Form 10QSB
period 2007-03-31
DIGITAL ALLY INC
filed 2007-06-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00052620

DIGITAL ALLY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4831 W. 136th Street, Suite 300, Leawood, KS 66224

(Address of principal executive offices)

(913) 814-7774

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 31, 2007
Common Stock, $.001 par value	13,309,027

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-QSB

DIGITAL ALLY, INC.

March 31, 2007

Item 1 – Financial Statements

DIGITAL ALLY, INC.

BALANCE SHEET

March 31, 2007 and December 31, 2006

	For the period ended
	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash	$97,830	$57,160
Accounts receivable-trade	1,562,704	977,826
Accounts receivable-other	209,209	225,716
Inventories	1,276,624	1,526,222
Prepaid expenses	437,840	422,279

Total current assets	3,584,207	3,209,203

Equipment	655,789	622,592
Less accumulated depreciation	155,294	114,851

	500,495	507,741

Other Assets	93,887	59,305

Total Assets	$4,178,589	$3,776,249

Liabilities and Stockholders’ Equity
Current liabilities
Note payable (Note 3)	$500,000	$500,000
Line of credit (Note 3)	500,000	500,000
Accounts payable	304,332	651,902
Accrued expenses	77,563	180,573
Customer deposits	185,322	20,899

Total current liabilities	1,567,217	1,853,374

Unearned Income	9,682	5,248

Commitments
Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 13,309,027	13,309	13,309
Additional paid in capital	9,958,679	9,436,766
Accumulated Deficit	(7,370,298)	(7,532,448)

Total Stockholders’ Equity	2,601,690	1,917,627

Total Liabilities and Stockholders’ Equity	$4,178,589	$3,776,249

See Notes to Financial Statements.

DIGITAL ALLY, INC.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	(Unaudited) For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenue	$3,439,729	$11,985
Cost of sales	1,364,043	7,650

Gross profit	2,075,686	4,335
Operating expenses	1,898,239	1,024,738

Operating income (loss)	177,447	(1,020,403)

Financial income (expense)
Interest income	2,787	12,474
Interest expense	(18,084)	(8,630)

	(15,297)	3,844

Income (loss) before provision for income taxes	162,150	(1,016,559)
Income tax provision	—	—

Net income (loss)	$162,150	$(1,016,559)

Net income (loss) per share information:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Weighted average shares outstanding
Basic	13,309,027	12,200,027
Diluted	14,437,208	12,200,027

See Notes to Financial Statements.

DIGITAL ALLY, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Total
Balance, December 31, 2006	13,309,027	$13,309	$9,436,766	$(7,532,448)	$1,917,627
Compensation related to stock options issued			521,913		521,913
Net income				162,150	162,150

Balance, March 31, 2007	13,309,027	$13,309	$9,958,679	$(7,370,298)	$2,601,690

See Notes to Financial Statements.

DIGITAL ALLY, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	(Unaudited) For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities
Net income (loss)	$162,150	$(1,016,559)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities
Depreciation	40,443	10,490
Stock option expense	521,913	283,009
Change in assets and liabilities
(Increase) decrease in
Accounts receivable – trade	(584,878)	(8,035)
Accounts receivable – other	16,507	(11,357)
Inventories	249,598	(213,089)
Prepaid expenses	(15,561)	(288,821)
Other assets	(28,277)	—
Increase in
Accounts payable	(347,570)	158,801
Accrued expenses and other liabilities	(98,576)	(38,837)
Customer deposits	164,423	27,320

Net cash provided by (used in) operating activities	80,172	(1,097,078)

Cash Flows from Investing Activities
Purchases of equipment	(33,197)	(103,024)
Other assets – deposits	(6,305)	—

Net cash (used in) investing activities	(39,502)	(103,024)

Increase (decrease) in cash	40,670	(1,200,102)

Cash, beginning of period	57,160	1,807,922

Cash, end of period	$97,830	$607,820

Supplemental disclosures of cash flow information Cash payments for interest	$18,084	$8,630

See Notes to Financial Statements.

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was created to supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.

Since its inception in 2003 through the second quarter of 2006, the Company had been considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, the Company shipped its first completed product, and became an operating company during the second quarter of 2006. Sales of these units have continued in 2007.

The following is a summary of the Company’s Significant Accounting Policies:

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, note payable, and line of credit approximate fair value because of the short-term nature of these items.

Revenue Recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Management has determined that as of March 31, 2007, no allowance for doubtful accounts is warranted.

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days. No interest is charged on overdue trade receivables.

Inventories

Inventories consist of electronic circuitry, boards, camera parts (components) and finished goods, and are carried at the lower of cost (First in, First out Method) or market value.

Prepaid Expenses

Prepaid expenses consist of amounts for professional services agreements that the service period is for one year. These amounts will be amortized to expense over the service period by the straight line method. Prepaid expenses also include upfront payments for which the service or goods has not yet been received. The amounts will be expensed as the service is provided.

Equipment

Equipment is recorded at cost. Depreciation is recorded by the straight-line method over the estimated life of the equipment, which ranges from 3 to 10 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of March 31, 2007, there had been no impairment in the carrying value of long-lived assets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore have not restated results for the prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the provisions of APB Opinion No. 25 “Accounting for Stock Options” and related interpretative guidance (“APB 25”), and stock based compensation expense for all stock-based compensation granted after January 1, 2006, and is based on the grant -date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•

Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the stock option plans during 2006 and 2005. For purposes of pro forma disclosures, the value of the options is estimated using the minimum value method and is amortized to expense over the options’ vesting periods using the straight line method. The following pro forma information sets forth the net account for stock options during the years ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income (loss), as reported	$162,150	$(1,016,559)
Add: Stock-based employee compensation expense included in reported net loss	521,913	283,009
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(286,913)	(62,813)

Pro forma net income (loss)	$397,150	$(796,363)

Basic and diluted income (loss) per share:
As reported	$0.01	$(0.08)

Pro forma	$0.03	$(0.07)

In determining the pro forma amounts, the value of each grant is estimated at the grant date using the minimum fair value method prescribed in SFAS No. 123R with the following assumptions: no dividends; risk free interest rate of 4.19%, and expected life of five years.

The fair value of stock warrants issued to non-employees is being accounted for using SFAS No. 123R with the following assumptions: no dividends, risk-free interest rate of 4.66% for 2006 and 4.15% for 2005, expected life of four years for 2006 and five years for 2005 and volatility of 59%.

The stock warrants issued to investors in 2006 are not accounted for under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” as the warrant agreements contain no provision for the Company to use any of its cash or other assets to settle the warrants. The stock warrants are not considered derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133 as the stock warrants are indexed to the Company’s common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.”

Segments of business: The Company currently only has one segment line of business.

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

Deferred taxes are provided for by a liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company report on Form SB-2 for the year ended December 31, 2006.

NOTE 3. PLEDGED ASSETS, NOTE PAYABLE AND BANK LINE OF CREDIT

In September 2004, the Company borrowed $500,000 from Acme Resources, LLC, a Mississippi limited liability company controlled by certain stockholders of the Company. The note bears interest at an annual interest rate of seven percent (7%) and was due on March 1, 2005. Subsequently, the Company entered into an agreement whereby the holder of the note could extend repayment monthly by a period of up to six (6) months. The note was due on November 15, 2006, but was extended an additional six (6) months to May 15, 2007. The Company sent notice of intent to pay off the note payable prior to the maturity of May 15, 2007. However, the note holder chose to convert the note into five hundred thousand (500,000) shares of common stock. This transaction is currently in process of completion.

The note is payable in cash or, at the option of the holder, by conversion of the note into five hundred thousand (500,000) shares of the Company’s common stock. The holder of this note also received 166,667 shares of common stock for lending the money to the Company.

It was determined that no beneficial conversion existed with the common stock conversion price. The value of the common stock was recorded as a credit to paid-in capital at the time of the transaction based upon the fair value of the common stock. The note payable was decreased by the corresponding amount and accreted to interest expense over the initial life of the loan.

During 2006, the Company established a $500,000 line of credit with a bank. The line of credit is secured by eligible trade receivables, inventory and equipment. The interest rate is 9.25%, and interest is

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

due monthly. The line of credit matures in November 2007. As of March 31, 2007, the outstanding balance on the line of credit was $500,000.

NOTE 4. EQUITY TRANSACTIONS

The Company recorded pretax compensation expense for stock options issued to employees of $521,913 and $283,009 for the quarters ended March 31, 2007 and 2006, respectively. The Company has recorded a full valuation allowance on deferred tax assets; therefore, no tax benefit is recognized.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2006 Option Plan are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 49.58%

•	Expected dividends – none

•	Risk-free interest rate – 4.66%

•	Forfeitures – 0%

During the first quarter of 2007, the Board of Directors approved the 2007 option plan, which provides an additional 1,500,000 options as incentive based options to be issued to employees of the Company. Of this total, 1,210,100 were granted in March 2007, with these options vesting equally on three dates: October 1, 2007, April 1, 2008, and October 1, 2008.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2007 Option Plan are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 54.22%

•	Expected dividends – none

•	Risk-free interest rate – 4.52%

•	Forfeitures – 0%

A summary of the options outstanding follows:

	For the Quarter Ended March 31, 2007		For the Quarter Ended March 31, 2006
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,225,000	$1.46	2,700,000	$1.09
Granted	1,210,000	1.60	—
Exercised	—		—	—
Cancelled	—	—	—	—
Forfeited	(10,000)	(2.15)	—	—

Outstanding at end of quarter	5,425,000	$1.49	2,700,000	$1.09

Exercisable at end of the period	2,815,000	$1.39	1,075,000	$1.09

Weighted-average fair value for options granted during the period at fair value	1,575,000	$0.82	—	$—

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

As of March 31, 2007, the unamortized portion of stock compensation expense on all existing stock options was $1,006,757.

As part of raising additional equity in 2005, the Company agreed to provide further compensation to the placement agents in the form of warrants. No warrants were exercised during the three-months ended March 31, 2007 and 2006.

As part of raising additional capital in 2006, the Company agreed to provide further compensation to investors in the form of warrants. No warrants were exercised during the three-months ended March 31, 2007 and 2006.

The following provides additional information related to the warrants issued:

	For the Quarter Ended March 31, 2007		For the Quarter Ended March 31, 2006
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	709,750	$1.72	470,000	$1.20
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	709,750	$1.72	470,000	$1.20

Exercisable at end of the period	709,750	$1.72	—	$—

A further summary about warrants outstanding at March 31, 2007 is as follows:

Warrants Exercisable/Outstanding
Exercise Prices	Number Exercisable/ Outstanding	Weighted Average Remaining Life
$1.20	470,000/470,000	3.7 years
$2.75	239,750/239,750	1.5 years

	709,750/709,750	—

NOTE 5. RECENTLY ISSUED ACCOUNTING STANDARDS

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. Due to the Company’s significant net operating loss carryforward, there is little impact to the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning October 1, 2008, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has four non-cancelable operating lease agreements for equipment, office space and warehouse space, with an additional office location leased in February 2007. The agreements expire from October 2007 to November 2008. The Company also has entered into month-to-month leases. Rent expense for the quarters ended March 31, 2007 and 2006 was $32,750 and $19,791, respectively, related to these leases.

The future minimum amounts due under the leases are as follows:

Year ending December 31:
2007	$170,124
2008	$80,678

$250,802

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share:

	For the Quarters Ended March 31,
Numerator:	2007	2006
Net Income (Loss)	$162,150	$(1,016,559)

Denominator:
Weighted-average common shares outstanding – basic	13,309,027	12,200,027
Effect of dilutive options outstanding	1,128,181	—

Weighted-average common shares outstanding – diluted	14,437,208	12,200,027

For the quarters ended March 31, 2007 and 2006, 3,089,850 and 3,170,000, respectively, of stock options and warrants were not included in the above-calculation as such options and warrants were not anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our history of operating losses; (ii) our expectation to continue to generate operating losses and experience negative cash flow and the uncertainty as to whether we will achieve future profitability; (iii) our auditors’ expression of a substantial doubt about or ability to continue as a going concern; (iv) uncertainty as to whether we will need additional financing; (v) our operation in a developing market and uncertainty as to market acceptance of our technology and products; (vi) risks related to dealing with public entities as customers; (vii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (viii) characterization of our market by new products and rapid technological change; (ix) potential that stockholders may lose all or part of their investment if we are unable to compete in our market; (x) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (xi) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xii) our dependence on key personnel; (xiii) our limited marketing capability; (xiv) our dependence on manufacturers and suppliers; (xv) our ability to protect technology through patents; (xvi) our ability to protect our proprietary technology and information; (xvii) risks related to our license arrangements; (xviii) our incomplete trademark registration; (xviv) the limited market for your shares; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxiii) our common stock is considered a penny stock and is considered to be a high-risk investment and subject to restrictions on marketability; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price which is likely to be highly volatile because of several factors, including a limited public float; and (xxviii) indemnification of our officers and directors. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Registration Statement No. 333-138025 filed with the Securities and Exchange Commission.

Recent Developments for the Company

Overview

The Company was created to supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.

Since its inception in 2003 through the second quarter of 2006, the Company had been considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, the Company shipped its first completed product, and became an operating company during the second quarter of 2006. Sales of these units have continued into 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

For the Three Months Ended March 31, 2007 and 2006

Results From Operations

Revenues

The Company was a development stage company since its inception, with activities up to this point focused on getting our products fully developed for market. This activity led to the completion of our first units late in the first quarter 2006, and the Company became an operating company during second quarter 2006. Sales for the quarters ended March 31, 2007 and 2006 were $3,439,729 and $11,985, respectively, and increase of $3,427,744, as the Company started shipping at the end of March 2006. The significant increase this year was the result of continued acceptance of our product in the marketplace as we have been in production for the last year.

Cost of Sales

The cost of sales on units sold for the quarters ended March 31, 2007 and 2006 were $1,364,043 and $7,650, respectively, an increase of $1,356,393. The significant increase is explained above in revenues.

Gross Margin

Gross margin for the quarters ended March 31, 2007 and 2006 was $2,075,686 and $4,335, respectively, and increase of $2,071,351. The significant increase is explained above in revenues. The gross margin percentages were 60.3% and 36.2%, respectively, for the quarters ended March 31, 2007 and 2006. The increase is attributable to improved productivity as we have improved operations. Also, our initial production had greater cost than are currently experiencing.

Operating Expenses

Operating expenses were $1,898,239 and $1,024,738 for the quarters ended March 31, 2007 and 2006, respectively, an increase of $843,501 (85.2%). The increase is attributable to two categories, research and development expense and selling, general and administrative expense, with an explanation as follows:

Research and Development Expenses. With the Company focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $125,747 and $316,778 for the quarters ended March 31, 2007 and 2006, respectively, a decrease of $191,031 (60.3%). The decrease in 2007 was attributable to the shift to production following completion of key development activities. For the statement of operations, research and development expense was included in operating expenses.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $1,772,492 and $707,960 for the quarters ended March 31, 2007 and 2006, respectively, an increase of $1,064,532 (150.4%). Almost $254,000 of this increase (173.6% increase) was due to increased consulting, legal and professional activities related to the year end audit for 2006 and SEC filings, and other increased activities as we started production of our products. With both facilities operational for all of 2006, coupled with additional staff hired during 2006 as we geared up for product launches, facility related expenses, depreciation, general and administrative salaries, and travel increased by approximately $318,000 during the quarter ended March 31, 2007 compared to the same period in 2006 (132.8%). We also added another office facility to accommodate our growth. With sales continuing to increase in the first quarter of 2007 compared to very few sales in first quarter 2006, commission expense totaled $293,033 for the quarter ended March 31, 2007, with none in 2006 as we had no commissionable sales. The Company also incurred expenses for the quarters ended March 31, 2007 and 2006 of $521,913 and $283,009, respectively, for stock option expense to account for expense related to options granted to employees and non-employees, an increase of $199,665 (62.0%).

Operating Income (Loss)

For the reasons previously stated, operating income was $177,447 for the quarter ended March 31, 2007, and operating loss was ($1,020,403) for the quarter ended March 31, 2006, an increase of $1,197,850.

Interest Income

The Company earned interest income of $2,787 and $12,474 during the quarters ended March 31, 2007 and 2006, respectively, a decrease of $9,687 (77.7%). The decrease in income was a result of a decrease in the invested funds as they were utilized for operations.

Interest Expense

Interest expense was $18,084 and $8,630 for the quarters ended March 31, 2007 and 2006, respectively, an increase of $9,454 (109.6%), as the Company had a higher average balance outstanding under the bank line of credit in the first quarter of 2007. There was no bank line of credit in the first quarter of 2006.

Income (Loss) Before Provision for Income Taxes

As a result of the above, the Company recorded income before provision for income taxes of $162,150 for the quarter ended March 31, 2007 and loss before provision for income taxes of ($1,016,559) for the quarter ended March 31, 2006, an increase of $1,178,709.

Income Tax Provision

There is no provision for taxes for either period, as the Company was a development stage company in 2005 and became an operating company in the second quarter of 2006, and has incurred substantial losses. No tax benefit is recorded due to the uncertainty of future profitable operations to be able to utilize such tax benefits.

Net Income (Loss)

As a result of the above, the Company recorded net income of $162,150 for the quarter ended March 31, 2007, and net loss of ($1,016,559) for the quarter ended March 31, 2006, an increase of $1,178,709.

Basic and Diluted Income (Loss) per Share

The basic income per share was $0.01 for the quarter ended March 31, 2007 and basic loss per share was ($0.08) for the quarter ended March 31, 2006 for the reasons previously noted. The diluted income (loss) per share rounded to the same per share amounts noted.

Liquidity and Capital Resources

The Company has provided for its cash requirements to date through private placement activities, primarily the placement in 2005, which raised a net of $4.1 million. During the third quarter of 2006, the Company completed a private placement, which raised a net of $1.6 million. During 2004, the Company borrowed $500,000 from a company controlled by certain stockholders of the Company. This note bears interest of seven percent (7%) per year, and was extended through May 15, 2007. The Company gave notice to the note holder in April 2007 of its intent to pay off this note prior to the maturity date noted. The note holder chose to exercise its right to convert the note into five hundred thousand (500,000) shares of common stock.

During the last quarter of 2006, the Company established a $500,000 line of credit with a bank. With sales of over $4 million during 2006, the Company is now generating working capital on its own. As of March 31, 2007, the Company had working capital of $2,016,990. During April 2007, the Company paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million. The Company has no long term debt as of March 31, 2007.

Net cash provided by operating activities was $80,172 for the quarter ended March 31, 2007, and net cash used in operating activities was ($1,097,078) for the quarter ended March 31, 2006, respectively. The provision of cash for the quarter ended March 31, 2007 is the result of net income of $162,150, a net change in operating assets and liabilities of approximately ($644,000), and partially offset by non-cash charges of approximately $562,000. The cash used in operating activities for the quarter ended March 31, 2006 is the result of a net loss of ($1,016,559), a net change in operating assets and liabilities of approximately ($374,000), and partially offset by non-cash charges of approximately $283,000. For the quarter ended March 31, 2006, the Company was still a development stage company and the use of our operating funds was primarily to fund research and development activities and other selling, general and administrative expenses.

Cash used in investing activities was $39,502 and $103,024 for the quarters ended March 31, 2007 and 2006, respectively. The decrease in cash used in investing activities for both 2007 and 2006 was due to the purchase of equipment. A greater amount of equipment was purchased in first quarter 2006 than 2007 as we were preparing to go into production.

The net result of these activities resulted in an increase in cash of $40,670 to $97,830 for the quarter ended March 31, 2007, and a decrease in cash of ($1,200,102) to $607,820 for the quarter ended March 31, 2006.

The Company has no material commitments for capital expenditures.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical account estimates are set forth below and have not changed during 2006.

Revenue Recognition/Allowance for Doubtful Accounts

Nature of estimates required. The allowance for doubtful accounts represents our estimate of uncollectible accounts receivable at the balance sheet date. We monitor our credit exposure on a regular basis and assess the adequacy of our allowance for doubtful accounts on a quarterly basis.

Assumptions and approach used. We estimate our required allowance for doubtful accounts using the following key assumptions:

•	Historical collections – Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.

•

Specific credit exposure on certain accounts – Identified based on management’s review of the accounts receivable portfolio and taking into account the financial condition of customers that management may deem to be higher risk of collection.

Inventories

Nature of estimates required. With our company in our first year of production, we have carried large quantities of component inventory in order to meet our customers’ demands. This inventory consisted of electronic circuitry, boards and camera parts. Given the nature of potential obsolescence in this ever-changing environment, there is a risk of impairment in inventory that is unsaleable, non-refundable, slow moving or obsolete. The use of estimates is required in determining the salvage value of this inventory.

Assumptions and approach used. We estimate our inventory obsolescence reserve at each balance sheet date based on the following assumptions:

•	Slow moving products – Items identified as slow moving are evaluated on a case by case basis for impairment.

•

Obsolete/discontinued inventory – Products identified that are near or beyond their expiration, or new models are now available. Should this occur, we estimate the market value of this inventory as if it were to be liquidated.

•	Estimated salvage value/sales price – Salvage value is estimated using management’s evaluation of remaining value of this inventory and the ability to liquidate this inventory.

Sensitivity analysis. At this time in our products’ early life cycles, coupled with prudent levels of purchasing activity to support the growing demands for our products, management has determined that none of our inventory is impaired at this time, with no slow moving or obsolete inventory; therefore, we do not believe there is a need for any reductions in the value of our inventory. Management will continue to assess the condition of our inventory and take necessary measures to adjust these values as deemed appropriate.

Research and Development Costs

Nature of estimates required. The Company expenses all research and development costs as incurred. Our Company incurred substantial costs related to research and development as we prepared our products for market, and will continue to incur these costs as we develop and enhance more products.

Assumptions and approach used. As we moved to production, many of these costs shifted to expenses related to the production of this product (cost of sales), thus reducing our research and development expense. However, we continue to provide support to the development of enhancements to our existing products as well as invest resources in the development of new products.

Sensitivity analysis. Management continually evaluates our efforts in new product development so that we properly classify costs to either production of existing product or research and development costs related to bringing new/enhanced products to market.

Stock Based Compensation

Nature of estimates required. The estimates and assumptions pertaining to stock based compensation pertain to the Black Scholes valuation model, and are noted above under Critical Accounting Policies.

Assumption and approach used. For our stock option plans, the assumptions for term, volatility, interest rate and forfeitures have all been addressed specifically to the particulars of each option plan in calculating the associated expense.

The expected term of each plan has been projected based on the estimated term (expected time to exercise said options) in relation to the vesting period and expiration of the options. The expected volatility of award grants is properly measured using historical stock prices over the expected term of the award. The risk free interest rate used is in relation to the expected term of awards. Finally, forfeitures are based on the history of cancellation of awards granted.

Sensitivity analysis. Management will continually monitor costs related to stock based compensation, and adjust analyses for changes in estimates and assumptions, such as: shifts in expected term caused by shifts in the exercising of options; expected volatility shifts caused by changes in our Company’s historical stock prices; interest rate shifts in relation to expected term of awards; and, shifts in forfeitures as the Company experiences potential cancellations of awards caused by loss of personnel holding such awards.

The stock warrants issued to investors in 2006 are not accounted for under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” as the warrant agreements contain no provision for the Company to use any of its cash or other assets to settle the warrants. The stock warrants are not considered derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133 as the stock warrants are indexed to the Company’s common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” The stock warrants are included with the proceeds from the issuance of common stock. Warrants issued to non-employees who are not investors purchasing common stock are accounted for under SFAS No. 123. The fair value is determined using the Black-Scholes pricing model and that amount is recognized in the statement of operations.

Inflation and Seasonality

Inflation has not materially affected the Company during the past fiscal year. The Company’s business is not seasonal in nature.

Item 3 – Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act, as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending litigation, legal proceedings or claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(Not Applicable)

Item 3. Defaults Upon Senior Securities

(Not Applicable)

Item 4. Submission of Matters to a Note of Security Holders

(Not Applicable)

Item 5. Other Information

(Not Applicable)

Item 6. Exhibits.

(a)	Exhibits

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Jeffrey A. Bakalar pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Jeffrey A. Bakalar pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2007	/s/ Stanton E. Ross
	Name:	Stanton E. Ross
	Title:	President and Chief Executive Officer

/s/ Jeffrey A. Bakalar
	Name:	Jeffrey A. Bakalar
	Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Jeffrey A. Bakalar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Jeffrey A. Bakalar, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.