Form 10QSB
period 2007-06-30
DIGITAL ALLY INC
filed 2007-08-06
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common Stock, $.001 par value	13,934,027

Transitional Small Business Disclosure Format (Check one):    Yes   ☐    No  ☒

FORM 10-QSB

DIGITAL ALLY, INC.

June 30, 2007

Item 1 — Financial Statements

DIGITAL ALLY, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	(Unaudited) June 30, 2007	(Audited) December 31, 2006
Assets
Current assets
Cash	$468,272	$57,160
Accounts receivable-trade	1,684,967	977,826
Accounts receivable-other	189,258	225,716
Inventories	1,559,297	1,526,222
Prepaid expenses	253,682	422,279

Total current assets	4,155,476	3,209,203

Equipment	754,979	622,592
Less accumulated depreciation	203,858	114,851

	551,121	507,741

Other Assets	104,934	59,305

Total Assets	$4,811,531	$3,776,249

Liabilities and Stockholders’ Equity
Current liabilities
Note payable	$—	$500,000
Line of credit (Note 3)	—	500,000
Accounts payable	437,278	651,902
Accrued expenses	281,447	180,573
Customer deposits	12,119	20,899

Total current liabilities	730,844	1,853,374

Unearned Income	11,016	5,248

Commitments
Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 13,934,027 – 2007 13,309,027 – 2006	13,934	13,309
Additional paid in capital	11,022,163	9,436,766
Accumulated Deficit	(6,966,426)	(7,532,448)

Total Stockholders’ Equity	4,069,671	1,917,627

Total Liabilities and Stockholders’ Equity	$4,811,531	$3,776,249

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2007 AND 2006

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$3,819,340	$825,459	$7,259,069	$837,444
Cost of sales	1,180,440	376,795	2,544,483	384,445

Gross profit	2,638,900	448,664	4,714,586	452,999
Operating expenses	2,232,396	1,382,187	4,130,635	2,406,925

Operating income (loss)	406,504	(933,523)	583,951	(1,953,926)

Financial income (expense)
Interest income	6,398	3,437	9,185	15,911
Interest expense	(9,030)	(8,726)	(27,114)	(17,356)

	(2,632)	(5,289)	(17,929)	(1,445)

Income (Loss) before provision for income taxes	403, 872	(938,812)	566,022	(1,955,371)
Income tax provision (Note 4)	—	—	—	—

Net income (loss)	$403,872	$(938,812)	$566,022	$(1,955,371)

Net income (loss) per share information:
Basic	$0.03	$(0.08)	$0.04	$(0.16)
Diluted	$0.03	$(0.08)	$0.04	$(0.16)
Weighted average shares outstanding:
Basic	13,773,412	12,433,360	13,542,502	12,433,360
Diluted	15,548,520	12,433,360	14,960,015	12,433,360

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	13,309,027	$13,309	$9,436,766	$(7,532,448)	$1,917,627

Compensation related to stock options issued	—	—	908,522	—	908,522

Shares issued for cash at $1.20/share, exercised from 2005 non-qualified options	75,000	75	89,925	—	90,000

Shares issued for conversion of note payable to stock	500,000	500	499,500	—	500,000

Shares issued for consulting services at $1.75/share in lieu of cash compensation	50,000	50	87,450	—	87,500

Net income	—	—	—	566,022	566,022

Balance, June 30, 2007	13,934,027	$13,934	$11,022,163	$(6,966,426)	$4,069,671

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENT OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities
Net income (loss)	$566,022	$(1,955,371)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation	89,007	35,643
Stock option expense	908,522	752,588
Shares of common stock issued in lieu of cash compensation	87,500	—
Change in assets and liabilities
(Increase) decrease in
Accounts receivable - trade	(707,141)	(611,318)
Accounts receivable - other	36,458	(96,551)
Inventories	(33,075)	(350,600)
Prepaid expenses	168,597	(367,749)
Other assets	(39,325)	—
Increase (decrease) in
Accounts payable	(214,624)	226,252
Accrued expenses and other liabilities	106,642	35,070
Customer deposits	(8,780)	661

Net cash provided by (used in) operating activities	959,903	(2,331,375)

Cash Flows from Investing Activities
Purchases of equipment	(132,387)	(157,385)
(Increase) in other assets – deposits	(6,304)	—

Net cash (used in) investing activities	(138,691)	(157,385)

Cash Flows from Financing Activities
Principal payments on line of credit	(500,000)	—
Proceeds from exercise of stock options	90,000	—
Proceeds from sale of common stock	—	1,208,323

Net cash provided by (used in) financing activities	(410,000)	1,208,323

Increase (decrease) in cash	411,112	(1,280,437)
Cash, beginning of period	57,160	1,807,922

Cash, end of period	$468,272	$527,485

Supplemental disclosures of cash flow information
Cash payments for interest	$27,114	$17,356

Supplemental disclosures of non-cash investing and financing activities Common stock issued for settlements of note payable	$500,000	$—

See Notes to Condensed Financial Statements.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Management has determined that as of June 30, 2007, no allowance for doubtful accounts is warranted.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of June 30, 2007, there had been no impairment in the carrying value of long-lived assets.

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

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

•	Expected dividend rate is determined based on expected dividends to be declared;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted by both companies and management’s analysis of potential forfeitures.

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the stock option plans during 2006 and 2005. For purposes of pro forma disclosures, the value of the options is estimated using the minimum value method and is amortized to expense over the options’ vesting periods using the straight line method. The following pro forma information sets forth the net account for stock options during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss), as reported	$403,872	$(938,812)	$566,022	$(1,955,371)
Add: Stock-based employee compensation expense included in reported net loss	386,609	469,579	908,522	752,588
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	172	(62,183)	(286,741)	(125,626)

Pro forma net income (loss)	$790,653	$(531,416)	$1,187,803	$(1,328,409)

Basic and diluted income (loss) per share:
As reported - basic and diluted	$0.03	$(0.08)	$0.04	$(0.16)

Pro forma - basic	$0.06	$(0.04)	$0.09	$(0.10)

Pro forma - diluted	$0.05	$(0.04)	$0.08	$(0.10)

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

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3. PLEDGED ASSETS AND BANK LINE OF CREDIT

During 2006, the Company established a $500,000 line of credit with a bank. The line of credit is secured by eligible trade receivables, inventory and equipment. The interest rate is 9.25%, and interest is due monthly. The line of credit matures in November 2007. In April 2007, the bank increased our line of credit to $1.5 million, with the same terms and expiration date remaining unchanged. As of June 30, 2007, the outstanding balance on the line of credit was $0.

NOTE 4. EQUITY TRANSACTIONS

The Company recorded pretax compensation expense for stock options issued to employees of $386,609 and $469,579 for the quarters ended June 30, 2007 and 2006, and $908,522 and $752,588 for the six months ended June 30, 2007 and 2006, respectively. The Company has recorded a full valuation allowance on deferred tax assets; therefore, no tax benefit is recognized.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2006 Option Plan are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 49.58%

•	Expected dividends – none

•	Risk-free interest rate – 4.66%

•	Forfeitures – 0%

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

During the first quarter of 2007, the Board of Directors approved the 2007 option plan, which provides an additional 1,500,000 options as incentive based options to be issued to employees of the Company. Of this total, 1,210,100 were granted in March 2007, with these options vesting equally on three dates: October 1, 2007, April 1, 2008, and October 1, 2008. During the second quarter of 2007, an additional 135,000 options were granted to non-employees for services rendered or to be rendered.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2007 Option Plan are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 54.22%

•	Expected dividends – none

•	Risk-free interest rate – 4.52%

•	Forfeitures – 0%

During the second quarter of 2007, the Board of Directors approved 125,000 non qualified options. These were granted to a non-employee for services rendered and to be rendered.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for these options are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 42.17%

•	Expected dividends – none

•	Risk-free interest rate – 4.57%

•	Forfeitures – 0%

During the second quarter of 2007, the Board of Directors also approved another 10,000 non qualified options. These were also granted to a non-employee for services rendered.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for these options are as follows:

•	Expected term of the options – 3 years

•	Expected volatility – 61.49%

•	Expected dividends – none

•	Risk-free interest rate – 4.92%

•	Forfeitures – 0%

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A summary of the options outstanding follows:

	For the Six Months Ended June 30, 2007		For the Six Months Ended June 30, 2006
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,225,000	$1.46	2,700,000	$1.09
Granted	1,345,100	1.64	—
Exercised	(75,000)	(1.20)	—	—
Cancelled	—	—	—	—
Forfeited	(15,000)	(2.15)	—	—

Outstanding at end of quarter	5,480,100	$1.51	2,700,000	$1.09

Exercisable at end of the period	3,443,850	$1.32	1,575,000	$1.07

Weighted-average fair value for options granted during the period at fair value	1,345,000	$.65	—	$—

At June 30, 2007 the aggregate intrinsic value of options outstanding was approximately $4,375,470, the aggregate intrinsic value of options exercisable was approximately $3,387,033, and the aggregate intrinsic value of options exercised during the period was $82,500.

As of June 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $710,773.

As part of raising additional equity in 2005, the Company agreed to provide further compensation to the placement agents in the form of warrants. No warrants were exercised during the six -months ended June 30, 2007 and 2006.

As part of raising additional capital in 2006, the Company agreed to provide further compensation to investors in the form of warrants. Warrants issued during the three-months ended June 30, 2006 totaled 175,000 at $2.75 per warrant, with a two-year expiration.

The following provides additional information related to the warrants issued:

	For the Six Months Ended June 30, 2007		For the Six Months Ended June 30, 2006
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	709,750	$1.72	470,000	$1.20
Granted	—	—	175,000	2.75
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	709,750	$1.72	645,000	$1.62

Exercisable at end of the period	709,750	$1.72	645,000	$1.62

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

A further summary about warrants outstanding at June 30, 2007 is as follows:

Warrants Exercisable/Outstanding
Exercise Prices	Number Exercisable/ Outstanding	Weighted Average Remaining Life
$1.20	470,000/470,000	3.4 years
$2.75	239,750/239,750	1.3 years

	709,750/709,750	—

NOTE 5. RECENTLY ISSUED ACCOUNTING STANDARDS

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. Due to the Company’s significant net operating loss carryforward, there is little impact to the Company.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115 (“SFAS 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS 159. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 on its financial position, results of operations and cash flows.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has four non-cancelable operating lease agreements for equipment, office space and warehouse space, with an additional office location leased in February 2007. The agreements expire from October 2007 to November 2008. The Company also has entered into month-to-month leases. Rent expense for the three months and six months ended June 30, 2007 and 2006 was $38,867 and $20,141, and $71,618 and $39,932, respectively, related to these leases.

The future minimum amounts due under the leases are as follows:

Year ending December 31:
2007 (July 1 - December 31)	$83,399
2008 (January 1 - December 31)	$83,682

$167,081

Digital Ally, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net Income (Loss)	$403,872	$(938,812)	$566,022	$(1,955,371)

Denominator:
Weighted-average common shares outstanding – basic	13,773,412	12,433,360	13,542,502	12,433,360
Effect of dilutive options outstanding	1,775,107	—	1,417,513	—

Weighted-average common shares outstanding – diluted	15,548,520	12,433,360	14,960,015	12,433,360

For the six months ended June 30, 2007 and 2006, 2,910,000 and 239,750, respectively, of stock options and warrants were not included in the above-calculation as such options and warrants were anti-dilutive.

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

For the Three Months Ended June 30, 2007 and 2006

Results From Operations

Revenues

The Company was a development stage company since its inception, with activities up to this point focused on getting our products fully developed for market. This activity led to the completion of our first units late in the first quarter 2006, and the Company became an operating company during second quarter 2006. Sales for the quarters ended June 30, 2007 and 2006 were $3,819,340 and $825,459, respectively, an increase of $2,993,881 (363%), as the Company started shipping product at the end of March 2006. The significant increase this year was the result of continued acceptance of our product in the marketplace as we have been in production for the last year.

Cost of Sales

The cost of sales on units sold for the quarters ended June 30, 2007 and 2006 were $1,180,440 and $376,795, respectively, an increase of $803,645 (213%). The significant increase is explained above in revenues.

Gross Margin

Gross margin for the quarters ended June 30, 2007 and 2006 was $2,638,900 and $448,664, respectively, an increase of $2,190,236 (488%). The significant increase is explained above in revenues. The gross margin percentages were 69.1% and 54.4%, respectively, for the quarters ended June 30, 2007 and 2006. The increase is attributable to improved productivity as we have improved operations. Also, our initial production had greater cost than we are currently experiencing.

Operating Expenses

Operating expenses were $2,232,396 and $1,382,187 for the quarters ended June 30, 2007 and 2006, respectively, an increase of $850,209 (61.5%). The increase is attributable to selling, general and administrative expense, with an explanation as follows:

Research and Development Expenses. With the Company focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $307,073 and $388,830 for the quarters ended June 30, 2007 and 2006, respectively, a decrease of $81,757 (21.0%). The decrease in 2007 was attributable to the shift to production following completion of key development activities. For the statement of operations, research and development expense was included in operating expenses.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $1,925,323 and $993,357 for the quarters ended June 30, 2007 and 2006, respectively, an increase of $931,966 (93.8%). Almost $275,000 of this increase was due to increased consulting, legal and professional activities related to the year end audit for 2006 and SEC filings, and other increased activities as we started production of our products. In order to support the continued acceptance of our product in the marketplace, the Company incurred greater facility related expenses, depreciation, general and administrative salaries, and travel, which increased over $527,000 during the quarter ended June 30, 2007 compared to the same period in 2006. During early 2007, the Company also added another office facility and increased our production facility to accommodate our growth. With sales continuing to increase during the second quarter of 2007, commission expense increased by $252,000 for the quarter ended June 30, 2007, compared to the same period in 2006. The Company also incurred expenses for the quarters ended June 30, 2007 and 2006 of $387,000 and $509,000, respectively, for stock option expense to account for expense related to options granted to employees and non-employees, a decrease of $122,000.

Operating Income (Loss)

For the reasons previously stated, operating income was $406,504 for the quarter ended June 30, 2007 and operating loss was $(933,523) for the quarter ended June 30, 2006, respectively, an increase of $1,340,027.

Interest Income

The Company earned interest income of $6,398 and $3,437 during the quarters ended June 30, 2007 and 2006, respectively, an increase of $2,961 (86.2%). The increase in interest income was a result of an increase in cash flow from continued growth of our business.

Interest Expense

Interest expense was $9,030 and $8,726 for the quarters ended June 30, 2007 and 2006, respectively, an increase of $304 (3.5%). With improved cash flow for business growth, the Company retired both the note payable (converted to common stock at note holder’s discretion) and paid off the bank line of credit during the second quarter of 2007.

Income (Loss) Before Provision for Income Taxes

As a result of the above, the Company recorded income before provision for income taxes of $403,872 and net loss before provision for income taxes of ($938,812) for the quarters ended June 30, 2007 and 2006, respectively, an increase of $1,342,684.

Income Tax Provision

There is no provision for taxes for either period, as the Company was a development stage company in 2005 and became an operating company in the second quarter of 2006, and has incurred substantial losses. No tax benefit is recorded due to the uncertainty of future profitable operations to be able to utilize such tax benefits.

Net Income (Loss)

As a result of the above, for the quarters ended June 30, 2007 and 2006, the Company recorded net income of $403,872 and net loss of ($938,812), respectively, an increase of $1,342,684.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was $0.03 and ($0.08) for the quarters ended June 30, 2007 and 2006, respectively, for the reasons previously noted. The diluted income (loss) per share was $0.03 and ($0.08), respectively, for the same periods.

For the Six Months Ended June 30, 2007 and 2006

Results From Operations

Revenues

The Company was a development stage company since its inception, with activities up to this point focused on getting our products fully developed for market. This activity led to the completion of our first units late in the first quarter 2006, and the Company became an operating company during second quarter 2006. Sales for the six months ended June 30, 2007 and 2006 were $7,259,069 and $837,444, respectively, an increase of $6,461,625 (767%). The significant increase this year was the result of continued acceptance of our product in the marketplace as we have been in production for the last year.

Cost of Sales

The cost of sales on units sold for the six months ended June 30, 2007 and 2006 were $2,544,483 and $384,445, respectively, an increase of $2,160,038 (562%). The significant increase is explained above in revenues.

Gross Margin

Gross margin for the six months ended June 30, 2007 and 2006 was $4,714,586 and $452,999, respectively, an increase of $4,261,587 (941%). The significant increase is explained above in revenues. The gross margin percentages were 64.9% and 54.1%, respectively, for the six months ended June 30, 2007 and 2006. The increase is attributable to improved productivity as we have continued to improve operations. Also, our initial production had greater cost than we are currently experiencing.

Operating Expenses

Operating expenses were $4,130,635 and $2,406,925 for the six months ended June 30, 2007 and 2006, respectively, an increase of $1,723,710 (71.6%). The increase is attributable to selling, general and administrative expense, with an explanation as follows:

Research and Development Expenses. With the Company focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $430,606 and $738,305 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $307,699 (41.7%). The decrease in 2007 was attributable to the shift to production following completion of key development activities. For the statement of operations, research and development expense was included in operating expenses.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $3,700,029 and $1,668,620 for the six months ended June 30, 2007 and 2006, respectively, an increase of $2,031,409 (121.7%). Almost $452,000 of this increase was due to increased consulting, legal and professional activities related to the year end audit for 2006 and SEC filings, and other increased activities as we started production of our products. In order to support the continued acceptance of our product in the marketplace, the Company incurred greater facility related expenses, depreciation, general and administrative salaries, and travel, which increased over $956,000 during the six months ended June 30, 2007 compared to the same period in 2006 . During early 2007, the Company also added another office facility and increased our production facility to accommodate our growth. With sales continuing to increase during the second quarter of 2007, commission expense was $545,000 greater for the six months ended June 30, 2007 compared to the same period in 2006. The Company also incurred expenses for the six months ended June 30, 2007 and 2006 of $908,522 and $831,064, respectively, for stock option expense to account for expense related to options granted to employees and non-employees, an increase of $77,000 (9.3%).

Operating Income (Loss)

For the reasons previously stated, operating income was $583,951 and operating loss was ($1,953,926), respectively, for the six months ended June 30, 2007 and 2006, an increase of $2,537,877.

Interest Income

The Company earned interest income of $9,185 and $15,911 during the six months ended June 30, 2007 and 2006, respectively, a decrease of $6,726 (42.3%). The decrease in income was a result of a decrease in the invested funds as they were utilized for operations.

Interest Expenses

Interest expense was $27,114 and $17,356 for the six months ended June 30, 2007 and 2006, respectively, an increase of $9,758 (56.2%), as the Company had a higher average balance outstanding under the bank line of credit in the first quarter of 2007. There was no bank line of credit in the first quarter of 2006. The note payable was converted to common stock, and the bank line of credit was paid in full, during second quarter 2007.

Income (Loss) Before Provision for Income Taxes

As a result of the above, the Company recorded income before provision for income taxes of $566,022 and net loss before provision for income taxes of ($1,955,371) for the six months ended June 30, 2007 and 2006, respectively, an increase of $2,521,393.

Income Tax Provision

There is no provision for taxes for either period, as the Company was a development stage company in 2005 and became an operating company in the second quarter of 2006, and has incurred substantial losses. No tax benefit is recorded due to the uncertainty of future profitable operations to be able to utilize such tax benefits.

Net Income (Loss)

As a result of the above, for the six months ended June 30, 2007 and 2006, the Company recorded net income of $566,022 and ($1,955,371), respectively, an increase of $2,521,393.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was $0.04 and ($0.16) for the six months ended June 30, 2007 and 2006, respectively, for the reasons previously noted. The diluted income (loss) per share was $0.04 and $(0.16), respectively, for the same periods.

Liquidity and Capital Resources

The Company has provided for its cash requirements to date through private placement activities, primarily the placement in 2005, which raised a net of $4.1 million. During the third quarter of 2006, the Company completed a private placement, which raised a net of $1.6 million.

During the last quarter of 2006, the Company established a $500,000 line of credit with a bank. With sales of over $4 million during 2006, the Company is now generating working capital on its own. As of June 30, 2007, the Company had working capital of $3,424,632. During April 2007, the Company paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million. The Company has no long term debt as of June 30, 2007. During the second quarter of 2007, the Company also sent notice to the holder of the note payable of intent to pay off the note in full. However, at the discretion of the note holder, they converted the note to 500,000 shares of common stock, which was completed during this quarter.

Net cash provided by operating activities was $959,803 for the six months ended June 30, 2007, and net cash used in operating activities was ($2,331,375) for the six months ended June 30, 2006, respectively. The provision of cash for the six months ended June 30, 2007 is the result of net income of $566,022, a net change in operating assets and liabilities of approximately ($691,000), and partially offset by non-cash charges of approximately $1,085,000. The cash used in operating activities for the six month ended June 30, 2006 is the result of a net loss of ($1,955,371), a net change in operating assets and liabilities of approximately ($1,164,000), and partially offset by non-cash charges of approximately $788,000. During the quarter ended June 30, 2006, the Company became an operating company. Cash used in investing activities was $138,691 and $157,385 for the six months ended June 30, 2007 and 2006, respectively. For both 2007 and 2006, this was due to the purchase of equipment. A greater amount of equipment was purchased in first quarter 2006 than 2007 as we were preparing to go into production.

During the six months ended June 30, 2007, net cash used in financing activities was ($410,000). This was due to payoff of the bank line of credit of ($500,000) net of $90,000 proceeds from the exercise of stock options. During the six months ended June 30, 2006, the Company initiated a private placement to raise capital. The net proceeds during this period provided cash of $1,208,323.

The net result of these activities resulted in an increase in cash of $411,112 to $468,272 for the six months ended June 30, 2007, and a decrease in cash of ($1,280,437) to $527,485 for the six months ended June 30, 2006.

The Company has no material commitments for capital expenditures.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during 2006 and the first six months of 2007.

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

Based on our excellent collections history to date, the Company does not deem an allowance is necessary, but we will continue to monitor our collections experience.

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

PART II - OTHER INFORMATION

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

Date: August 6, 2007	/s/ Stanton E. Ross
	Name:	Stanton E. Ross
	Title:	President and Chief Executive Officer

/s/ Jeffrey A. Bakalar
	Name:	Jeffrey A. Bakalar
	Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Jeffrey A. Bakalar, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Jeffrey A. Bakalar, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.