Form 10QSB
period 2007-09-30
DIGITAL ALLY INC
filed 2007-11-07
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-52620

DIGITAL ALLY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7311 W. 130th, Suite 170, Overland Park, KS 66213

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common Stock, $.001 par value	13,996,527

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORM 10-QSB

DIGITAL ALLY, INC.

September 30, 2007

DIGITAL ALLY, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	(Unaudited) September 30, 2007	(Audited) December 31, 2006
Assets
Current assets
Cash	$199,295	$57,160
Accounts receivable-trade	2,804,758	977,826
Accounts receivable-other	168,491	225,716
Inventories	2,230,995	1,526,222
Prepaid expenses	497,431	422,279
Deferred taxes (Note 8)	2,153,143	—

Total current assets	8,054,113	3,209,203

Equipment	982,914	622,592
Less accumulated depreciation	240,256	114,851

	742,658	507,741

Other Assets	133,645	59,305

Total Assets	$8,930,416	$3,776,249

Liabilities and Stockholders’ Equity
Current liabilities
Note payable	$—	$500,000
Line of credit (Note 3)	—	500,000
Accounts payable	901,044	651,902
Accrued expenses	495,582	180,573
Customer deposits	16,479	20,899

Total current liabilities	1,413,105	1,853,374

Unearned Income	13,322	5,248

Commitments
Stockholders’ equity
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 13,996,527—2007; 13,309,027—2006	13,997	13,309
Additional paid in capital	11,482,856	9,436,766
Accumulated Deficit	(3,992,864)	(7,532,448)

Total Stockholders’ Equity	7,503,989	1,917,627

Total Liabilities and Stockholders’ Equity	$8,930,416	$3,776,249

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND 2006

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$5,100,525	$1,434,573	$12,359,594	$2,272,017
Cost of sales	1,543,493	610,854	4,087,976	995,299

Gross profit	3,557,032	823,719	8,271,618	1,276,718
Operating expenses	2,742,469	2,057,868	6,873,104	4,464,794

Operating income (loss)	814,563	(1,234,149)	1,398,514	(3,188,076)

Financial income (expense)
Interest income	6,445	2,308	15,630	18,220
Interest expense	(589)	(8,822)	(27,703)	(26,178)

	5,856	(6,514)	(12,073)	(7,958)

Income (Loss) before provision for income taxes (benefits)	820,419	(1,240,663)	1,386,441	(3,196,034)
Income tax provision (benefits) (Note 8)	(2,153,143)	—	(2,153,143)	—

Net income (loss) (Note 8)	$2,973,562	$(1,240,663)	$3,539,584	$(3,196,034)

Net income (loss) per share information:
Basic	$0.21	$(0.10)	$0.26	$(0.25)
Diluted	$0.18	$(0.10)	$0.23	$(0.25)
Weighted average shares outstanding:
Basic	13,963,820	12,669,805	13,637,108	12,669,805
Diluted	16,087,850	12,669,805	15,141,322	12,669,805

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	13,309,027	$13,309	$9,436,766	$(7,532,448)	$1,917,627
Compensation related to stock options issued	—	—	1,294,278	—	1,294,278
Shares issued for cash at $1.20 per share, exercised from 2005 non-qualified options	75,000	75	89,925	—	90,000
Shares issued for conversion of note payable to stock, $1.00 per share for $500,000 note	500,000	500	499,500	—	500,000
Shares issued for consulting services at $1.75 per share in lieu of cash compensation	50,000	50	87,450	—	87,500
Shares issued for cash at $1.20 per share, exercised from 2005 broker/dealer warrants	62,500	63	74,937	—	75,000
Net income	—	—	—	3,539,584	3,539,584

Balance, September 30, 2007	13,996,527	$13,997	$11,482,856	$(3,992,864)	$7,503,989

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENT OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities
Net income (loss)	$3,539,584	$(3,196,034)
Adjustments to reconcile net income (loss) to net cash flows (used in) operating activities
Depreciation	125,405	52,804
Stock option expense	1,294,278	1,578,336
Shares of common stock issued in lieu of cash compensation	87,500	215,000
Reserve for inventory obsolescence	185,394	—
Reserve for bad debt allowance	27,646	—
Deferred tax (benefits)	(2,153,143)	—
Change in assets and liabilities
(Increase) decrease in
Accounts receivable—trade	(1,854,578)	(817,336)
Accounts receivable—other	57,225	(127,931)
Inventories	(890,167)	(662,553)
Prepaid expenses	(75,152)	(333,788)
Other assets	(63,503)	(39,942)
Increase (decrease) in
Accounts payable	249,142	323,151
Accrued expenses	315,009	67,999
Customer deposits	(4,420)	(576)
Other liabilities	8,074	6,362

Net cash provided by (used in) operating activities	848,294	(2,934,508)

Cash Flows from Investing Activities
Purchases of equipment	(360,322)	(287,826)
(Increase) in other assets – deposits	(10,837)	—

Net cash (used in) investing activities	(371,159)	(287,826)

Cash Flows from Financing Activities
Principal payments on line of credit	(500,000)	—
Proceeds from exercise of stock options and warrants	165,000	50,000
Proceeds from sale of common stock	—	1,601,468

Net cash provided by (used in) financing activities	(335,000)	1,651,468

Increase (decrease) in cash	142,135	(1,570,866)
Cash, beginning of period	57,160	1,807,922

Cash, end of period	$199,295	$237,056

Supplemental disclosures of cash flow information
Cash payments for interest	$27,703	$26,178

Supplemental disclosures of non-cash investing and financing activities
Common stock issued for settlements of note payable	$500,000	$—

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. As of September 30, 2007, management established an allowance for doubtful accounts of $27,646. Previously, management determined no allowance for doubtful accounts was warranted.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Inventories

Inventories consist of electronic circuitry, boards, camera parts (components) and finished goods, and are carried at the lower of cost less an estimate for reserve for slow moving or obsolete inventories (First in, First out Method) or market value. Management determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions.

Prepaid Expenses

Prepaid expenses consist of amounts for professional services agreements that the service period is for one year. These amounts will be amortized to expense over the service period by the straight line method. Prepaid expenses also include upfront payments for which the service or goods has not yet been received. The amounts will be expensed as the service is provided.

Warranties

The Company’s products carry explicit product warranties that extend two years. The Company records provisions for estimated warranty based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranties is included in accrued expenses.

Equipment

Equipment is recorded at cost. Depreciation is recorded by the straight-line method over the estimated life of the equipment, which ranges from 3 to 10 years.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of September 30, 2007, there had been no impairment in the carrying value of long-lived assets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore have not restated results for the prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the provisions of APB Opinion No. 25 “Accounting for Stock Options” and related interpretative guidance (“APB 25”), and stock based compensation expense for all stock-based compensation granted after January 1, 2006, and is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to options granted under the stock option plans during 2006 and 2005. For purposes of pro forma disclosures, the value of the options is estimated using the minimum value method and is amortized to expense over the options’ vesting periods using the straight line method. The following pro forma information sets forth the net account for stock options during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss), as reported	$2,973,562	$(1,240,663)	$3,539,584	$(3,196,034)
Add: Stock-based employee compensation expense included in reported net loss	385,756	744,832	1,294,278	1,497,420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(385,756)	(532,216)	(1,086,703)	(657,842)

Pro forma net income (loss)	$2,973,562	$(1,028,047)	$3,747,159	$(2,356,456)

Basic and diluted income (loss) per share:
As reported—basic	$0.21	$(0.10)	$0.26	$(0.25)

As reported—diluted	$0.18	$(0.10)	$0.23	$(0.25)

Pro forma—basic	$0.21	$(0.08)	$0.27	$(0.19)

Pro forma—diluted	$0.18	$(0.08)	$0.25	$(0.19)

In determining the pro forma amounts, the value of each grant is estimated at the grant date using the minimum fair value method prescribed in SFAS No. 123R with the following assumptions: no dividends, risk free interest rate of 4.19%, and expected life of five years.

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

Prior to this quarter, management recorded a 100% valuation allowance offsetting tax benefits from prior net operating loss carryforwards and timing differences due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit. In view of the Company’s profitability during this year coupled with projected earnings from operations, management concluded during the third quarter of 2007 that the Company is more likely than not to utilize the tax benefits. On subsequent earnings, the Company will record income tax expense at normal rates and reduce the deferred tax asset accordingly.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3. PLEDGED ASSETS AND BANK LINE OF CREDIT

The Company has a $500,000 line of credit with a bank. The line of credit is secured by eligible trade receivables, inventory and equipment. The interest rate is 9.25%, and interest is due monthly. The line of credit matures in November 2007. In April 2007, the bank increased our line of credit to $1.5 million, with the same terms and expiration date remaining unchanged. As of September 30, 2007, the outstanding balance on the line of credit was $0.

NOTE 4. EQUITY TRANSACTIONS

The Company recorded pretax compensation expense for stock options issued to employees of $385,756 and $744,832 for the quarters ended September 30, 2007 and 2006, and $1,294,278 and $1,578,336 for the nine months ended September 30, 2007 and 2006, respectively.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2006 Option Plan are as follows:

•	Expected term of the options—3 years

•	Expected volatility—49.58%

•	Expected dividends—none

•	Risk-free interest rate—4.66%

•	Forfeitures—0%

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

The significant assumptions used in the Black-Scholes model to estimate compensation expense for the 2007 Option Plan are as follows:

•	Expected term of the options—3 years

•	Expected volatility—54.22%

•	Expected dividends—none

•	Risk-free interest rate—4.52%

•	Forfeitures—0%

During the second quarter of 2007, the Board of Directors approved 125,000 non-qualified options. These were granted to a non-employee for services rendered and to be rendered.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for these options are as follows:

•	Expected term of the options—3 years

•	Expected volatility—42.17%

•	Expected dividends—none

•	Risk-free interest rate—4.57%

•	Forfeitures—0%

During the second quarter of 2007, the Board of Directors also approved another 10,000 non-qualified options. These were also granted to a non-employee for services rendered.

The significant assumptions used in the Black-Scholes model to estimate compensation expense for these options are as follows:

•	Expected term of the options—3 years

•	Expected volatility—61.49%

•	Expected dividends—none

•	Risk-free interest rate—4.92%

•	Forfeitures—0%

A summary of the options outstanding follows:

	For the Nine Months Ended September 30, 2007		For the Nine Months Ended September 30, 2006
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,225,000	$1.46	2,700,000	$1.09
Granted	1,345,100	1.64	1,575,000	2.15
Exercised	(75,000)	1.20	(50,000)	(1.00)
Cancelled	—	—	—	—
Forfeited	(15,000)	(2.15)	—	—

Outstanding at end of quarter	5,480,100	$1.51	4,225,000	$1.46

Exercisable at end of the period	4,212,600	$1.47	2,575,000	$1.41

Weighted-average fair value for options granted during the period at fair value	1,345,100	$0.65	1,575,000	$0.61

At September 30, 2007, the aggregate intrinsic value of options outstanding was approximately $10,372,080, the aggregate intrinsic value of options exercisable was approximately $8,112,455, and the aggregate intrinsic value of options exercised during the period was $90,000.

As of September 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $325,017 and will be recognized over the next twelve months.

As part of raising additional equity in 2005, the Company agreed to provide further compensation to the placement agents in the form of warrants. Warrants were exercised for $ 75,000 during the nine months ended September 30, 2007. No warrants were exercised in 2006.

As part of raising additional capital in 2006, the Company agreed to provide further compensation to investors in the form of warrants.

The following provides additional information related to the warrants issued:

	For the Nine Months Ended September 30, 2007		For the Nine Months Ended September 30, 2006
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	709,750	$1.72	470,000	$1.20
Granted	—	—	239,750	2.75
Exercised	(62,500)	1.20	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	647,250	$1.72	709,750	$1.72

Exercisable at end of the period	647,250	$1.62	709,750	$1.72

A further summary about warrants outstanding at September 30, 2007 is as follows:

Warrants Exercisable/Outstanding
Exercise Prices	Number Exercisable/ Outstanding	Weighted Average Remaining Life
$1.20	407,500/407,500	3.1 years
$2.75	239,750/239,750	1.0 years

	647,250/647,250	—

At September 30, 2007, the aggregate intrinsic value of the warrants outstanding was approximately $1,052,338.

NOTE 5. RECENTLY ISSUED ACCOUNTING STANDARDS

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. Due to the Company’s significant net operating loss carryforward, there is little impact to the Company.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has 4 non-cancelable operating lease agreements for equipment, office space and warehouse space. The agreements expire from October 2007 to October 2012. The Company also has entered into month-to-month leases. Rent expense for the three months and nine months ended September 30, 2007 and 2006 was $53,087 and $19,791, and $137,522 and $59,723, respectively, related to these leases. The future minimum amounts due under the leases are as follows:

Year ending December 31:
2007 (October 1 - December 31)	$60,061
2008	$244,574
2009	$194,783
2010	$180,508
2011	$169,086
2012	$140,905

$989,917

NOTE 7. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted income (loss) per share:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net Income (Loss)	$2,973,562	$(1,240,663)	$3,539,584	$(3,196,034)
Denominator:
Weighted-average common shares outstanding—basic	13,963,820	12,669,805	13,637,108	12,669,805
Effect of dilutive options outstanding	2,124,030	—	1,504,214	—

Weighted-average common shares outstanding—diluted	16,087,850	12,669,805	15,141,322	12,669,805

For the nine months ended September 30, 2007 and 2006, 379,750 and 3,284,750, respectively, of stock options and warrants were not included in the above-calculation as such options and warrants were anti-dilutive.

NOTE 8. INCOME TAXES

Income tax benefit was $2,153,143 for the quarter ended September 30, 2007, with none reported in prior periods. The Company reduced the deferred tax valuation allowance by this same amount due to the utilization of the net operating loss carryforward in the quarter ended September 30, 2007, the anticipated usage of the remaining net operating loss carryforward based upon projected profitability of the Company and the reversal of other deferred tax assets. Prior to this quarter, management recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit. In view of the Company’s profitability during this year coupled with projected earnings from operations, management concluded during the third quarter of 2007 that the Company is more likely than not to utilize the tax benefits. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $2,153,143. On subsequent earnings, the Company will record income tax expanse at normal rates and reduce the deferred tax asset accordingly.

Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries when comparing current results with past or future financial statements of the Company.

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

For the Three Months Ended September 30, 2007 and 2006

Results From Operations

Revenues

The Company was a development stage company since its inception, with activities up to this point focused on getting our products fully developed for market. This activity led to the completion of our first units late in the first quarter 2006, and the Company became an operating company during second quarter 2006. Sales for the quarters ended September 30, 2007 and 2006 were $5,100,525 and $1,434,573, respectively, an increase of $3,665,952 (255.5%), as the Company started shipping product at the end of March 2006. The significant increase this year was the result of continued acceptance of our product in the marketplace as we have been in production for the last year.

Cost of Sales

The cost of sales on units sold for the quarters ended September 30, 2007 and 2006 were $1,543,493 and $610,854, respectively, an increase of $932,639 (152.7%). The significant increase is explained above in revenues as well as increase in warranty expense of $123,000 due to establishing a warranty reserve and increase in reserve for slow moving and obsolete inventory of $185,000.

Gross Margin

Gross margin for the quarters ended September 30, 2007 and 2006 was $3,557,032 and $823,719, respectively, an increase of $2,733,313 (331.8%). The significant increase is explained above in revenues. The gross margin percentages were 69.7% and 57.4%, respectively, for the quarters ended September 30, 2007 and 2006. The increase is attributable to improved productivity as we have improved operations. Also, our initial production had greater cost than we are currently experiencing. This is offset slightly by the increase in warranty expense as well as the charge for slow moving and obsolete inventories.

Operating Expenses

Operating expenses were $2,742,469 and $2,057,868 for the quarters ended September 30, 2007 and 2006, respectively, an increase of $684,601 (33.3%). The increase is explained as follows:

Research and Development Expenses. With the Company focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $610,925 and $337,513 for the quarters ended September 30, 2007 and 2006, respectively, an increase of $273,412 (81.0%). The increase in 2007 was attributable to an increase in contract activity related to continued effort on additional products and line extensions we plan on bringing to market, as well as additional internal staff additions related to the same activities. For the statement of operations, research and development expense was included in operating expenses.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $2,131,544 and $1,720,355 for the quarters ended September 30, 2007 and 2006, respectively, an increase of $411,189 (23.9%). Consulting expense decreased by $104,347 (32.4%) as over $215,000 were paid in form of stock for consulting activities during the quarter ended September 30, 2006. Legal expenses increased by $20,000 (24.9%) due to the increased activities related to our SEC filings. In order to support the continued acceptance of our product in the marketplace, the Company incurred greater facility related expenses, depreciation, general and administrative salaries, and travel, which increased over $684,000 during the quarter ended September 30, 2007 compared to the same period in 2006. During early 2007, the Company also added another office facility and increased our production facility to accommodate our growth and during the fourth quarter of 2007 we will be combining our corporate office and sales and marketing office back into one, unified corporate headquarters. With sales continuing to increase during the third quarter of 2007, commission expense increased by $277,492 for the quarter ended September 30, 2007, compared to the same period in 2006. The Company also incurred expenses for the quarters ended September 30, 2007 and 2006 of $385,756 and $774,832, respectively, for stock option expense to account for expense related to options granted to employees and non-employees, a decrease of $359,076.

Operating Income (Loss)

For the reasons previously stated, operating income was $814,564 for the quarter ended September 30, 2007 and operating loss was $(1,234,149) for the quarter ended September 30, 2006, respectively, an increase of $2,048,713.

Interest Income

The Company earned interest income of $6,445 and $2,308 during the quarters ended September 30, 2007 and 2006, respectively, an increase of $4,137 (179.2%). The increase in interest income was a result of an increase in cash flow from continued growth of our business.

Interest Expense

Interest expense was $589 and $8,822 for the quarters ended September 30, 2007 and 2006, respectively, an decrease of $8,233 (93.3%). With improved cash flow for business growth, the Company had no outstanding debt (notes payable or bank line of credit) during the third quarter of 2007.

Income (Loss) Before Provision for Income Taxes (Benefits)

As a result of the above, the Company recorded income before provision for income taxes (benefits) of $820,419 and net loss before provision for income taxes (benefits) of ($1,240,663) for the quarters ended September 30, 2007 and 2006, respectively, an increase of $2,061,083.

Income Tax Provision (Benefits)

Income tax benefit was $2,153,143 for the quarter ended September 30, 2007, with none reported in prior periods. The Company reduced the deferred tax valuation allowance by this same amount due to the utilization of the net operating loss carryforward in the quarter ended September 30, 2007, the anticipated usage of the remaining net operating loss carryforward based upon projected profitability of the Company and the reversal of other deferred tax assets. Prior to this quarter, management recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit.

Net Income (Loss)

As a result of the above, for the quarters ended September 30, 2007 and 2006, the Company recorded net income of $2,973,562 and net loss of ($1,240,663), respectively, an increase of $4,214,225.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was $0.21 and ($0.10) for the quarters ended September 30, 2007 and 2006, respectively, for the reasons previously noted. The diluted income (loss) per share was $0.18 and ($0.10), respectively, for the same periods.

For the Nine Months Ended September 30, 2007 and 2006

Results From Operations

Revenues

The Company was a development stage company since its inception, with activities up to this point focused on getting our products fully developed for market. This activity led to the completion of our first units late in the first quarter 2006, and the Company became an operating company during second quarter 2006. Sales for the nine months ended September 30, 2007 and 2006 were $12,359,594 and $2,272,017, respectively, an increase of $10,087,577 (444.0%). The significant increase this year was the result of continued acceptance of our product in the marketplace as we have been in production for the last year.

Cost of Sales

The cost of sales on units sold for the nine months ended September 30, 2007 and 2006 were $4,087,976 and $995,299, respectively, an increase of $3,092,677 (310.7%). The significant increase is explained above in revenues as well as increase in warranty expense of $123,000 due to establishing a warranty reserve and an increase in reserve for slow moving and obsolete inventories of $185,000.

Gross Margin

Gross margin for the nine months ended September 30, 2007 and 2006 was $8,271,618 and $1,276,718, respectively, an increase of $6,994,900 (547.9%). The significant increase is explained above in revenues. The gross margin percentages were (66.9%) and (56.2%), respectively, for the nine months ended September 30, 2007 and 2006. The increase is attributable to improved productivity as we have continued to improve operations. Also, our initial production had greater cost than we are currently experiencing. This is offset slightly by the increase in warranty expense as well as the charge for slow moving or obsolete inventories.

Operating Expenses

Operating expenses were $6,873,104 and $4,464,794 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $2,408,310 (53.9%). The increase is attributable to research and development, selling, general and administrative expense, with an explanation as follows:

Research and Development Expenses. With the Company focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $1,061,673 and $1,075,819 for the nine months ended September 30, 2007 and 2006, respectively. During 2007, the spending has continued on development of new products to complement our existing product line, compared to the prior year which was focused on getting our initial products to market and the completion of key development activities. For the statement of operations, research and development expense was included in operating expenses.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $5,811,431 and $3,388,975 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $2,422,456 (71.5%). More than $368,000 of this increase was due to increased consulting, legal and professional activities related to the increase in SEC filings, and other increased activities as we started production of our products. In order to support the continued acceptance of our product in the marketplace, the Company incurred greater facility related expenses, depreciation, general and administrative salaries, and travel, which increased over $1,620,000 during the nine months ended September 30, 2007 compared to the same period in 2006. During early 2007, the Company also added another office facility and increased our production facility to accommodate our growth. As previously noted, our corporate and sales and marketing offices will be combining back into one, unified corporate headquarters during the fourth quarter 2007. With sales continuing to increase during the second quarter of 2007, commission expense was $822,815 greater for the nine months ended September 30, 2007 compared to the same period in 2006. The Company also incurred expenses for the nine months ended September 30, 2007 and 2006 of $1,294,278 and $1,578,336, respectively, for stock option expense to account for expense related to options granted to employees and non-employees, a decrease of $284,058 (28%).

Operating Income (Loss)

For the reasons previously stated, operating income was $1,398,514 and operating loss was ($3,188,076), respectively, for the nine months ended September 30, 2007 and 2006, an increase of $4,586,590.

Interest Income

The Company earned interest income of $15,630 and $18,220 during the nine months ended September 30, 2007 and 2006, respectively, a decrease of $2,590 (14.2%). The decrease in income was a result of a decrease in the invested funds as they were utilized for operations.

Interest Expense

Interest expense was $27,703 and $26,178 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $1,525 (5.8%).

Income (Loss) Before Provision for Income Taxes (Benefits)

As a result of the above, the Company recorded income before provision for income taxes (benefits) of $1,386,441 and net loss before provision for income taxes (benefits) of ($3,196,034) for the nine months ended September 30, 2007 and 2006, respectively, an increase of $4,582,475.

Income Tax Provision (Benefits)

Income tax benefit was $2,153,143 for the nine-months ended September 30, 2007, with none reported in prior periods. The Company reduced the deferred tax valuation allowance by this same amount due to the utilization of the net operating loss carryforward in the nine-months ended September 30, 2007, the anticipated usage of the remaining net operating loss carryforward based upon projected profitability of the Company and the reversal of other deferred tax assets. Prior to this quarter, management recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding the Company’s likelihood of realizing a material portion of the benefit.

Net Income (Loss)

As a result of the above, for the nine months ended September 30, 2007 and 2006, the Company recorded net income of $3,539,584 and ($3,196,034), respectively, an increase of $6,735,618.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was $0.26 and ($0.25) for the nine months ended September 30, 2007 and 2006, respectively, for the reasons previously noted. The diluted income (loss) per share was $0.23 and $(0.25), respectively, for the same periods.

Liquidity and Capital Resources

The Company has provided for its cash requirements to date through private placement activities, primarily the placement in 2005, which raised a net of $4.1 million. During the third quarter of 2006, the Company completed a private placement, which raised a net of $1.6 million.

During the last quarter of 2006, the Company established a $500,000 line of credit with a bank. With sales of over $4 million during 2006, the Company is now generating working capital on its own. As of September 30, 2007, the Company had working capital of $6,641,008. During April 2007, the Company paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million. The Company has no long term debt as of September 30, 2007. During the second quarter of 2007, the Company also sent notice to the holder of the note payable of intent to pay off the note in full. However, at the discretion of the note holder, they converted the note to 500,000 shares of common stock, which was completed during the second quarter of 2007.

Net cash provided by operating activities was $848,294 for the nine months ended September 30, 2007, and net cash used in operating activities was ($2,934,508) for the nine months ended September 30, 2006. The provision of cash for the nine months ended September 30, 2007 is the result of net income of $3,539,584, a net change in operating assets and liabilities of approximately ($2,258,370), and partially offset by non-cash charges of approximately $1,507,183, and the deferred tax (benefits) of $2,153,143. The cash used in operating activities for the nine months ended September 30, 2006 is the result of a net loss of ($3,196,034), a net change in operating assets and liabilities of approximately ($1,584,619), and partially offset by non-cash charges of approximately $1,846,140. During the quarter ended September 30, 2006, the Company became an operating company.

Cash used in investing activities was $371,159 and $287,826 for the nine months ended September 30, 2007 and 2006, respectively. For both 2007 and 2006, this was due to the purchase of equipment.

During the nine months ended September 30, 2007, net cash used in financing activities was ($335,000). This was due to payoff of the bank line of credit of ($500,000) net of $165,000 proceeds from the exercise of stock options and warrants. During the nine months ended September 30, 2006, the Company initiated a private placement to raise capital. The net proceeds during this period provided cash of $1,601,468 net of $50,000 proceeds from the exercise of stock options.

The net result of these activities resulted in an increase in cash of $142,135 to $199,295 for the nine months ended September 30, 2007, and a decrease in cash of ($1,570,866) to $237,056 for the nine months ended September 30, 2006.

The Company has no material commitments for capital expenditures.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during 2006 and the first nine months of 2007.

Revenue Recognition/Allowance for Doubtful Accounts

Nature of estimates required. The allowance for doubtful accounts represents our estimate of uncollectible accounts receivable at the balance sheet date. We monitor our credit exposure on a regular basis and assess the adequacy of our allowance for doubtful accounts on a quarterly basis.

Assumptions and approach used. We estimate our required allowance for doubtful accounts using the following key assumptions:

•	Historical collections—Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.

•

Specific credit exposure on certain accounts—Identified based on management’s review of the accounts receivable portfolio and taking into account the financial condition of customers that management may deem to be higher risk of collection.

Sensitivity Analysis. Previously, the Company did not consider an allowance for doubtful accounts necessary. However, with continued monitoring we determined the need to establish an allowance due to our rapid growth. Even though we do not anticipate bad debt losses based on our excellent customer payment history, our reserve is now established and will be monitored regularly.

Inventories

Nature of estimates required. With our company in our second year of production, we have carried large quantities of component inventory in order to meet our customers’ demands. This inventory consisted of electronic circuitry, boards and camera parts. Given the nature of potential obsolescence in this ever-changing environment, there is a risk of impairment in inventory that is unsaleable, non-refundable, slow moving or obsolete. The use of estimates is required in determining the salvage value of this inventory.

Assumptions and approach used. We estimate our inventory obsolescence reserve at each balance sheet date based on the following assumptions:

•	Slow moving products—Items identified as slow moving are evaluated on a case by case basis for impairment.

•

Obsolete/discontinued inventory—Products identified that are near or beyond their expiration, or new models are now available. Should this occur, we estimate the market value of this inventory as if it were to be liquidated.

•	Estimated salvage value/sales price—Salvage value is estimated using management’s evaluation of remaining value of this inventory and the ability to liquidate this inventory.

Sensitivity analysis. At this time in our products’ early life cycles, coupled with prudent levels of purchasing activity to support the growing demands for our products, management has developed a methodology to determine slow moving or obsolete inventory. Management will continue to assess the condition of our inventory and take necessary measures to adjust these values as deemed appropriate.

Warranties

Nature of estimate required. With our Company being in the second year of sales and the volume of sales continue to increase at a rapid pace, we have established a warranty accrual for future warranty costs related to current sales. We monitor our warranty costs on a regular basis and assess the adequacy of our warranty accrued on a quarterly basis.

Assumptions and approach used. We estimate our required accrual for warranty costs using the following key assumptions:

•	Historical costs—Represented as the amount of historical warranty costs as a percent of sales.

•	Specific exposure on certain products or customers—Identified by management’s review of warranty costs and customer responses.

Sensitivity analysis. Previously, the Company did not consider the need for a warranty accrual based upon actual warranty costs due to the limited amount of sales. As sales volume has continued to grow at a rapid pace, there is a greater risk for increased warranty costs. Management will continue to assess the warranty accrual on a quarterly basis and take the necessary measures to adjust the accrual as deemed appropriate.

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

Stock Based Compensation

Nature of estimates required. The estimates and assumptions pertaining to stock based compensation pertain to the Black-Scholes valuation model, and are noted above under Critical Accounting Policies.

Assumption and approach used. For our stock option plans, the assumptions for term, volatility, interest rate and forfeitures have all been addressed specifically to the particulars of each option plan in calculating the associated expense.

The expected term of each plan has been projected based on the estimated term (expected time to exercise said options) in relation to the vesting period and expiration of the options. The expected volatility of award grants is properly measured using historical stock prices over the expected term of the award. The risk-free interest rate used is in relation to the expected term of awards. Finally, forfeitures are based on the history of cancellation of awards granted.

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

Item 3. Controls and Procedures.

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

PART II—OTHER INFORMATION

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

Date: November 7, 2007	/s/ Stanton E. Ross
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