Form 10KSB
period 2007-12-31
DIGITAL ALLY INC
filed 2008-03-04
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33899

Digital Ally, Inc.

(Name of small business issuer in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7311 W. 130th, Suite 170, Overland Park, KS 66213

(Address of principal executive offices) (Zip Code)

(913) 814-7774

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	The Nasdaq Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Our revenue for the year ended December 31, 2007 was: $19,391,082

The aggregate market value of the common stock held by non-affiliates of the issuer, based on the last sale price of $7.10 as reported on the NASDAQ Capital Market on February 18, 2008 was $94,407,642

The number of shares of our common stock outstanding as of February 18, 2008 was: 14,517,685.

Documents Incorporated by Reference: Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORM 10-KSB

DIGITAL ALLY, INC.

DECEMBER 31, 2007

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “intend,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and you are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Digital Ally,” the “Company,” “we,” “us,” or “our” refer to Digital Ally, Inc., unless otherwise indicated.

PART I

ITEM 1.	Description of Business.

Digital Ally produces digital video imaging and storage products for use in law enforcement and security applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror and a digital video flashlight. These products make self-contained video and audio recordings onto flash memory cards that are incorporated into the body of the digital video rear view mirror and the flashlight. We sell our products to law enforcement agencies and other security organizations and for consumer and commercial applications through direct sales and third-party distributors.

We intend to also produce other digital video devices in the future. We believe that the same high-performance digital video recording may be incorporated into a wide array of other products; therefore, we plan to offer our technology on an original equipment manufacturing basis to those non-competing manufacturers who may have existing products and distribution capabilities.

Corporate History

We were incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. From that date until November 30, 2004, when we entered into a Plan of Merger with Digital Ally, Inc., a Nevada corporation which was formerly known as Trophy Tech Corporation (the “Acquired Company”), we had not conducted any operations and were a closely-held company. In the merger, the stockholders of the Acquired Company received one of our shares of common stock for each three shares of the Acquired Company they owned, resulting in the issuance of 5,000,000 shares of our common stock to stockholders of the Acquired Company. Our original stockholders retained 1,500,000 shares of our common stock after they transferred 1,000,000 of their shares to a former officer, director and principal stockholder of the Acquired Company, in connection with, but not as a part of, the merger. We were renamed Digital Ally, Inc. after the merger.

The Acquired Company, which was incorporated on May 16, 2003, engaged in the design, development, marketing and sale of bow hunting-related products. Its principal product was a digital video recording system for use in the bow hunting industry. It changed its business plan in 2004 to adapt its digital video recording system for use in the law enforcement and security markets. We began shipments of our in-car digital video rear view mirror in March 2006 and have enjoyed tremendous growth in sales since commencement of shipments. We are also shipping digital video flashlights; however, our digital mirror product has been our predominant source of revenues to date.

On May 3, 2007, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (“SEC”), which registered 6,733,750 shares of our common stock for resale. On January 2, 2008, we commenced trading on the NASDAQ Capital Market under the symbol “DGLY.” We conduct our business from 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213. Our telephone number is (913) 814-7774.

Products

We produce and sell two products: an in-car digital video rear view mirror and a digital video flashlight, each of which use our technology in digital video compression, recording and storage. We also intend to produce and sell other digital video devices in the future. All of these products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board that can be designed into small form factors. In addition to selling our products directly to our customers, we may sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (Original Equipment Manufacturer) customers.

In-Car Digital Video System

In-car video systems for patrol cars are now a necessity and have generally become standard. Current systems are digital and VHS-based with cameras mounted in the windshield and the recording device generally in the trunk. Most manufacturers have already developed or are at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

The digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver.

Our in-car digital video rear view mirror has the following features:

•	wide angle zoom color camera;

•	standards-based video and audio compression and recording;

•	system is concealed in the rear view mirror, replacing factory rear view mirror;

•	monitor in rear-view mirror is invisible when not activated;

•	eliminates need for analog tapes to store and catalogue;

•	easily installs in any vehicle;

•	archive to computers, servers, DVDs, CD-ROMs, or file servers;

•	900 MHz audio transceiver with automatic activation;

•	marks exact location of incident with integrated GPS;

•	playback using Windows Media Player;

•	proprietary software protects the chain of custody; and

•	records to rugged and durable solid state memory.

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful , such as the school bus, mass transit and delivery service industries among others. These potential markets could find our units attractive from a feature and cost perspective as compared to other providers.

Digital Video Flashlight

The digital video flashlight is a high-quality police-type flashlight with a built-in digital video and audio recording system. All recorded data is stored in an on-board flash memory for later download to a computer. From the computer, the images and sound can be stored, reviewed or burned to a DVD or CD. Storage can take place at the police station or transmitted by Internet to a service provider or central storage and recording facility. Each frame of the video can be date and time stamped to provide evidence that protects the officer and the suspect.

The unit is a high-quality, water-resistant, machined aluminum body law enforcement style flashlight that integrates a complete digital video and audio recording system. The system is so compact that the size, shape and weight of the digital video flashlight are virtually the same as a traditional flashlight. This allows the use of the flashlight as a standard tactical flashlight or as a defense baton if necessary. As a self contained unit, the digital video flashlight does not rely on transmitters, cables, external batteries or a separate recorder. The digital video flashlight makes room for the digital video system by replacing regular flashlight bulbs with new ultra-bright light-emitting diode (“LED”) technology, as opposed to fragile conventional lamps. The small physical size and mechanical ruggedness of LED’s make them ideal for use in professional flashlights.

We believe that the brightness and light quality is superior to incandescent bulbs. The digital video recording system is extremely easy to use and requires only one button to start and stop recording. There are no complicated controls or distracting displays to interfere with a police officer’s normal activities or compromise his safety. All internal settings are controlled through an on-board USB interface or by plugging into an external video monitor. The digital video flashlight includes proprietary software for downloading and managing video.

In addition to law enforcement, the digital video flashlight has potential applications in lighter-duty activities that require a less rugged flashlight as compared to law enforcement applications. Such lighter-duty applications include private security, the insurance industry, homeland security and underground inspections of telephone, cable, water and sewer lines. Home inspectors can use the digital video flashlight to record and explain property defects or features. Private security firms can use the digital video flashlight to record rounds and provide evidence of inspection and presence, replacing the current system of time clocks and punch cards. Other potential users are the military, fire departments, coast guard, border patrol and customs inspectors.

Our digital video flashlight product has the following features:

•	virtually the same size and shape as a traditional flashlight;

•	easy to use, requiring one button to start and stop recording;

•	on-board flash memory card;

•	extra-wide field of view for digital video and audio recording;

•	each frame of video can be date and time stamped;

•	LED flashlight bulb is an improvement over conventional bulbs; and

•	proprietary chain of custody software to protect delivery of data back to the police station.

Other Products

During the last year, we have increased our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories. Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement.

Original Equipment Manufacturers

Built-in digital video recording is growing in multiple uses. For example, Taser International, Inc. has demonstrated the use of digital video recording for its hand held stun gun. Applications exist in many sports products, such as baseball and tennis speed measuring instruments. Medical practitioners are recording procedures for liability and teaching purposes, many with recording capabilities built into their devices. Medical laboratories are recording digital photographs and video of slides and samples to provide proof of results and to transmit to other researchers.

Rather than encouraging the creation of technology that could prospectively compete with us, we may sell our board-level components or complete units for inclusion in non-competing products marketed under other brand names. By making it easy for other companies to obtain digital video technology, we can provide a bridge between the large semiconductor companies and smaller businesses with distinct and effective marketing skills.

We expect that our role in original equipment manufacturing operations will be to utilize our design and production expertise to provide subsystems that can be incorporated into the customer’s product. Once a design is accepted, fabrication can be done by one of our subcontractors. Our original equipment manufacturing operations are not expected to be a significant part of our revenue and profitability in our early stages.

We have no agreements with original equipment manufacturing customers for incorporating our technology into their products. In such a relationship we might supply product labeled with the customer’s brand or license others to use our technology. This may be a potentially lucrative market for us in the future. To date, we have concentrated our time and resources in the development of our own technology and brand. Our intention in the near term is to pursue those opportunities that provide synergies with our existing products and make minimal demands on our staff. In the future, as resources become available and as we identify appropriate market niches, we may decide to devote a portion of our efforts to the active acquisition and servicing of original equipment manufacturing accounts.

Market and Industry Overview

A new adaptation of technology usually determines its own market size. The number of potential uses of the digital video flashlight and other products make it difficult to quantify. We intend to pursue initial markets in the law enforcement community, private security companies, homeland security market, general consumer and commercial markets and the original equipment manufacturing market.

Law Enforcement

We believe that one of the most valuable uses of our digital video flashlight may be in the recording of roadside DWI sobriety tests. According to the Department of Justice, in 2003 there were almost 14 million arrests each year, with approximately 10%, or 1.4 million of those arrests for DWI (Source: FBI Crime Reports, Crime in the United States, annually.) Without some form of video or audio recording, court proceedings usually consist of the police officer’s word against the suspect’s. Records show that where there is video evidence to back up officer testimony, conviction rates increase substantially. Video evidence also helps to protect police departments against frivolous lawsuits.

The largest source of police video evidence today is in-car video. Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or simple assaults. In all of these cases the digital video flashlight may provide recorded evidence of the suspect’s actions and reactions to police intervention.

Additionally, motorcycle patrolmen rarely have video systems. The digital video flashlight can become an essential tool for the motorcycle policeman to provide the evidence that previously had not been available.

Crime scene investigations, including detailed photography, takes up a large part of the budgets of metropolitan police forces. The digital video flashlight may record a significant portion of such evidence at a much lower cost, for gathering, analyzing and storing data/evidence.

There are approximately 18,000 law enforcement agencies in the United States. (Source: U.S. Department of Justice, Bureau of Justice Statistics, Census of State and Local Law Enforcement Agencies, 2000.) Smaller departments with 20 or fewer officers account for the majority of sworn officers. (Source: National Institute of Justice, Law Enforcement Technology – Are Small and Rural Agencies Equipped and Trained? June 2004.)

Private Security Companies

There are approximately 10,000 private security agencies in the United States who employ over two million guards. (Source: International Association of Chiefs of Police, President’s Message: Building Partnerships between Private-Sector Security and Public-Sector Police, 2004.) In 1997, Americans were spending over $90 billion a year on private security services. (Source: National Center for Policy Analysis, citing “Welcome to the New World of Private Security,” Economist, April 17, 1997.) Police forces use video systems for proof of correct conduct by officers, but private security services usually have no such tool.

The digital video flashlight presents an excellent management tool for these companies to monitor conduct and timing of security rounds. In addition to the digital video flashlight, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to government spending, American corporations are spending heavily for protection against the potential of terrorist attacks. In 2004, the New York Times reported on the “Homeland Security-Industrial Complex.” That report indicated that private-sector outlays for antiterrorism measures and to guard against other forms of violence may be as much as $40 billion to $50 billion per year, or two to three times higher than the annual rate prior to September 11, 2001. (Source: Louis Uchitelle, The Rise of the Homeland Security-Industrial Complex, NEW YORK TIMES, October 17, 2004.) As of 2004, the federal government’s expenditure for security has also passed $40 billion per year, double what it was before 9/11. (Source: Congressional Budget Office, Federal Funding for Homeland Security, April 30, 2004.) Estimates for the fiscal year of 2005 are for the federal government to spend $47 billion and state and local governments to spend an additional $7 billion for antiterrorism security. (Source: Congressional Budget Office, Federal Funding for Homeland Security, April 30, 2004.)

Consumer, Commercial and Other Markets

There are numerous potential applications for the digital video flashlight and digital video security camera products. We believe that other markets for the digital video flashlight include private investigators, the U.S. Coast Guard, municipal fire departments and the U.S. military. Commercial markets for the digital video flashlight include plumbers and appraisers. Markets for the digital video security camera product also include surveillance of construction job sites.

Manufacturing

We may eventually enter into contracts with manufacturers for the assembly of the circuit boards and the majority of subassembly operations. Dedicated circuit boards manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. We will continue to perform final assembly and testing in-house. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property.

License Arrangements

On March 15, 2004, we entered into a software license agreement with Ingenient Technologies, Inc. (“Ingenient”) regarding the license of certain software products to be used in our video products. Ingenient has written the software for a specific Texas Instrument chip which is included in our products. On April 5, 2005, we entered into a second software license agreement with Ingenient regarding the license of the software for an additional Texas Instrument chip. Both of these licenses with Ingenient are for a three-year term and each is automatically extended for an additional one-year term unless both parties agree not to renew the license ninety days prior to any expiration of the relevant term or unless the agreement is terminated due to a material breach that is not cured within thirty days of notice of such breach by the other party. The 2004 agreement was renewed automatically in 2007 and will be renewed in 2008 for an additional year at the end of its current term. Each license agreement provides for licensing fees and royalty payments. The license fees under both agreements total $150,000 and the royalties are paid on a per device basis. To date, we have paid $150,000 in license fees and $42,500 in advance royalties. There are no minimum royalty amounts owed under either license agreement, although the agreements require that we purchase the chips in increments of 10,000 units. We have paid for and received the initial block of 10,000 units under the agreements and we expect such supply to meet our production needs for the majority of 2008.

Sales and Marketing

We use our direct sales force and third party distributors to market our products. Our key promotional activities include:

•	attendance at industry trade shows and conventions;

•	use of a cut-away police car model to demonstrate the digital video rear view mirror product at trade shows, conventions and other marketing venues;

•	direct sales, with a force of industry-specific sales people who will identify, call upon and build on-going relationships with key purchasers and targeted industries;

•	support of our direct sales with passive sales systems, including inside sales and e-commerce;

•	print advertising in journals with specialized industry focus;

•	direct mail campaigns targeted to potential customers;

•	web advertising, including supportive search engines and website and registration with appropriate sourcing entities;

•	public relations, industry-specific venues, as well as general media, to create awareness of Digital Ally and our products, including membership in appropriate trade organizations; and

•	brand identification through trade names associated with us and our products.

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have. There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development. We will also compete with any company making surveillance devices for residential and commercial use. There can be no assurance that we will be able to compete successfully in this market. Further, there can be no assurance that new and existing companies will not enter the digital video and security surveillance markets in the future. See “Risk Factors-Competition.”

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products. However, we license the critical technology on which our products are based from a third party, Ingenient Technologies, Inc.

These patent applications are under review by the U.S. Patent Office and therefore we have not been issued any patents in the United States. No assurance can be given that any patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Employees

We had 72 full-time employees as of December 31, 2007. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

You should carefully consider the following risk factors in evaluating our business and us. The factors listed below represent certain important factors that we believe could cause our business results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

We have a short operating history

From May 2003 through March 2006, we were a development stage company. In March 2006, we started selling our products and became an operating company. We have an accumulated deficit of $3,009,114 as of December 31, 2007, which includes our net income of $4,523,334 for 2007 and the net loss of $3,361,229 for 2006 as noted in our audited financial statements. We have a limited operating history upon which investors may rely to evaluate our prospects; however we reported substantial net income and positive cash flows from operating activities in 2007. Our future prospects must be considered in light of the problems, expenses, delays and complications associated with a relatively new business, including research and development expenditures, production development costs, establishing and maintaining a supply chain for material and component parts, and hiring, training and retaining a labor force, including marketing, sales, distribution and management personnel. At December 31, 2007, we had working capital of approximately $7,196,000. Losses prior to 2007 resulted principally from costs incurred in the research and development of our technology and products, salaries and general and administrative costs.

If we are unable to manage our rapid expansion in business, our prospects may be limited and our future profitability may be adversely affected

We have experienced rapid expansion during 2007 resulting from the success of our marketing activities and the overall acceptance of our products by the market. We expanded our production capabilities and capacity significantly and more than tripled our workforce during 2007, which has strained our managerial, financial and other resources. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies which may result in reduced growth prospects and profitability.

We are operating in a developing market and there is uncertainty as to market acceptance of our technology and products

The markets for our products and technology are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer. Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that our technology and products will become widely accepted. It is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve or continue to achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

Our technology is also intended to be marketed and licensed to device manufacturers for inclusion in the products and equipment they market and sell as an embedded solution. As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to integrate our digital video recording technology into their systems unless the technology and products are proven to be both reliable and available at a competitive price. Even assuming product acceptance, our potential partners may be required to redesign their systems to effectively use our digital video recording technology. The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products. A lack of, or delay in, market acceptance of our digital video recording technology and products would adversely affect our operations. There can be no assurance that we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.

There are risks related to dealing with governmental entities as customers

One of the principal target markets for our products is law enforcement. In this market, the sale of products will be subject to budget constraints of governmental agencies purchasing these products, which could result in a significant reduction in our anticipated revenues. These agencies also may experience political pressure that dictates the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so. Further, even if such agencies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return

Generally, law enforcement and other agencies that may consider using our products must analyze a wide range of issues before committing to purchase products like ours, including training costs, product reliability and budgetary constraints. The length of our sales cycle may range from 60 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order. Initial orders by agencies typically are for a small number of units that are used to evaluate the products. If these potential customers do not purchase our products, we will have expended significant resources and receive no revenue in return.

Our market is characterized by new products and rapid technological change

The market for our products is characterized by rapidly changing technology and frequent new product introductions. Our future success will depend in part on our ability to enhance our existing technologies and products and to introduce new products and technologies to meet changing customer requirements. We are currently devoting, and intend to continue to devote, significant resources toward the development of new digital video recording technology and products both as stand-alone products and embedded solutions in third party products and systems. There can be no assurance that we will successfully complete the development of these technologies and related products in a timely fashion or that our current or future products will satisfy the needs of the digital video recording market. There can also be no assurance that digital video recording products and technologies developed by others will not adversely affect our competitive position or render our products or technologies non-competitive or obsolete.

We substantially depend on sales from our DVM-500 product and if this product becomes obsolete or not widely accepted, our growth prospects will be diminished

In the years ended December 31, 2007 and 2006, we derived our revenues predominantly from sales of our DVM-500 digital video mirror and accessories and expect to depend on sales of this product for the foreseeable future. A decrease in the prices of, or the demand for, this product, or the failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to compete in our market, you may lose all or part of your investment

Our market is highly competitive and highly fragmented. The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy, cost and other factors. Our primary competitors include: Coban Technologies, Inc., Integrian, Inc., Kustom Signals, L-3 Communications and Panasonic Corporation and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies. There are direct competitors who have competitive technology and products for all of our products. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours. Further, there can be no assurance that new companies will not enter our markets in the future. Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market. Many of our anticipated competitors may have existing relationships with equipment or device manufacturers which may impede our ability to market our technology to those potential customers and build market share. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition. If we are not successful in competing against our current and future competitors, you could lose your entire investment. See “Description of Business-Competition.”

Digital video has yet to be widely accepted as admissible scientific evidence in court

Videos from analog mobile-in-car video systems have long been accepted by the courts as reliable scientific evidence. However, because of their relatively recent introduction, digital video systems, in general, and our products, specifically, have not undergone the rigorous scientific testing that courts may demand before recognizing their reliability. If video files from digital in-car video units are not admissible in a court of law, law enforcement agencies are not likely to purchase our products.

Defects in our products could impair our ability to sell our products or could result in litigation and other significant costs

Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased warranty costs. Because our products are technologically complex, they may contain defects that cannot be detected prior to shipment. These defects could harm our reputation and impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend. Our product liability insurance may not be adequate to cover claims. Our product liability insurance coverage per occurrence is $1,000,000, with a $2,000,000 aggregate for our general business liability coverage and an additional $1,000,000 per occurrence. Our excess or umbrella liability coverage per occurrence is $2,000,000, with an aggregate of $4,000,000.

Product defects can be caused by design errors, programming bugs, or defects in component parts or raw materials. This is common to every product manufactured which is based on modern electronic and computer technology. Because of the extreme complexity of digital in-car video systems, one of the key concerns is operating software robustness. Some of the software modules are provided to us by outside vendors under license agreements, while other portions are developed by our own software engineers. As with any software-dependant product, “bugs” can occur, even with rigorous testing before release of the product. The software included in our digital video rear view mirror and digital video flashlight products is designed to be “field upgradeable” so that changes or fixes can be made by the end user by downloading new software through the internet. We intend to incorporate this technology into any future products as well, providing a quick resolution to potential software issues that may arise over time.

As with all electronic devices, hardware issues can arise from many sources. The component electronic parts we utilize come from many sources around the world. We attempt to mitigate the possibility of shipping defective products by fully testing sub-assemblies as they come in and thoroughly testing assembled units before they are shipped out to our customers. Because of the nature and complexity of some of the electronic components used, such as microprocessor chips, memory systems, and zoom video camera modules, it is not technically or financially realistic to attempt to test every single aspect of every single component and their potential interactions. By using components from reputable and reliable sources, and by using professional engineering, assembly, and testing methods, we seek to limit the possibility of defects slipping through. In addition to internal testing, we now have thousands of units in the hands of police departments and in use every day. Over the past year of field use, we have fixed many subtle issues and made many changes as requested by the end-user.

We are dependent on key personnel

Our success will be largely dependent upon the efforts of our executive officers, Stanton E. Ross, Kenneth L. McCoy and Robert D. Haler. We do not have employment agreements with Messrs. Ross, McCoy or Haler. The loss of the services of these individuals could have a material adverse effect on our business and prospects. There can be no assurance that we will be able to retain the services of such individuals in the future. We have obtained and will maintain key-man life insurance policies on Stanton E. Ross and Robert D. Haler in the amounts of $500,000 each. We are also dependent to a substantial degree on our technical and development staff. Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel. We will compete with other companies with greater financial and other resources for such personnel. Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

We rely on third party distributors and representatives for our marketing capability

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors and representatives. Our inability to recruit and retain police equipment distributors and representatives who can successfully sell our products would adversely affect our sales. In addition, our arrangements with our distributors and representatives are generally short-term. If we do not competitively price our products, meet the requirements of our distributors and representatives or end-users, provide adequate marketing and technical support, or comply with the terms of our distribution arrangements, our distributors and representatives may fail to aggressively market our products or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of products by others also makes it more difficult to predict our revenues, cash flow and operating results.

We are dependent on manufacturers and suppliers

We purchase, and intend to continue to purchase, substantially all of the components for our products from a limited number of manufacturers and suppliers. We do not intend to directly manufacture any of the equipment or parts to be used in our products. Our reliance upon outside manufacturers and suppliers is expected to continue and involves several risks, including limited control over the availability of components, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative manufacturers and suppliers.

A few of the semiconductor chip components for our products are produced by a very small number of specialized manufacturers. Currently, we purchase one essential semiconductor chip from a single manufacturer. While we believe that there are alternative sources of supply, if, for any reason, we are precluded from obtaining such a semiconductor chip from this manufacturer, we may experience long delays in product delivery due to the difficulty and complexity involved in producing the required component and we may also be required to pay higher costs for our components.

While we do the final assembly, testing, packaging, and shipment of our products in-house, several component parts are being manufactured by subcontractors. These subcontractors include: raw circuit board manufacturers, circuit board assembly houses, injection plastic molders, metal parts fabricators, and other custom component providers. While we are dependent upon these subcontractors to the extent that they are producing custom subassemblies and components necessary for manufacturing our products, we still own the designs and intellectual property involved. This means that the failure of any one contractor to perform may cause delays in production. However, we can mitigate potential interruptions by maintaining “buffer stocks” of critical parts and subassemblies and by using multiple sources for critical components. We also have the ability to move our subcontracting to alternate providers. Being forced to use a different subcontractor could cause production interruptions ranging from negligible, such as a few weeks, to very costly, such as four to six months. Currently, the only subcontractor that could cause a delay in our production of greater than 45 days is our radio supplier, TriSquare Communications, because the device it supplies to us is unique. We plan to locate a second source of production for this component.

There is only one component group that would require a complete redesign of our digital video electronics package: the Texas Instruments chips. While there are competitive products available, each chip has unique characteristics that would require extensive tailoring of product designs to use it. The Texas Instrument chips are the heart of our video processing system. If Texas Instruments became unwilling or unable to provide us with these chips, we would be forced to redesign our digital video encoder and decoder systems. Such a complete redesign could take over six months to complete. We attempt to mitigate the potential for interruption by maintaining continuous stocks of these chips to support several months’ worth of production. In addition, we regularly check on the end-of-life status of these parts to make sure that we will know well in advance of any decisions by Texas Instruments to discontinue these parts. There are other semiconductors that are integral to our product design and which could cause delays if discontinued, but not to the same scale as the Texas Instrument chips.

We are uncertain of our ability to protect technology through patents

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products. However, we license the critical technology on which our products are based from Ingenient, Inc. pursuant to license agreements. However, the technology licensed from Ingenient, Inc. is only critical in that it is the basis of our current product design. We may choose to use other video encoding and decoding technology in future products, thus lessening our dependence on our licenses with Ingenient, Inc.

Our patent applications are under review by the U.S. Patent Office and therefore we have not been issued any patents in the United States. No assurance can be given that any patents relating to our existing technology will be issued from the United States or any foreign patent offices, that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

If our patents were to be denied as filed, we would seek to obtain different patents for other parts of our technology. If our main patent, which relates to the placement of the in-car video system in a rear view mirror, is denied, it could potentially allow our competitors to build very similar devices. However, we believe that very few of our competitors would be capable of this because of the level of technical sophistication and level of miniaturization required. Even if we obtain patents, there can be no assurance that they will be enforceable to prevent others from developing and marketing competitive products or methods. If we bring an infringement action relating to any future patents, it may require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations. Furthermore, there can be no assurance that we will be successful in enforcing our patent rights.

Further, if any patents issue there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against us by a competitor or others, or if asserted, that we will be successful in defending against such claims. If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, if a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability. Any redesign efforts undertaken by us might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

We are uncertain of our ability to protect our proprietary technology and information

In addition to seeking patent protection, we will rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage. Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks related to our license arrangements

We have two licensing agreements with Ingenient, Inc. regarding certain software used as the platform for the proprietary software we have developed for use in our products. Each of these licensing agreements has a term of three years. One such agreement, whose term was to expire in March 2007, has been renewed through March 2008, and the other has been renewed through April 2008. Such licenses are renewable on an annual basis thereafter unless both parties determine not to renew them and provided the parties are in compliance with the agreements. If we fail to make the payments under these licenses or if these licenses are not renewed for any reason, it would cause us significant time and expense to redevelop our software on a different software platform, which would have a material adverse effect on our business, operating results and financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline

Our revenues and operating results have varied significantly in the past and may vary significantly in the future due to various factors that are both within and outside our control. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful in the short-term, and our performance in a particular period may not be indicative of our performance in any future period.

Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 27.5%, including options vested or to vest within 60 days, of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Risks Relating to our Common Stock

The sale of substantial amounts of our common stock may have a depressive effect on the market price of the outstanding shares of our common stock

Of the 14,092,260 shares of our common stock outstanding at December 31, 2007, 5,124,094 are “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act or pursuant to an exemption from such registration. We have registered a number of the foregoing restricted shares of common stock under a registration statement filed with the SEC that became effective in May 2007. Sales of substantial amounts of common stock by our stockholders under Rule 144 or otherwise, or even the potential for such sales, could have a depressive effect on the market price of the shares of our common stock and could impair our ability to raise capital through the sale of our equity securities.

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders

We have granted options to purchase a total of 5,728,767 shares of our common stock for issuance under our stock option and restricted stock plans which remain outstanding and unexercised as of December 31, 2007. In addition, we had 583,250 shares issuable upon exercise of outstanding warrants granted to third parties as of December 31, 2007. To the extent that outstanding stock options and warrants are exercised, dilution to the interests of our stockholders may occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after December 31, 2009. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We have never paid dividends and have no plans to in the future

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operation of our business. Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock

Our articles of incorporation authorize the issuance of 75,000,000 shares of our common stock. The common stock can be issued by our board of directors, without stockholder approval. Any future issuances of our common stock would further dilute the percentage ownership of our Company held by public stockholders.

Our stock price is likely to be highly volatile because of several factors, including a limited public float

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	digital video in-car recording products not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

•	actual or anticipated fluctuations in our operating results;

•	the potential absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to fluctuate widely as we increase our sales and production capabilities and other operations;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the law enforcement and security industries in particular;

•	announcements concerning our business or those of our competitors or customers;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological innovations;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Indemnification of officers and directors

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties. Our stockholders therefore will have only limited recourse against such individuals.

ITEM 2.	Description of Properties.

Our executive office consists of approximately 8,500 square feet and is located at 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213. The lease will terminate on October 31, 2012 and its current monthly rent is $11,562.

We lease approximately 20,000 square feet of office and warehouse space at 1212 and 1218 Valley Ridge Drive, Grain Valley, Missouri 64029 under three different lease agreements. We use this facility for engineering, warehousing, assembling and shipping of our finished product. The leases on these facilities terminate from September 2008 through September 2010 and the aggregate monthly rent is $15,298.

ITEM 3.	Legal Proceedings.

We are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Prices

Our common stock commenced trading on the NASDAQ Capital Market on January 2, 2008 under the symbol “DGLY.” From July 2007 until we became listed on the NASDAQ Capital Market, our common stock was traded on the OTC Bulletin Board and prior to that it was quoted in the “Pink Sheets.”

The high/low bid prices of our common stock were as follows for the periods below. The bid quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Year Ended December 31, 2007
1st Quarter	$1.80	$1.45
2nd Quarter	$2.70	$1.65
3rd Quarter	$3.45	$2.00
4th Quarter	$7.35	$3.70
Year Ended December 31, 2006
1st Quarter	$2.90	$2.00
2nd Quarter	$3.00	$1.45
3rd Quarter	$2.70	$2.00
4th Quarter	$2.34	$1.50

Holders of Common Stock

As of December 31, 2007, we had approximately 270 shareholders of record for our common stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock. The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year end December 31, 2007. All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering. We did not pay any commissions to third parties in connection with the sales.

On May 15, 2007, we issued 500,000 shares of our common stock to Acme Resources, LLC (“Acme”) upon Acme’s exercise of its right to convert an outstanding $500,000 promissory note at a rate of $1.00 per share.

On April 1, 2007, we issued 50,000 shares of common stock in lieu of cash for consulting services provided by an independent contractor. Such transaction was valued at $87,500 or $1.75 per share.

ITEM 6.	Management’s Discussion and Analysis of Plan of Operation.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2008 as we anticipate through greater market penetration within and outside of the United States and operating and other efficiencies and to otherwise manage our rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for one or more of our new products, (iv) risks related to dealing with governmental entities as customers; (v) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (vi) characterization of our market by new products and rapid technological change and an ability to adapt to the same; (vii) our dependence on sales of our DVM-500 product; (viii) our ability to compete against other companies that have greater economic and human resources than we do; (ix) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (x) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xi) our dependence on key personnel; (xii) our ability to attract and retain quality employees; (xiii) our reliance on third party distributors and representatives for our marketing capability; (xiv) our dependence on manufacturers and suppliers; (xv) our ability to protect technology through patents; (xvi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xvii) risks related to our license arrangements; (xviii) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2008; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.

Recent Developments for the Company

Overview

We supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.

Since our inception in 2003 through the second quarter of 2006, we had been considered a development stage company, with our activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, we sold and shipped our first completed product, thereby becoming an operating company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

For the Years Ended December 31, 2007 and 2006

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2007 and 2006 represented as a percentage of total revenues for each respective year:

	2007	2006
Revenue	100%	100%
Cost of sales	39%	52%

Gross profit	61%	48%
Operating expenses	46%	130%

Operating income (loss)	15%	(82%)
Financial income (expense)	—%	—%

Income (loss) before income tax (provision) benefit	15%	(82%)
Income tax (provision) benefit	8%	—%

Net income (loss)	23%	(82%)

Net income (loss) per share information:
Basic	$0.33	($0.26)
Diluted	$0.28	($0.26)

Revenues

We were a development stage company since our inception until we commenced delivery and sale of our digital video mirror (DVM-500) product in March 2006. We have enjoyed revenue growth in every sequential quarter since our initial deliveries. We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer. We believe our DVM-500 product has achieved widespread acceptance in the marketplace and that our revenue growth will continue in 2008. Sales for the years ended December 31, 2007 and 2006 were $19,391,082 and $4,109,394, respectively, an increase of $15,281,688 (372%), due to increased market penetration. We expect that our 2008 revenue will approximately double from 2007 due to continued market penetration on a domestic and international basis.

Cost of Sales

Cost of sales on units sold for the years ended December 31, 2007 and 2006 were $7,649,930 and $2,126,744, respectively, an increase of $5,523,186 (260%). The significant increase is due to the increase in units sold as well as the establishment of a warranty reserve of $213,428 and a reserve for slow moving and obsolete inventory of $196,328 for the first time during 2007. We believe these reserves are appropriate given the tremendous growth in revenues we experienced during 2007, as well as increases in inventory levels.

Gross Margin

Gross margin for the years ended December 31, 2007 and 2006 was $11,741,152 and $1,982,650, respectively, an increase of $9,758,502 (492%). The significant increase is commensurate with the growth in revenues we have experienced during 2007. The gross margin percentages were 61% and 48%, respectively, for the years ended December 31, 2007 and 2006. The increase in margin is attributable to improved productivity and efficiencies as we have significantly increased production rates during 2007 and improved the efficiencies and costs related to our supply chain. We primarily order finished component parts including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production processes. We have not experienced significant retail pricing pressures from our domestic customers during 2007. Our international sales have tended to be priced at discounted rates when we are not required to provide certain follow-on technical support, but we also benefit from reduced commissions on such sales. Competition for larger contracts and larger customers may cause us to give some price discounts to such customers for our product during 2008. We believe that we will experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $8,875,915 and $5,324,223 for the years ended December 31, 2007 and 2006, respectively, an increase of $3,551,692 (67%). Overall operating expenses as a percentage of sales declined from 130% in 2006 to 46% in 2007. The changes are explained as follows:

Research and Development Expenses. While we focused on bringing our products to market, the effort in research and development activity continued, with these expenses totaling $1,518,914 and $1,203,889 for the years ended December 31, 2007 and 2006, respectively, an increase of $315,025 (26%). The increase in 2007 was attributable to our continued efforts on developing new products and line extensions for our current products that we plan to bring to market, as well as additional internal staff additions related to the same activities. Research and development expense as a percentage of total revenues has declined from 29% in 2006 to 8% in 2007. We have research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets as well as upgrades to our existing products. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore we believe that such expense will increase during 2008, although such expense as a percentage of total revenues will likely continue to decline as our revenues increase.

Stock based Compensation Expenses. Stock based compensation expenses totaled $1,784,459 and $1,940,998 for the years ended December 31, 2007 and 2006, respectively a decrease of $156,539 (8%). The decrease in 2007 was primarily attributable to the lengthening of the vesting period for option grants during 2007 as compared to 2006. We believe that 2008 stock option expense will continue to decline as we continue to lengthen the vesting period on options granted and grant fewer options than in previous years.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $5,572,542 and $2,179,336 for the years ended December 31, 2007 and 2006, respectively, an increase of $3,393,206 (156%). Consulting expense increased by $201,037 (39%) which is attributable to increased recruiting fees during 2007, primarily in order to identify, attract and hire experienced engineers. Professional fees, which include legal and accounting expenses, increased by $415,789 (170%) due to our increased needs in becoming a public reporting company in 2007. These needs included listing our common stock on the OTC-Bulletin Board in July 2007 and on the Nasdaq Capital Market in January 2008 and preparation and filing of a registration statement for common stock, options and warrants sold or issued in connection with prior private placements. In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative salaries, and travel during 2007. During late 2007, we combined our corporate offices with our sales and marketing offices into one facility. We also increased the size of our production facility to accommodate our revenue growth during 2007. Sales commission expense increased by $959,744 for the year ended December 31, 2007, compared to the same period in 2006 which is attributable to our growth in revenues.

Operating Income (Loss)

For the reasons previously stated, our operating income was $2,865,237 for the year ended December 31, 2007 and our operating loss was $3,341,573 for the year ended December 31, 2006, respectively, an improvement of $6,206,810. Operating income as a percentage of revenues, or operating margins, improved to 15% in 2007 as compared to a negative 82% in 2006. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins will continue to improve.

Financial Income (Expense)

Financial income (expense) improved to ($4,903) in 2007 from ($19,656) in 2006. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $34,609 and $20,742 during the years ended December 31, 2007 and 2006, respectively, an increase of $13,867 (67%). The increase in interest income was a result of our accumulation of cash during 2007 due to our positive cash flow from operations.

Interest Expense. Interest expense was $28,006 and $40,398 for the years ended December 31, 2007 and 2006, respectively, a decrease of $12,392 (31%). With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised his right to exchange such promissory note for 500,000 shares of common stock during May 2007. We have no interest bearing debt outstanding as of December 31, 2007.

Income (Loss) Before Income Tax (Provision) Benefit

As a result of the above, we reported income before income tax (provision) benefit of $2,860,334 and net loss before income tax (provision) benefits of ($3,361,229) for the years ended December 31, 2007 and 2006, respectively, an improvement of $6,221,563.

Income Tax (Provision) Benefit

Income tax benefit was $1,663,000 for the year ended December 31, 2007, with none reported in prior periods. We reduced the deferred tax valuation allowance by $2,725,000 due to the utilization of the net operating loss carryforwards in the year ended December 31, 2007, the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to this year, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

Net Income (Loss)

As a result of the above, for the years ended December 31, 2007 and 2006, we reported net income of $4,523,334 and net loss of ($3,361,229), respectively, an improvement of $7,884,563.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was $0.33 and ($0.26) for the years ended December 31, 2007 and 2006, respectively, for the reasons previously noted. The diluted income (loss) per share was $0.28 and ($0.26), respectively, for the same periods. The difference between basic and dilutive income (loss) per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: We have historically provided for our cash requirements through private placements of our common stock. In 2005 we raised a net of $4.1 million from the sale of our common stock and during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million. During March 2006, we began shipment of our products and commenced the generation of revenues and operating cash flows to help support our activities. During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank which we utilized to support our activities. In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million. The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007. As of December 31, 2007, we had working capital of $7,196,039 and we had no long-term or short-term debt outstanding.

Cash and cash equivalents balances: As of December 31, 2007, we had cash and cash equivalents with an aggregate balance of $4,255,039, up from a balance of $57,160 at December 31, 2006. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $4,197,879 net increase in cash during the year ended December 31, 2007:

•	Operating activities:	$4,870,409 of net cash provided by operating activities, primarily from positive cash provided by net income adjusted for non-cash charges such as stock based compensation expense and non-cash credits such as deferred income tax benefits.

•	Investing activities:	$562,978 of net cash used in investing activities, primarily to acquire equipment to expand our production capabilities.

•	Financing activities:	$109,552 of net cash used in financing activities, primarily for full repayment of our bank line of credit, offset by proceeds from stock option and warrants exercised.

Operating activities: Net cash provided by operating activities was $4,870,409 for the year ended December 31, 2007, as compared to net cash used in operating activities of ($3,419,666) for the year ended December 31, 2006, an improvement of $8,290,075. The positive cash flows from operations for the year ended December 31, 2007 are primarily the result of our 2007 net income of $4,523,334, a net change in operating assets and liabilities of approximately ($78,969), and by non-cash charges of approximately $2,201,000 which were primarily related to stock based compensation, and partially offset by non-cash deferred tax benefits of $1,775,000. The cash used in operating activities for the year ended December 31, 2006 is the result of a net loss of ($3,361,229), a net change in operating assets and liabilities of approximately ($2,084,000), and partially offset by non-cash charges of approximately $2,026,000.

Investing activities: Cash used in investing activities was $562,978 and $482,563 for the years ended December 31, 2007 and 2006, respectively. In both 2007 and 2006, we purchased production equipment and office furniture, fixtures and equipment to support our activities.

Financing activities: During the year ended December 31, 2007, net cash used in financing activities was ($109,552). This was due to payoff of amounts outstanding under our bank line of credit of ($500,000) net of $390,448 received from the proceeds and related tax benefit from the exercise of stock options and warrants during 2007. During the year ended December 31, 2006, the Company completed a private placement to raise capital which provided net proceeds of $1,601,468 in addition to net borrowings of $500,000 under the line of credit and $50,000 proceeds from the exercise of stock options.

The net result of these activities was an increase in cash of $4,197,879 to $4,255,039 for the year ended December 31, 2007, and a decrease in cash of ($1,750,762) to $57,160 for the year ended December 31, 2006.

We had no material commitments for capital expenditures as of December 31, 2007. In addition, we had a revolving line of credit providing for maximum borrowings of $1,500,000 available as of December 31, 2007. We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2008.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during 2006 and the year ended December 31, 2007.

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

Sensitivity Analysis. Previously, we did not consider an allowance for doubtful accounts necessary. However, with continued monitoring we determined the need to establish an allowance due to our rapid growth. Even though we do not anticipate bad debt losses based on our excellent customer payment history, we have established a reserve and will monitor it regularly.

Inventories

Nature of estimates required. In our second year of production, we have carried large quantities of component inventory in order to meet our customers’ demands. This inventory consisted of electronic circuitry, boards and camera parts. Given the nature of potential obsolescence in this ever-changing environment, there is a risk of impairment in inventory that is unsalable, non-refundable, slow moving or obsolete. The use of estimates is required in determining the salvage value of this inventory.

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

Sensitivity analysis. At this point in our products’ early life cycles, coupled with prudent levels of purchasing activity to support the growing demands for our products, we have developed a methodology to determine slow moving or obsolete inventory. We will continue to assess the condition of our inventory and take necessary measures to adjust these values as deemed appropriate.

Warranties

Nature of estimate required. In the second year of sales and as the volume of our sales continues to increase at a rapid pace, we have established a warranty accrual for future warranty costs related to current sales. We monitor our warranty costs on a regular basis and assess the adequacy of our warranty accrued on a quarterly basis.

Assumptions and approach used. We estimate our required accrual for warranty costs using the following key assumptions:

•	Historical costs - Represented as the amount of historical warranty costs as a percent of sales.

•	Specific exposure on certain products or customers - Identified by management’s review of warranty costs and customer responses.

Sensitivity analysis. Previously, we did not consider the need for a warranty accrual based upon actual warranty costs due to the limited amount of sales. As sales volume has continued to grow at a rapid pace, there is a greater risk for increased warranty costs. We will continue to assess the warranty accrual on a quarterly basis and take the necessary measures to adjust the accrual as deemed appropriate.

Research and Development Costs

Nature of estimates required. We expense all research and development costs as incurred. We incurred substantial costs related to research and development as we prepared our products for market, and will continue to incur these costs as we develop new products and enhance our existing products.

Assumptions and approach used. As we moved to production, many of these costs shifted to expenses related to the production of this product (cost of sales), thus reducing our research and development expense. However, we continue to provide support to the development of enhancements to our existing products, as well as to invest resources in the development of new products.

Sensitivity analysis. We continually evaluate our efforts in new product development so that we properly classify costs to either production of existing product or research and development costs related to bringing new and enhanced products to market.

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

Sensitivity analysis. We will continually monitor costs related to stock based compensation, and adjust analyses for changes in estimates and assumptions, such as: shifts in expected term caused by shifts in the exercising of options; expected volatility shifts caused by changes in our historical stock prices; interest rate shifts in relation to expected term of awards; and, shifts in forfeitures as we experience potential cancellations of awards caused by loss of personnel holding such awards.

The common stock purchase warrants issued to investors in our 2006 private placement are not accounted for under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” because the warrant agreements contain no provision for us to use any of our cash or other assets to settle the warrants. The stock warrants are not considered derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133 as the stock warrants are indexed to our common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” The stock warrants are included with the proceeds from the issuance of common stock. Warrants issued to non-employees who are not investors purchasing common stock are accounted for under SFAS No. 123. The fair value is determined using the Black-Scholes pricing model and that amount is recognized in the statement of operations.

Income Taxes

Nature of estimates required. We have substantial net operating loss carryforwards and other deferred tax items for which deferred tax assets are recognized for financial accounting and reporting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management must consider the likelihood that such deferred tax assets will be realized based on our current and projected future operating results.

Assumptions and approach used. Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products. During 2006 we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2007. Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income. Based on that evaluation, management has determined that the valuation allowance could be substantially reduced as of December 31, 2007.

Sensitivity analysis. Management will continually monitor, evaluate and adjust our evaluation/analyses of the likelihood of our ability to realize our deferred tax assets based upon projected future financial results. This evaluation may require changes in the valuation allowance when and if conditions change that could affect our current and future operations.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. Our business is not seasonal in nature.

ITEM 7.	Financial Statements.

The financial statements of the Company are included following the signature page to this Form 10-KSB commencing on page F-1.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) under the Exchange Act, as of this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.	Other Information.

Not applicable.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

The information concerning the identification and business experience of our directors and identification of our audit committee financial expert is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the heading “ Election of Directors,” which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007 (the “Proxy Statement”).

The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Executive Officers.”

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Significant Employees and Family Relationships.”

The information concerning the our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Code of Ethics.”

ITEM 10.	Executive Compensation.

The information concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “ Executive Compensation.”

The information concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “ Compensation of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 12.	Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Party Transactions and Director Independence.”

ITEM 13.	Exhibits.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).

3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.

3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.

3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.

3.4	Compensation Committee Charter, dated September 22, 2005.	Exhibit 3.4 of the October 2006 Form SB-2.

3.5	Nominating Committee Charter dated December 27, 2007.		X

4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.

4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.

10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.

10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.

10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.

10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.

10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.

10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)

10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.

10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.

10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.

10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.

10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.

10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.

10.13	Form of Stock Option Agreement (Non-Qualified) 2007 Stock Option Plan.		X

10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.		X

10.15	2008 Stock Option and Restricted Stock Plan.		X

10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.		X

10.17	Promissory Note with Enterprise Bank dated February 13, 2008.		X

14.1	Code of Ethics and Code of Conduct.		X

23.1	Consent of McGladrey & Pullen LLP		X

24.1	Power of Attorney.	X

31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

ITEM 14.	Principal Accounting Fees and Services.

The information covering principal accountant fees and services required by this item is incorporated by reference to the information in our Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

The information concerning pre-approval policies for audit and non-audit services required by this item is incorporated by reference to the information in our Proxy Statement, under the heading “Audit Committee.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC., a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
President and Chief Executive Officer

Each person whose signature appears below authorizes Stanton E. Ross to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stanton E. Ross* Stanton E. Ross, Director and Chief Executive Officer	March 4, 2008

/s/ Leroy C. Richie* Leroy C. Richie, Director	March 4, 2008

/s/ Edward Juchniewicz* Edward Juchniewicz, Director	March 4, 2008

/s/ Elliot M. Kaplan* Elliot M. Kaplan, Director	March 4, 2008

/s/ Daniel F. Hutchins* Daniel F. Hutchins, Director	March 4, 2008

/s/ Thomas J. Heckman Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	March 4, 2008

*	Executed by Thomas J. Heckman, attorney-in-fact, on March 4, 2008.

Report of Independ ent Registered Public Accounting Firm

To the Board of Directors

Digital Ally, Inc.

We have audited the balance sheets of Digital Ally, Inc. as of December 31, 2007 and 2006, and the related statements of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 3, 2008

DIGITAL ALLY, INC.

B ALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,255,039	$57,160
Accounts receivable-trade, less allowance for doubtful accounts of $28,224 -2007 and $0 - 2006	523,011	977,826
Accounts receivable-other	211,687	225,716
Inventories	2,964,098	1,526,222
Prepaid expenses	232,901	422,279
Deferred taxes	795,000	—

Total current assets	8,981,736	3,209,203

Furniture, fixtures and equipment	1,180,318	622,592
Less accumulated depreciation	301,632	114,851

	878,686	507,741

Deferred taxes	980,000	—
Other assets	65,007	59,305

Total assets	$10,905,429	$3,776,249

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$—	$500,000
Line of credit	—	500,000
Accounts payable	1,008,831	651,902
Accrued expenses	507,695	180,573
Income taxes payable	26,000	—
Customer deposits	243,171	20,899

Total current liabilities	1,785,697	1,853,374

Unearned income	3,864	5,248
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 14,092,260 – 2007; 13,309,027 – 2006	14,092	13,309
Additional paid in capital	12,110,890	9,436,766
Accumulated deficit	(3,009,114)	(7,532,448)

Total stockholders’ equity	9,115,868	1,917,627

Total liabilities and stockholders’ equity	$10,905,429	$3,776,249

See Notes to Financial Statements.

DIGITAL ALLY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

	Years Ended
	December 31, 2007	December 31, 2006
Revenue	$19,391,082	$4,109,394
Cost of sales	7,649,930	2,126,744

Gross profit	11,741,152	1,982,650
Operating expenses	8,875,915	5,324,223

Operating income (loss)	2,865,237	(3,341,573)

Financial income (expense):
Interest income	34,609	20,742
Interest expense	(28,006)	(40,398)
Other, net	(11,506)	—

	(4,903)	(19,656)

Income (loss) before income tax (provision) benefit	2,860,334	(3,361,229)
Income tax (provision) benefit	1,663,000	—

Net income (loss)	$4,523,334	$(3,361,229)

Net income (loss) per share information:
Basic	$0.33	$(0.26)
Diluted	$0.28	$(0.26)
Weighted average shares outstanding:
Basic	13,742,070	12,829,610
Diluted	16,163,337	12,829,610

See Notes to Financial Statements.

DIGITAL ALLY, INC.

STATEMEN TS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2006	12,200,027	$12,200	$5,845,410	$(4,171,219)	$1,686,391
Stock-based compensation	—	—	1,725,998	—	1,725,998
Shares issued for cash at $1.75 per share, net of offering costs	959,000	959	1,600,508	—	1,601,467
Stock options exercised at $1.00 per share	50,000	50	49,950	—	50,000
Shares issued for consulting services at $1.00 per share in lieu of cash compensation	100,000	100	214,900	—	215,000
Net loss	—	—	—	(3,361,229)	(3,361,229)

Balance, December 31, 2006	13,309,027	13,309	9,436,766	(7,532,448)	1,917,627
Stock-based compensation	—	—	1,696,959	—	1,696,959
Excess tax benefits related to stock-based compensation	—	—	12,000	—	12,000
Stock options exercised at $1.20 per share	75,000	75	89,925	—	90,000
Stock options exercised at $2.50 per share	25,000	25	62,475	—	62,500
Stock options exercised at $2.15 per share	2,500	2	5,373	—	5,375
Stock options exercised at $1.60 per share	4,233	4	6,769	—	6,773
Stock warrants exercised at $2.75 per share	40,000	40	109,960	—	110,000
Stock warrants exercised at $1.20 per share	86,500	87	103,713	—	103,800
Shares issued for consulting services at $1.75 per share in lieu of cash compensation	50,000	50	87,450	—	87,500
Shares issued for conversion of note payable to stock, at $1.00 per share	500,000	500	499,500	—	500,000
Net income	—	—	—	4,523,334	4,523,334

Balance, December 31, 2007	14,092,260	$14,092	$12,110,890	$(3,009,114)	$9,115,868

See Notes to Financial Statements.

DIGITAL ALLY, INC.

S TATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Years Ended
	December 31, 2007	December 31, 2006
Cash Flows From Operating Activities:
Net income (loss)	$4,523,334	$(3,361,229)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	192,033	85,057
Stock based compensation	1,696,959	1,725,998
Common stock issued in lieu of cash compensation	87,500	215,000
Reserve for inventory obsolescence	196,328	—
Reserve for bad debt allowance	28,224	—
Deferred tax benefit	(1,775,000)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	426,591	(977,826)
Accounts receivable - other	14,029	(211,086)
Inventories	(1,634,204)	(1,452,794)
Prepaid expenses	189,378	(162,450)
Other assets	(5,702)	(45,520)
Increase (decrease) in:
Accounts payable	356,929	607,725
Accrued expenses	327,122	140,321
Income taxes payable	26,000	—
Customer deposits	222,272	11,854
Unearned income	(1,384)	5,284

Net cash provided by (used in) operating activities	4,870,409	(3,419,666)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(562,978)	(482,563)

Net cash (used in) investing activities	(562,978)	(482,563)

Cash Flows from Financing Activities:
Net borrowings (repayments) on line of credit	(500,000)	500,000
Proceeds from exercise of stock options and warrants	378,448	50,000
Excess tax benefits related to stock-based compensation	12,000	—
Proceeds from sale of common stock	—	1,601,467

Net cash provided by (used in) financing activities	(109,552)	2,151,467

Increase (decrease) in cash and cash equivalents	4,197,879	(1,750,762)
Cash and cash equivalents, beginning of period	57,160	1,807,922

Cash and cash equivalents, end of period	$4,255,039	$57,160

Supplemental disclosures of cash flow information:
Cash payments for interest	$28,006	$40,398
Cash payments for income taxes	$74,000	$—

Supplemental disclosures of non-cash investing and financing activities: Common stock issued for settlement of note payable	$500,000	$—

See Notes to Financial Statements.

Digital Ally, Inc.

Notes to Financial Statements

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror and a digital video/audio recorder contained in a flashlight. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests in a variety of other industries and markets including mass transit, school bus, taxi cab and the military.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc and had no operations until 2004. On November 30, 2004 the Company entered into a Plan of Merger with Digital Ally, Inc. at which time the merged entity was renamed Digital Ally, Inc. Since inception through early 2006, the Company was considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, the Company shipped its first completed product, and became an operating company for financial accounting and reporting purposes.

The following is a summary of the Company’s Significant Accounting Policies:

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable, and line of credit approximate fair value because of the short-term nature of these items.

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

Use of Estimates:

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of 90 days or less. Included in the Company’s cash balances are deposits with our bank of approximately $4,255,000, which is in excess of the FDIC insurance coverage limit as of December 31, 2007. The Company believes risk of loss on the uninsured deposits is limited.

Accounts Receivable:

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Inventories:

Inventories consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively “components”), work-in-process and finished goods, and are carried at the lower of cost (First in, First out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions.

Prepaid Expenses:

Prepaid expenses consist of deposits for trade shows, production tooling and component inventory. These amounts will be expensed when the goods/services are received or the events occur. In addition, prepaid expenses include advance payments for service contracts, equipment maintenance, software maintenance, software usage, licenses/sublicenses and insurance that is amortized to expense over the relevant service period under the straight line method or based on units shipped, as applicable.

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from 3 to 10 years.

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of December 31, 2007, there has been no impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend two years. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses.

Customer deposits:

The Company requires deposits in advance of shipment for certain customer sales orders; in particular when accepting orders from foreign customers. Customer deposits are reflected as a current liability in the accompanying balance sheet.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $74,670 and $54,205 for the years ended December 31, 2007 and 2006, respectively. Such costs are included in cost of sales in the Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $478,242 and $272,096 for the years ended December 31, 2007 and 2006, respectively. Such costs are included in operating expenses in the Statements of Operations.

Income Taxes:

Deferred taxes are provided for by the liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations. There has been no interest or penalties recognized in the accompanying financial statements.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expense incurred for the years ended December 31, 2007 and 2006, was approximately $1,518,914 and $1,203,889, respectively.

Stock-Based Compensation:

Prior to January 1, 2006 the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 “Accounting for Stock Options” and related interpretative guidance (“APB 25”). APB 25 generally did not require the recognition of stock-based compensation when options granted under stock-based compensation plans had exercise prices at least equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 and 2007 includes; (a) compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the original provisions of SFAS No. 123, and (b) stock based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

The Company estimates the grant-date fair value of stock-based compensation using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using the contractual term and vesting period of the award;

•

Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Expected dividend rate is determined based on expected dividends to be declared;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

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

Income (Loss) per share:

The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised utilizing the treasury stock method.

Segments of business:

Management has determined that its operations are comprised of one reportable segment; the sale of portable digital video and audio recording devices. For the years ended December 31, 2007 and 2006, sales by geographic area were as follows:

	2007	2006
Sales by geographic area:
United States of America	$13,640,040	$4,013,327
Foreign	5,751,042	96,067

Total	$19,391,082	$4,109,394

Sales to customers outside of the United States are denominated in US dollars. All Company assets are physically located within the United States.

Reclassifications:

Management has reviewed the classification of expenses as cost of sales or operating expenses as reported in the statement of operations. As a result of this review, certain direct and indirect manufacturing- related expenses aggregating $332,311, previously reported as operating expenses on the statement of operations for the year ended December 31, 2006, have been reclassified to cost of sales to be consistent with their classification adopted for the year ended December 31, 2007. There was no effect on net income (loss) or income (loss) per share as a result of such expense reclassifications.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $28,224 and $ -0- as of December 31, 2007 and 2006, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents. In 2007, one distributor/agent represented 27.4% of total sales for 2007. No other distributor/agent exceeded 10% in 2007 and no distributor/agent exceeded 10% in 2006. In addition, no individual customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2007 and 2006.

The Company currently purchases finished circuit boards and other proprietary component parts from suppliers located in the United States. Although the Company currently obtains certain of these components from single source suppliers, management believes it could obtain alternate suppliers in most cases without incurring significant production delays. The Company also purchases a proprietary audio component from a foreign vendor that could be more difficult to obtain alternate sources should there be a supply interruption. The Company has not experienced any significant supply disruptions from this foreign vender historically, and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

NOTE 3. INVENTORIES

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw material and component parts	$2,919,979	$1,348,690
Work-in-process	25,762	—
Finished goods	214,685	177,532
Reserve for excess and obsolete inventory	(196,328)	—

Total	$2,964,098	$1,526,222

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $147,596 and $50,063 as of December 31, 2007 and 2006, respectively.

NOTE 4. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consists of the following at December 31, 2007 and 2006:

	Estimated Useful Life	2007	2006
Office furniture, fixtures and equipment	3-10 years	$590,333	$173,446
Warehouse equipment	3-5 years	496,361	381,830
Tradeshow equipment	3-5 years	88,674	62,366
Rental equipment	3 years	4,950	4,950

Total cost		1,180,318	622,592
Less: accumulated depreciation		301,632	114,851

Net furniture, fixtures and equipment		$878,686	$507,741

NOTE 5. PLEDGED ASSETS AND BANK LINE OF CREDIT

The Company has a line of credit facility with a bank that provides for borrowings on a revolving basis of up to $1,500,000. The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (7.25% at December 31, 2007), adjusted daily. The line of credit matures in August 14, 2008. As of December 31, 2007, there were no amounts outstanding and outstanding borrowings totaled $500,000 at December 31, 2006.

On February 8, 2008, the Company changed its banking relationship including its depository accounts and its revolving line of credit. The new line of credit facility provides for borrowing of up to $1,500,000 on a revolving basis, and is collateralized by accounts receivable, inventory and equipment. The line of credit bears interest at the bank’s prime rate minus 0.5% and has a term of one year.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006
Accrued warranty expense	$213,428	$—
Accrued sales commissions	145,858	118,395
Other	148,409	61,878

Total	$507,695	$180,573

Accrued warranty expense was comprised of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Beginning balance	$—	$—
Provision for warranty expense	359,892	39,750
Charges applied to warranty reserve	(146,464)	(39,750)

Ending balance	$213,428	$—

NOTE 7. INCOME TAXES

The components of income tax (provision) benefit are as follows:

	2007	2006
Current taxes:
Federal	($112,000)	$—
State	—	—

Total current taxes	(112,000)	—
Deferred tax provision (benefit)	1,775,000	—

Income tax (provision) benefit	$1,663,000	$—

The Company received total proceeds of $378,448 and $50,000 during the years ended December 31, 2007 and 2006, respectively from the exercise of stock purchase options and warrants. During 2007, the Company realized an aggregate tax deduction approximating $154,135 relative to the exercise of such stock options and warrants. Excess tax benefits totaled $12,000, which has been allocated directly to additional paid in capital during the year ended December 31, 2007.

A reconciliation of the income tax provision (benefit) at the statutory rate of 34% for the years ended December 31, 2007 and 2006 to our effective tax rate is as follows:

	2007	2006
U.S. Statutory tax rate	34.0%	(34.0%)
State taxes, net of Federal benefit	4.0%	(4.0%)
Research and development tax credits	(2.4%)	(1.8%)
Incentive stock option compensation	2.6%	10.9%
Other, net	(1.0%)	—%
Change in valuation allowance	(95.3%)	28.9%

Income tax provision (benefit)	(58.1%)	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Stock-based compensation	$952,000	$445,000
Start-up costs	165,000	165,000
Inventory reserves	91,000	13,000
Allowance for doubtful accounts receivable	10,000	—
Accrued expenses	105,000	44,000
Net operating loss carryforward	247,000	2,028,000
Research and development tax credit carryforward	281,000	175,000
Alternative minimum tax credit carryforward	100,000	—
Other	5,000	28,000

Total deferred tax assets	1,956,000	2,898,000
Valuation allowance	(165,000)	(2,890,000)

Net deferred tax assets	1,791,000	8,000
Deferred tax liabilities:
Equipment depreciation	(16,000)	(8,000)

Net deferred tax assets (liability)	$1,775,000	$—

Net deferred tax asset (liability) reported as:
Current	$795,000	$—
Non-current	$980,000	$—

The valuation allowance for deferred tax assets as of December 31, 2007 was reduced to $165,000 from $2,890,000 as of December 31, 2006 because, in management’s opinion, the Company’s current and projected taxable income make it more likely than not that substantially all of deferred tax assets will be realized. The net change in the total valuation allowance for the year ended December 31, 2007 was a net decrease of $2,725,000, which was recognized in the deferred tax provision (benefit).

At December 31, 2007, the Company had available approximately $667,000 of net operating loss carryforwards available to offset future taxable income generated by the Company. Such tax net operating loss carryforwards expire between 2024 and 2025. In addition, the Company has research and development tax credit carryforwards totaling $281,000 available as of December 31, 2007 which expire between 2023 and 2027. Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

The Internal Revenue Code contains provisions under Section 382 which limit the Company's ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, all of our net operating loss and research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2027, allowing the Company to utilize all of the limited net operating loss carry-forwards during the carryforward period.

The Company’s federal and state income tax returns are closed by relevant statute for all tax years prior to 2004

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has several non-cancelable operating lease agreements for equipment, office space and warehouse space. The agreements expire from October 2008 to October 2012. The Company also has entered into month-to-month leases. Rent expense for the year ended December 31, 2007 and 2006 was $183,306 and $87,900, respectively, related to these leases. The future minimum amounts due under the leases are as follows:

Year ending December 31:
2008	$320,454
2009	266,949
2010	180,865
2011	169,086
2012	126,815

$1,064,169

The Company has two license agreements whereby we have been assigned the rights to certain licensed materials used in our products. Upfront license payments of $75,000 in March 2004 and $75,000 in May 2005 were made and expensed immediately. The terms of the agreements were for three years from the date of the agreement, with automatic one year extensions thereafter, unless both parties agree otherwise in writing prior to the expiration dates of said agreements. The first license was automatically renewed in March 2007 under the applicable terms of the agreement. These agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. We prepaid $42,500 relative to these ongoing royalty fees during April 2006 which was capitalized and included in prepaid expenses. We amortize the prepaid royalties based on the number of units shipped during the period. Amortization aggregated $21,739 and $4,407 during the years ended December 31, 2007 and 2006, respectively which is included in cost of sales in the accompanying statement of operations.

The Company has entered into a sublicense agreement whereby we have been assigned the rights to certain licensed materials used in our products. The effective date of the sublicense was October 12, 2007 with an original term of 36 months or October 2010, with automatic one-year renewals unless either party notifies the other in writing not less than 60 days prior to expiration. We paid an upfront license fee of $60,000 during January 2008 which will be capitalized and amortized over the term of the agreement. The sublicense also requires an ongoing royalty fee based on the number of units shipped on a quarterly basis. Shipments of product containing the licensed material is expected to commence in midyear 2008. Accordingly, there was no royalties paid during the years ended December 31, 2007 and 2006.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and warrants issued of $1,696,959 and $1,725,998 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has adopted three separate stock-based option plans: (1) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (2) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), and (3) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 5,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

In October 2007, the Company filed a Registration Statement on Form S-8 which registered all 5,500,000 shares of common stock that are issuable under our 2005 Plan, 2006 Plan and 2007 Plan in effect at that time.

In addition to the Stock Option and Restricted Stock Plans described above the Company has issued an aggregate of 410,000 stock options to non-employees for services rendered that are subject to the same general terms.

The fair value of each option award is estimated on the date of grant using a Black Sholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each year is reflected in the following table:

	Years ended December 31,
	2007	2006	2005
Expected term of the options in years	3 years	3 years	3-10 years
Expected volatility of market price of company stock	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None
Risk-free interest rate	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	0.0% - 5.0%	0%	0%

A summary of the options outstanding follows:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,225,000	$1.46	2,700,000	$1.09
Granted	1,628,600	2.06	1,575,000	2.17
Exercised	(106,733)	1.54	(50,000)	(1.00)
Cancelled	(10,000)	(2.15)	—	—
Forfeited	(8,100)	(2.11)	—	—

Outstanding at end of year	5,728,767	$1.63	4,225,000	$1.46

Exercisable at end of the year	4,741,068	$1.55	2,575,000	$1.43

Weighted-average fair value for options granted during the year at fair value	1,628,600	$0.81	1,575,000	$0.82

At December 31, 2007, the aggregate intrinsic value of options outstanding was approximately $32,493,047, the aggregate intrinsic value of options exercisable was approximately $27,249,256, and the aggregate intrinsic value of options exercised during the period was $325,790.

As of December 31, 2007, the unamortized portion of stock compensation expense on all existing stock options was $371,820 and will be recognized over the next twenty-one months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	3,830,267	8.2 years	2,995,693	7.9 years
$2.00 to $2.99	1,615,000	3.7 years	1,615,000	3.7 years
$3.00 to $3.99	—	—	—	—
$4.00 to $4.99	283,500	9.8 years	130,375	9.8 years

	5,728,767	7.0 years	4,741,068	6.5 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and to the investors in conjunction with their purchase of stock.

The following provides additional information related to the warrants issued:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	709,750	$1.72	470,000	$1.20
Granted	—	—	239,750	2.75
Exercised	(126,500)	1.69	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	583,250	$1.73	709,750	$1.72

Exercisable at end of the period	583,250	$1.73	709,750	$1.72

Weighted average fair value of warrant grants during the period	—	—	239,750	$0.65

A further summary about warrants outstanding at December 31, 2007 is as follows:

	Outstanding warrants		Exercisable warrants
Exercise Prices	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.20	383,500	2.6 years	383,500	2.6 years
$2.75	199,750	0.5 years	199,750	0.5 years

	583,250	1.4 years	583,250	1.4 years

At December 31, 2007, the aggregate intrinsic value of the warrants outstanding was approximately $3,248,213.

All shares of common stock issuable under these warrants were registered in conjunction with the Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on May 3, 2007.

NOTE 10. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and earnings per share outstanding and income per share for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Numerator for basic and diluted income per share – Net income (loss)	$4,523,334	$(3,361,229)

Denominator for basic income per share – weighted average shares outstanding	13,742,070	12,829,610
Dilutive effect of shares issuable under stock options and warrants outstanding	2,421,267	—

Denominator for diluted income per share – adjusted weighted average shares outstanding	16,163,337	12,829,610

Net income (loss) per share:
Basic	$0.33	$(0.26)
Diluted	$0.28	$(0.26)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the year. For the year ended December 31, 2007, weighted-average outstanding stock options and warrants totaling 59,359 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share for 2007. As a result of the net loss for the year ended December 31, 2006, we did not assume conversion of the convertible debt or exercise of any share-based options as the effect would be anti-dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

On September 1, 2004, the Company borrowed $500,000 from a Company controlled by one of the Company’s shareholders. Such shareholder is not currently, nor has he ever been, an employee, officer or director of the Company. The note carried interest at 7%, was due on May 15, 2007 and was convertible into 500,000 shares of common stock at the option of the holder. The note was guaranteed by one of the Company’s previous officers and directors who also pledged Company stock he owned as collateral. On May 15, 2007, the note holder exercised their option to convert the note into 500,000 shares of the Company’s common stock. Interest expense related to this note totaled $14,168 and $35,000 for the years ended December 31, 2007 and 2006, respectively.

On September 25, 2006, the Company granted options to purchase 10,000 shares of the Company’s common stock to a law firm for services rendered. The options had a term of five years and are exercisable at $2.15 per share. One of the Company’s outside directors is also a partner in such law firm. During 2007, the law firm was dissolved and the options were returned to the Company for cancellation.

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that serves as an independent sales agent is owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $251,982 and $84,800 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, respectively the Company had $5,107 and $11,590 representing accrued and unpaid commissions due to this entity. Subsequent to December 31, 2007, this entity was dissolved and will no longer serve as an independent sales agent for the Company.

NOTE 12. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

NOTE 13. SUBSEQUENT EVENTS

On January 2, 2008, the Company’s common stock was listed and commenced trading on the NASDAQ Capital Market under the symbol “DGLY”.

On January 2, 2008, the Board of Directors approved the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) which reserved 1,000,000 shares to be granted under such plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a four-year vesting period. The 2008 Plan and the related grant are subject to ratification by the shareholders at the upcoming 2008 Annual Meeting of Stockholders.

During the period from January 1, 2008 through March 3, 2008, the Company issued a total of 435,425 shares pursuant to the exercise of outstanding stock purchase options and warrants. The Company received proceeds aggregating $625,730 as a result of the exercise of these options and warrants.

*************************************