Form 10-Q
period 2008-03-31
DIGITAL ALLY INC
filed 2008-05-01
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7311 W. 130th, Suite 170, Overland Park, KS 66213

(Address of principal executive offices) (Zip Code)

(913) 814-7774

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2008
Common Stock, $0.001 par value	15,285,110

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,881,435	$4,255,039
Accounts receivable-trade, less allowance for doubtful accounts of $30,000 – 2008 and $28,224 – 2007	3,017,804	523,011
Accounts receivable-other	259,593	211,687
Inventories	3,239,414	2,964,098
Prepaid expenses	153,621	232,901
Deferred taxes	425,000	795,000

Total current assets	11,976,867	8,981,736

Furniture, fixtures and equipment	1,349,539	1,180,318
Less accumulated depreciation	383,956	301,632

	965,583	878,686

Deferred taxes	1,035,000	980,000
Other assets	72,002	65,007

Total assets	$14,049,452	$10,905,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$897,931	1,008,831
Accrued expenses	886,240	507,695
Income taxes payable	213,500	26,000
Customer deposits	20,680	243,171

Total current liabilities	2,018,351	1,785,697

Unearned income	4,834	3,864
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 14,891,485 – 2008; 14,092,260 – 2007	14,891	14,092
Additional paid in capital	13,343,703	12,110,890
Accumulated deficit	(1,332,327)	(3,009,114)

Total stockholders’ equity	12,026,267	9,115,868

Total liabilities and stockholders’ equity	$14,049,452	$10,905,429

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

	Three months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Revenue	$8,601,923	$3,439,729
Cost of revenue	3,281,029	1,525,483

Gross profit	5,320,894	1,914,246
Operating expenses	2,825,054	1,736,799

Operating income	2,495,840	177,447

Financial income (expense):
Interest income	26,947	2,787
Interest expense	—	(18,084)

	26,947	(15,297)

Income before income tax provision	2,522,787	162,150
Income tax provision	846,000	—

Net income	$1,676,787	$162,150

Net income per share information:
Basic	$0.12	$0.01
Diluted	$0.10	$0.01
Weighted average shares outstanding:
Basic	14,474,062	13,309,027
Diluted	17,280,460	14,437,208

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2008	14,092,260	$14,092	$12,110,890	$(3,009,114)	$9,115,868
Stock-based compensation	—	—	173,402	—	173,402
Excess tax benefits related to stock-based compensation	—	—	302,500	—	302,500
Stock options exercised at weighted average of $1.12 per share	508,289	508	569,280	—	569,788
Common stock surrendered as consideration for cashless exercise of stock options	(52,689)	(53)	(356,125)	—	(356,178)
Stock warrants exercised at weighted average of $1.58 per share	343,625	344	543,756	—	544,100
Net income	—	—	—	1,676,787	1,676,787

Balance, March 31, 2008	14,891,485	$14,891	$13,343,703	$(1,332,327)	$12,026,267

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$1,676,787	$162,150
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation	82,324	40,443
Stock based compensation	173,402	521,913
Reserve for inventory obsolescence	70,309	—
Reserve for bad debts	1,776	—
Deferred tax provision	315,000	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(2,496,569)	(584,878)
Accounts receivable – other	(47,906)	16,507
Inventories	(345,625)	249,598
Prepaid expenses	79,280	(15,561)
Other assets	(6,995)	(28,277)
Increase (decrease) in:
Accounts payable	(110,900)	(347,570)
Accrued expenses	378,545	(98,576)
Income taxes payable	187,500	—
Customer deposits	(222,491)	164,423
Unearned income	970	—

Net cash (used in) provided by operating activities	(264,593)	80,172

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(169,221)	(33,197)
Other assets – deposits	—	(6,305)

Net cash (used in) investing activities	(169,221)	(39,502)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	757,710	—
Excess tax benefits related to stock-based compensation	302,500	—

Net cash provided by financing activities	1,060,210	—

Increase in cash and cash equivalents	626,396	40,670
Cash and cash equivalents, beginning of period	4,255,039	57,160

Cash and cash equivalents, end of period	$4,881,435	$97,830

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$18,084
Cash payments for income taxes	$41,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for cashless exercise of stock options	$356,178	$—

See Notes to Condensed Financial Statements.

Digital Ally, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc and had no operations until 2004. On November 30, 2004 the Company entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc. Since inception through early 2006, the Company was considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, the Company shipped its first completed product, and became an operating company for financial accounting and reporting purposes.

The following is a summary of the Company’s Significant Accounting Policies:

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and line of credit, approximate fair value because of the short-term nature of these items.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of 90 days or less. Included in the Company’s cash balances are short term investments in repurchase agreements with its bank of approximately $5,076,285, which is collateralized 105% by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of March 31, 2008, there has been no impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend two years. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses.

Customer deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers. Customer deposits are reflected as a current liability in the accompanying balance sheet.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $45,066 and $20,258 for the three months ended March 31, 2008 and 2007, respectively. Such costs are included in cost of sales in the Statements of Income.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $90,079 and $35,146 for the three months ended March 31, 2008 and 2007, respectively. Such costs are included in operating expenses in the Statements of Income.

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

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expense incurred for the three months ended March 31, 2008 and 2007 was approximately $432,033 and $123,532, respectively.

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

Income per Share:

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment; the sale of portable digital video and audio recording devices. For the three months ended March 31, 2008 and 2007, sales by geographic area were as follows:

	2008	2007
Sales by geographic area:
United States of America	$7,562,926	$3,306,245
Foreign	1,038,997	133,484

Total	$8,601,923	$3,439,729

Sales to customers outside of the United States are denominated in US dollars. All Company assets are physically located within the United States.

Reclassifications:

Management has reviewed the classification of expenses as cost of sales or operating expenses as reported in the statement of income. As a result of this review, certain direct and indirect manufacturing- related expenses aggregating $161,440, previously reported as operating expenses in the statement of income for the three months ended March 31, 2007, have been reclassified to cost of sales to be consistent with their classification adopted for the three months ended March 31, 2008. There was no effect on net income or income per share as a result of such expense reclassifications.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $30,000 and $28,224 as of March 31, 2008 and December 31, 2007, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents. In 2008, three distributor/agents exceeded 10% of total revenues during the three months ended March 31, 2008 and on an aggregated basis represented in excess of 50% of total revenues for 2008. No other distributor/agent exceeded 10% in 2008 and no distributor/agent exceeded 10% in 2007. In addition, no individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2008.

The Company currently purchases finished circuit boards and other proprietary component parts from suppliers located in the United States. Although the Company currently obtains certain of these components from single source suppliers, management believes it could obtain alternate suppliers in most cases without incurring significant production delays. The Company also purchases a proprietary audio component from a foreign vendor that could be more difficult to obtain alternate sources if there was a supply interruption. The Company has not experienced any significant supply disruptions from this foreign vender historically, and does not anticipate future supply disruptions, although no assurances can be offered in this regard. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw material and component parts	$3,070,530	$2,919,979
Work-in-process	28,241	25,762
Finished goods	407,280	214,685
Reserve for excess and obsolete inventory	(266,637)	(196,328)

Total	$3,239,414	$2,964,098

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $273,017 and $147,596 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 5. PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2008, the Company entered into a new credit facility with a bank that provides for borrowings on a revolving basis of up to $1,500,000. The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (5.25% at March 31, 2008) minus 0.50%, adjusted daily. The line of credit matures on February 13, 2009. As of March 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the three months ended March 31, 2008.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accrued warranty expense	$197,992	$213,428
Accrued sales commissions	376,092	145,858
Accrued payroll	218,424	—
Other	93,732	148,409

Total	$886,240	$507,695

Accrued warranty expense was comprised of the following for the three months ended March 31, 2008:

2008
Beginning balance	$213,428
Provision for warranty expense	145,260
Charges applied to warranty reserve	(160,696)

Ending balance	$197,992

NOTE 7. INCOME TAXES

The Company received total proceeds of $757,710 and $-0- during the three months ended March 31, 2008 and 2007, respectively from the exercise of stock purchase options and warrants. During 2008, the Company realized an aggregate tax deduction approximating $911,303 relative to the exercise of such stock options and warrants. The related excess tax benefits aggregated $302,500, which has been allocated directly to additional paid in capital during the three months ended March 31, 2008.

The valuation allowance for deferred tax assets as of March 31, 2008 was $165,000, which remained unchanged from December 31, 2007.

At December 31, 2007, the Company had available approximately $667,000 of net operating loss carryforwards available to offset future taxable income generated by the Company. Such tax net operating loss carryforwards expire between 2024 and 2025. In addition, the Company had research and development tax credit carryforwards totaling $281,000 available as of December 31, 2007 which expire between 2023 and 2027. Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly. During the three months ended March 31, 2008, the Company had generated sufficient taxable income to realize the tax benefits associated with all available net operating loss carryforwards and research and development carryforwards.

The Internal Revenue Code contains provisions under Section 382 which limit the Company’s ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a 3-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, all of our net operating loss and research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2027, allowing the Company to utilize all of the limited net operating loss carry-forwards during the carryforward period.

The Company’s federal and state income tax returns are closed by relevant statute for all tax years prior to 2004.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has several non-cancelable operating lease agreements for equipment, office space and warehouse space. The agreements expire from October 2008 to October 2012. Rent expense for the three months ended March 31, 2008 and 2007 was $85,755 and $28,847, respectively, related to these leases. The future minimum amounts due under the leases are as follows:

Year ending December 31:
2008 (April 1, 2008 through December 31, 2008)	$234,786
2009	266,949
2010	180,865
2011	169,086
2012	126,815

$978,501

The Company has two license agreements under which it has been assigned the rights to certain licensed materials used in its products. Upfront license payments of $75,000 in March 2004 and $75,000 in May 2005 were made and expensed immediately. The terms of the agreements were for three years from the date of the agreement, with automatic one year extensions thereafter, unless both parties agree otherwise in writing prior to the expiration dates of said agreements. The first license was automatically renewed in March 2007 under the applicable terms of the agreement. These agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. The Company prepaid $42,500 relative to these ongoing royalty fees during April 2006 which was capitalized and included in prepaid expenses. It amortized the prepaid royalties based on the number of units shipped during the period. Amortization aggregated $9,235 and $3,676 during the three months ended March 31, 2008 and 2007, respectively, which is included in cost of sales in the accompanying statement of operations.

The Company has entered into a sublicense agreement whereby it has been assigned the rights to certain licensed materials used in its products. The effective date of the sublicense was October 12, 2007 with an original term of 36 months, or October 2010, with automatic one-year renewals unless either party notifies the other in writing not less than 60 days prior to expiration. The Company paid an upfront license fee of $60,000 during January 2008, which was capitalized and will be amortized ratably over the term of the agreement. The sublicense also requires an ongoing royalty fee based on the number of units shipped on a quarterly basis. Shipments of product containing the licensed material is expected to commence in midyear 2008. Accordingly, there was no royalties paid during the three months ended March 31, 2008 and 2007.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and warrants issued of $173,402 and $521,913 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

In October 2007, the Company filed a Registration Statement on Form S-8 which registered all 5,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan and 2007 Plan in effect at that time.

In addition to the Stock Option and Restricted Stock Plans described above the Company has issued an aggregate of 410,000 stock options to non-employees for services rendered that are subject to the same general terms.

On January 2, 2008, the Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such Plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period. The 2008 Plan and the related grant are subject to ratification by the shareholders at the 2008 Annual Meeting of Stockholders in May 2008. The 2008 Plan has been excluded from all of the following tables and no related expense has been recorded by the Company because the 2008 Plan and the related grants are subject to such shareholder approval.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each period and is reflected in the following table:

	Quarter ended March 31, 2008	Years ended December 31,
		2007	2006	2005
Expected term of the options in years	2 years	3 years	3 years	3 - 10 years
Expected volatility of market price of company stock	35.54%	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None	None
Risk-free interest rate	2.88%	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	5.00%	0.0% - 5.0%	0%	0%

A summary of stock options outstanding follows:

	For the Quarter Ended March 31, 2008		For the Quarter Ended March 31, 2007
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,728,767	$1.63	4,225,000	$1.46
Granted	5,000	6.80	1,210,000	1.60
Exercised	(455,600)	1.13	—	—
Surrendered/cancelled (cashless exercise)	(52,689)	1.00	—	—
Forfeited	—	—	(10,000)	(2.15)

Outstanding at end of period	5,225,478	$1.68	5,425,000	$1.49

Exercisable at end of the period	4,290,904	$1.63	2,815,000	$1.39

Weighted-average fair value for options granted during the period at fair value	5,000	$1.51	1,575,000	$0.82

During the three months ended March 31, 2008, the Board of Directors approved an amendment to the Company’s 2005 Plan, 2006 Plan and 2007 Plan that allows for cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the aggregate purchase/exercise price of other options exercised. During the three months ended March 31, 2008, a total of 52,689 options with an intrinsic value of $303,488 were surrendered and cancelled as consideration for the cashless exercise price of 250,000 shares issued upon the exercise of stock options.

At March 31, 2008, the aggregate intrinsic value of options outstanding was approximately $27,316,889, the aggregate intrinsic value of options exercisable was approximately $22,675,863, and the aggregate intrinsic value of options exercised during the period was $2,598,193.

As of March 31, 2008, the unamortized portion of stock compensation expense on all existing stock options was $205,968 and will be recognized over the next eighteen months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2008:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	3,373,490	8.0 years	2,570,166	7.7 years
$2.00 to $2.99	1,564,488	3.5 years	1,564,488	3.5 years
$3.00 to $3.99	—	—	—	—
$4.00 to $4.99	282,500	9.6 years	151,250	9.6 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	5,000	9.8 years	5,000	9.8 years

	5,225,478	6.7 years	4,290,904	6.2 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and to the investors in conjunction with their purchase of stock.

The following provides additional information related to the warrants issued:

	For the Quarter Ended March 31, 2008		For the Quarter Ended March 31, 2007
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	583,250	$1.73	709,750	$1.72
Granted	—	—	—	—
Exercised	(343,625)	1.58	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	239,625	$1.94	709,750	$1.72

Exercisable at end of the period	239,625	$1.94	709,750	$1.72

Weighted average fair value of warrant grants during the period	—	—	—	—

A further summary about warrants outstanding at March 31, 2008 is as follows:

	Outstanding warrants		Exercisable warrants
Exercise Prices	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.20	124,875	28.6 months	124,875	28.6 months
$2.75	114,750	3.1 months	114,750	3.1 months

	239,625	13.6 months	239,625	13.6 months

At March 31, 2008, the aggregate intrinsic value of the warrants outstanding was approximately $3,073,238, and the aggregate intrinsic value of warrants exercised during the period was $1,625,600.

All shares of common stock issuable under these warrants were registered in conjunction with a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on May 3, 2007.

NOTE 10. NET INCOME PER SHARE

The calculation of the weighted average number of shares outstanding and earnings per share outstanding and income per share for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Numerator for basic and diluted income per share – Net income	$1,676,787	$162,150

Denominator for basic income per share – weighted average shares outstanding	14,474,062	13,309,027
Dilutive effect of shares issuable under stock options and warrants outstanding	2,806,398	1,128,181

Denominator for diluted income per share – adjusted weighted average shares outstanding	17,280,460	14,437,208

Net income per share:
Basic	$0.12	$0.01
Diluted	$0.10	$0.01

Basic income per share is based upon the weighted average number of common shares outstanding during the year. For the three months ended March 31, 2008, weighted-average outstanding stock options and warrants totaling 2,500 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share for 2008.

NOTE 11. RELATED PARTY TRANSACTIONS

On September 1, 2004, the Company borrowed $500,000 from a limited liability company controlled by one of the Company’s shareholders. Such shareholder is not currently, nor has he ever been, an employee, officer or director of the Company. The note carried interest at 7%, was due on May 15, 2007 and was convertible into 500,000 shares of common stock at the option of the holder. The note was guaranteed by one of the Company’s previous officers and directors, who also pledged Company stock he owned as collateral. On May 15, 2007, the note holder exercised its option to convert the note into 500,000 shares of the Company’s common stock. Interest expense related to this note totaled $14,168 for the three months ended March 31, 2007.

On September 25, 2006, the Company granted options to purchase 10,000 shares of its common stock to a law firm for services rendered. The options had a term of five years and are exercisable at $2.15 per share. One of the Company’s outside directors is also a partner in such law firm. During 2007, the law firm was dissolved and the options were returned to the Company for cancellation.

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that serves as an independent sales agent is owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $36,602 and $49,624 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, respectively the Company had $6,055 and $25,064 representing accrued and unpaid commissions due to this entity. Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

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

NOTE 13. SUBSEQUENT EVENTS

During the period from April 1, 2008 through April 29, 2008, the Company issued a total of 403,625 shares pursuant to the exercise of outstanding stock purchase options and warrants. The Company received proceeds aggregating $714,862 as a result of the exercise of these options and warrants.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross, Jr., a former officer and director of the Company, in the Chancery Court of Lincoln County, Mississippi. The complaint alleges that on or about April 8, 2005 the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company. The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing Company stock which was never issued. Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares. The Company believes that the lawsuit is without merit and will vigorously defend itself.

********************************************************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, “Digital Ally,” the “Company,” “we,” “us,” or “our” refer to Digital Ally, Inc., unless otherwise indicated.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2008, including the achievement of approximately $40 million in revenues and 29% operating margins through greater market penetration within and outside of the United States and operating and other efficiencies and to otherwise manage our rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for one or more of our new products, (iv) risks related to dealing with governmental entities as customers; (v) our lengthy sales cycle and the potential to receive no revenue in return for our marketing expenses; (vi) characterization of our market by new products and rapid technological change and our ability to adapt to the same; (vii) our dependence on sales of our in-car digital video rear view mirror (“DVM-500”); (viii) our ability to compete against other companies that have greater economic and human resources than we do; (ix) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (x) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xi) our dependence on key personnel; (xii) our ability to attract and retain quality employees; (xiii) our reliance on third party distributors and representatives for our marketing capability; (xiv) our dependence on manufacturers and suppliers; (xv) our ability to protect technology through patents; (xvi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xvii) risks related to our license arrangements; (xviii) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2008; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors. See our annual report on Form 10-KSB for the year ended

December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) for additional information reporting these and other risks.

Recent Developments for the Company

Overview

We produce digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror and a digital video flashlight, each of which uses the core competency of our technology in digital video compression, recording and storage. These products make self-contained video and audio recordings onto flash memory cards that are incorporated into the body of the digital video rear view mirror and the flashlight. We sell our products to law enforcement agencies and other security organizations and for consumer and commercial applications through direct sales and third-party distributors.

We intend to produce and sell other digital video devices in the future. Our products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board designed for small form products.

Since our inception in 2003 through the second quarter of 2006, we had been considered a development stage company, with our activities focused on organizational activities, including design and development of product lines, implementation of a business plan, establishment of sales channels, and development of business strategies. In late March 2006, we sold and shipped our first completed product, thereby becoming an operating company.

We became a reporting company under the Securities Exchange Act of 1934, as amended, on May 3, 2007, when the SEC declared our Registration Statement on Form SB-2 effective. Our common stock commenced trading on the NASDAQ Capital Market under the symbol DGLY on January 2, 2008.

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

For the Three Months Ended March 31, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2008 and 2007 represented as a percentage of total revenues for each respective year:

	2008	2007
Revenue	100%	100%
Cost of revenue	38%	44%

Gross profit	62%	56%
Operating expenses	33%	51%

Operating income	29%	5%
Financial income (expense)	—%	—%

Income before income tax provision	29%	5%
Income tax provision	10%	—%

Net income	19%	5%

	2008	2007
Net income per share information:
Basic	$0.12	$0.01
Diluted	$0.10	$0.01

Revenue

We were a development stage company since our inception until we commenced delivery and sale of our DVM-500 product in March 2006. We have enjoyed revenue growth in each successive quarter since our initial deliveries. We have customers in all 50 states and 12 foreign countries with our largest single order to date in the amount of $5.1 million placed by an international customer. We believe our DVM-500 product has achieved increasing acceptance in the marketplace and that our revenue growth will continue during 2008. Sales for the three months ended March 31, 2008 and 2007 were $8,601,923 and $3,439,729, respectively, an increase of $5,162,194 (150%), due to increased market penetration. Many of our existing customers are making follow-on orders with larger quantities. Further, we are converting a high percentage of opportunities with new customers to our product. We expect that our 2008 revenue will be approximately $40 million due to continued market penetration on a domestic and international basis.

Cost of Revenue

Cost of sales on units sold for the three months ended March 31, 2008 and 2007 were $3,281,029 and $1,525,483, respectively, an increase of $1,755,546 (115%). The significant increase is due to the increase in units sold as well as an increase in our reserve for slow moving and obsolete inventory of $70,309 during the three months ended March 31, 2008. We believe such reserves are appropriate given the rapid growth in revenues we have experienced, as well as increases in inventory levels.

Gross Margin

Gross margin for the three months ended March 31, 2008 and 2007 was $5,320,894 and $1,914,246, respectively, an increase of $3,406,648 (178%). The significant increase is commensurate with the growth in revenues we have experienced during 2008. The gross margin percentages were 62% and 56%, respectively, for the three months ended March 31, 2008 and 2007. The increase in margin is attributable to improved productivity and efficiencies as we have significantly increased production rates during 2008 and improvements of costs related to our supply chain. We primarily order finished component parts including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production processes. We have not experienced significant retail pricing pressures from our domestic customers during 2008. Our international sales have tended to be priced at discounted rates yielding lower gross margins as we are not required to provide certain follow-on technical support. However, lower gross margins on international shipments are offset by lower operating expenses because we benefit from reduced commissions paid to sales agents on such international sales as compared to domestic sales. Competition for larger contracts and larger customers may cause us to provide some pricing discounts to such customers for our product during 2008. We believe that we will experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $2,825,054 and $1,736,799 for the three months ended March 31, 2008 and 2007, respectively, an increase of $1,088,255 (63%). Overall operating expenses as a percentage of sales declined from 51% in 2007 to 33% in 2008. The changes are explained as follows:

Research and Development Expenses. We continue to focus on bringing new products and updates/revisions to current products to market with these expenses totaling $432,033 and $123,532 for the three months ended March 31, 2008 and 2007, respectively, an increase of $308,501 (250%). The increase in 2008 was attributable to our continued efforts on developing new products and line extensions for our current products that we plan to bring to market, as well as additional internal staff additions related to the same activities. Research and development expense as a percentage of total revenues has increased slightly from 4% in 2007 to 5% in 2008. We have research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets as well as upgrades to our existing products. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore, we believe that such expense will increase during 2008, although such expense as a percentage of total revenues will likely decline as our revenues increase.

Stock based Compensation Expenses. Stock based compensation expenses totaled $173,402 and $521,913 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $348,511 (67%). The decrease in 2008 was primarily attributable to the timing of shareholder approval of a new stock option plan for 2008.

On January 2, 2008, our Board of Directors approved the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) which reserved 1,000,000 shares to be granted under such plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period. The 2008 Plan and the related grant are subject to ratification by the shareholders at the upcoming 2008 Annual Meeting of Stockholders which will be held on May 1, 2008. No expense related to the 2008 Plan has been recorded during the three months ended March 31, 2008 because the 2008 Plan and the related grants are subject to shareholder approval. We expect stock compensation expense to return to more normal levels during the quarter ended June 30, 2008 assuming the shareholders approve the 2008 Plan.

Selling, General and Administrative Expenses. The remainder of operating expenses totaled $2,219,609 and $1,091,354 for the three months ended March 31, 2008 and 2007, respectively, an increase of $1,128,255 (103%). Consulting expense increased by $109,524 (236%) which is attributable to increased recruiting fees during 2008, primarily in order to identify, attract and hire experienced engineers. Professional fees, which include legal and accounting expenses, increased by $83,491 (37%) due to our increased needs after becoming a public reporting company in May 2007. These needs included listing our common stock on the Nasdaq Capital Market in January 2008. In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative salaries, and travel during 2008. During late 2007, we combined our corporate offices with our sales and marketing offices into one facility. We also increased the size of our production facility to accommodate our revenue growth during 2008. Sales commission expense increased by $362,128 for the three months ended March 31, 2008, compared to the same period in 2007 which is attributable to our growth in revenues.

Operating Income

For the reasons previously stated, our operating income was $2,495,840 for the three months ended March 31, 2008, an improvement of $2,318,393 as compared to our operating income of $177,447 during the three months ended March 31, 2007. Operating income as a percentage of revenues, or operating margins, improved to 29% in 2008 as compared to a 5% in 2007. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins should approximate 29% in 2008.

Financial Income (Expense)

Financial income (expense) improved to $26,947 in 2008 from ($15,297) in 2007. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $26,947 and $2,787 during the three months ended March 31, 2008 and 2007, respectively, an increase of $24,160 (867%). The increase in interest income was a result of our accumulation of cash and cash equivalents during the fourth quarter of 2007 which resulted in higher levels of interest-earning cash balances during the three months ended March 31, 2008 as compared to 2007.

Interest Expense. Interest expense was $-0- and $18,084 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $18,084. With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised his right to exchange such promissory note for 500,000 shares of common stock during May 2007. We have no interest bearing debt outstanding as of March 31, 2008.

Income Before Income Tax Provision

As a result of the above, we reported income before income tax provision of $2,522,787 and $162,150 for the three months ended March 31, 2008 and 2007, respectively, an improvement of $2,360,637 (1456%).

Income Tax Provision

Income tax provision was $846,000 for the three months ended March 31, 2008, with none reported in 2007. We reduced the deferred tax valuation allowance by $2,725,000 due to the utilization of the net operating loss carryforwards during the third quarter of 2007. This reduction in the deferred tax valuation allowance was recorded due to the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to the third quarter of 2007, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the three months ended March 31, 2008, we recorded a provision for income taxes at an effective tax rate of 34%. This effective tax rate is consistent with the annual rate anticipated for 2008.

Net Income

As a result of the above, for the three months ended March 31, 2008 and 2007, we reported net income of $1,676,787 and $162,150, respectively, an improvement of $1,514,637 (934%).

Basic and Diluted Income per Share

The basic income per share was $0.12 and $0.01 for the three months ended March 31, 2008 and 2007, respectively, for the reasons previously noted. The diluted income per share was $0.10 and $0.01, respectively, for the same periods. The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: We have historically provided for our cash requirements through private placements of our common stock. In 2005, we raised a net of $4.1 million from the sale of our common stock and during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million. During March 2006, we began shipment of our products and commenced the generation of revenue and operating cash flows to help support our activities. During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank which we utilized to support our activities. In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million. We have not had any borrowings outstanding under the line of credit since April 2007. The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007. As of March 31, 2008, we had working capital of $9,958,516 and we had no long-term or short-term debt outstanding.

Cash and cash equivalents balances: As of March 31, 2008, we had cash and cash equivalents with an aggregate balance of $4,881,435, up from a balance of $4,255,039 at December 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $626,396 net increase in cash during the three months ended March 31, 2008:

• Operating activities:	$264,593 of net cash used in operating activities, primarily from a substantial increase in accounts receivable offset by positive cash provided by net income, non-cash charges such as stock based compensation expense and deferred income tax provision.

• Investing activities:	$169,221 of net cash used in investing activities, primarily to acquire equipment to expand our production capabilities.

• Financing activities:	$1,060,210 of net cash provided by financing activities, primarily from proceeds and excess tax benefits related to stock option and warrants exercised.

Operating activities: Net cash used in operating activities was $264,593 for the three months ended March 31, 2008, as compared to net cash provided by operating activities of $80,172 for the three months ended March 31, 2007. Cash flows from operating activities were impacted significantly by the $2,496,569 increase in accounts receivable during 2008. The accounts receivable balance at December 31, 2007 was abnormally low because of the $5.1 million international order shipped in December 2007 which was paid in advance of shipment. During the three months ended March 31, 2008, accounts receivable returned to more normal levels which resulted in negative cash flows from operations. Other items affecting cash flows during the three months ended March 31, 2008 were an increase in inventory levels and a reduction in customer deposits offset by increases in income taxes payable and accrued expenses which is attributable to the higher level of sales and general activities during the quarter.

Investing activities: Cash used in investing activities was $169,221 and $39,502 for the three months ended March 31, 2008 and 2007, respectively. In both 2008 and 2007, we purchased production equipment and office furniture, fixtures and equipment to support our activities.

Financing activities: During the three months ended March 31, 2008, net cash provided by financing activities was $1,060,210. This was due to from the proceeds and related excess tax benefits from the exercise of stock options and warrants during 2008.

The net result of these activities was an increase in cash of $626,396 to $4,881,435 for the three months ended March 31, 2008, as compared to an increase in cash of $40,670 to $97,830 for the three months ended March 31, 2007.

We had no material commitments for capital expenditures as of March 31, 2008. In addition, we had a revolving line of credit providing for maximum borrowings of $1,500,000 available as of March 31, 2008. We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2008.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during the three months ended March 31, 2008.

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

Assumptions and approach used. We estimate our required accrual for warranty costs using the following key assumptions:

•	Historical costs – Represented as the amount of historical warranty costs as a percent of sales.

•	Specific exposure on certain products or customers – Identified by management’s review of warranty costs and customer responses.

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

Assumptions and approach used. Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products. During 2006 we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2007 and 2008. Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income. Based on that evaluation, management has determined that the valuation allowance could be substantially reduced as of December 31, 2007. The valuation allowance remained unchanged as of March 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross, Jr., a former officer and director of the Company, in the Chancery Court of Lincoln County, Mississippi. The complaint alleges that on or about April 8, 2005 the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company. The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing Company stock which was never issued. Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares. The Company believes that the lawsuit is without merit and will vigorously defend itself.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(Not Applicable)

Item 3. Defaults Upon Senior Securities.

(Not Applicable)

Item 4. Submission of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5. Other Information.

(Not Applicable)

Item 6. Exhibits.

(a) Exhibits

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2008

DIGITAL ALLY, INC., a Nevada corporation

/S/ STANTON E. ROSS
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/S/ THOMAS J. HECKMAN
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.