Form 10-Q
period 2008-06-30
DIGITAL ALLY INC
filed 2008-07-30
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(913) 814-7774

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 30, 2008
Common Stock, $0.001 par value	15,801,243

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,614,194	$4,255,039
Accounts receivable-trade, less allowance for doubtful accounts of $30,000 - 2008 and $28,224 – 2007	4,102,097	523,011
Accounts receivable-other	334,512	211,687
Inventories	4,442,591	2,964,098
Prepaid expenses	203,070	232,901
Prepaid income taxes	50,000
Deferred taxes	855,000	795,000

Total current assets	16,601,464	8,981,736

Furniture, fixtures and equipment	1,575,061	1,180,318
Less accumulated depreciation and amortization	434,729	301,632

	1,140,332	878,686

Deferred taxes	1,015,000	980,000
Intangible assets	82,689
Other assets	29,258	65,007

Total assets	$18,868,743	$10,905,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,317,070	$1,008,831
Accrued expenses	996,912	507,695
Income taxes payable	—	26,000
Customer deposits	17,005	243,171

Total current liabilities	2,330,987	1,785,697

Unearned income	—	3,864
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued and outstanding: 15,646,243 – 2008; 14,092,260 – 2007	15,646	14,092
Additional paid in capital	16,442,157	12,110,890
Retained earnings (deficit)	79,953	(3,009,114)

Total stockholders’ equity	16,537,756	9,115,868

Total liabilities and stockholders’ equity	$18,868,743	$10,905,429

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(unaudited)

	Three Months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$8,887,803	$3,819,340	$17,489,726	$7,259,069
Cost of revenue	3,458,271	1,369,915	6,739,300	2,895,398

Gross profit	5,429,532	2,449,425	10,750,426	4,363,671
Operating expenses	3,150,602	2,042,921	5,975,656	3,779,720

Operating income	2,278,930	406,504	4,774,770	583,951

Financial income (expense):
Interest income	22,350	6,398	49,297	9,185
Interest expense	—	(9,030)	—	(27,114)

	22,350	(2,632)	49,297	(17,929)

Income before income tax provision	2,301,280	403,872	4,824,067	566,022
Income tax provision	889,000	—	1,735,000	—

Net income	$1,412,280	$403,872	$3,089,067	$566,022

Net income per share information:
Basic	$0.09	$0.03	$0.21	$0.04
Diluted	$0.08	$0.03	$0.18	$0.04
Weighted average shares outstanding:
Basic	15,329,259	13,773,412	14,901,660	13,542,502
Diluted	17,694,285	15,548,520	17,173,787	14,960,015

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(unaudited)

	Common Stock		Additional paid in	Retained earnings	Total
	Shares	Amount	capital	(deficit)
Balance, January 1, 2008	14,092,260	$14,092	$12,110,890	$(3,009,114)	$9,115,868
Stock-based compensation	—	—	574,311	—	574,311
Excess tax benefits related to stock-based compensation	—	—	1,805,000	—	1,805,000
Stock options exercised at weighted average of $1.32 per share	1,047,910	1,048	1,382,990	—	1,384,038
Common stock surrendered as consideration for cashless exercise of stock options	(54,677)	(55)	(378,110)	—	(378,165)
Stock warrants exercised at weighted average of $1.69 per share	560,750	561	947,076	—	947,637
Net income	—	—	—	3,089,067	3,089,067

Balance, June 30, 2008	15,646,243	$15,646	$16,442,157	$79,953	$16,537,756

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(unaudited)

	Six months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3,089,067	$566,022
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation	133,097	89,007
Stock based compensation	574,311	908,522
Common stock issued in lieu of cash compensation	—	87,500
Reserve for inventory obsolescence	87,335	—
Reserve for bad debts	1,776	—
Deferred tax provision	(95,000)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(3,580,862)	(707,141)
Accounts receivable - other	(122,825)	36,458
Inventories	(1,565,828)	(33,075)
Prepaid expenses	29,831	168,597
Other assets	35,749	(39,325)
Increase (decrease) in:
Accounts payable	308,239	(214,624)
Accrued expenses	489,217	106,642
Income taxes payable	(76,000)	—
Customer deposits	(226,166)	(8,780)
Unearned income	(3,864)	—

Net cash (used in) provided by operating activities	(921,923)	959,903

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(394,743)	(132,387)
Intangible assets acquired	(82,689)	—
Other assets - deposits	—	(6,305)

Net cash (used in) investing activities	(477,432)	(138,691)

Cash Flows from Financing Activities:
Repayment of line of credit, net	—	(500,000)
Proceeds from exercise of stock options and warrants	1,953,510	90,000
Excess tax benefits related to stock-based compensation	1,805,000	—

Net cash provided by (used in) financing activities	3,758,510	(410,000)

Increase in cash and cash equivalents	2,359,155	411,112
Cash and cash equivalents, beginning of period	4,255,039	57,160

Cash and cash equivalents, end of period	$6,614,194	$468,272

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$27,114

Cash payments for income taxes	$101,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for cashless exercise of stock options	$378,110	$—

Common stock issued for settlement of note payable	$—	$500,000

See Notes to Condensed Financial Statements.

Digital Ally, Inc.

Notes to Condensed Financial Statements

(unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations. The Company has active research and development programs to adapt its technologies to other applications. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004 the Company entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc. Since inception through early 2006, the Company was considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies. In late March 2006, the Company shipped its first completed product, and became an operating company for financial accounting and reporting purposes.

The following is a summary of the Company’s Significant Accounting Policies:

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and line of credit, approximate fair value because of the short-term nature of these items.

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheet until payments are remitted.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of 90 days or less. Included in the Company’s cash balances are short term investments in repurchase agreements with its bank of approximately $6,714,942, which is 105% collateralized by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of June 30, 2008, there has been no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $75,390 and $45,189 for the six months ended June 30, 2008 and 2007, and $30,324 and $24,931for the three months ended June 30, 2008 and 2007, respectively. Such costs are included in cost of sales in the Statements of Income.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $176,368 and $167,837 for the six months ended June 30, 2008 and 2007, and $86,289 and $132,741 for the three months ended June 30, 2008 and 2007, respectively. Such costs are included in operating expenses in the Statements of Income.

Income Taxes:

Deferred taxes are provided for by the liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expenses incurred for the six months ended June 30, 2008 and 2007 were approximately $1,091,734 and $430,606, respectively. Research and development expenses incurred for the three months ended June 30, 2008 and 2007 were approximately $659,691 and $304,859, respectively

Stock-Based Compensation:

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 and 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the original provisions of SFAS No. 123, and (b) stock based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

The stock warrants issued to investors in 2006 are not accounted for under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” as the warrant agreements contain no provision for the Company to use any of its cash or other assets to settle the warrants. The stock warrants are not considered derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133, as the stock warrants are indexed to the Company’s common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.”

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment; the sale of portable digital video and audio recording devices. For the three and six months ended June 30, 2008 and 2007, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales by geographic area:
United States of America	$5,168,868	$3,799,273	$12,731,794	$7,105,518
Foreign	3,718,935	20,067	4,757,932	153,551

	$8,887,803	$3,819,340	$17,489,726	$7,259,069

Sales to customers outside of the United States are denominated in US dollars. All Company assets are physically located within the United States.

Reclassifications:

Management has reviewed the classification of expenses as cost of sales or operating expenses as reported in the statement of income. As a result of this review, certain direct and indirect manufacturing- related expenses aggregating $189,475 and $350,915, previously reported as operating expenses in the statement of income for the three and six months ended June 30, 2007, respectively, have been reclassified to cost of sales to be consistent with their classification adopted for the three and six months ended June 30, 2008. There was no effect on net income or income per share as a result of such expense reclassifications.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $30,000 and $28,224 as of June 30, 2008 and December 31, 2007, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents. In 2008, two distributor/agents exceeded 10% of total revenues during the six months ended June 30, 2008. No other distributor/agent exceeded 10% in 2008 and no individual distributor/agent exceeded 10% in 2007. In addition, one individual customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2008.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw material and component parts	$3,230,759	$2,919,979
Work-in-process	189,572	25,762
Finished goods	1,305,923	214,685
Reserve for excess and obsolete inventory	(283,663)	(196,328)

	$4,442,591	$2,964,098

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $447,785 and $147,596 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 5. PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2008, the Company entered into a new credit facility with a bank that provides for borrowings on a revolving basis of up to $1,500,000. The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (5.00% at June 30, 2008) minus 0.50%, adjusted daily. The line of credit matures on February 13, 2009. As of June 30, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the six months ended June 30, 2008.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accrued warranty expense	$170,115	$213,428
Accrued sales commissions	539,202	145,858
Accrued payroll and related fringes	220,016	—
Other	67,579	148,409

	$996,912	$507,695

Accrued warranty expense was comprised of the following for the six months ended June 30, 2008:

Beginning balance	$213,428
Provision for warranty expense	137,307
Charges applied to warranty reserve	(180,620)

Ending balance	$170,115

NOTE 7. INCOME TAXES

The Company received total proceeds of $2,331,675 and $90,000 during the six months ended June 30, 2008 and 2007, respectively, from the exercise of stock purchase options and warrants. During 2008, the Company realized an aggregate tax deduction approximating $5,321,884 relative to the exercise of such stock options and warrants. The related excess tax benefits aggregated $1,805,000, which has been allocated directly to additional paid in capital during the six months ended June 30, 2008.

The valuation allowance for deferred tax assets as of June 30, 2008 was $165,000, which remained unchanged from December 31, 2007.

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

The Internal Revenue Code contains provisions under Section 382 which limit the Company’s ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, all of its net operating loss and research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2027, allowing the Company to utilize all of the limited net operating loss carry-forwards during the carryforward period.

The Company’s federal and state income tax returns are closed by relevant statute for all tax years prior to 2004.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has several non-cancelable operating lease agreements for equipment, office space and warehouse space. The agreements expire from October 2008 to October 2012. Rent expense for the six months ended June 30, 2008 and 2007 was $171,510 and $71,618, respectively, related to these leases. The future minimum amounts due under the leases are as follows:

Year ending December 31:
2008 (July 1, 2008 through December 31, 2008)	$171,446
2009	341,340
2010	209,027
2011	169,086
2012	140,905

$1,031,804

The Company has two license agreements under which it has been assigned the rights to certain licensed materials used in its products. Upfront license payments of $75,000 in March 2004 and $75,000 in May 2005 were made and expensed immediately. The terms of the agreements were for three years from the date of the agreement, with automatic one year extensions thereafter, unless both parties agree otherwise in writing prior to the expiration dates of said agreements. The first license was automatically renewed in March 2007 under the applicable terms of the agreement. These agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. The Company prepaid $42,500 relative to these ongoing royalty fees during April 2006 and again in July 2008 which was capitalized and included in prepaid expenses. The Company amortized the prepaid royalties based on the number of units shipped during the period. Amortization aggregated $18,989 and $7,586 during the six months ended June 30, 2008 and 2007, respectively, which is included in cost of sales in the accompanying statement of operations.

The Company has entered into a sublicense agreement whereby it has been assigned the rights to certain licensed materials used in its products. The effective date of the sublicense was October 12, 2007, with an original term of 36 months, or October 2010, with automatic one-year renewals unless either party notifies the other in writing not less than 60 days prior to expiration. The Company paid an upfront license fee of $60,000 during January 2008, which was capitalized and will be amortized ratably over the term of the agreement. The sublicense also requires an ongoing royalty fee based on the number of units shipped on a quarterly basis. Shipments of product containing the licensed material is expected to commence in mid-year 2008. Accordingly, there was no royalties paid during the six months ended June 30, 2008 and 2007.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi. Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company. The complaint alleges that on or about April 8, 2005 the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company. The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing Company stock which was never issued. Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares. The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi. The Company has filed a motion to dismiss the case which is currently pending in the United States District Court. The Company believes that the lawsuit is without merit and will vigorously defend itself.

During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. No shares have been repurchased under this program as of June 30, 2008.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and warrants issued of $574,311 and $908,522 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

In October 2007, the Company filed a Registration Statement on Form S-8 which registered all 5,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, and 2007 Plan in effect at that time. On January 2, 2008, the Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such Plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period. The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders held in May 2008. The Company granted a total of 35,000 options outside of the 2008 Stock Option Plan during the six months ended June 30, 2008.

In addition to the Stock Option and Restricted Stock Plans described above the Company has issued an aggregate of 420,000 stock options to non-employees for services rendered that are subject to the same general terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each period and is reflected in the following table:

	Six months ended June 30, 2008	Years ended December 31,
		2007	2006	2005
Expected term of the options in years	2-6 years	3 years	3 years	3-10 years
Expected volatility of market price of Company stock	50.00%	42.17% -61.49%	49.58% -66.11%	39.41%
Expected dividends	None	None	None	None
Risk-free interest rate	2.37%-3.06%	4.07% -4.92%	4.57% -4.66%	2.78% -4.19%
Expected forfeiture rate	5.00%	0.0% -5.00%	0%	0%

A summary of stock options outstanding follows:

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,728,767	$1.63	4,225,000	$1.46
Granted	935,000	6.87	1,210,000	1.60
Exercised	(993,233)	1.34	—	—
Surrendered/cancelled (cashless exercise)	(54,677)	1.00	—	—
Forfeited	(35,433)	1.70	(10,000)	(2.15)

Outstanding at end of period	5,580,424	$2.56	5,425,000	$1.49

Exercisable at end of the period	4,182,724	$1.67	2,815,000	$1.39

Weighted-average fair value for options granted during the period at fair value	935,000	$4.04	1,575,000	$0.82

During the six months ended June 30, 2008, the Board of Directors approved an amendment to the Company’s 2005 Plan, 2006 Plan and 2007 Plan that allows for cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the aggregate purchase/exercise price of other options exercised. During the six months ended June 30, 2008, a total of 54,677 options with an intrinsic value of $323,488 were surrendered and cancelled as consideration for the cashless exercise price of 270,000 shares issued upon the exercise of stock options.

At June 30, 2008, the aggregate intrinsic value of options outstanding was approximately $33,241,067, the aggregate intrinsic value of options exercisable was approximately $28,663,351, and the aggregate intrinsic value of options exercised during the period was $7,008,805. At June 30, 2007, the aggregate intrinsic value of options outstanding was approximately $4,375,470, the aggregate intrinsic value of options exercisable was approximately $3,387,033, and the aggregate intrinsic value of options exercised during the period was $82,500.

As of June 30, 2008, the unamortized portion of stock compensation expense on all existing stock options was $3,579,217 and will be recognized over the next forty-two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2008:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	2,953,936	7.7 years	2,585,611	7.6 years
$2.00 to $2.99	1,419,488	3.3 years	1,419,488	3.3 years
$3.00 to $3.99	—	—	—	—
$4.00 to $4.99	272,000	9.3 years	162,625	9.3 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	905,000	9.5 years	5,000	9.5 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	8.2 years	10,000	4.8 years

	5,580,424	7.0 years	4,182,724	6.2 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and also issued warrants to the investors in conjunction with their purchase of common stock in a private placement.

The following provides additional information related to the warrants issued:

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
Warrants	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	583,250	$1.73	709,750	$1.72
Granted	—	—	—	—
Exercised	(560,750)	1.69	—	—
Forfeited	—	—	—	—

Outstanding at end of the period	22,500	$2.75	709,750	$1.72

Exercisable at end of the period	22,500	$2.75	709,750	$1.72

Weighted average fair value of warrant grants during the period	—	—	—	—

A further summary about warrants outstanding at June 30, 2008 is as follows:

	Outstanding warrants		Exercisable warrants
Exercise Prices	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$2.75	22,500	1.2 months	22,500	1.2 months

At June 30, 2008, the aggregate intrinsic value of the warrants outstanding was approximately $129,825, and the aggregate intrinsic value of warrants exercised during the period was $2,778,363. At June 30, 2007, the aggregate intrinsic value of the warrants outstanding was approximately $409,113.

All shares of common stock issuable under these warrants were registered in conjunction with a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on May 3, 2007 and expired on May 3, 2008.

NOTE 10. NET INCOME PER SHARE

The calculation of the weighted average number of shares outstanding and earnings per share outstanding and income per share for the six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Numerator for basic and diluted income per share – Net income	$1,412,280	$403,872	$3,089,067	$566,022

Denominator for basic income per share – weighted average shares outstanding	15,329,259	13,773,412	14,901,660	13,542,502
Dilutive effect of shares issuable under stock options and warrants outstanding	2,365,026	2,806,398	2,272,127	1,417,513

Denominator for diluted income per share – adjusted weighted average shares outstanding	17,694,285	15,548,520	17,173,787	14,960,015

Net income per share:
Basic	$0.09	$0.03	$0.21	$0.04
Diluted	$0.08	$0.03	$0.18	$0.04

Basic income per share is based upon the weighted average number of common shares outstanding during the three and six months ended June 30, 2008, weighted-average outstanding stock options and warrants totaling 30,000 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share for 2008. For the three and six months ended June 30, 2007, a total of 2,910,000 of stock options and warrants was not included in the computation of diluted earnings per share as their effect was antidilutive for 2007.

NOTE 11. RELATED PARTY TRANSACTIONS

On September 1, 2004, the Company borrowed $500,000 from a limited liability company controlled by one of the Company’s shareholders. None of the members or managers of such shareholder is or was an employee, officer or director of the Company. The note carried interest at 7%, was due on May 15, 2007 and was convertible into 500,000 shares of common stock at the option of the holder. The note was guaranteed by one of the Company’s previous officers and directors, who also pledged Company stock he owned as collateral. On May 15, 2007, the note holder exercised its option to convert the note into 500,000 shares of the Company’s common stock. Interest expense related to this note totaled $12,945 for the six months ended June 30, 2007.

On September 25, 2006, the Company granted options to purchase 10,000 shares of its common stock to a law firm for services rendered. The options had a term of five years and are exercisable at $2.15 per share. One of the Company’s outside directors was also a partner in such law firm. During 2007, the law firm was dissolved and the options were returned to the Company for cancellation.

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that served as an independent sales agent is owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $52,561 and $81,226 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company had $228 representing accrued and unpaid commissions due to this entity. Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

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

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

NOTE 13. SUBSEQUENT EVENTS

During the period from July 1, 2008 through July 30, 2008, the Company issued a total of 155,000 shares pursuant to the exercise of outstanding stock purchase options and warrants. The Company received proceeds aggregating $321,750 as a result of the exercise of these options and warrants.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. filed suit, which has not yet been served, against the Company and Trisquare Communications, Inc., a vender of the Company that supplies wireless microphones included in the Company’s products, in the U.S. District Court in the District of New Jersey. The complaint alleges that the Company is infringing on a patent issued to the Plaintiff that covers certain elements of the wireless microphone component of in-car video systems. The lawsuit seeks a permanent injunction regarding the use of this technology including damages, treble damages and attorney fees. The Company believes that it has meritorious defenses and will vigorously defend itself.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. also filed a complaint, which has not yet been served against the Company, Trisquare Communications, Inc., and eight other parties that requests that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930. The Plaintiff seeks to have the ITC issue a permanent cease and desist order prohibiting the importation into the United States of all articles that infringe on its alleged patent that covers certain elements of the wireless microphone component of in-car video systems. The Company believes that it has meritorious defenses and will vigorously defend itself.

In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%. The Company will begin making these matching contributions in July 2008. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our short operating history; (ii) our ability to increase revenues and profits in 2008, including the achievement of approximately $40 million in revenues and 29% operating margins through greater market penetration within and outside of the United States and operating and other efficiencies and to otherwise manage our rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for one or more of our new products; (iv) risks related to dealing with governmental entities as customers; (v) our lengthy sales cycle and the potential to receive no revenue in return for our marketing expenses; (vi) characterization of our market by new products and rapid technological change and our ability to adapt to the same; (vii) our dependence on sales of our in-car digital video rear view mirror (“DVM-500”); (viii) our ability to compete against other companies that have greater economic and human resources than we do; (ix) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (x) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xi) our dependence on key personnel; (xii) our ability to attract and retain quality employees; (xiii) our reliance on third party distributors and representatives for our marketing capability; (xiv) our dependence on manufacturers and suppliers; (xv) our ability to protect our technology through patents and successfully defend patent infringement actions brought by third parties; (xvi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xvii) risks related to our license arrangements; (xviii) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 in 2008; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors. See our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) for additional information reporting these and other risks.

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

We became a reporting company under the Securities Exchange Act of 1934, as amended, on May 3, 2007. Our common stock commenced trading on the NASDAQ Capital Market under the symbol DGLY on January 2, 2008.

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

For the Three Months Ended June 30, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2008 and 2007 represented as a percentage of total revenues for each respective period:

	Three Months ended June 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	39%	36%

Gross profit	61%	64%
Operating expenses	35%	53%

	Three Months ended June 30,
	2008	2007
Operating income	26%	11%
Financial income (expense)	—%	—%

Income before income tax provision	26%	11%
Income tax provision	10%	—%

Net income	16%	11%

Net income per share information:
Basic	$0.09	$0.03
Diluted	$0.08	$0.03

Revenue

We were a development stage company since our inception until we commenced delivery and sale of our DVM-500 product in March 2006. We have enjoyed revenue growth in each successive quarter since our initial deliveries. We have customers in all 50 states and 12 foreign countries with our largest single order to date in the amount of $5.1 million placed by an international customer in 2007 which was followed by reorders from this customer totaling $3.8 million in 2008. We believe our DVM-500 product has achieved increasing acceptance in the marketplace and that our revenue growth will continue during 2008. Sales for the three months ended June 30, 2008 and 2007 were $8,887,803 and $3,819,340, respectively, an increase of $5,068,463 (133%), due to increased market penetration. Many of our existing customers are making follow-on orders with larger quantities. Furthermore, we are converting a high percentage of opportunities with new customers to our product. We are experiencing slow but continued growth in the sales of our digital video flashlight product during 2008. We expect that our full year 2008 revenue will approximate $40 million due to continued market penetration on a domestic and international basis.

Cost of Revenue

Cost of sales on units sold for the three months ended June 30, 2008 and 2007 were $3,458,271 and $1,369,915, respectively, an increase of $2,088,356 (152%). The significant increase is due to the increase in units sold as well as an increase in our reserve for slow moving and obsolete inventory of $17,026 during the three months ended June 30, 2008. We believe such reserves are appropriate given the rapid growth in revenues we have experienced, as well as increases in inventory levels.

Gross Margin

Gross margin for the three months ended June 30, 2008 and 2007 was $5,429,532 and $2,449,425, respectively, an increase of $2,980,107 (122%). The significant increase is commensurate with the growth in revenues we have experienced during 2008 compared to 2007. The gross margin percentages were 61% and 64%, respectively, for the three months ended June 30, 2008 and 2007. The slight decrease in margin is attributable to the fact that 42% of total revenues during the three months ended June 30, 2008 was comprised of international sales compared to 1% during the three months ended June 30, 2007. International sales are generally made through international distributors at discounted prices yielding lower gross margins compared to sales to domestic customers. The international distributor typically marks up the product to the end customer and retains the retail margin. However, lower gross margins on international shipments are partially offset by lower operating expenses because we benefit from reduced commissions paid to sales agents on such international sales compared to domestic sales. We believe that we have continued to improve productivity and efficiencies over 2007 as we have significantly increased production rates and made improvements in our component costs related to our supply chain. We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins over 2007 by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production/assembly processes. We have not experienced significant retail pricing pressures from our domestic customers during 2008. Competition for larger contracts and larger customers may cause us to provide some pricing discounts to such customers for our product during 2008. We believe that we will continue to experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $3,150,602 and $2,042,921 for the three months ended June 30, 2008 and 2007, respectively, an increase of $1,107,681 (54%). Overall operating expenses as a percentage of sales declined to 35% in 2008 as compared to 53% in 2007. A summary of the significant components of operating expenses are as follows:

	Three months ended
	June 30, 2008	June 30, 2007
Research and development expenses	$659,691	$304,859
Stock-based compensation	400,909	386,609
Sales commissions	764,931	325,477
Professional fees and expenses	167,904	128,691
General and administrative salaries	488,634	384,430
Other	668,533	512,855

Total	$3,150,602	$2,042,921

Research and Development Expenses. We continue to focus on bringing new products and updates/revisions to current products to market with these expenses totaling $659,691 and $304,859 for the three months ended June 30, 2008 and 2007, respectively, an increase of $354,832 (116%). The increase in 2008 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2008 and 2009, as well as additional internal staff additions related to the same activities. Research and development expenses as a percentage of total revenues have remained steady at 7% in 2008 and 8% in 2007. We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets as well as upgrades to our existing product lines. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore, we believe that such expense will increase during 2008, although such expense as a percentage of total revenues will likely remain steady or decline as our revenues increase. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area.

Stock based Compensation Expenses. Stock based compensation expenses totaled $400,909 and $386,609 for the three months ended June 30, 2008 and 2007, respectively, an increase of $14,300 (4%). The increase in 2008 was primarily attributable to the timing of shareholder approval of the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) offset by the higher number of options issued in 2007 which were subject to a shorter vesting period.

On January 2, 2008, our Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under it. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period and to approval of the 2008 Plan by the shareholders. The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders which was held on May 1, 2008. No expense related to the 2008 Plan was recorded prior to approval by the shareholders. As a result of the ratification by shareholders, we began amortization of stock compensation related to the 2008 Plan during the three months ended June 30, 2008. We expect that total stock compensation expense for the full year 2008 to be similar to 2007.

Sales Commissions. Sales commissions totaled $764,931 and $325,477 for the three months ended June 30, 2008 and 2007, respectively, an increase of $439,454 (135%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the three months ended June 30, 2008 compared to 2007. Sales commissions as a percentage of total revenues remained constant at 9% during the three months ended June 30, 2008 compared to 2007.

Professional fees and expenses. Professional fees and expenses totaled $167,904 and $128,691 for the three months ended June 30, 2008 and 2007, respectively, an increase of $39,213 (30%). Professional fees and expenses, which primarily include legal and accounting expenses, increased because of our increased needs after becoming a public reporting company in May 2007. We held our 2008 Annual Shareholders Meeting on May 1, 2008, which also contributed to the increased professional fees and expenses for the three months ended June 30, 2008 compared to 2007, when no stockholders’ meeting was held.

General and Administrative Salaries. General and administrative salaries totaled $488,634 and $384,430 for the three months ended June 30, 2008 and 2007, respectively, an increase of $104,204 (27%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the three months ended June 30, 2008 compared to 2007. We have added administrative personnel in order to build the proper infrastructure for our current and planned growth in overall business activities. General and administrative salaries as a percentage of total revenues declined to 6% during the three months ended June 30, 2008 compared to 10% during 2007.

Other Operating Expenses. Other operating expenses totaled $668,533 and $512,855 for the three months ended June 30, 2008 and 2007, respectively, an increase of $155,678 (30%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the three months ended June 30, 2008 compared to 2007. In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative, and travel during 2008. During late 2007, we combined our corporate offices with our sales and marketing offices into one facility. Other operating expenses as a percentage of total revenues declined to 8% during the three months ended June 30, 2008 compared to 13% during 2007.

Operating Income

For the reasons previously stated, our operating income was $2,278,930 for the three months ended June 30, 2008, an improvement of $1,872,426 (461%) compared to our operating income of $406,504 during the three months ended June 30, 2007. Operating income as a percentage of revenues, or operating margins, improved to 26% in 2008 compared to 11% in 2007. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins should approximate 29% for 2008.

Financial Income (Expense)

Financial income (expense) improved to $22,350 in 2008 from ($2,632) in 2007. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $22,350 and $6,398 during the three months ended June 30, 2008 and 2007, respectively, an increase of $15,952 (249%). The increase in interest income was a result of our accumulation of cash and cash equivalents during the fourth quarter of 2007 and first six months of 2008 which resulted in higher levels of interest-earning cash balances during the three months ended June 30, 2008 compared to 2007.

Interest Expense. Interest expense was $-0- and $9,030 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $9,030. With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised its right to exchange such promissory note for 500,000 shares of common stock during May 2007. We had no interest bearing debt outstanding as of June 30, 2008.

Income Before Income Tax Provision

As a result of the above, we reported income before income tax provision of $2,301,280 and $403,872 for the three months ended June 30, 2008 and 2007, respectively, an improvement of $1,897,408 (470%).

Income Tax Provision

Income tax provision was $889,000 for the three months ended June 30, 2008, with none reported in 2007. We reduced the deferred tax valuation allowance by $2,725,000 due to the utilization of the net operating loss carryforwards during the third quarter of 2007. This reduction in the deferred tax valuation allowance was recorded due to the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to the third quarter of 2007, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the three months ended June 30, 2008, we recorded a provision for income taxes at an effective tax rate of 39%. This effective tax rate is consistent with the annual rate anticipated for 2008.

Net Income

As a result of the above, for the three months ended June 30, 2008 and 2007, we reported net income of $1,412,280 and $403,872, respectively, an improvement of $1,008,408 (250%).

Basic and Diluted Income per Share

The basic income per share was $0.09 and $0.03 for the three months ended June 30, 2008 and 2007, respectively, for the reasons previously noted. The diluted income per share was $0.08 and $0.03, respectively, for the same periods. The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

For the Six Months Ended June 30, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2008 and 2007 represented as a percentage of total revenues for each respective period:

	Six Months ended June 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	39%	40%

	Six Months ended June 30,
	2008	2007
Gross profit	61%	60%
Operating expenses	34%	52%

Operating income	27%	8%
Financial income (expense)	—%	—%

Income before income tax provision	27%	8%
Income tax provision	10%	—%

Net income	18%	8%

Net income per share information:
Basic	$0.21	$0.04
Diluted	$0.18	$0.04

Revenue

We were a development stage company since our inception until we commenced delivery and sale of our DVM-500 product in March 2006. We have enjoyed revenue growth in each successive quarter since our initial deliveries. We have customers in all 50 states and 12 foreign countries with our largest single order to date in the amount of $5.1 million placed by an international customer in 2007. We believe our DVM-500 product has achieved increasing acceptance in the marketplace and that our revenue growth will continue during 2008. Sales for the six months ended June 30, 2008 and 2007 were $17,489,726 and $7,259,069, respectively, an increase of $10,230,657 (141%), due to increased market penetration. Many of our existing customers are making follow-on orders with larger quantities. Furthermore, we are converting a high percentage of opportunities with new customers to our product. We are experiencing slow but continued growth in the sales of our digital video flashlight product during 2008. We expect that our 2008 revenue will approximate $40 million due to continued market penetration on a domestic and international basis.

Cost of Revenue

Cost of sales on units sold for the six months ended June 30, 2008 and 2007 were $6,739,300 and $2,895,398, respectively, an increase of $3,843,902 (133%). The significant increase is due to the increase in units sold as well as an increase in our reserve for slow moving and obsolete inventory of $87,335 during the six months ended June 30, 2008. We believe such reserves are appropriate given the rapid growth in revenues we have experienced, as well as increases in inventory levels.

Gross Margin

Gross margin for the six months ended June 30, 2008 and 2007 was $10,750,426 and $4,363,671, respectively, an increase of $6,386,755 (146%). The significant increase is commensurate with the growth in revenues we have experienced during 2008 compared to 2007. The gross margin percentages were 61% and 60%, respectively, for the six months ended June 30, 2008 and 2007. The increase in margin is attributable to improved productivity and efficiencies as we have significantly increased production rates during 2008 and improved costs related to our supply chain. We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production processes. We have not experienced significant retail pricing pressures from our domestic customers during 2008. Our international sales have tended to be priced at discounted rates yielding lower gross margins as we are not required to provide certain follow-on technical support. However, lower gross margins on international shipments are partially offset by lower operating expenses because we benefit from reduced commissions paid to sales agents on such international sales compared to domestic sales. Competition for larger contracts and larger customers may cause us to provide some pricing discounts to such customers for our product during 2008. We believe that we will experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $5,975,656 and $3,779,720 for the six months ended June 30, 2008 and 2007, respectively, an increase of $2,195,936 (58%). Overall operating expenses as a percentage of sales declined from 52% during the six months ended June 30, 2007 to 34% in 2008. A summary of the components of operating expenses are as follows:

	Six months ended
	June 30, 2008	June 30, 2007
Research and development expenses	$1,091,734	$430,606
Stock-based compensation	574,311	908,522
Sales commissions	1,420,093	618,510
Professional fees and expenses	475,929	355,225
General and administrative salaries	1,018,041	719,386
Other	1,395,548	747,471

Total	$5,975,656	$3,779,720

Research and Development Expenses. We continue to focus on bringing new products and updates/revisions to current products to market with these expenses totaling $1,091,734 and $430,606 for the six months ended June 30, 2008 and 2007, respectively, an increase of $661,128 (154%). The increase in 2008 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2008 and 2009, as well as additional internal staff additions related to the same activities. Research and development expenses as a percentage of total revenues have remained steady at 6% in 2008 and 8% in 2007. We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets as well as upgrades to our existing product lines. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore, we believe that such expense will increase during 2008, although such expense as a percentage of total revenues will likely remain steady or decline as our revenues increase. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area.

Stock based Compensation Expenses. Stock based compensation expenses totaled $574,311 and $908,522 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $334,211 (37%). The decrease in 2008 was primarily attributable to the timing of shareholder approval of the 2008 Plan and the four-year graduated vesting on the 2008 awards under the 2008 Plan. In 2007, the majority of the 2007 option plan awards were subject to an eighteen-month vesting period.

On January 2, 2008, our Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period and to the approval of the Plan by the shareholders. The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders, which was held on May 1, 2008. No expense related to the 2008 Plan was recorded prior to ratification by the shareholders. As a result of the approval by shareholders, we began amortization of stock compensation related to the 2008 Plan during the three months ended June 30, 2008. We expect that total stock compensation expense for the full year 2008 to be similar to 2007.

Sales Commissions. Sales commissions totaled $1,420,093 and $618,510 for the six months ended June 30, 2008 and 2007, respectively, an increase of $801,583 (130%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the six months ended June 30, 2008 compared to 2007. Sales commissions as a percentage of total revenues remained constant at 8% during the six months ended June 30, 2008 compared to 2007.

Professional fees and expenses. Professional fees and expenses totaled $475,929 and $355,225 for the six months ended June 30, 2008 and 2007, respectively, an increase of $120,704 (34%). Professional fees and expenses, which primarily include legal and accounting expenses, increased because of our increased needs after becoming a public reporting company in May 2007. We held our 2008 Annual Shareholders Meeting on May 1, 2008, which also contributed to the increased professional fees and expenses for the six months ended June 30, 2008 compared to 2007, when no stockholders’ meeting was held.

General and Administrative Salaries. General and administrative salaries totaled $1,018,041 and $719,386 for the six months ended June 30, 2008 and 2007, respectively, an increase of $298,655 (42%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the six months ended June 30, 2008 compared to 2007. We have added administrative personnel in order to build the proper infrastructure for our current and planned growth in overall business activities. General and administrative salaries as a percentage of total revenues declined to 6% during the six months ended June 30, 2008 compared to 10% during 2007.

Other Operating Expenses. Other operating expenses totaled $1,395,548 and $747,471 for the six months ended June 30, 2008 and 2007, respectively, an increase of $648,077 (87%). The increase in 2008 was commensurate with the 133% increase in revenue experienced during the six months ended June 30, 2008 compared to 2007. In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative, and travel during 2008. During late 2007, we combined our corporate offices with our sales and marketing offices into one facility. Other operating expenses as a percentage of total revenues declined to 8% during the six months ended June 30, 2008 compared to 10% during 2007.

Operating Income

For the reasons previously stated, our operating income was $4,774,770 for the six months ended June 30, 2008, an improvement of $4,190,819 (718%) compared to our operating income of $583,951 during the six months ended June 30, 2007. Operating income as a percentage of revenues, or operating margins, improved to 27% in 2008 compared to 8% in 2007. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins should approximate 29% in 2008.

Financial Income (Expense)

Financial income (expense) improved to $49,297 in 2008 from ($17,929) in 2007. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $49,297 and $9,185 during the six months ended June 30, 2008 and 2007, respectively, an increase of $40,112 (437%). The increase in interest income was a result of our accumulation of cash and cash equivalents during the fourth quarter of 2007 and first six months of 2008 which resulted in higher levels of interest-earning cash balances during the six months ended June 30, 2008 compared to 2007.

Interest Expense. Interest expense was $-0- and $27,114 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $27,114. With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised its right to convert the promissory note into 500,000 shares of common stock in May 2007. We had no interest bearing debt outstanding as of June 30, 2008.

Income Before Income Tax Provision

As a result of the above, we reported income before income tax provision of $4,824,067 and $566,022 for the six months ended June 30, 2008 and 2007, respectively, an improvement of $4,258,045 (752%).

Income Tax Provision

Income tax provision was $1,735,000 for the six months ended June 30, 2008, with none reported in 2007. We reduced the deferred tax valuation allowance by $2,725,000 due to the utilization of the net operating loss carryforwards during the third quarter of 2007. This reduction in the deferred tax valuation allowance was recorded due to the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to the third quarter of 2007, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the six months ended June 30, 2008, we recorded a provision for income taxes at an effective tax rate of 36%. This effective tax rate is consistent with the annual rate anticipated for 2008.

Net Income

As a result of the above, for the six months ended June 30, 2008 and 2007, we reported net income of $3,089,067 and $566,022, respectively, an improvement of $2,523,045 (446%).

Basic and Diluted Income per Share

The basic income per share was $0.21 and $0.04 for the six months ended June 30, 2008 and 2007, respectively, for the reasons previously noted. The diluted income per share was $0.18 and $0.04, respectively, for the same periods. The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: We have historically provided for our cash requirements through private placements of our common stock. In 2005, we raised a net of $4.1 million from the sale of our common stock and during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million. During March 2006, we began shipment of our products and commenced the generation of revenue and operating cash flows to help support our activities. During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank which we utilized to support our activities. In April 2007, we paid off the line of credit in full, and the bank expanded our line of credit to $1.5 million. We have not had any borrowings outstanding under the line of credit since April 2007. The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007. As of June 30, 2008, we had working capital of $14,270,477 and we had no long-term or short-term debt outstanding.

Cash and cash equivalents balances: As of June 30, 2008, we had cash and cash equivalents with an aggregate balance of $6,614,194, up from a balance of $4,255,039 at December 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $2,359,155 net increase in cash during the six months ended June 30, 2008:

•	Operating activities:	$921,923 of net cash used in operating activities, primarily from a substantial increase in accounts receivable and inventories offset by positive cash provided by net income, non-cash charges such as stock based compensation expense and depreciation.

•	Investing activities:	$477,432 of net cash used in investing activities, primarily to acquire equipment to expand our production capabilities.

•	Financing activities:	$3,758,510 of net cash provided by financing activities, primarily from proceeds and excess tax benefits related to stock option and warrants exercised.

Operating activities: Net cash used in operating activities was $921,923 for the six months ended June 30, 2008 compared to net cash provided by operating activities of $959,903 for the six months ended June 30, 2007. Cash flows from operating activities were impacted significantly by the $3,580,862 increase in accounts receivable during 2008. The accounts receivable balance at December 31, 2007 was abnormally low because of the $5.1 million international order shipped in December 2007, which was paid in advance of shipment. During the six months ended June 30, 2008, accounts receivable returned to more normal levels which resulted in negative cash flows from operations. In addition, cash flows were negatively impacted by our $1,565,828 increase in inventory levels, which is the result of our planned increase in production rates to meet expected demand during the second half of 2008. Other items affecting cash flows during the six months ended June 30, 2008 were increases in accounts payable, accrued expenses offset by a reduction in customer deposits, which is attributable to the higher level of sales and general activities during 2008.

Investing activities: Cash used in investing activities was $477,432 and $138,691 for the six months ended June 30, 2008 and 2007, respectively. In both 2008 and 2007, we purchased production and test equipment, office furniture, fixtures and equipment to support our activities. In addition, during 2008 we incurred legal costs related to our filing for patent protection in countries outside of the United States in anticipation of our international growth. These patent expenditures have been capitalized as intangible assets.

Financing activities: During the six months ended June 30, 2008, net cash provided by financing activities was $3,758,510. This was due to from the proceeds and related excess tax benefits from the exercise of stock options and warrants during 2008.

The net result of these activities was an increase in cash of $2,359,155 to $6,614,194 for the six months ended June 30, 2008 compared to an increase in cash of $411,112 to $468,272 for the six months ended June 30, 2007.

Commitments: We had no material commitments for capital expenditures as of June 30, 2008. In addition, we had a revolving line of credit providing for maximum borrowings of $1,500,000 available as of June 30, 2008. We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2008.

During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time. No shares have been repurchased under this program as of June 30, 2008. We plan to use currently available cash and cash equivalent balances together with cash generated by future operations to fund the purchase of these shares. Management believes that the repurchase of our common stock represents an efficient way to improve shareholder value as compared to the current 1.5% - 2.0% interest earned on our cash balances and will not inhibit our ability to fund current and anticipated future product line expansions.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during the six months ended June 30, 2008.

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

Sensitivity Analysis. We have considered the need for an allowance for doubtful accounts. With continued monitoring we determined the need to establish an allowance was necessary given our rapid growth. Even though we do not anticipate bad debt losses based on our excellent customer payment history, we have established a reserve and will monitor it regularly.

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

The common stock purchase warrants issued to investors in our 2006 private placement are not accounted for under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” because the warrant agreements contain no provision for us to use any of our cash or other assets to settle the warrants. The stock warrants are not considered derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133 as the stock warrants are indexed to our common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” The stock warrants are included with the proceeds from the issuance of common stock. Warrants issued to non-employees who are not investors purchasing common stock are accounted for under SFAS No. 123. The fair value is determined using the Black-Scholes pricing model and that amount is recognized in the statement of operations.

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

Assumptions and approach used. Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products. During 2006 we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2007 and 2008. Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income. Based on that evaluation, management has determined that the valuation allowance could be substantially reduced as of December 31, 2007. The valuation allowance remained unchanged as of June 30, 2008.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi. Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company. The complaint alleges that on or about April 8, 2005 the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company. The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing Company stock which was never issued. Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares. The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi. The Company has filed a motion to dismiss the case which is currently pending in the United States District Court. The Company believes that the lawsuit is without merit and will vigorously defend itself.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. filed suit, which has not yet been served, against the Company and Trisquare Communications, Inc., a vender of the Company that supplies wireless microphones included in the Company’s products, in the U.S. District Court in the District of New Jersey. The complaint alleges that the Company is infringing on a patent issued to the Plaintiff that covers certain elements of the wireless microphone component of in-car video systems. The lawsuit seeks a permanent injunction regarding the use of this technology including damages, treble damages and attorney fees. The Company believes that it has meritorious defenses and will vigorously defend itself.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. also filed a complaint, which has not yet been served against the Company, Trisquare Communications, Inc., and eight other parties that requests that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930. The Plaintiff seeks to have the ITC issue a permanent cease and desist order prohibiting the importation into the United States of all articles that infringe on its alleged patent that covers certain elements of the wireless microphone component of in-car video systems. The Company believes that it has meritorious defenses and will vigorously defend itself.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(Not Applicable)

Item 3.	Defaults Upon Senior Securities.

(Not Applicable)

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 1, 2008. During this meeting, our stockholders were asked to consider and vote upon three proposals: (1) to elect five directors to our Board of Directors to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, (2) to approve the 2008 Stock Option and Restricted Stock Plan of Digital Ally, Inc., and (3) to ratify the appointment of McGladrey & Pullen LLP as the independent registered public accounting firm for the year ending December 31, 2008. On the record date for the annual meeting, there were 14,527,685 shares of common stock issued and outstanding and entitled to be voted at the Annual Meeting, of which 10,507,292 shares were voted.

For each proposal, the results of the shareholder voting were as follows:

	Votes For	Votes Withheld	Abstain
Election of five directors to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified:
Stanton E. Ross	10,003,708	503,584	—
Leroy C. Richie	9,993,708	513,584	—
Daniel F. Hutchins	10,003,708	503,584	—
Edward Juchniewicz	10,003,708	503,584	—
Elliot M. Kaplan	9,993,708	513,584	—
Approval of the 2008 Stock Option and Restricted Stock Plan of Digital Ally, Inc.:	5,268,885	361,676	4,876,731
Ratification of the appointment of McGladrey & Pullen LLP as the independent registered accounting firm of Digital Ally, Inc. for the year ending December 31, 2008:	9,959,475	30,000	517,816

Item 5.	Other Information.

(Not Applicable)

Item 6.	Exhibits.

.(a)	Exhibits

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2008

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