Form 10-Q
period 2008-09-30
DIGITAL ALLY INC
filed 2008-10-30
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-33899
_________________

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)
__________________

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7311 W. 130th, Suite 170, Overland Park, KS 66213
(Address of principal executive offices) (Zip Code)

(913) 814-7774
(Registrant’s telephone number, including area code)
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 30, 2008
Common Stock, $0.001 par value	15,715,717

FORM 10-Q
DIGITAL ALLY, INC.
SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,217,070	$4,255,039
Accounts receivable-trade, less allowance for doubtful accounts of $30,000 - 2008 and $28,224 – 2007	5,892,434	523,011
Accounts receivable-other	422,170	211,687
Inventories	6,779,601	2,964,098
Prepaid expenses	227,562	232,901
Prepaid income taxes	75,140	—
Deferred taxes	815,000	795,000
Total current assets	17,428,977	8,981,736
Furniture, fixtures and equipment	2,246,361	1,180,318
Less accumulated depreciation and amortization	(593,611)	(301,632)
	1,652,750	878,686
Deferred taxes	1,085,000	980,000
Intangible assets, net	115,460	—
Other assets	17,192	65,007
Total assets	$20,299,379	$10,905,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,087,095	$1,008,831
Accrued expenses	924,625	507,695
Income taxes payable	—	26,000
Customer deposits	7,238	243,171
Total current liabilities	3,018,958	1,785,697
Unearned income	—	3,864
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 15,926,077 – 2008; 14,092,260 – 2007	15,926	14,092
Additional paid in capital	17,935,286	12,110,890
Treasury stock, at cost (210,360 shares)	(1,624,353)	—
Retained earnings (deficit)	953,562	(3,009,114)
Total stockholders’ equity	17,280,421	9,115,868
Total liabilities and stockholders’ equity	$20,299,379	$10,905,429

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$8,451,270	$5,100,525	$25,940,996	$12,359,594
Cost of revenue	3,283,446	1,789,765	9,914,682	4,685,163
Gross profit	5,167,824	3,310,760	16,026,314	7,674,431
Operating expenses	3,798,436	2,496,197	9,882,156	6,275,917
Operating income	1,369,388	814,563	6,144,158	1,398,514
Financial income (expense):
Interest income	22,221	6,445	71,518	15,630
Interest expense	—	(589)	—	(27,703)
	22,221	5,856	71,518	(12,073)
Income before income tax provision	1,391,609	820,419	6,215,676	1,386,441
Income tax (provision) benefit	(518,000)	2,153,143	(2,253,000)	2,153,143
Net income	$873,609	$2,973,562	$3,962,676	$3,539,584
Net income per share information:
Basic	$0.06	$0.21	$0.26	$0.26
Diluted	$0.05	$0.18	$0.22	$0.23
Weighted average shares outstanding:
Basic	15,736,559	13,963,820	15,181,662	13,637,108
Diluted	17,634,577	16,087,850	17,625,361	15,141,322

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Treasury Stock	Retained earnings (deficit)	Total
Balance, January 1, 2008	14,092,260	$14,092	$12,110,890	$—	$(3,009,114)	$9,115,868
Stock-based compensation	—	—	1,106,258	—	—	1,106,258
Excess tax benefits related to stock-based compensation	—	—	2,345,000	—	—	2,345,000
Stock options exercised at weighted average of $1.44 per share	1,326,707	1,327	1,903,698	—	—	1,905,025
Common stock surrendered as consideration for cashless exercise of stock options	(76,140)	(76)	(539,490)	—	—	(539,566)
Stock warrants exercised at weighted average of $1.73 per share	583,250	583	1,008,930	—	—	1,009,513
Purchase of 210,360 common shares for treasury	—	—	—	(1,624,353)	—	(1,624,353)
Net income	—	—	—	—	3,962,676	3,962,676
Balance, September 30, 2008	15,926,077	$15,926	$17,935,286	$(1,624,353)	$953,562	$17,280,421

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3,962,676	$3,539,584
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	292,911	125,405
Stock based compensation	1,106,258	1,294,278
Common stock issued in lieu of cash compensation	—	87,500
Reserve for inventory obsolescence	175,575	185,394
Reserve for bad debts	1,776	27,646
Deferred tax provision	(125,000)	(2,153,143)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(5,371,199)	(1,854,578)
Accounts receivable - other	(210,483)	57,225
Inventories	(3,991,078)	(890,167)
Prepaid expenses	5,339	(75,152)
Other assets	47,815	(63,503)
Increase (decrease) in:
Accounts payable	1,078,264	249,142
Accrued expenses	416,930	315,009
Income taxes payable	(101,140)	—
Customer deposits	(235,933)	(4,420)
Unearned income	(3,864)	8,074
Net cash (used in) provided by operating activities	(2,951,153)	848,294

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(1,066,043)	(360,322)
Intangible assets acquired	(116,392)	—
Other assets - deposits	—	(10,837)
Net cash (used in) investing activities	(1,182,435)	(371,159)

Cash Flows from Financing Activities:
Repayment of line of credit, net	—	(500,000)
Purchase of treasury stock	(1,624,353)	—
Proceeds from exercise of stock options and warrants	2,374,972	165,000
Excess tax benefits related to stock-based compensation	2,345,000	—
Net cash provided by (used in) financing activities	3,095,619	(335,000)
Increase (decrease) in cash and cash equivalents	(1,037,969)	142,135
Cash and cash equivalents, beginning of period	4,255,039	57,160
Cash and cash equivalents, end of period	$3,217,070	$199,295
Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$27,703
Cash payments for income taxes	$131,000	$—
Supplemental disclosures of non-cash investing and financing activities: Common stock surrendered as consideration for cashless exercise of stock options	$539,566	$—
Common stock issued for settlement of note payable	$—	$500,000

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of 90 days or less.  Included in the Company’s cash and cash equivalents as of September 30, 2008 are short-term investments in repurchase agreements with its bank of approximately $3,326,373, which is collateralized 105% by the pledge of government agency securities.

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

Inventories:

Inventories consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively “components”), work-in-process and finished goods, and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions.

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from 3 to 10 years.

Intangible assets:

Intangible assets include deferred patent costs and website development costs.  Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of September 30, 2008, there has been no impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses.

Customer deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers. Customer deposits are reflected as a current liability in the accompanying balance sheet.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $110,746 and $53,498 for the nine months ended September 30, 2008 and 2007, and $37,136 and $8,310 for the three months ended September 30, 2008 and 2007, respectively. Such costs are included in cost of sales in the statements of income.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $338,109 and $423,355 for the nine months ended September 30, 2008 and 2007, and $146,909 and $255,518 for the three months ended September 30, 2008 and 2007, respectively. Such costs are included in operating expenses in the Statements of Income.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of income. Interest expense related to the underpayment of estimated taxes aggregated $652 for the three and nine months ended September 30, 2008.  There were no penalties in 2008 and there was no interest or penalties in 2007.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expenses incurred for the nine months ended September 30, 2008 and 2007 were approximately $1,893,318 and $1,061,673, respectively.  Research and development expenses incurred for the three months ended September 30, 2008 and 2007 were approximately $785,428 and $631,067, respectively.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of portable digital video and audio recording devices. For the three and nine months ended September 30, 2008 and 2007, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales by geographic area:
United States of America	$5,268,088	$4,851,705	$17,999,882	$11,957,223
Foreign	3,183,182	248,820	7,941,114	402,371
	$8,451,270	$5,100,525	$25,940,996	$12,359,594

Sales to customers outside of the United States are denominated in US dollars.  All Company assets are physically located within the United States.

Reclassifications:

Management has reviewed the classification of expenses as cost of sales or operating expenses as reported in the statement of income. As a result of this review, certain direct and indirect manufacturing- related expenses aggregating $246,272 and $597,187, previously reported as operating expenses in the statement of income for the three and nine months ended September 30, 2007, respectively, have been reclassified to cost of sales to be consistent with their classification adopted for the three and nine months ended September 30, 2008. There was no effect on net income or income per share as a result of such expense reclassifications.

NOTE 2.         BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3.         CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $30,000 and $28,224 as of September 30, 2008 and December 31, 2007, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents. In 2008, two distributor/agents exceeded 10% of total revenues during the nine months ended September 30, 2008. No other distributor/agent exceeded 10% in 2008 and no individual distributor/agent exceeded 10% in 2007. In addition, three individual customer receivable balances exceeded 10% of total accounts receivable as of September 30, 2008.  These three customers represented an aggregate balance of $3,943,372 or 67% of our total accounts receivable balance as of September 30, 2008.

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

NOTE 4.         INVENTORIES

Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw material and component parts	$4,737,764	$2,919,979
Work-in-process	58,241	25,762
Finished goods	2,355,499	214,685
Reserve for excess and obsolete inventory	(371,903)	(196,328)
	$6,779,601	$2,964,098

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $136,528 and $77,868 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 5.         PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2008, the Company entered into a new credit facility with a bank that provides for borrowings on a revolving basis of up to $1,500,000. The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (5.00% at September 30, 2008) minus 0.50%, adjusted daily. The line of credit matures on February 13, 2009. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding and there were no borrowings under the credit facility during the nine months ended September 30, 2008.

NOTE 6.         ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accrued warranty expense	$211,337	$213,428
Accrued sales commissions	221,122	145,858
Accrued payroll and related fringes	442,946	—
Other	41,320	148,409
	$916,725	$507,695

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2008:

Beginning balance	$213,428
Provision for warranty expense	494,849
Charges applied to warranty reserve	(497,060)
Ending balance	$211,217

NOTE 7.         INCOME TAXES

The Company received total proceeds of $2,914,538 and $165,000 during the nine months ended September 30, 2008 and 2007, respectively, from the exercise of stock purchase options and warrants.  During 2008, the Company realized an aggregate tax deduction approximating $6,989,813 relative to the exercise of such stock options and warrants. The related excess tax benefits aggregated $2,345,000, which has been allocated directly to additional paid in capital during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007 the Company reduced the deferred tax valuation allowance by $2,153,143 and recognized a corresponding tax benefit in the statement of income.  This reduction in the valuation allowance was recorded based upon management’s expectation that the Company would be able to generate sufficient taxable income in the future in order to utilize the remaining net operating loss carryforwards.

The valuation allowance for deferred tax assets as of September 30, 2008 was $165,000, which remained unchanged from December 31, 2007.

At December 31, 2007, the Company had available approximately $667,000 of net operating loss carryforwards available to offset future taxable income generated by the Company. Such tax net operating loss carryforwards expire between 2024 and 2025. In addition, the Company had research and development tax credit carryforwards totaling $249,527 available as of December 31, 2007 which expire between 2023 and 2027. Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

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

NOTE 8.         COMMITMENTS AND CONTINGENCIES

The Company has several non-cancelable operating lease agreements for equipment, office space and warehouse space. The agreements expire from October 2008 to October 2012.  Rent expense for the nine months ended September 30, 2008 and 2007 was $251,221 and $137,522, respectively, related to these leases. Rent expense for the three months ended September 30, 2008 and 2007 was $79,711 and $65,904, respectively, related to these leases. The future minimum amounts due under the leases are as follows:

Year ending December 31:
2008 (October 1, 2008 through December 31, 2008)	$99,163
2009	397,332
2010	265,561
2011	169,086
2012	140,905
$1,072,047

The Company has two license agreements under which it has been assigned the rights to certain licensed materials used in its products. Upfront license payments of $75,000 in March 2004 and $75,000 in May 2005 were made and expensed immediately. The terms of the agreements were for three years from the dates of such agreements, with automatic one year extensions thereafter, unless both parties agree otherwise in writing prior to the expiration dates of said agreements. The first license was automatically renewed in March 2007 under the applicable terms of the agreement. These license agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. The Company prepaid $42,500 as ongoing royalty fees during April 2006 and again in July 2008 which was capitalized and included in prepaid expenses. The Company amortized the prepaid royalties based on the number of units shipped during the period. Amortization aggregated $28,645 and $12,920 during the nine months ended September 30, 2008 and 2007, and $9,656 and  $5,334 during the three months ended September 30, 2008 and 2007, respectively, which is included in cost of sales in the accompanying statement of income.

The Company has entered into a sublicense agreement whereby it has been assigned the rights to certain licensed materials used in its products. The effective date of the sublicense was October 12, 2007, with an original term expiring in October 2010, with automatic one-year renewals unless either party notifies the other in writing not less than 60 days prior to expiration. The Company paid an upfront license fee of $60,000 during January 2008, which was capitalized and will be amortized ratably over the term of the agreement. The sublicense also requires an ongoing royalty fee based on the number of units shipped on a quarterly basis. Shipments of product containing the licensed material are expected to commence in late 2008. Accordingly, there were no royalties paid during the nine months ended September 30, 2008 and 2007.

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

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. filed suit against the Company and Trisquare Communications, Inc., a vender of the Company that supplies wireless microphones included in the Company’s products, in the U.S. District Court in the District of New Jersey.  The complaint alleged that the Company infringed on a patent issued to the Plaintiff that covered certain elements of the wireless microphone component of in-car video systems.  The lawsuit sought a permanent injunction regarding the use of this technology, including damages, treble damages and attorney fees.  On October 8, 2008, The Company and L-3 Communications Mobile-Vision, Inc. entered into a settlement agreement that resolved all litigation pertaining to Mobile-Vision's allegations that Digital Ally's current DVM-500 products infringe Mobile-Vision's patent. Based on technical disclosures and representations provided by Digital Ally to Mobile-Vision, the parties agreed that the current DVM-500 products do not infringe Mobile-Vision's patent and that no damages are payable based on those technical disclosures and representations. Each party agreed to bear its own costs and attorney's fees. The terms of the resolution are otherwise confidential.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. also filed a complaint against the Company, Trisquare Communications, Inc., and eight other parties requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The Plaintiff sought to have the ITC issue a permanent cease and desist order prohibiting the importation into the United States of all articles that infringe on its patent that allegedly covers certain elements of the wireless microphone component of in-car video systems.  This complaint was also resolved and dismissed under the same terms described previously.

In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $26,045 for the three and nine months ended September 30, 2008. Each participant is 100% vested at all times in employee and employer matching contributions.

During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company has repurchased 210,360 shares at a total cost of $1,624,353 (average cost of $7.72 per share) under this program as of September 30, 2008.

NOTE 9.         STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and warrants issued of $1,106,258 and $1,294,278 for the nine months ended September 30, 2008 and 2007, and $531,947 and $385,756 for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company had adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

On January 2, 2008, the Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such Plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period.  The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders held in May 2008. The Company granted a total of 45,000 options outside of the 2008 Stock Option Plan during the nine months ended September 30, 2008.  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.

In addition to the Stock Option and Restricted Stock Plans described above the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms in the years before 2008.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each period and is reflected in the following table:

	Nine months ended September 30, 2008	Years ended December 31,
		2007	2006	2005
Expected term of the options in years	2-6 years	3 years	3 years	3-10 years
Expected volatility of market price of Company stock	50% - 55%	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None	None
Risk-free interest rate	2.37%-3.06%	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	5.00%	0.0% - 5.00%	0%	0%

A summary of stock options outstanding follows:

	For the Nine months Ended September 30, 2008
Options	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,728,767	$1.63
Granted	945,000	6.89
Exercised	(1,250,567)	1.52
Surrendered/cancelled (cashless exercise)	(76,140)	1.17
Forfeited	(35,433)	1.70
Outstanding at end of period	5,311,627	$2.61
Exercisable at end of the period	3,932,469	$1.68
Weighted-average fair value for options granted during the period at fair value	945,000	$4.03

During the nine months ended September 30, 2008, the Board of Directors approved an amendment to the Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan that allows for cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the aggregate purchase/exercise price of other options exercised.  During the nine months ended September 30, 2008, a total of 76,140 options with an intrinsic value of $450,547 were surrendered and cancelled as consideration for the cashless exercise price of 356,200 shares issued upon the exercise of stock options.

At September 30, 2008, the aggregate intrinsic value of options outstanding was approximately $22,617,717, the aggregate intrinsic value of options exercisable was approximately $20,414,994, and the aggregate intrinsic value of options exercised during the period was $8,676,733.  At September 30, 2007, the aggregate intrinsic value of options outstanding was approximately $10,372,080, the aggregate intrinsic value of options exercisable was approximately $8,112,455, and the aggregate intrinsic value of options exercised during the period was $90,000.

As of September 30, 2008, the unamortized portion of stock compensation expense on all existing stock options was $3,074,618 and will be recognized over the next thirty-nine months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2008:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	2,829,706	7.5 years	2,461,381	7.6 years
$2.00 to $2.99	1,269,921	3.0 years	1,269,921	3.0 years
$3.00 to $3.99	—	—	—	—
$4.00 to $4.99	267,000	9.0 years	179,500	9.0 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	905,000	9.3 years	5,000	9.3 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	7.9 years	10,000	4.6 years
$9.00 to $9.99	10,000	4.8 years	6,667	4.8 years
	5,311,627	6.8 years	3,932,469	6.0 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and also issued warrants to the investors in conjunction with their purchase of common stock in a private placement.

The following provides additional information related to the warrants issued:

For the Nine months Ended September 30, 2008
Warrants	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	583,250	$1.73
Granted	—	—
Exercised	(583,250)	1.73
Forfeited	—	—
Outstanding at end of the period	—	—
Exercisable at end of the period	—	—
Weighted average fair value of warrant grants during the period	—	—

At September 30, 2008, all warrants have been exercised and none remain outstanding.   The aggregate intrinsic value of warrants exercised during the nine months ended September 30, 2008 was $2,899,413.  At September 30, 2007, the aggregate intrinsic value of the warrants outstanding was approximately $409,113.

All shares of common stock issued under these warrants were registered in conjunction with a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on May 3, 2007 and expired on May 3, 2008.

NOTE 10.       NET INCOME PER SHARE

The calculation of the weighted average number of shares outstanding and earnings per share outstanding and income per share for the nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine months Ended
	2008	2007	2008	2007
Numerator for basic and diluted income per share – Net income	$881,509	$2,973,562	$3,970,576	$3,539,584

Denominator for basic income per share – weighted average shares outstanding	15,736,559	13,963,820	15,181,662	13,637,108
Dilutive effect of shares issuable under stock options and warrants outstanding	1,898,018	2,806,398	2,443,699	1,504,214

Denominator for diluted income per share – adjusted weighted average shares outstanding	17,634,577	16,087,850	17,625,361	15,141,322

Net income per share:
Basic	$0.06	$0.21	$0.26	$0.26
Diluted	$0.05	$0.18	$0.23	$0.23

Basic income per share is based upon the weighted average number of common shares outstanding during the three and nine months ended September 30, 2008, weighted-average outstanding stock options and warrants totaling 15,000 and 30,000 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2007, a total of 379,750 of stock options and warrants was not included in the computation of diluted earnings per share because their effect was antidilutive for 2007.

NOTE 11.        RELATED PARTY TRANSACTIONS

On September 1, 2004, the Company borrowed $500,000 from a limited liability company controlled by one of the Company’s shareholders. None of the members or managers of such shareholder is or was an employee, officer or director of the Company. The note carried interest at 7%, was due on May 15, 2007 and was convertible into 500,000 shares of common stock at the option of the holder. The note was guaranteed by one of the Company’s previous officers and directors, who also pledged Company stock he owned as collateral. On May 15, 2007, the note holder exercised its option to convert the note into 500,000 shares of the Company’s common stock. Interest expense related to this note totaled $12,945 for the nine months ended September 30, 2007.

On September 25, 2006, the Company granted options to purchase 10,000 shares of its common stock to a law firm for services rendered. The options had a term of five years and are exercisable at $2.15 per share. One of the Company’s outside directors was also a partner in such law firm. During 2007, the law firm was dissolved and the options were returned to the Company for cancellation.

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that served as an independent sales agent is owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $52,789 and $143,561 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 there were no accrued and unpaid commissions due to this entity. Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our relatively short operating history; (ii) our ability to increase revenues and profits in 2008, including the achievement of approximately $34 to $38 million in revenues and operating margin of approximately 22% to 26% through greater market penetration within and outside of the United States and operating and other efficiencies and to otherwise manage our rapid business expansion; (iii) whether there will be a commercial market, domestically and internationally, for one or more of our new products; (iv) risks related to dealing with governmental entities as customers; (v)  our lengthy sales cycle and the potential to receive no revenue in return for our marketing expenses; (vi) characterization of our market by new products and rapid technological change and our ability to adapt to the same; (vii) our dependence on sales of our in-car digital video rear view mirror (“DVM-500”); (viii) our ability to compete against other companies that have greater economic and human resources than we do; (ix) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (x) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xi) our dependence on key personnel; (xii) our ability to attract and retain quality employees; (xiii) our reliance on third party distributors and representatives for our marketing capability; (xiv) our dependence on manufacturers and suppliers; (xv) our ability to protect our technology through patents and successfully defend patent infringement actions brought by third parties; (xvi) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xvii) risks related to our license arrangements; (xviii) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in 2008; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price which is likely to be highly volatile because of several factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.  See our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) for additional information on these and other risks.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to the condensed financial statements).   In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended September 30, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2008 and 2007 represented as a percentage of total revenues for each respective period:

	Three Months Eended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	39%	35%
Gross profit	61%	65%
Operating expenses	45%	49%
Operating income	16%	16%
Financial income (expense)	—%	—%
Income before income tax provision	16%	16%
Income tax (provision) benefit	(6%)	42%
Net income	10%	58%
Net income per share information:
Basic	$0.06	$0.21
Diluted	$0.05	$0.18

Revenue

Sales for the three months ended September 30, 2008 and 2007 were $8,451,270 and $5,100,525, respectively, an increase of $3,350,745 (66%), due to increased market penetration and significant growth in international orders. Many of our existing customers are making follow-on orders with larger quantities and we have enjoyed growth in orders from international customers.  Our international sales were $3,183,182 for the three months ended September 30, 2008, representing an increase of $2,934,362 (1,179%), compared to $248,820 for the three months ended September 30, 2007  Furthermore, we are converting a high percentage of opportunities with new customers to our product.  We are experiencing slow but continued growth in the sales of our digital video flashlight product during 2008.  We expect that our full year 2008 revenue will approximate $34 to $38 million due to continued market penetration on a domestic and international basis.

Cost of Revenue

Cost of sales on units sold for the three months ended September 30, 2008 and 2007 were $3,283,446 and $1,789,765, respectively, an increase of $1,493,681 (83%). The significant increase is due to the large increase in units sold, as well as an increase in our reserve for slow moving and obsolete inventory of $88,240 during the three months ended September 30, 2008. We believe such reserves are appropriate given the rapid growth in revenues we have experienced, as well as increases in inventory levels.

Gross Margin

Gross margin for the three months ended September 30, 2008 and 2007 was $5,167,824 and $3,310,760, respectively, an increase of $1,857,064 (56%). The significant increase is commensurate with the growth in revenues (66%) we have experienced during 2008 compared to 2007. The gross margin percentages were 61% and 65%, respectively, for the three months ended September 30, 2008 and 2007. The slight decrease in margin was attributable to the fact that 38% of total revenues during the three months ended September 30, 2008 were comprised of international sales compared to 5% during the three months ended September 30, 2007.  International sales are generally made through international distributors at discounted prices yielding lower gross margins compared to sales to domestic customers.  The international distributor typically marks up the product to the end customer and retains the retail margin.  However, lower gross margins on international shipments are partially offset by lower operating expenses because we benefit from reduced commissions paid to sales agents on such international sales compared to domestic sales.  We believe that we have continued to improve productivity and efficiencies over 2007 as we have significantly increased production rates and made improvements in our component costs related to our supply chain. We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins over 2007 by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production/assembly processes. We have not experienced significant retail pricing pressures from our domestic customers during 2008. Competition for larger contracts and larger customers may cause us to provide some pricing discounts to such customers for our product during 2008. We believe that we will continue to experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $3,798,436 and $2,496,197 for the three months ended September 30, 2008 and 2007, respectively, an increase of $1,302,239 (52%). Overall operating expenses as a percentage of sales declined to 45% in 2008 compared to 49% in 2007. A summary of the significant components of operating expenses are as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Research and development expenses	$785,428	$631,067
Stock-based compensation	531,947	385,756
Sales commissions	742,587	407,706
Professional fees and expenses	237,191	102,587
General and administrative salaries	558,630	537,337
Other	942,653	431,744
Total	$3,798,436	$2,496,197

Research and Development Expenses.  We continue to focus on bringing new products and updates/revisions to current products to market with these expenses totaling $785,428 and $631,067 for the three months ended September 30, 2008 and 2007, respectively, an increase of $154,361 (24%).  The increase in 2008 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2008 and 2009, as well as additional internal staff additions related to the same activities. Research and development expenses as a percentage of total revenues have been 9% in 2008 and 12% in 2007. We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore, we believe that such expense will continue to increase during 2008, although we expect that such expense as a percentage of total revenues will likely remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area.

Stock based Compensation Expenses. Stock based compensation expenses totaled $531,947 and $385,756 for the three months ended September 30, 2008 and 2007, respectively, an increase of $146,191 (38%). The increase in 2008 was primarily attributable to the timing of shareholder approval of the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) offset by the higher number of options issued in 2007 which had shorter vesting periods.

 On January 2, 2008, our Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under it. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share, subject to a graduated four-year vesting period and to approval of the 2008 Plan by the shareholders. The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders which was held on May 1, 2008.  No expense related to the 2008 Plan was recorded prior to approval by the shareholders.  As a result of the ratification by shareholders, we began amortization of stock compensation related to the 2008 Plan during the three months ended June 30, 2008.  We expect that total stock compensation expense for the full year 2008 to be similar to 2007.

 Sales Commissions. Sales commissions totaled $742,587 and $407,706 for the three months ended September 30, 2008 and 2007, respectively, an increase of $334,881 (82%). The increase in 2008 was commensurate with the 66% increase in revenue experienced during the three months ended September 30, 2008 compared to 2007.  Sales commissions as a percentage of total revenues were 9% during the three months ended September 30, 2008, a slight increase from the 8% experienced in 2007.

Professional fees and expenses. Professional fees and expenses totaled $237,191 and $102,587 for the three months ended September 30, 2008 and 2007, respectively, an increase of $134,604 (131%). Professional fees and expenses, which primarily include legal and accounting expenses, increased because of our increased needs after becoming a public reporting company in May 2007. In addition, we incurred substantial legal expenses related to the L-3 Communications Mobile-Vision, Inc. and Dehuff litigation during the three months ended September 30, 2008.   The L-3 Communications Mobile-Vision, Inc. litigation has been settled; however, the Dehuff litigation is still pending.

General and Administrative Salaries. General and administrative salaries totaled $558,630 and $537,337 for the three months ended September 30, 2008 and 2007, respectively, an increase of $21,293 (4%). The increase in 2008 was substantially less than the 63% increase in revenue experienced during the three months ended September 30, 2008 compared to 2007.  We have added administrative personnel during early 2008 in order to build the proper infrastructure for our current and planned growth in overall business activities during 2008 and beyond, but only added two administrative personnel during the three months ended September 30, 2008.  General and administrative salaries as a percentage of total revenues declined to 7% during the three months ended September 30, 2008 compared to 11% during 2007.

Other Operating Expenses. Other operating expenses totaled $942,653 and $431,744 for the three months ended September 30, 2008 and 2007, respectively, an increase of $510,909 (118%). The increase in 2008 was commensurate with the 66% increase in revenue experienced during the three months ended September 30, 2008 compared to 2007.   In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative, and travel during 2008. During late 2007, we combined our corporate offices with our sales and marketing offices into one facility.  The Company has incurred increased travel costs for our executives to attend investor conferences and to meet with potential institutional investors during the three months ended September 30, 2008, which did not occur in 2007. Other operating expenses as a percentage of total revenues were 11% during the three months ended September 30, 2008 compared to 9% during 2007.

Operating Income

For the reasons previously stated, our operating income was $1,369,388 for the three months ended September 30, 2008, an improvement of $554,825 (66%) compared to our operating income of $814,563 during the three months ended September 30, 2007. Operating income as a percentage of revenues, or operating margins, remained constant at 17% in 2008 compared to 2007. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins should approximate 22% - 26% for 2008.

Financial Income (Expense)

Financial income (expense) improved to $22,221 in 2008 from $5,856 in 2007. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $22,221 and $6,445 during the three months ended September 30, 2008 and 2007, respectively, an increase of $15,776 (245%).  The increase in interest income was a result of our accumulation of cash and cash equivalents during the fourth quarter of 2007 and first nine months of 2008, which resulted in higher levels of interest-earning cash balances during the three months ended September 30, 2008 compared to 2007.

Interest Expense. Interest expense was $-0- and $589 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $589. With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised its right to exchange such promissory note for 500,000 shares of common stock during May 2007. We had no interest bearing debt outstanding as of September 30, 2008.

Income Before Income Tax Provision

As a result of the above, we reported income before income tax provision of $1,391,609 and $820,419 for the three months ended September 30, 2008 and 2007, respectively, an improvement of $571,190 (68%).

Income Tax Provision

Income tax provision was $518,000 for the three months ended September 30, 2008, with a tax benefit of $2,153,143 reported in 2007. We reduced the deferred tax valuation allowance related to net operating loss carryforwards during the third quarter of 2007, which resulted in the substantial income tax benefit reported for the quarter.  This reduction in the deferred tax valuation allowance was recorded due to the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to the third quarter of 2007, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the three months ended September 30, 2008, we recorded a provision for income taxes at an effective tax rate of 37%.  This effective tax rate is consistent with the annual rate anticipated for 2008.

Net Income

As a result of the above, for the three months ended September 30, 2008 and 2007, we reported net income of $873,609 and $2,973,562, respectively, a decrease of $2,099,953 (71%).  The decrease is directly the result of the substantial income tax benefit of $2,153,143 recorded in 2007 which did not reoccur in 2008.

Basic and Diluted Income per Share

The basic income per share was $0.06 and $0.21 for the three months ended September 30, 2008 and 2007, respectively, for the reasons previously noted. The diluted income per share was $0.05 and $0.18, respectively, for the same periods. The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

For the Nine months Ended September 30, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2008 and 2007 represented as a percentage of total revenues for each respective period:

	Nine Months Ended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	38%	38%
Gross profit	62%	62%
Operating expenses	38%	51%
Operating income	24%	11%
Financial income (expense)	—%	—%
Income before income tax provision	24%	11%
Income tax provision	(9%)	18%
Net income	15%	29%
Net income per share information:
Basic	$0.26	$0.26
Diluted	$0.22	$0.23

Revenue

Sales for the nine months ended September 30, 2008 and 2007 were $25,940,996 and $12,359,594, respectively, an increase of $13,581,402 (110%), due to increased market penetration, especially in the international market. Many of our existing domestic customers are making follow-on orders with larger quantities.  Furthermore, we are converting a high percentage of opportunities with new customers to our product.  Our international sales were $7,941,114 for the nine months ended September 30, 2008, representing an increase of $7,538,743 (1,874%), compared to $402,371 for the nine months ended September 30, 2007.  We are experiencing slow but continued growth in the sales of our digital video flashlight product during 2008.  We expect that our 2008 revenue will approximate $34 to $38 million due to continued market penetration on a domestic and international basis.

Cost of Revenue

Cost of sales on units sold for the nine months ended September 30, 2008 and 2007 were $9,914,682 and $4,685,163, respectively, an increase of $5,229,519 (112%). The significant increase is due to the large increase in units sold, as well as an increase in our reserve for slow moving and obsolete inventory of $175,575 during the nine months ended September 30, 2008. We believe such reserves are appropriate given the rapid growth in revenues we have experienced, as well as increases in inventory levels.

Gross Margin

Gross margin for the nine months ended September 30, 2008 and 2007 was $16,026,314 and $7,674,431, respectively, an increase of $8,351,883 (109%). The significant increase is commensurate with the 110% growth in revenues we have experienced during 2008 compared to 2007. The gross margin percentage remained constant at 62% for the nine months ended September 30, 2008 and 2007.  We believe the gross margin of 62% is indicative of improved margins in 2008 because of the significant percentage of international sales during 2008 compared to 2007.  International sales generally yield less gross margins compared to domestic sales. The improved margin is attributable to improved productivity and efficiencies as we have significantly increased production rates during 2008 and improved costs related to our supply chain. We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers. Our internal work consists of assembly, testing and burn-in of the finished units. If our revenue and production rates continue to increase as we anticipate, we expect to be able to improve our gross margins by reducing our component and supply chain costs by ordering in larger quantities at better prices and by implementing further efficiencies in our production processes. We have not experienced significant retail pricing pressures from our domestic customers during 2008. Our international sales have tended to be priced at discounted rates yielding lower gross margins because we are not required to provide certain follow-on technical support.  However, lower gross margins on international shipments are partially offset by lower operating expenses because we benefit from reduced commissions paid to sales agents on such international sales compared to domestic sales.  Competition for larger contracts and larger customers may cause us to provide some pricing discounts to such customers for our product during 2008. We believe that we will experience growth in our international orders and compete for larger customers under competitive bids during 2008 that may offset some of the expected efficiencies in our cost of product sold.

Operating Expenses

Operating expenses were $9,882,156 and $6,275,917 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $3,606,239 (55%). Overall operating expenses as a percentage of sales declined from 51% during the nine months ended September 30, 2007 to 38% in 2008.  A summary of the components of operating expenses are as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Research and development expenses	$1,893,318	$1,061,673
Stock-based compensation	1,106,258	1,294,277
Sales commissions	2,162,680	1,026,216
Professional fees and expenses	720,464	457,812
General and administrative salaries	1,594,819	1,256,723
Other	2,404,617	1,179,216
Total	$9,882,156	$6,275,917

Research and Development Expenses.  We continue to focus on bringing new products and updates/revisions to current products to market with these expenses totaling $1,893,318 and $1,061,673 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $831,645 (78%).  The increase in 2008 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2008 and 2009, as well as additional internal staff additions related to the same activities. Research and development expenses as a percentage of total revenues have been 7% in 2008 and 9% in 2007. We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines. In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects. Therefore, we believe that such expense will continue to increase during 2008, although we expect that such expense as a percentage of total revenues will likely remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area.

Stock based Compensation Expenses. Stock based compensation expenses totaled $1,106,258 and $1,294,277 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $188,019 (15%). The decrease in 2008 was primarily attributable to the timing of shareholder approval of the 2008 Plan and the four-year graduated vesting on the 2008 awards under the 2008 Plan.  In 2007, the majority of the 2007 option plan awards was subject to an eighteen-month vesting period.

 On January 2, 2008, our Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such plan. In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share, subject to a graduated four-year vesting period and to the approval of the Plan by the shareholders. The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders, which was held on May 1, 2008.  No expense related to the 2008 Plan was recorded prior to ratification by the shareholders.  As a result of the approval by shareholders, we began amortization of stock compensation related to the 2008 Plan during the three months ended September 30, 2008.  We expect that total stock compensation expense for the full year 2008 to be similar to 2007

 Sales Commissions. Sales commissions totaled $2,162,680 and $1,026,216 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $1,136,464 (111%). The increase in 2008 was commensurate with the 110% increase in revenue experienced during the nine months ended September 30, 2008 compared to 2007.  Sales commissions as a percentage of total revenues remained constant at 8% during the nine months ended September 30, 2008 compared to 2007.

Professional fees and expenses. Professional fees and expenses totaled $720,464 and $457,812 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $262,652 (57%). Professional fees and expenses, which primarily include legal and accounting expenses, increased because of our increased needs after becoming a public reporting company in May 2007.  In addition, we incurred substantial legal expenses related to the L-3 Communications Mobile-Vision, Inc. and Dehuff litigation during the nine months ended September 30, 2008.   The L-3 Communications Mobile-Vision, Inc. litigation has been settled; however, the Dehuff litigation is still pending. We also held our 2008 Annual Shareholders Meeting on May 1, 2008, which also contributed to the increased professional fees and expenses for the nine months ended September 30, 2008 compared to 2007, when no stockholders’ meeting was held.

General and Administrative Salaries. General and administrative salaries totaled $1,594,819 and $1,256,723 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $338,096 (27%). The increase in 2008 was substantially less than the 110% increase in revenue experienced during the nine months ended September 30, 2008 compared to 2007.  We have added administrative personnel in order to build the proper infrastructure for our current and planned growth in overall business activities.  General and administrative salaries as a percentage of total revenues declined to 6% during the nine months ended September 30, 2008 compared to 10% during 2007.

Other Operating Expenses. Other operating expenses totaled $2,404,617 and $1,179,216 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $1,225,401 (104%). The increase in 2008 was commensurate with the 110% increase in revenue experienced during the nine months ended September 30, 2008 compared to 2007.  In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative, and travel during 2008. The Company has incurred increased travel costs for our executives to attend investor conferences and to meet with potential institutional investors during the three months ended September 30, 2008 which did not occur in 2007.  During late 2007, we combined our corporate offices with our sales and marketing offices into one facility.  Other operating expenses as a percentage of total revenues declined to 9% during the nine months ended September 30, 2008 compared to 10% during 2007.

Operating Income

For the reasons previously stated, our operating income was $6,144,158 for the nine months ended September 30, 2008, an improvement of $4,745,644 (340%), compared to our operating income of $1,398,514 during the nine months ended September 30, 2007. Operating income as a percentage of revenues, or operating margins, improved to 24% in 2008 compared to 11% in 2007. We believe that operating income will continue to grow in 2008 if revenues and gross margins increase as we expect and that our operating margins should approximate 22% - 26% in 2008.

Financial Income (Expense)

Financial income (expense) improved to $71,518 in 2008 from ($12,073) in 2007. Financial income (expense) is primarily composed of interest income and expense. Changes in these items are described as follows:

Interest Income. We earned interest income of $71,518 and $15,630 during the nine months ended September 30, 2008 and 2007, respectively, an increase of $55,888 (358%).  The increase in interest income was a result of our accumulation of cash and cash equivalents during the fourth quarter of 2007 and first nine months of 2008, which resulted in higher levels of interest-earning cash balances during the nine months ended September 30, 2008 compared to 2007.

Interest Expense. Interest expense was $-0- and $27,703 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $27,703. With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised its right to convert the promissory note into 500,000 shares of common stock in May 2007. We had no interest bearing debt outstanding as of September 30, 2008.

Income Before Income Tax Provision

As a result of the above, we reported income before income tax provision of $6,215,676 and $1,386,441 for the nine months ended September 30, 2008 and 2007, respectively, an improvement of $4,829,235 (348%).

Income Tax Provision

Income tax provision was $2,253,000 for the nine months ended September 30, 2008, as compared to a tax benefit of $2,153,143 reported in 2007. We reduced the deferred tax valuation allowance related to net operating loss carryforwards during the third quarter of 2007, which resulted in the substantial income tax benefit reported for the quarter.  This reduction in the deferred tax valuation allowance was recorded due to the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets. Prior to the third quarter of 2007, we recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the nine months ended September 30, 2008, we recorded a provision for income taxes at an effective tax rate of 36%.  This effective tax rate is consistent with the annual rate anticipated for 2008.

Net Income

As a result of the above, for the nine months ended September 30, 2008 and 2007, we reported net income of $3,962,676 and $3,539,584, respectively, an improvement of $423,092 (12%).

Basic and Diluted Income per Share The basic income per share was $0.26 for the nine months ended September 30, 2008 and 2007. The diluted income per share was $0.22 for the same periods. The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: We have historically provided for our cash requirements through private placements of our common stock. In 2005, we raised a net of $4.1 million from the sale of our common stock and during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million. During March 2006, we began shipment of our products and commenced the generation of revenue and operating cash flows to help support our activities. During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank which we utilized to support our activities. In April 2007, we paid off the line of credit in full, and the bank expanded our line of credit to $1.5 million.  We have not had any borrowings outstanding under the line of credit since April 2007.  The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007. As of September 30, 2008, we had working capital of $14,417,919 and we had no long-term or short-term debt outstanding.

Cash and cash equivalents balances: As of September 30, 2008, we had cash and cash equivalents with an aggregate balance of $3,217,070, a decrease from a balance of $4,255,039 at December 31, 2007. Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $1,037,969 net decrease in cash during the nine months ended September 30, 2008:

•	Operating activities:
$2,951,153 of net cash used in operating activities, primarily from a substantial increase in accounts receivable and inventories offset by positive cash provided by net income, increase in accounts payable and accrued expenses together with non-cash charges such as stock based compensation expense and depreciation.

•	Investing activities:	$1,182,435 of net cash used in investing activities, primarily to acquire equipment to expand our research and development and production capabilities.

•	Financing activities:
$3,095,619 of net cash provided by financing activities, primarily from proceeds and excess tax benefits related to stock option and warrants exercised offset by the repurchase of our common  stock under our 2008 Common Stock Repurchase Program (the “Stock Repurchase Program”).

Operating activities: Net cash used in operating activities was $2,951,153 for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $848,294 for the nine months ended September 30, 2007.  Cash flows from operating activities were impacted significantly by the $5,371,199 increase in accounts receivable during 2008. The accounts receivable balance at December 31, 2007 was abnormally low because of the $5,100,000 international order shipped in December 2007, which was paid in advance of shipment.  During the nine months ended September 30, 2008, accounts receivable returned to more normal levels, which resulted in negative cash flows from operations.  In addition, cash flows were negatively impacted by our $3,991,078 increase in inventory levels, which is the result of our planned increase in production rates to meet expected demand during the fourth of 2008.  In addition, we are building inventory for the introduction of our new products during late 2008 and early 2009. Other items affecting cash flows during the nine months ended September 30, 2008 were increases in accounts payable, accrued expenses offset by a reduction in customer deposits, which is attributable to the higher level of sales and general activities during 2008.

Investing activities: Cash used in investing activities was $1,182,435 and $371,159 for the nine months ended September 30, 2008 and 2007, respectively. In both 2008 and 2007, we purchased production, research, development, test equipment, office furniture, fixtures and equipment to support our activities.  In addition, during 2008 we incurred legal costs related to our filing for patent protection in countries outside of the United States in anticipation of our international growth.  These patent expenditures have been capitalized as intangible assets.

Financing activities: During the nine months ended September 30, 2008, net cash provided by financing activities was $3,095,619. This was due to the proceeds and related excess tax benefits from the exercise of stock options and warrants during 2008.   We expended $1,624,353 to acquire 210,360 treasury shares during 2008 pursuant to the Stock Repurchase Program approved by our Board of Directors that authorized the repurchase of up to $10 million of company stock over a two-year period.

The net result of these activities was a decrease in cash of $1,037,969 to $3,217,070 for the nine months ended September 30, 2008 compared to an increase in cash of $142,135 to $199,295 for the nine months ended September 30, 2007.

Commitments: We had no material commitments for capital expenditures as of September 30, 2008. In addition, we had a revolving line of credit providing for maximum borrowings of $1,500,000 available as of September 30, 2008. We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2008.

During September 2008, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  Purchases may be commenced, suspended or discontinued at any time.  A total of 210,360 shares have been repurchased under this program as of September 30, 2008 at a total cost of $1,624,353 ($7.72 per share average).  We used cash available to make such purchases. In the future we plan to use available cash and cash equivalent balances together with cash generated by future operations to fund the purchase of the shares.  Management believes that the prudent  repurchase of our common stock from time-to-time represents an efficient way to improve shareholder value as compared to the current 1.0% - 1.5% interest earned on our cash balances and will not inhibit our ability to fund current and anticipated future product line expansions.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during the nine months ended September 30, 2008.

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

Assumptions and approach used. Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products. During 2006 we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2007 and 2008. Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income. Based on that evaluation, management has determined that the valuation allowance could be substantially reduced as of December 31, 2007.  The valuation allowance remained unchanged as of September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005 the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing Company stock which was never issued.  Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson, Mississippi.  The Company has filed a motion to dismiss the case which is currently pending in the United States District Court.  The Company believes that the lawsuit is without merit and will vigorously defend itself.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. filed suit against the Company and Trisquare Communications, Inc., a vender of the Company that supplies wireless microphones included in the Company’s products, in the U.S. District Court in the District of New Jersey.  The complaint alleged that the Company infringed on a patent issued to the plaintiff that covered certain elements of the wireless microphone component of in-car video systems.  The lawsuit sought a permanent injunction regarding the use of this technology, including damages, treble damages and attorney fees.  On October 8, 2008, the Company and L-3 Communications Mobile-Vision, Inc. entered into a settlement agreement that resolved all litigation pertaining to Mobile-Vision's allegations that Digital Ally's current DVM-500 products infringe Mobile-Vision's patent. Based on technical disclosures and representations provided by Digital Ally to Mobile-Vision, the parties agreed that the current DVM-500 products do not infringe Mobile-Vision's patent and that no damages are payable based on those technical disclosures and representations. Each party agreed to bear its own costs and attorney's fees. The terms of the resolution are otherwise confidential.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. also filed a complaint against the Company, Trisquare Communications, Inc., and eight other parties that requests that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The plaintiff sought to have the ITC issue a permanent cease and desist order prohibiting the importation into the United States of all articles that infringed on its patent that allegedly covers certain elements of the wireless microphone component of in-car video systems.  This complaint was also resolved and dismissed under the same terms described previously.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

( c) Issuer Purchases of Equity Securities

Period	Total Number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2008 through September 30, 2008	210,360	$7.72	210,360 [1]	$8,375,647 [2]

[1] During September 2008, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  Purchases may be commenced, suspended or discontinued at any time.

[2] The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 210,360 shares have been repurchased under this program as of September 30, 2008, at a total cost of $1,624,353 ($7.72 per share average).  As a result, $8,375,647 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

Item 3.             Defaults Upon Senior Securities.

(Not Applicable)

Item 4.          Submission of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5.          Other Information.

(Not Applicable)

Item 6.          Exhibits.

.(a) Exhibits

10.18 Digital Ally, Inc. 2008 Common Stock Repurchase Program

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

Date:  October 30, 2008

DIGITAL ALLY, INC., a Nevada corporation

/s/	Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/	Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.18	Digital Ally, Inc. 2008 Common Stock Repurchase Program
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.