Form 10-K
period 2008-12-31
DIGITAL ALLY INC
filed 2009-03-10
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to  _______.

Commission file number:  001-33899

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7311 W. 130th, Suite 170, Overland Park, KS 66213
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (913) 814-7774

Securities registered under Section 12(b) of the Exchange Act:  None.
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	NASDAQ
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                  Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of June 30, 2008, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($8.52) was:  $122,320,856.

The number of shares of our common stock outstanding as of March 2, 2009 was: 15,715,717.

Documents Incorporated by Reference:  Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
DIGITAL ALLY, INC.
DECEMBER 31, 2008

Table of Contents

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	35
Item 14.	Principal Accounting Fees and Services	35

PART IV

Item 15.	Exhibits, Financial Statement Schedules	36

Signature Page

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Digital Ally produces digital video imaging and storage products for use in law enforcement and security applications.  Our current products are a low cost, easy-to-install, in-car digital video rear view mirror and a digital video flashlight.   These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror and the flashlight.  We sell our products to law enforcement agencies and other security organizations and for consumer and commercial applications through direct sales and third-party distributors.  We currently have several new and derivative products in research and development that are anticipated to go into commercial production during 2009, including products designed for motorcycle, boat, ATV, taxi cab, fleet vehicle and school bus applications.

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

The Acquired Company, which was incorporated on May 16, 2003, engaged in the design, development, marketing and sale of bow hunting-related products.  Its principal product was a digital video recording system for use in the bow hunting industry.  It changed its business plan in 2004 to adapt its digital video recording system for use in the law enforcement and security markets.   We began shipments of our in-car digital video rear view mirror in March 2006 and have enjoyed significant growth in sales since commencement of shipments.  We are also shipping units of our digital video flashlights; however, our digital mirror product has been our predominant source of revenues to date.

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

Products

We currently produce and sell two products:  an in-car digital video rear view mirror and a digital video flashlight that is used primarily in law enforcement applications, both of which use the core competency of our technology in digital video compression, recording and storage.  We are also developing derivative products using our digital video compression, recording and storage knowledge that can be used in motorcycle, boat, ATV, school bus, taxi cab, and fleet vehicle applications.  We intend to launch these derivative products in 2009 and 2010.   We also intend to produce and sell other digital video devices in the future.  All of these products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board that can be designed into small form factors.  In addition to selling our products directly to our customers, we may in the future sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (original equipment manufacturer) customers.

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

Our digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver.

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

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful, such as the school bus, mass transit and delivery service industries among others.  We intend to address this market with the DVM-250 Pro Event Recorder in 2009.  These potential markets could find our units attractive from a feature and cost perspective compared to other providers.

Digital Video Flashlight

The digital video flashlight is a high-quality police-type flashlight with a built-in digital video and audio recording system.  All recorded data is stored in an on-board flash memory for later download to a computer.  From the computer, the images and sound can be stored, reviewed or burned to a DVD or CD.  Storage can take place at the police station or transmitted through the internet to a service provider or central storage and recording facility.  Each frame of the video can be date and time stamped to provide evidence that protects the officer and the individual involved.

The unit is a high-quality, water-resistant, machined aluminum body, law enforcement-style flashlight that integrates a complete digital video and audio recording system.  The system is so compact that the size, shape and weight of the digital video flashlight are virtually the same as a traditional flashlight.  This allows the continued use of the flashlight as a standard tactical flashlight or as a defense baton if necessary.  As a self contained unit, the digital video flashlight does not rely on transmitters, cables, external batteries or a separate recorder.  The digital video flashlight provides room for the digital video system by replacing regular flashlight bulbs with new ultra-bright light-emitting diode (“LED”) technology, as opposed to fragile conventional lamps.  The small physical size and mechanical ruggedness of the LED makes it ideal for use in professional flashlights.

We believe that the brightness and light quality of the LED is superior to incandescent bulbs.  Our digital video recording system is extremely easy to use and requires only one button to start and stop recording.  There are no complicated controls or distracting displays to interfere with a police officer’s normal activities or compromise his or her safety.  All internal settings are controlled through an on-board USB interface or by plugging into an external video monitor.  The digital video flashlight includes proprietary software for downloading and managing video.

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

Currently, we have no agreements with original equipment manufacturing customers for incorporating our technology into their products.  In such a relationship, we might supply product labeled with the customer’s brand or license others to use our technology.  This may be a potentially lucrative market for us in the future.  To date, we have concentrated our time and resources in the development of our own technology and brand.  Our intention in the near term is to pursue those opportunities that provide synergies with our existing products and make minimal demands on our staff.  In the future, as resources become available and as we identify appropriate market niches, we may decide to devote a portion of our efforts to the active acquisition and servicing of original equipment manufacturing accounts.

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

Law Enforcement

We believe that one of the most valuable uses of our digital video flashlight may be in the recording of roadside DWI sobriety tests.  According to the Department of Justice, in 2003 there were almost 14 million arrests, with approximately 10%, or 1.4 million of those arrests for DWI (Source:  FBI Crime Reports, Crime in the United States, annually.)  Without some form of video or audio recording, court proceedings usually consist of the police officer’s word against the suspect’s.  Records show that where there is video evidence to back up officer testimony, conviction rates increase substantially.  Video evidence also helps to protect police departments against frivolous lawsuits.

The largest source of police video evidence today is in-car video.  Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place.  The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults.  In all of these cases, the digital video flashlight may provide recorded evidence of the suspect’s actions and reactions to police intervention.

Additionally, motorcycle patrolmen rarely have video systems.  The digital video flashlight can become an essential tool for the motorcycle policeman to provide the evidence that previously had not been available.  We are also developing a mobile application of our digital video recording system that can be used specifically by motorcycle police and water patrol.

Crime scene investigations, including detailed photography, take up a large part of the budgets of metropolitan police forces.  The digital video flashlight may record a significant portion of such evidence at a much lower cost, for gathering, analyzing and storing data/evidence.

There are approximately 18,000 law enforcement agencies in the United States.  (Source: U.S. Department of Justice, Bureau of Justice Statistics, Census of State and Local Law Enforcement Agencies, 2000.)  Smaller departments with 20 or fewer officers account for the majority of sworn officers.  (Source: National Institute of Justice, Law Enforcement Technology – Are Small and Rural Agencies Equipped and Trained?, June 2004.)

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

Commercial and Other Markets

There are numerous potential applications for the digital video flashlight and digital video security camera products.  We believe that other markets for our digital video systems, including the derivatives currently being developed, include private investigators, SWAT team members, taxi cabs, over-the-road trucking fleets, the U.S. Coast Guard, municipal fire departments, and the U.S. military.  Other commercial markets for our digital video systems include real estate appraisers, plumbers and electricians.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the circuit boards used in our products.  Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products.  Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers.  Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment.  We have identified multiple suppliers who meet our quality, cost, and performance criteria.  We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.  We will continue to perform final assembly and testing in-house.  Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property.

License Arrangements

We have entered into several software license agreements with Ingenient Technologies, Inc. (“Ingenient”), Nuvation Research Corporation (“Nuvation”) and Z-3 Technology, LLC (“Z-3”) regarding the license of certain software products to be used in our video products.  The licensors have written certain software for specific Texas Instrument chips which are included in our products.  The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.   Following is a summary of license agreements to which we are a party as of December 31, 2008:

LicenseType	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2009	Automatically renews for one year periods unless terminated by either party.
Production license agreement	October, 2008	October, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.
Limited license agreement	January, 2009	Perpetual	May be terminated by either party.

Sales and Marketing

We use our direct sales force and third party distributors to market our products.  Our key promotional activities include:

•	attendance at industry trade shows and conventions;

•	use of a cut-away police car model to demonstrate the digital video rear view mirror product at trade shows, conventions and other marketing venues;

•	direct sales, with a force of industry-specific sales people who will identify, call upon and build on-going relationships with key purchasers and targeted industries;

•	support of our direct sales with passive sales systems, including inside sales and e-commerce;

•	print advertising in journals with specialized industry focus;

•	direct mail campaigns targeted to potential customers;

•	web advertising, including supportive search engines and website and registration with appropriate sourcing entities;

•	public relations, industry-specific venues, as well as general media, to create awareness of our brand and our products, including membership in appropriate trade organizations; and

•	brand identification through trade names associated with us and our products.

Competition

The law enforcement and security surveillance markets are extremely competitive.  Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development.  We will also compete with any company making surveillance devices for residential and commercial use.  There can be no assurance that we will be able to compete successfully in this market.  Further, there can be no assurance that new and existing companies will not enter the digital video and security surveillance markets in the future.  See “Risk Factors - Competition.”

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  However, we license the critical technology on which our products are based from third parties:  Ingenient Technologies, Inc., Nuvation Research Corporation and Z-3 Technology, LLC.

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

Employees

We had 117 full-time employees as of December 31, 2008.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

ITEM 1A.Risk Factors.

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

Risk Factors

We have a short operating history.

From May 2003 through March 2006, we were a development stage company.  In March 2006, we started selling our products and became an operating company.  We have retained earnings of $344,516 as of December 31, 2008, which includes our net income of $3,353,630 for 2008 and $4,523,334 for 2007, as noted in our audited financial statements.  We have a limited operating history upon which investors may rely to evaluate our prospects; however, we reported substantial net income in both 2008 and 2007.  Our future prospects must be considered in light of the problems, expenses, delays and complications associated with a relatively new business and products, including research and development expenditures, production development costs, establishing and maintaining a supply chain for material and component parts for new products, and hiring, training and retaining a labor force, including marketing, sales, distribution and management personnel.  At December 31, 2008, we had working capital of approximately $14 million.  Losses prior to 2007 resulted principally from costs incurred in the research and development of our technology and products, salaries and general and administrative costs when revenues were not being produced.

If we are unable to manage our rapid expansion in business, our prospects may be limited and our future profitability may be adversely affected.

We have experienced rapid expansion during 2008 resulting from the success of our marketing activities and the overall acceptance of our products by the market.  We expanded our production capabilities and capacity significantly and more than doubled our workforce during 2008, which has strained our managerial, financial and other resources.  We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies which may result in reduced growth prospects and profitability.

There are risks related to dealing with governmental entities as customers.

One of the principal target markets for our products is the law enforcement community.  In this market, the sale of products will be subject to budget constraints of governmental agencies purchasing these products, which could result in a significant reduction in our anticipated revenues.  These agencies also may experience political pressure that dictates the manner in which they spend money.  As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints.  We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so.  Further, even if such agencies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

The current economic and real estate market downturns will likely depress state and local tax revenues from sales, use, income and property tax sources. The reduction in such revenues will likely reduce funding to law enforcement agencies that represent our primary customers.

The overall economy is currently in a recession, which will likely result in lower tax collections by state and local taxing authorities.  Police agencies rely on funding from state and local tax sources to purchase our products.  Therefore, the recession will generally decrease our primary customers’ ability to purchase our systems unless they can find other sources of funding to cover the shortfall.  The recently enacted Economic Stimulus Act of 2009 may provide a source of alternative funding; however, the amount and timing of such alternative funding is uncertain at this time.  Demand for our product may be substantially reduced unless this source of alternative funding does cover shortfalls created by the current recession’s impact on state and local tax revenues.  We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so.

We are operating in a developing market and there is uncertainty as to market acceptance of our technology and products.

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

We expend significant resources in anticipation of a sale due to our lengthy sales cycle and may receive no revenue in return.

Generally, law enforcement and other agencies that may consider using our products must analyze a wide range of issues before committing to purchase products like ours, including training costs, product reliability and budgetary constraints.  The length of our sales cycle may range from sixty days to a year or more.  We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order.  Initial orders by agencies typically are for a small number of units that are used to evaluate the products.  If these potential customers do not purchase our products, we will have expended significant resources and receive no revenue in return.

Our market is characterized by new products and rapid technological change.

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

We substantially depend on sales from our DVM-500 product and if this product becomes obsolete or not widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2008 and 2007, we derived our revenues predominantly from sales of our DVM-500 digital video rear view mirror and accessories and expect to depend on sales of this product during 2009, although we intend to introduce new products during 2009 that we anticipate will lead to diversifying our revenue sources.  A decrease in the prices of, or the demand for, this product, or the failure to achieve broad market acceptance of our new product offerings, would significantly harm our growth prospects, operating results and financial condition.

We substantially depend on our research and development activities to design new products and upgrades to existing products and if these products are not widely accepted, or we encounter difficulties and delays in launching these new products, our growth prospects will be diminished.

We have a number of active research and development projects underway at the current time that are intended to launch new products or upgrades to existing products.  We may incur substantial costs and/or delays in completion of these activities that may not result in viable products or may not be received well by our potential customers.  We have incurred $3,127,143 and $1,518,914 in research and development expenses during the years ended December 31, 2008 and 2007, respectively, which represents a substantial expense as compared to our total revenues and net income.  If we are unsuccessful in bringing these products from the engineering prototype phase to commercial production, we could incur additional expenses (in addition to those already spent) without receiving revenues from the new products.  Also, these new products may fail to achieve broad market acceptance and may not generate revenue to cover expenses incurred to design, develop, produce and market the new product offerings.  Should these conditions occur the effect would significantly harm our growth prospects, operating results and financial condition.

If we are unable to compete in our market, you may lose all or part of your investment.

Our market is highly competitive and highly fragmented.  The law enforcement and security surveillance markets are extremely competitive.  Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy, cost and other factors.  Our primary competitors include:  L-3 Mobile-Vision, Inc., Watchguard, Kustom Signals, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies.  There are direct competitors who have competitive technology and products for all of our products.  Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements.  As a result, our competitors may develop superior products or beat us to market with products similar to ours.  Further, there can be no assurance that new companies will not enter our markets in the future.  Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors may have existing relationships with equipment or device manufacturers which may impede our ability to market our technology to those potential customers and build market share.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.  If we are not successful in competing against our current and future competitors, you could lose your entire investment.  See “Description of Business - Competition.”

Digital video has yet to be widely accepted as admissible scientific evidence in court.

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

Defects in our products could impair our ability to sell our products or could result in litigation and other significant costs.

Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, and injury to our reputation, or increased warranty costs.  Because our products are technologically complex, they may contain defects that cannot be detected prior to shipment.  These defects could harm our reputation and impair our ability to sell our products.  The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins.  Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation.  Product liability litigation, even if we prevail, would be time consuming and costly to defend.  Our product liability insurance may not be adequate to cover claims.  Our product liability insurance coverage per occurrence is $1,000,000, with a $2,000,000 aggregate for our general business liability coverage and an additional $1,000,000 per occurrence.  Our excess or umbrella liability coverage per occurrence is $2,000,000, with an aggregate of $4,000,000.

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

As with all electronic devices, hardware issues can arise from many sources.  The component electronic parts we utilize come from many sources around the world.  We attempt to mitigate the possibility of shipping defective products by fully testing sub-assemblies and thoroughly testing assembled units before they are shipped out to our customers.  Because of the nature and complexity of some of the electronic components used, such as microprocessor chips, memory systems, and zoom video camera modules, it is not technically or financially realistic to attempt to test every single aspect of every single component and their potential interactions.  By using components from reputable and reliable sources, and by using professional engineering, assembly, and testing methods, we seek to limit the possibility of defects slipping through.  In addition to internal testing, we now have thousands of units in the hands of police departments and in use every day.  Over the past year of field use, we have fixed many subtle issues and made many changes as requested by the end-user.

We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our executive officers, Stanton E. Ross, Kenneth L. McCoy and Robert D. Haler.  We do not have employment agreements with Messrs. Ross, McCoy or Haler.  The loss of the services of these individuals could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  We have obtained and will maintain key-man life insurance policies on Messrs. Ross and Haler in the amount of $500,000 each.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

We rely on third party distributors and representatives for our marketing capability.

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

We are dependent on manufacturers and suppliers.

We currently purchase, and intend to continue to purchase, substantially all of the components for our products from a limited number of manufacturers and suppliers.  Our internal process is principally to assemble the various components and subassemblies manufactured by our suppliers and test the assembled product prior to shipping to our customers.  We do not intend to directly manufacture any of the equipment or parts to be used in our products.  Our reliance upon outside manufacturers and suppliers is expected to continue and involves several risks, including limited control over the availability of components, delivery schedules, pricing and product quality.  We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative manufacturers and suppliers.

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

There is only one component group that would require a complete redesign of our digital video electronics package: the Texas Instruments chips.  While there are competitive products available, each chip has unique characteristics that would require extensive tailoring of product designs to use it.  The Texas Instrument chips are the heart of our video processing system.  If Texas Instruments became unwilling or unable to provide us with these chips, we would be forced to redesign our digital video encoder and decoder systems.  Such a complete redesign could take substantial time (i.e. over six months) to complete.  We attempt to mitigate the potential for interruption by maintaining continuous stocks of these chips to support several months’ worth of production.  In addition, we regularly check on the end-of-life status of these parts to make sure that we will know well in advance of any decisions by Texas Instruments to discontinue these parts.  There are other semiconductors that are integral to our product design and which could cause delays if discontinued, but not to the same scale as the Texas Instrument chips.

We are uncertain of our ability to protect technology through patents.

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  We license the critical technology on which our products are based from Ingenient, Inc., Nuvation and Z-3 pursuant to license agreements.  However, the technology licensed from these licensors is only critical in that it is the basis of our current product design.  We may choose to use other video encoding and decoding technology in future products, thus lessening our dependence on our licenses with these companies.

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

We are uncertain of our ability to protect our proprietary technology and information.

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

Risks related to our license arrangements.

We have licensing agreements with Ingenient, Nuvation and Z-3 regarding certain software used as the platform for the proprietary software we have developed for use in our products.  Each of these licensing agreements have specified terms and are renewable on an annual basis unless both parties determine not to renew them and provided the parties are in compliance with the agreements.  If we fail to make the payments under these licenses or if these licenses are not renewed for any reason, it would cause us significant time and expense to redevelop our software on a different software platform, which would have a material adverse effect on our business, operating results and financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

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

Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders.

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 41%, including options vested or to vest within sixty days, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Risks Relating to our Common Stock

The possible issuance of common stock subject to options may dilute the interest of stockholders.

We have granted options to purchase a total of 5,369,627 shares of our common stock for issuance under our stock option and restricted stock plans which remain outstanding and unexercised as of December 31, 2008.  To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

We have never paid dividends and have no plans to in the future.

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

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 75,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our Company held by our public stockholders.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

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

Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against such individuals.

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2.	Description of Properties.

Our executive office consists of approximately 8,500 square feet and is located at 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213.  The lease will terminate on October 31, 2012 and its current monthly rent is $13,734.

We lease approximately 24,000 square feet of office and warehouse space at 1210, 1212 and 1218 Valley Ridge Drive, Grain Valley, Missouri 64029 under four different lease agreements.  We use this facility for engineering, warehousing, assembling and shipping of our finished product.  The leases on these facilities terminate in June 2010 and the aggregate monthly rent is $16,877.  We have an option to renew these leases for one additional year at expiration.

We lease approximately 5,000 square feet of warehouse space at 624 Valley Ridge Court, Grain Valley, Missouri 64029.  We use this facility for warehousing and shipping of our finished product and for storage of a portion of our raw material and component parts.  The lease on this facility terminates in June 2010 and the monthly rent is $2,500. We have an option to renew these leases for one additional year at expiration.

We believe that our current facilities are adequate to meet our operational needs for the upcoming year.

ITEM 3.	Legal Proceedings.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock which was never issued.  Plaintiff is seeking unspecified damages and punitive damages and attorney’s fees in addition to requiring the Company to issue the common stock.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi.  The Company has filed a motion to dismiss the case, which is currently pending in the United States District Court.  The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. filed suit against the Company and Trisquare Communications, Inc., a vender of the Company that supplies wireless microphones included in the Company’s products, in the U.S. District Court in the District of New Jersey.  The complaint alleged that the Company infringed on a patent issued to the Plaintiff that covered certain elements of the wireless microphone component of in-car video systems.  The lawsuit sought a permanent injunction regarding the use of this technology, including damages, treble damages and attorney’s fees.  On October 8, 2008, the Company and L-3 Communications Mobile-Vision, Inc. entered into a settlement agreement that resolved all litigation pertaining to Mobile-Vision's allegations that the Company’s current DVM-500 products infringe Mobile-Vision's patent.  Based on technical disclosures and representations provided by the Company to Mobile-Vision, the parties agreed that the current DVM-500 products do not infringe Mobile-Vision's patent and that no damages are payable based on those technical disclosures and representations.  Each party agreed to bear its own costs and attorney's fees.  The other terms of the resolution are confidential.

On July 11, 2008, L-3 Communications Mobile-Vision, Inc. also filed a complaint against the Company, Trisquare Communications, Inc., and eight other parties requesting that the United States International Trade Commission (“ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930.  The Plaintiff sought to have the ITC issue a permanent cease and desist order prohibiting the importation into the United States of all articles that infringe on its patent that allegedly covers certain elements of the wireless microphone component of in-car video systems.  This litigation was also resolved and dismissed under the same terms described previously.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock commenced trading on the NASDAQ Capital Market on January 2, 2008 under the symbol “DGLY.”  From July 2007 until we became listed on the NASDAQ Capital Market, our common stock was traded on the OTC Bulletin Board and prior to that it was quoted in the “Pink Sheets.”

The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2008
1st Quarter	$7.41	$6.91
2nd Quarter	$9.84	$6.80
3rd Quarter	$9.10	$6.72
4th Quarter	$6.90	$2.61

Year Ended December 31, 2007
1st Quarter	$1.80	$1.45
2nd Quarter	$2.70	$1.65
3rd Quarter	$3.45	$2.00
4th Quarter	$7.35	$3.70

Holders of Common Stock

As of December 31, 2008, we had approximately 115 shareholders of record for our common stock.

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

Stock Repurchase Plan.

During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company has repurchased 210,360 shares at a total cost of $1,624,353 (average cost of $7.72 per share) under this program as of December 31, 2008 all of which occurred during the quarter ended September 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  We have issued all of the options available under the 2005 Plan. Options totaling 54,677 under the 2005 Plan have been surrendered/forfeited since they were originally granted and now are available for grant.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  We have issued all 1,500,000 of the options available under the 2006 Plan.  Options totaling 7,500 under the 2006 Plan have been surrendered/forfeited since they were originally granted and now are available for grant.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  We have issued 1,493,600 of the options available under the 2007 Plan.  Options totaling 32,496 under the 2007 Plan have been surrendered/forfeited since they were originally granted and, together with the 6,400 shares that are authorized but have never been granted, are now available for grant.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  We have issued 958,000 of the options available under the 2008 Plan, with 42,000 remaining available for future grant.

The 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan are referred to as the “Plans.”

The Plans authorize us to grant (i) to the key employees incentive stock options (except for the 2007 Plan) to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock.  Our Compensation Committee administers the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

The Plans allow for the grant of incentive stock options (except for the 2007 Plan), non-qualified stock options and restricted stock awards.  Incentive stock options granted under the Plans must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant.  Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant.  Non-statutory stock options may have exercise prices as determined by our Compensation Committee.

The Compensation Committee is also authorized to grant restricted stock awards under the Plans.  A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Compensation Committee.

On July 31, 2008, we filed registration statements on Form S-8 and an amendment to a previously filed Form S-8 with the SEC which registered 6,500,000 shares to be issued upon exercise of the stock options underlying the 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by stockholders	3,867,087	$ 2.76	104,177
Equity compensation plans not approved by stockholders [1]	1,502,540	$ 2.26	38,896
Total	5,369,627	$ 2.62	143,073

Recent Issuances of Unregistered Securities

Set forth below is a description of all of our sales of unregistered securities during the fiscal year ended December 31, 2008 and 2007.  All sales were made to “accredited investors” as such term as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act").  All such sales were exempt from registration under Section 4(2) of the Act, as transactions not involving a public offering.  Unless indicated, we did not pay any commissions to third parties in connection with the sales.

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

ITEM 6.	Selected Financial Data.

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our relatively short operating history; (ii) macro-economic risks from the economic downturn and decrease in budget for the law-enforcement community; (iii) our ability to manage  our rapid business expansion; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) our ability to achieve revenues of at least $50 million in 2009 as we have forecast; (vi) our ability to deliver our new product offerings as scheduled and have them  perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities; (ix) our ability to continue to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-500 product; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our market; (xvii) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on manufacturers and suppliers; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxxiv) indemnification of our officers and directors.

Recent Developments for the Company

Overview

We supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.

Since our inception in 2003 through the second quarter of 2006, we had been considered a development stage company, with our activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies.  In late March 2006, we sold and shipped our first completed product, thereby becoming an operating company.   We have experienced significant growth in revenues, whereby our revenues have increased from $4.1 million in 2006 to $32.6 million in 2008.  We have active research and development projects that we anticipate will result in several new products being launched during 2009 and beyond.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to the financial statements).   In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2008 and 2007

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2008 and 2007 represented as a percentage of total revenues for each respective year:

	2008	2007
Revenue	100%	100%
Cost of sales	40%	39%
Gross profit	60%	61%
Operating expenses	44%	46%
Operating income	16%	15%
Other income (expense)	--%	--%
Income before income tax (provision) benefit	16%	15%
Income tax (provision) benefit	(6%)	8%
Net income	10%	23%

Net income per share information:
Basic	$0.22	$0.33
Diluted	$0.19	$0.28

Revenues

We commenced delivery and sale of our digital video rear view mirror (DVM-500) product in March 2006 and have enjoyed revenue growth in every year since our initial deliveries.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.  In addition, we intend to expand our product line significantly in 2009, which we anticipate will contribute to increasing our 2009 revenues.  These new product offerings include new products for end users other than law enforcement, as well as product upgrades and new product offerings for law enforcement uses.  Sales for the years ended December 31, 2008 and 2007 were $32,625,477 and $19,391,082, respectively, an increase of $13,234,395 (68%), due to increased market penetration.   We expect that the current economic downturn in the overall economy will have some effect on certain state and local tax bases that will negatively affect our business for 2009. However, we expect that any increase in federal funding to states and municipalities generated from the stimulus bill recently enacted by the federal government may partially, if not totally, offset the impact of lower state and local tax collections.  Our international revenues were $8,588,335, or 26% of total revenues during 2008 and $5,751,042 or 30% of 2007 revenues.  We believe that our product is particularly well suited for international customers because of the ease of installation, price, and our two-year warranty, the simple operation of our equipment and the universal nature of rear view mirrors.  For these reasons, we believe our international business will grow in terms of total revenue and as a percent of total revenue during 2009, which may partially offset the weakness in our domestic revenues.

We have maintained consistent retail pricing on our digital video rear view mirror system during 2008 and do not plan any increases in the pricing during 2009 for the legacy DVM-500 system.  Our new products include an upgrade to the DVM-500 model, which will be sold at higher retail pricing levels during 2009 due to increased features.  However, international sales are typically priced at discounted rates because we are not required to provide certain follow-on technical support and we incur reduced sales commissions on such sales.

Cost of Sales

Cost of sales on units sold for the years ended December 31, 2008 and 2007 were $12,980,683 and $7,649,930, respectively, an increase of $5,330,753 (70%).  The significant increase is due to the increase in units sold, as well as a $332,793 increase in the reserve for slow moving and obsolete inventory during 2008.  We believe these reserves are appropriate given the increased inventory levels we have at December 31, 2008 compared to 2007 and the new product introductions we anticipate during 2009.  Our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales due to costs and inefficiencies related to advancing engineering prototypes to commercial production.  We do not expect significant capital expenditures to ramp up production of the new products since our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary component in our product, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure the completed product meets our specifications and requirements.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to help manage and to gain efficiencies in our production process as we continue to significantly increase our production rates and expand our product line during 2008 and beyond.  We have hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain better through quantity purchases and more effective purchasing practices.  We believe that with an increased production rate and expanded product lines in 2009, we will be able to reduce our component and supply chain costs by ordering in larger quantities.  In addition, we believe that increased production rates in 2009 will stimulate further efficiencies in our assembly, testing and burn in process that will lead to cost of sales improvements.   However we expect these supply chain efficiencies will be less than the impact from the introduction of new products on our cost of sales during 2009 resulting in an overall increase in cost of goods sold as a percentage of sales.

Gross Margin

Gross margin for the years ended December 31, 2008 and 2007 was $19,644,794 and $11,741,152, respectively, an increase of $7,903,642 (67%).  The significant increase is commensurate with the 68% growth in revenues we experienced during 2008.  The gross margin percentages remained relatively steady at 60% and 61% for the years ended December 31, 2008 and 2007, respectively.  Our margins are expected to be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products somewhat from economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on managing our supply chain better through quantity purchases and more effective purchasing practices. However, on an overall basis we expect a slight decline in our gross margin percentage in 2009 due primarily to the impact of our new product offerings.

Operating Expenses

Operating expenses were $14,544,759 and $8,875,915 for the years ended December 31, 2008 and 2007, respectively, an increase of $5,668,844 (64%).  Overall operating expenses as a percentage of sales declined to 44% in 2008 compared to 46% in 2007. A summary of the significant components of operating expenses are as follows:

	Year ended December 31,
	2008	2007

Research and development expenses	$3,127,143	$1,518,914
Stock-based compensation	1,599,264	1,696,959
Sales commissions	2,765,058	1,333,394
Professional fees and expenses	1,165,111	660,834
Selling, general and administrative salaries	2,217,402	1,269,621
Other	3,670,781	2,396,193
Total	$14,544,759	$8,875,915

Research and Development Expenses.  We continue to focus on bringing new products and updates and revisions to current products to market with these expenses totaling $3,127,143 and $1,518,914 for the years ended December 31, 2008 and 2007, respectively, an increase of $1,608,229 (106%).  The increase in 2008 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2009, as well as additional internal staff additions related to the same activities.  We employed a total of 29 engineers at December 31, 2008 as compared to 14 at December 31, 2007, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 10% in 2008 and 8% in 2007, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the motorcycle, school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines.  In addition, we have been and are currently attempting to hire additional engineers to focus on these development projects.  Therefore, we believe that such expense will continue to increase during 2009, although we expect that such expense as a percentage of total revenues will likely remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area.

Stock based Compensation Expenses.  Stock based compensation expenses totaled $1,599,264 and $1,696,959 for the years ended December 31, 2008 and 2007, respectively, a decrease of $97,695 (6%).  The decrease in 2008 was primarily attributable to the longer vesting periods associated with the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) offset by the higher number of options issued in 2007, which had shorter vesting periods.

On January 2, 2008, our Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under it.  In addition, the Board of Directors approved the grant of options to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share, subject to a graduated, four-year vesting period and to approval of the 2008 Plan by the shareholders.  The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders, which was held on May 1, 2008, at which time the option value was determined and the amortization of the option value expense commenced.  In addition, 58,000 options were granted during November 2008, subject to a one year vesting period.  We expect that total stock compensation expense for 2009 will continue to decline compared to 2008 levels.

Sales Commissions.  Sales commissions totaled $2,765,058 and $1,333,394 for the years ended December 31, 2008 and 2007, respectively, an increase of $1,431,664 (107%).  The increase in 2008 was commensurate with the 68% increase in revenue experienced during the years ended December 31, 2008 compared to 2007.  Sales commissions as a percentage of total revenues were 8.5% during the year ended December 31, 2008, a slight increase from the 6.9% experienced in 2007.  The increased percentage is attributable to a change involving our largest individual customer during the third quarter of 2008, whereby this international customer commenced buying direct from the Company rather than through our international distributor.  In order to effect this change, we began paying commissions on such sales.

Professional fees and expenses.  Professional fees and expenses totaled $1,165,111 and $660,834 for the years ended December 31, 2008 and 2007, respectively, an increase of $504,277 (76%).  Professional fees and expenses, which primarily include legal and accounting expenses, increased because of our increased reporting and other requirements after becoming an SEC reporting company in May 2007.  In addition, we incurred substantial legal expenses related to the L-3 Communications Mobile-Vision, Inc. and Dehuff litigation during 2008 which did not occur in 2007.  The L-3 Communications Mobile-Vision, Inc. litigation has been settled; however, the Dehuff litigation is still pending. We also incurred higher accounting and auditing fees during 2008 now that we are required to comply with Section 404 of the Sarbanes-Oxley Act that we were not subject to previously.

Selling, General and Administrative Salaries.  General and administrative salaries totaled $2,217,402 and $1,269,621 for the years ended December 31, 2008 and 2007, respectively, an increase of $947,781 (75%).  The increase in 2008 was commensurate with the 68% increase in revenue experienced during the year ended December 31, 2008 compared to 2007.  We have added administrative personnel during early 2008 in order to build the infrastructure required for our current and planned growth in 2009 and beyond.  Effective January 2009, we have hired three new sales employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.  General and administrative salaries as a percentage of total revenues increased slightly to 6.8% during the year ended December 31, 2008 compared to 6.5% during 2007.

Other Operating Expenses. Other operating expenses totaled $3,670,781 and $2,396,193 for the years ended December 31, 2008 and 2007, respectively, an increase of $1,274,588 (53%).  The increase in 2008 was commensurate with the 68% increase in revenue experienced during the year ended December 31, 2008 compared to 2007.   In order to support our significant increase in revenue, we incurred greater facility-related expenses, depreciation, general and administrative, and travel during 2008.  During late 2007, we combined our corporate offices with our sales and marketing offices into one facility.  The Company has incurred increased travel costs for our executives to attend investor conferences and meet with potential institutional investors to expand our base of shareholders during the year ended December 31, 2008, which did not occur in 2007. Other operating expenses as a percentage of total revenues were 11% during the year ended December 31, 2008 compared to 12% during 2007.

Operating Income

For the reasons previously stated, our operating income was $5,100,035 and $2,865,237 for the years ended December 31, 2008 and 2007, respectively, an improvement of $2,234,798 (78%).  Operating income as a percentage of revenues improved to 16% in 2008 as compared to 15% in 2007.  We believe such positive trends in operating income will continue in 2009 as our revenue and gross margins dollars increase and management’s continued monitoring and control over selling general and administrative expenses.

Other Income (Expense)

Other income (expense) improved to $78,595 in 2008 from ($4,903) in 2007.  Other income (expense) is primarily composed of interest income and expense.  Changes in these items are described as follows:

Interest Income.  We earned interest income of $78,595 and $34,609 during the years ended December 31, 2008 and 2007, respectively, an increase of $43,986 (127%).  The increase in interest income was a result of our increased average cash balances during 2008 compared to 2007.

Interest Expense.  Interest expense was $-0- and $28,006 for the years ended December 31, 2008 and 2007, respectively, a decrease of $28,006 (100%).  With improved cash flow from business growth, we paid off our line of credit during early 2007 and the holder of a $500,000 convertible promissory note exercised his right to exchange such promissory note for 500,000 shares of common stock during May 2007.  We have had no interest bearing debt outstanding since May 2007.

Income before Income Tax (Provision) Benefit

As a result of the above, we reported income before income tax (provision) benefit of $5,178,630 and $2,860,334 for the years ended December 31, 2008 and 2007, respectively, an improvement of $2,318,296 (81%).

Income Tax (Provision) Benefit

Our income tax provision was $1,825,000 for the year ended December 31, 2008 as compared to an income tax benefit was $1,663,000 for the year ended December 31, 2007.  We reduced the deferred tax valuation allowance by $2,725,000 due to the utilization of the net operating loss carryforwards in the year ended December 31, 2007, the anticipated usage of the remaining net operating loss carryforward based upon our projected profitability and the reversal of other deferred tax assets.  Prior to 2007, management recorded a 100% valuation allowance offsetting this tax benefit from prior net operating loss carryforwards and timing differences due to uncertainty regarding our likelihood of realizing a material portion of the benefit.

During the year ended December 31, 2008, we recorded a provision for income taxes at an effective tax rate of 35%.  The majority of our tax provision for 2008 was offset by the Company’s net operating loss carryforwards and by tax deductions related to the exercise of stock purchase options and warrants during 2008 and therefore did not require cash payments to taxing authorities.  During 2008 , the Company realized an aggregate tax deduction approximating $6,992,000 relative to the exercise of such stock options and warrants which generated excess tax benefits of $2,345,000  that has been allocated directly to additional paid in capital during the years ended December 31, 2008.

Net Income

As a result of the above, for the years ended December 31, 2008 and 2007, we reported net income of $3,353,630 and $4,523,334, respectively, a decrease of $1,169,704.  The primary reason for the decrease is the one-time income tax benefit of $2,725,000 recorded in 2007.

Basic and Diluted Income per Share

The basic income per share was $0.22 and $0.33 for the years ended December 31, 2008 and 2007, respectively, for the reasons previously noted.  The diluted income per share was $0.19 and $0.28, respectively, for the same periods.  The difference between basic and dilutive income per share is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: During 2008 and 2007, we funded our operations internally through operations and the exercise of stock options and related tax benefits.  Prior to 2007 and 2008, we provided for our cash requirements through private placements of our common stock.  In 2005, we raised a net of $4.1 million from the sale of our common stock and, during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million.  During March 2006, we began shipment of our products and commenced the generation of revenues and operating cash flows to help support our activities.  During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank, which we utilized to support our activities.  In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million.  The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007.  During February 2009, our bank renewed our operating line of credit through February 2010 and expanded the borrowing capacity to $2.5 million.  As of December 31, 2008, we had working capital of $13,942,021 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Cash and cash equivalents balances:  As of December 31, 2008, we had cash and cash equivalents with an aggregate balance of $1,205,947, down from a balance of $4,255,039 at December 31, 2007.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $3,049,092 net decrease in cash during the year ended December 31, 2008:

• Operating activities:
$4,469,848 of net cash used in operating activities, primarily from a substantial increase in accounts receivable and inventory balances partially offset by cash provided by net income adjusted for non-cash charges, such as stock based compensation expense and non-cash credits, such as deferred income tax benefits and increases in accounts payable and accrued expenses.

• Investing activities:
$1,674,863 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the purchase of technology licenses utilized in our products.

• Financing activities:
$3,095,619 of net cash provided by financing activities, representing the proceeds from stock option and warrants exercised and the related excess tax benefit offset by the purchase of common shares for treasury.

Operating activities:  Net cash used in operating activities was $4,469,848 for the year ended December 31, 2008, compared to net cash provided by operating activities of $4,870,409 for the year ended December 31, 2007, a decrease of $9,340,257.  The negative cash flow from operations for the year ended December 31, 2008 is primarily the result of a substantial increase in trade accounts receivable ($5,781,071) and inventory ($5,728,656) during 2008.  Accounts receivable balances increased because of two individual accounts totaling $2,889,645 which were not collected until after December 31, 2008.  Excluding these two large receivables, our average days’ sales outstanding was 36 days at December 31, 2008.   The build-up in inventory is attributable to a shortfall in our fourth quarter sales versus expectations that resulted in substantially higher levels of finished goods, totaling $2,798,269 at December 31, 2008 compared to $214,685 at December 31, 2007.  In addition, our raw materials and component parts balance was approximately $6.0 million, representing an increase of $3.1 million from December 31, 2007, which is attributable to inventory acquired for the new products that will be introduced in 2009 and inventory acquired to meet sales forecasts for the fourth quarter of 2008 and first quarter 2009.  Offsetting the negative cash flows described above is our 2008 net income of $3,353,630, an increase in accounts payable ($1,782,734) and accrued expenses ($545,929), and non-cash charges of $1,904,088, which were primarily related to stock based compensation ($1,599,264), and depreciation and amortization ($455,255).

Investing activities:  Cash used in investing activities was $1,674,863 and $562,978 for the years ended December 31, 2008 and 2007, respectively.  In both 2008 and 2007, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2008, we acquired several licenses for technology utilized in our products and included in intangible assets.

Financing activities:  During the year ended December 31, 2008, net cash provided by financing activities was $3,095,619, which is attributable to proceeds from the exercise of stock purchase options and warrants of $2,374,972 and the related excess tax benefit totaling $2,345,000.  During 2008, we purchased common shares for treasury in the amount of $1,624,353.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $3,049,092 to $1,205,947 for the year ended December 31, 2008.

Commitments:

We had $1,205,947 of cash and cash equivalent balances and net positive working capital approximating $14 million as of December 31, 2008.  Accounts receivable balances represented $6,242,306 of our net working capital at December 31, 2008.  We expect our outstanding receivables will be collected timely and the overall level to be reduced substantially during 2009, which will provide positive cash flows to support our operations in 2009.  Inventory represents $8,359,961 of our net working capital at December 31, 2008.  We are actively managing the overall level of inventory and expect that such levels will be reduced substantially during 2009, which will provide cash flow to help support our operations in 2009.  In addition, in February 2009 we renewed our revolving line of credit for an additional one year term until February 2010 and increased our maximum available borrowings to $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2009.

Capital Expenditures.  We had no material commitments for capital expenditures at December 31, 2008.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire from June 2010 to October 2012.  The Company also has entered into month-to-month leases for equipment.  Rent expense for the year ended December 31, 2008 and 2007 was $375,321 and $183,306, respectively, related to these leases.

The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009	$397,332
2010	265,561
2011	169,086
2012	140,905
2013	—
$972,884

License agreements.  The Company has several license agreements license agreements under which we have been assigned the rights to certain licensed materials used in our products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  One license contains a provision that requires minimum royalty payments equivalent to $90,000 per year beginning on the date of the first production delivery, which is expected to occur during the third quarter of 2009.  No other licenses contain provisions requiring minimum royalty payments.  Royalty expense related to these agreements aggregated $38,646 and $21,739 for the years ended December 31, 2008 and 2007, respectively.

Following is a summary of our licenses as of December 31, 2008:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2009	Automatically renews for one year periods unless terminated by either party.
Production license agreement	October, 2008	October, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.
Limited license agreement	January, 2009	Perpetual	May be terminated by either party.

Litigation.  On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company common stock which was never issued.  Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi.  The Company has filed a motion to dismiss the case which is currently pending in the United States District Court.  The Company believes that the lawsuit is without merit and will vigorously defend itself.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $65,208 for the year ended December 31, 2008. Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program. During September 2008, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the SEC and other factors.  Purchases may be commenced, suspended or discontinued at any time.  A total of 210,360 shares have been repurchased under this program as of December 31, 2008 at a total cost of $1,624,353 ($7.72 per share average).  We used cash available to make such purchases.  In the future, we plan to use available cash and cash equivalent balances, together with cash generated by future operations, to fund any purchases of the shares.  Management believes that the prudent repurchase of our common stock from time-to-time represents an efficient way to improve shareholder value as compared to the current 1.0%  interest earned on our cash balances and will not inhibit our ability to fund current and anticipated future product line expansions.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates.  Our critical accounting estimates are set forth below and have not changed during the year ended December 31, 2008 and 2007.

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

Sensitivity Analysis.  Prior to 2007, we did not consider an allowance for doubtful accounts necessary.  However, with continued monitoring we determined the need to establish an allowance due to our rapid growth during 2007 and 2008.  Even though we do not anticipate bad debt losses based on our excellent customer payment history, we have established a reserve and will monitor it regularly.

Inventories

Nature of estimates required.  In our third year of production, we have carried large quantities of component inventory in order to meet our customers’ demands.  This inventory consisted of electronic circuitry, boards and camera parts.  Given the nature of potential obsolescence in this ever-changing environment, there is a risk of impairment in inventory that is unsalable, non-refundable, slow moving or obsolete.  The use of estimates is required in determining the salvage value of this inventory.

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

Warranties

Nature of estimate required.  In the third year of sales and as the volume of our sales continues to increase at a rapid pace, we have established a warranty accrual for future warranty costs related to current sales.  We monitor our warranty costs on a regular basis and assess the adequacy of our warranty accrued on a quarterly basis.

Assumptions and approach used.  We estimate our required accrual for warranty costs using the following key assumptions:

•	Historical costs - Represented as the amount of historical warranty costs as a percent of sales.

•	Specific exposure on certain products or customers - Identified by management’s review of warranty costs and customer responses.

Sensitivity analysis.  Prior to 2007, we did not consider the need for a warranty accrual based upon actual warranty costs due to the limited amount of sales.  As sales volume has continued to grow at a rapid pace during 2007 and 2008, there is a greater risk for increased warranty costs.  We will continue to assess the warranty accrual on a quarterly basis and take the necessary measures to adjust the accrual as deemed appropriate.

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

Stock Based Compensation

Nature of estimates required.  The estimates and assumptions pertaining to stock based compensation pertain to the Black-Scholes valuation model and are noted above under Critical Accounting Policies.

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

Assumptions and approach used.  Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products.  During 2006, we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2008 and 2007.  Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income.  Based on that evaluation, management has determined that the valuation allowance should be substantially reduced as of December 31, 2007.  There was no change in the valuation allowance during 2008.

Sensitivity analysis.  Management will continually monitor, evaluate and adjust our evaluation/analyses of the likelihood of our ability to realize our deferred tax assets based upon projected future financial results.  This evaluation may require changes in the valuation allowance when and if conditions change that could affect our current and future operations.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year.  Our business is not seasonal in nature.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this Form 10-K commencing on page F-1.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report following below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Digital Ally, Inc.
Overland Park, Kansas

We have audited Digital Ally, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Digital Ally, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Digital Ally, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Digital Ally, Inc. and our report dated March 9, 2009 expressed an unqualified opinion.

March 9, 2009 Kansas City, Missouri

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the identification and business experience of our directors and identification of our audit committee financial expert is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “ Election of Directors”, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008 (the “Proxy Statement”).

The information concerning the identification and business experience of our executive officers is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Executive Officers.”

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Significant Employees and Family Relationships.”

The information concerning our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Code of Ethics.”

ITEM 11.	Executive Compensation.

The information concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “ Executive Compensation.”

The information concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Certain Relationships and Related Party Transactions and Director Independence.”

ITEM 14.	Principal Accounting Fees and Services.

The information covering principal accountant fees and services required by this item is incorporated by reference to the information in our Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”

The information concerning pre-approval policies for audit and non-audit services required by this item is incorporated by reference to the information in our Proxy Statement, under the heading “Audit Committee.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.		X
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
23.1	Consent of McGladrey & Pullen LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2008 and 2007.		X

*
Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission.  Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2009.

DIGITAL ALLY, INC.,
a Nevada corporation

By:           /s/ Stanton E. Ross
Stanton E. Ross
President and Chief Executive Officer

Each person whose signature appears below authorizes Stanton E. Ross to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stanton E. Ross	March 9, 2009
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 9, 2009
Leroy C. Richie, Director

/s/ Edward Juchniewicz	March 9, 2009
Edward Juchniewicz, Director

/s/ Elliot M. Kaplan	March 9, 2009
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 9, 2009
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 9, 2009
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer