Form 10-Q
period 2009-03-31
DIGITAL ALLY INC
filed 2009-05-01
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
__________________

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
Non-accelerated filer   ☒ Do not check if a smaller reporting company            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,718,617

FORM 10-Q
DIGITAL ALLY, INC.
MARCH 31, 2009

TABLE OF CONTENTS

Page(s)
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Balance Sheets – March 31, 2009 (Unaudited) and December 31, 2008	3

Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4

Condensed Statements of Stockholders’ Equity for the Three Months Ended March 31, 2009 (Unaudited)	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	6

Condensed Notes to the Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4. Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information.	27

Item 6. Exhibits.	27

SIGNATURES	28

Exhibits	29

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$288,504	$1,205,947
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2009 and $90,000 – 2008	4,473,907	6,242,306
Accounts receivable-other	510,757	414,176
Inventories	8,117,515	8,359,961
Prepaid income taxes	75,943	85,943
Prepaid expenses	201,004	217,916
Deferred taxes	2,060,000	1,345,000
Total current assets	15,727,630	17,871,249

Furniture, fixtures and equipment	2,646,105	2,471,205
Less accumulated depreciation and amortization	954,466	738,554
	1,691,639	1,732,651

Deferred taxes	935,000	975,000
Intangible assets, net	411,255	365,643
Other assets	102,834	149,066
Total assets	$18,868,358	$21,093,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,601,218	$2,791,565
Accrued expenses	930,128	1,053,624
Customer deposits	170,518	84,039
Total current liabilities	2,701,864	3,929,228

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 15,967,227 – 2009 and 15,926,077 – 2008	15,968	15,926
Additional paid in capital	18,793,969	18,428,292
Treasury stock, at cost (shares: 248,610 – 2009 and 210,360 - 2008)	(1,687,465)	(1,624,353)
Retained earnings (deficit)	(955,978)	344,516
Total stockholders’ equity	16,166,494	17,164,381
Total liabilities and stockholders’ equity	$18,868,358	$21,093,609

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008

	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)

Revenue	$4,389,184	$8,601,923
Cost of revenue	2,529,644	3,281,029
Gross profit	1,859,540	5,320,894
Operating expenses	3,827,165	2,825,054
Operating income (loss)	(1,967,625)	2,495,840
Interest income	9,131	26,947
Income (loss) before income tax provision	(1,958,494)	2,522,787
Income tax benefit (provision)	658,000	(846,000)
Net income (loss)	$(1,300,494)	$1,676,787

Net income (loss) per share information:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.10
Weighted average shares outstanding:
Basic	15,716,200	14,474,062
Diluted	15,716,200	17,280,460

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2009 (Unaudited)

	Common Stock		Additional		Retained
	Shares	Amount	Paid In Capital	Treasury stock	earnings (deficit)	Total
Balance, January 1, 2009	15,926,077	$15,926	$18,428,292	$(1,624,353)	$344,516	$17,164,381

Stock-based compensation	—	—	355,819	—	—	355,819

Excess tax benefits related to stock-based compensation	—	—	7,000	—	—	7,000

Stock options exercised at $1.00 per share	100,000	100	99,900	—	—	100,000

Common stock surrendered as consideration for cashless exercise of stock options	(58,850)	(58)	(97,042)	—	—	(97,100)

Purchase of 38,250 common shares for treasury	—	—	—	(63,112)	—	(63,112)

Net (loss)	—	—	—	—	(1,300,494)	(1,300,494)

Balance, March 31, 2009	15,967,227	$15,968	$18,793,969	$(1,687,465)	$(955,978)	$16,166,494

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31 2009	March 31, 2008
Cash Flows From Operating Activities:	(Unaudited)	(Unaudited)
Net income (loss)	$(1,300,494)	$1,676,787
Adjustments to reconcile net income (loss) to net cash flows (used in) operating activities:
Depreciation and amortization	220,912	82,324
Stock based compensation	355,819	173,402
Reserve for inventory obsolescence	164,166	70,309
Reserve for bad debt allowance	20,000	1,776
Deferred tax (benefit) provision	(675,000)	315,000

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	1,748,399	(2,496,569)
Accounts receivable - other	(96,581)	(47,906)
Inventories	78,280	(345,625)
Prepaid income taxes	10,000	—
Prepaid expenses	16,912	79,280
Other assets	46,232	(6,995)
Increase (decrease) in:
Accounts payable	(1,190,347)	(110,900)
Accrued expenses	(123,496)	378,545
Income taxes payable	—	187,500
Customer deposits	86,479	(222,491)
Unearned income	—	970
Net cash (used in) operating activities	(638,719)	(264,593)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(174,900)	(169,221)
Additions to intangible assets	(50,612)	—
Net cash (used in) investing activities	(225,512)	(169,221)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	2,900	757,710
Excess tax benefits related to stock-based compensation	7,000	302,500
Purchase of common shares for treasury	(63,112)	—
Net cash provided by (used in) financing activities	(53,212)	1,060,210
Increase (decrease) in cash and cash equivalents	(917,443)	626,396
Cash and cash equivalents, beginning of period	1,205,947	4,255,039
Cash and cash equivalents, end of period	$288,504	$4,881,435

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—
Cash payments for income taxes	$—	$41,000

Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for exercise of stock options	$97,100	$356,178

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

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004.  On November 30, 2004, the Company entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.  Since inception through early 2006, the Company was considered a development stage company, with its activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies.  In late March 2006, the Company shipped its first completed product, and became an operating company for financial accounting and reporting purposes.

The following is a summary of the Company’s Significant Accounting Policies:

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and line of credit, are at approximate fair value because of the short-term nature of these items.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of March 31, 2009 are short-term investments in repurchase agreements with its bank of approximately $580,000, which is collateralized 105% by the pledge of government agency securities.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements.  Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.  The Company has entered into several sublicense agreement whereby we have been assigned the exclusive rights to certain licensed materials used in our products.  These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material.  The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life.

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of March 31, 2009, there has been no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $26,587 and $45,066 for the three months ended March 31, 2009 and 2008, respectively. Such costs are included in cost of revenue in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $102,760 and $105,388 for the three months ended March 31, 2009 and 2008, respectively. Such costs are included in operating expenses in the statements of operations.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2008. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of income.  There were no interest or penalties incurred during the three months ended March 31, 2009 and 2008.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expenses incurred for the three months ended March 31, 2009 and 2008 were approximately $1,275,324 and $492,243, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 and 2008 includes: (a) compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the original provisions of SFAS No. 123, and (b) stock based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of portable digital video and audio recording devices. For the three months ended March 31, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended March 31,
	2009	2008
Sales by geographic area:
United States of America	$4,238,706	$7,562,926
Foreign	150,478	1,038,997
	$4,389,184	$8,601,923

Sales to customers outside of the United States are denominated in US dollars.  All Company assets are physically located within the United States.

NOTE 2.      BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE 3.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $90,000 as of March 31, 2009 and December 31, 2008, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents.  Three distributor/agents individually exceeded 10% and in the aggregate represented $1,886,584 or 43% of total revenues for the three months ended March 31, 2009.   Three distributor/agents individually exceeded 10% and in the aggregate represented $3,231,602 or 38% of total revenues for the three months ended March 31, 2008.   No other distributor/agent represented in excess of 10% of total sales in 2009 and 2008.

One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2009.  This customer represented an aggregate balance of $2,173,300 or 48.6% of our total accounts receivable balance as of March 31, 2009.  Two individual customer receivable balances each exceeded 10% of total accounts receivable as of December 31, 2008.  These customers represented an aggregated balance of $2,889,645 or 46% of total accounts receivable as of December 31, 2008.

The Company currently purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia.  Although the Company currently obtains certain of these components from single source suppliers, management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems resulting in significant production delays.  The Company has not historically experienced any significant supply disruptions from any significant vender, and does not anticipate future supply disruptions.  The Company acquires most of its components on a purchase order basis and does not have long-term contracts with suppliers.

NOTE 4.      INVENTORIES

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Raw material and component parts	$6,264,040	$6,038,313
Work-in-process	34,558	52,500
Finished goods	2,512,204	2,798,269
Reserve for excess and obsolete inventory	(693,287)	(529,121)
	$8,117,515	$8,359,961

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $223,168 and $273,017 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 5.      PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2009, the Company renewed the credit facility with a bank and increased available borrowings on a revolving basis of up to $2,500,000 from the prior maximum of $1,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (4.00% at March 31, 2009) minus 0.50%, with a floor of 5.50%. The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement) of $15.0 million. The line of credit matures on February 13, 2010. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the three months ended March 31, 2009.

NOTE 6.      ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued warranty expense	$277,453	$271,307
Accrued sales commissions	54,555	197,777
Accrued payroll and related fringes	344,917	208,633
Other	253,203	375,907
	$930,128	$1,053,624

Accrued warranty expense was comprised of the following for the three months ended March 31, 2009:

Beginning balance	$271,307
Provision for warranty expense	233,994
Charges applied to warranty reserve	(227,848)
Ending balance	$277,453

NOTE 7.      INCOME TAXES

The components of income tax (provision) benefit are as follows:

	2009	2008
Current taxes:
Federal	$—	$(474,000)
State	(17,000)	(57,000)

Total current taxes	(17,000)	(531,000)
Deferred tax (provision) benefit	675,000	(315,000)
Income tax (provision) benefit	$658,000	$(846,000)

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the three months ended March 31, 2009 and 2008 to our effective tax rate is as follows:

	2009	2008
U.S. Statutory tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	3.0%	(4.0)%
Research and development tax credits	3.1%	3.80%
Incentive stock option compensation	(1.5)%	(2.6)%
Other, net	(5.0)%	3.3%
Income tax (provision) benefit	33.6%	(33.5)%

The Company received total proceeds of $2,900 and $757,710 during the three months ended March 31, 2009 and 2008, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $64,739 and $911,303 relative to the exercise of such stock options and warrants during the three months ended March 31, 2009 and 2008, respectively.  The related excess tax benefits aggregated $7,000 and $302,500, which has been allocated directly to additional paid in capital during the three months ended March 31, 2009 and 2008, respectively.

The valuation allowance on deferred tax assets totaled $165,000 as of March 31, 2009 and December 31, 2008 and represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At March 31, 2009, the Company had available approximately $2,526,000 of net operating loss carryforwards available to offset future taxable income generated by the Company. Such tax net operating loss carryforwards expire between 2024 and 2029. In addition, the Company had research and development tax credit carryforwards totaling $472,900 available as of March 31, 2009, which expire between 2023 and 2029. Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

The Internal Revenue Code contains provisions under Section 382 which limit the Company's ability to utilize net operating loss carry-forwards in the event that the Company has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, all of its net operating loss and research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2029, allowing the Company to utilize all of the limited net operating loss carry-forwards during the carryforward period.

The Company’s federal and state income tax returns are closed by relevant statute for all tax years prior to 2004.

NOTE 8.      COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended March 31, 2009 and 2008 was $99,964 and $85,755, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (April 1, 2009 through December 31, 2009)	$298,005
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$859,471

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  One license contains a provision that requires minimum royalty payments equivalent to $90,000 per year beginning on the date of the first production delivery which is not expected to occur prior to 2010.  No other licenses contain provisions requiring minimum royalty payments.  Royalty expense related to these agreements aggregated $3,298 and $9,235 for the three months ended March 31, 2009 and 2008, respectively. Following is a summary of the Company’s licenses as of March 31, 2009:

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

 Subsequent to March 31, 2009, the Company exercised its right to terminate the limited license agreement entered into during January 2009.

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

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $37,485 for the three months ended March 31, 2009 and $-0- for the three months ended March 31, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the three months ended March 31, 2009. In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of March 31, 2009.

NOTE 9.      STOCK-BASED COMPENSATION
The Company recorded pretax compensation expense related to the grant of stock options issued of $355,819 and $173,402 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

On January 2, 2008, the Board of Directors approved the 2008 Plan, which reserved 1,000,000 shares to be granted under such Plan.  In addition, during January 2008, the Board of Directors approved the grant of options during to purchase 900,000 shares to executive officers and directors at an exercise price of $6.80 per share subject to a graduated four-year vesting period.  During November 2008, the Board of Directors approved the grant of options to purchase an additional 58,000 options to non-executive employees under the 2008 Plan.  The 2008 Plan was approved by the shareholders at the 2008 Annual Meeting of Stockholders held in May 2008. The Company granted a total of 45,000 options outside of the 2008 Stock Option Plan during the year ended December 31, 2008.  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each period and is reflected in the following table:

	Three months ended	Years ended December 31,
	March 31, 2009	2008	2007	2006	2005
Expected term of the options in years	2-5 years	2-6 years	3 years	3 years	3-10 years
Expected volatility of Company stock	78%	50% - 55%	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None	None	None
Risk-free interest rate	0.84% - 1.72%	2.37%-3.06%	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	5.00%	5.00%	0.0% - 5.00%	0%	0%

A summary of stock options outstanding follows:

	Three Months Ended March 31, 2009
Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	5,369,627	$2.62
Granted	180,000	1.59
Exercised	(41,150)	1.00
Surrendered/cancelled (cashless exercise)	(58,850)	1.00
Forfeited	(26,000)	3.25
Outstanding at end of period	5,423,627	$2.62
Exercisable at end of the period	4,348,881	$1.85
Weighted-average fair value for options granted during the period at fair value	180,000	$0.83

During the year ended December 31, 2008, the Board of Directors approved an amendment to the Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan that allows for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the aggregate purchase/exercise price of other options exercised.  During the three months ended March 31, 2009, a total of 58,850 options with an intrinsic value of $38,250 were surrendered and cancelled as consideration for the cashless exercise.

At March 31, 2009, the aggregate intrinsic value of options outstanding was approximately $895,000, the aggregate intrinsic value of options exercisable was approximately $895,500, and the aggregate intrinsic value of options exercised during the three months ended March 31, 2009, was $64,739.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2008, was $2,598,193.

As of March 31, 2009, the unamortized portion of stock compensation expense on all existing stock options was $2,441,048, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2009:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	2,894,706	7.2 years	2,719,039	7.0 years
$2.00 to $2.99	1,258,921	2.5 years	1,258,921	2.5 years
$3.00 to $3.99	58,000	4.6 years	19,338	4.6 years
$4.00 to $4.99	267,000	8.5 years	223,250	8.5 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	905,000	8.7 years	5,000	8.8 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	7.4 years	103,333	8.2 years
$9.00 to $9.99	10,000	4.3 years	20,000	7.5 years
	5,423,627	6.4 years	4,348,881	5.8 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and also issued warrants to the investors in conjunction with their purchase of common stock in a private placement. All outstanding warrants were exercised during the year ended December 31, 2008, and at March 31, 2009, none remain outstanding.   The aggregate intrinsic value of warrants exercised during the three months ended March 31, 2008, was $1,625,600.

NOTE 11.    NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and earnings per share outstanding and income per share for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Numerator for basic and diluted income per share – Net income (loss)	$(1,300,494)	$1,676,787

Denominator for basic income per share – weighted average shares outstanding	15,716,200	14,474,062
Dilutive effect of shares issuable under stock options and warrants outstanding	—	2,806,398

Denominator for diluted income per share – adjusted weighted average shares outstanding	15,716,200	17,280,460

Net income (loss) per share:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.10

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  All outstanding stock options were excluded from the diluted earnings (loss) per share calculation for the three months ended March 31, 2009 because their effect was antidilutive.  For the three months ended March 31, 2008, weighted-average outstanding stock options and warrants totaling 2,500 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share for 2008.

NOTE 12.    RELATED PARTY TRANSACTIONS

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that served as an independent sales agent is owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $36,602 for the three months ended March 31, 2008. Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

NOTE 13.    RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as     equity in the consolidated financial statements.  FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R "Business Combinations"("FAS No. 141R"). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  FAS No. 141R also provides guidance  for  recognizing  and  measuring  the  goodwill  acquired  in the business combination and determines what information to disclose to enable users of the  financial  statements  to evaluate  the nature and  financial effects of the  business  combination.  FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company’s first quarter of 2009. As this pronouncement is only disclosure related, it did not have an impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible asset recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and was adopted by the Company in the first quarter of 2009. There was no impact resulting from the adoption of FSP EITF 03-6-1.

NOTE 14.    SUBSEQUENT EVENT

Effective on April 23, 2009, Robert Haler resigned his position as Chief Technology Officer of the Company to pursue other opportunities.  In connection with his resignation, Mr. Haler entered into a separation agreement with the Company (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, Mr. Haler will receive severance pay of $16,667 per month for a period of eighteen months, along with the continuation of medical insurance coverage for such eighteen month period, and will participate in transitional duties and assistance as the Company may require from time to time during such period.  Mr. Haler also agreed to surrender and/or forfeit all of his outstanding, vested and unvested stock options, totaling 950,000 options with exercise prices ranging from $1.00 to $6.80 per share.  In addition, the Separation Agreement also contains standard non-compete, nondisclosure and non-solicitation provisions for the eighteen month period.  The Company is evaluating the financial accounting and reporting of this event, which will be reflected in the financial statements for the three months ended June 30, 2009.

*************************************

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our relatively short operating history; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues and profits in the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies; (vi) our ability to deliver our new product offerings as scheduled and have them  perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities; (ix) our ability to continue to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-500 product and DVM 500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our market; (xvii) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on manufacturers and suppliers; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxxiv) indemnification of our officers and directors.

Recent Developments for the Company

Overview

We supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.

Since our inception in 2003 through the second quarter of 2006, we had been considered a development stage company, with our activities focused on organizational activities, including design and development of product lines, implementing a business plan, establishing sales channels, and development of business strategies.  In late March 2006, we sold and shipped our first completed product, thereby becoming an operating company.   We have experienced significant growth in revenues, whereby our revenues have increased from $4.1 million in 2006 to $32.6 million in 2008.  We have active research and development projects that we anticipate will result in several new products to be launched during 2009 and beyond.  The commercial release of our new DVM 750 in-car system has been significantly delayed, which has negatively impacted our revenues and operating results for the first quarter ended March 31, 2009.   We plan to begin commercial deliveries of the DVM-750 in the second quarter 2009.

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

For the Three Months Ended March 31, 2009 and 2008

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	58%	38%
Gross profit	42%	62%
Operating expenses	87%	33%
Operating income (loss)	(45%)	29%
Interest income (expense)	—%	—%
Income (loss) before income tax provision	(45%)	29%
Income tax (provision) benefit	15%	10%
Net income (loss)	(30%)	19%
Net income (loss) per share information:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.10

Revenues

We commenced delivery and sale of our digital video rear view mirror (DVM-500) product in March 2006 and have enjoyed revenue growth in every fiscal year since our initial deliveries.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.  In addition, we intend to expand our product line significantly in 2009, which we anticipate will contribute to our 2009 revenues.  These new product offerings include new products for end users other than law enforcement, as well as product upgrades and new product offerings for law enforcement uses.  Revenues for the three months ended March 31, 2009 and 2008 were $4,389,184 and $8,601,923, respectively, a decrease of $4,212,739 (49%), due to the following conditions:

•
We have experienced a decrease in overall revenues resulting from the challenging economy which has negatively impacted state, county and municipal budgets.  Our average order size decreased from approximately $9,600 during the three months ended March 31, 2008 to $6,000 during the three months ended March 31, 2009.  In addition, we shipped two individual orders in excess of $100,000 during the three months ended March 31, 2009 compared to five individual orders during the three months ended March 31, 2008. We expect that the current economic downturn will continue to depress certain state and local tax bases, which will negatively affect our business for the remainder of 2009.

•
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues during the three months ended March 31, 2009.  We were not able to compete for several large contracts that required the specifications of the DVM 750. In addition, we believe that customers may have delayed orders so that they could purchase the DVM-750 rather than its predecessor, the DVM-500 model.  Based upon our marketing efforts and the response we believe that demand for this new product will be strong. We plan to commence commercial deliveries of the DVM-750in the second quarter of 2009.

•
We believe that current and potential customers may be delaying orders in anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding, totaling over $4 billion, allocated to Law Enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, law enforcement agencies will have access to federal funding that has not been available to them in the past.  We believe that such funding will have a positive impact on our orders beginning in the second quarter of 2009, although we can offer no assurance in this regard.

•
Our international revenues decreased substantially to $150,478 during the three months ended March 31, 2009 as compared to $1,038,997 during the three months ended March 31, 2008.  Sales to certain countries that have been strong revenue sources for the Company on a historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distribution agents in six new countries since January 1, 2009, which brings our total to 30 agents representing our products in various countries throughout the world. We have experienced an increase in inquiries and bid activity from international customers in 2009.  Therefore, we expect international sales to improve in the remainder of 2009, base on an easing of economic, political and social conditions affecting our current international customers and as initial sales to new countries occur.  In addition, we believe that availability of the DVM-750 will help to improve our international revenues.

We expect that the current economic domestic and international economies downturn will continue to have an adverse effect on the budgets of our customers and negatively impact our business for the balance of 2009. However, we are hopeful that the increases in funding to states, counties and municipalities from the stimulus bill and the introduction of the DVM-75 may, help to offset some of the negative impact of the economic recession.

We have maintained consistent retail pricing on our digital video rear view mirror system during 2008 and do not plan any increases in the pricing during 2009 for the legacy DVM-500 system.  Our new products include an upgrade to the DVM-500 model, which will be sold at higher retail pricing levels during 2009 due to increased features.  However, international sales are typically priced at discounted rates because we are not required to provide certain customer support activities and we incur reduced sales commissions on such sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2009 and 2008 were $2,529,644 and $3,281,029, respectively, a decrease of $751,385 (23%).  The significant decrease is due to the decline in units sold, offset by a $164,166 increase in the reserve for slow moving and obsolete inventory during the three months ended March 31, 2009.  We believe these reserves are appropriate given our inventory levels at March 31, 2009 and the new product introductions we anticipate during the remainder of 2009.  We slowed production rates substantially during the three months ended March 31, 2009 due to the conversion of our production line for new products including the DVM-500 Plus and the DVM-750 and to reduce our finished goods inventory of the legacy DVM-500 system.  We no longer produce the legacy DVM-500 system and introduced the DVM-500 Plus system during December 2009.  The slowed production rates coupled with a significant decrease in revenues (49%) during the three months ended March 31, 2009, resulted in a substantial increase in our cost of revenues as a percent of revenues because of excess/idle production capacity. Our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales due to costs and inefficiencies related to advancing engineering prototypes to commercial production.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure the completed products meet our specifications and requirements.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expand our product line during 2009 and beyond.  We have recently hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain better through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines for the remainder of 2009, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities and more effective pricing negotiations and leverage.  In addition, we believe if we can increase production rates for the remainder of 2009, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to cost of sales improvements.   Nonetheless, we expect these supply chain efficiencies may be less than the impact from the introduction of new products on our cost of revenue during 2009, resulting in an overall increase in cost of revenue as a percentage of revenue.

Gross Margin

Gross margin for the three months ended March 31, 2009 and 2008 was $1,859,540 and $5,320,894, respectively, a decrease of $3,461,354 (65%).  The significant decrease is commensurate with the 49% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the three months ended March 31, 2009.  The gross margin percentages decreased to 42% for the three months ended March 31, 2009 from 62% for the three months ended March 31, 2008.  We expect our margins to be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products due to economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices. Nonetheless, on an overall basis we expect a decline in our gross margin percentage in 2009, due primarily to the impact of our new product offerings and our results in the first quarter of 2009.

Operating Expenses

Operating expenses were $3,827,165 and $2,825,054 for the three months ended March 31, 2009 and 2008, respectively, an increase of $1,002,111 (35%).  Overall operating expenses as a percentage of sales increased to 87% in 2009 compared to 33% in 2008. A summary of the significant components of operating expenses are as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Research and development expenses	$1,275,324	$492,243
Stock-based compensation	355,819	173,402
Sales commissions	298,962	655,162
Professional fees and expenses	329,002	315,369
Selling, general and administrative salaries	761,010	537,161
Other	807,048	651,717
Total	$3,827,165	$2,825,054

 Research and Development Expenses.  We continue to focus on bringing new products and updates and improvements to current products to market.   Our research and development expenses totaled $1,275,324 and $492,243 for the three months ended March 31, 2009 and 2008, respectively, an increase of $783,081 (159%).  The increase in 2009 was attributable to our continued efforts to develop new products and line extensions for our current products that we plan to bring to market during 2009, as well as additional internal staff additions related to the same activities.  We employed a total of 28 engineers at March 31, 2009, compared to 18 at March 31, 2008, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 29% in 2009 and 6% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the motorcycle, school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines.  We have experienced delays in the launch of our DVM-750 product, which was expected to be completed and in production during the fourth quarter of 2008, and then in the first quarter of 2009.  The delays have caused increased research and development expenses during the three months ended March 31, 2009 and several technical issues in the DVM-750 product.  We plan to begin commercial deliveries of the DVM-750 in the second quarter of 2009.   We hired a new Vice President of Engineering during April 2009 who will focus on cost management within our research and engineering group. However, our number of engineers devoted to research and development activities is expected to continue to exceed 2008 levels.  Therefore, we believe that research and development expenses will continue to increase during 2009, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Stock based Compensation Expenses.  Stock based compensation expenses totaled $355,819 and $173,402 for the three months ended March 31, 2009 and 2008, respectively, an increase of $182,417 (105%).  The increase in 2009 was primarily attributable to the timing of issuance and the longer vesting periods associated with the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  Because the 2008 Plan was not approved by our shareholders until the Annual Meeting in May 2008, there was no stock-based compensation expense related to the 2008 Plan during the three months ended March 31, 2008.  In addition, the 2008 Plan contains graduated vesting over a four-year period resulting in a portion of the related stock-based compensation expense recognized during the three months ended March 31, 2009.

Sales Commissions.  Sales commissions totaled $298,962 and $655,162 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $356,200 (54%).  The decrease in 2009 was commensurate with the 49% decrease in revenue experienced during the three months ended March 31, 2009 compared to 2008.  Sales commissions as a percentage of total revenues were 6.8% during the three months ended March 31, 2009, a slight decrease from the 7.6% experienced in 2008.  The decreased percentage is attributable to one of our commissioned sales agents becoming an employee and now serving as our international sales manager effective January 1, 2009.

Professional fees and expenses.  Professional fees and expenses totaled $329,002 and $315,369 for the three months ended March 31, 2009 and 2008, respectively, an increase of $13,633 (4%).  Professional fees and expenses, which primarily include legal and accounting expenses, increased because we incurred legal expenses related to the Dehuff litigation during 2009 which did not occur in 2008.  The Dehuff litigation remains pending as of March 31, 2009.

Selling, General and Administrative Salaries.  Selling, general and administrative salaries totaled $761,010 and $537,161 for the three months ended March 31, 2009 and 2008, respectively, an increase of $223,849 (42%).  The increase in 2009 was the result of added administrative personnel in particular in our sales and marketing department in order to build the infrastructure required for our planned growth in 2009 and beyond.  Effective January 2009, we have hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.  Selling, general and administrative salaries as a percentage of total revenues increased slightly to 17.3% during the three months ended March 31, 2009 compared to 6.2% during 2008.

Other Operating Expenses. Other operating expenses totaled $807,048 and $651,717 for the three months ended March 31, 2009 and 2008, respectively, an increase of $155,331 (24%).  The increase in 2009 was primarily due to increased facility-related expenses, depreciation, insurance, information technology and travel during 2009.  We have leased additional engineering and production facilities to accommodate our expanded staff and expected new products.  Other operating expenses as a percentage of total revenues were 18% during the three months March 31, 2009 compared to 8% during 2008.

Operating Income (loss)

For the reasons previously stated, our operating income (loss) was ($1,967,625) and $2,495,840 for the three months ended March 31, 2009 and 2008, respectively, a decline of $4,463,465 (179%).  Operating income (loss) as a percentage of revenues declined to (45%) in 2009 as compared to 29% in 2008.  We expect that the negative trends in operating income (loss) will improve in 2009 as our revenue and gross margins dollars increase and through management’s continued monitoring and control over selling general and administrative expenses.

Other Income (Expense)

Other income (expense) which is composed of interest income declined to $9,131 in the three months ended March 31, 2009 from $26,947 in 2008.  The decrease in interest income was a result of our decreased average cash balances coupled with a significantly lower average interest rate earned on such balances during the three months ended March 31, 2009 compared to 2008.

Income before Income Tax (Provision) Benefit

As a result of the above, we reported income (loss) before income tax (provision) benefit of ($1,958,494) and $2,522,787 for the three months ended March 31, 2009 and 2008, respectively, a decline of $4,481,281 (178%).

Income Tax (Provision) Benefit

Our income tax benefit was $658,000 for the three months ended March 31, 2009, compared to an income tax provision of $846,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, we recorded a benefit for income taxes at an effective tax rate of 33.6% as compared to a provision at an effective rate of 33.5% for 2008. We have approximately $2,526,000 of net operating loss carryforwards as of March 31, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2009 and 2008, we reported net income (loss) of ($1,300,494) and $1,676,787, respectively, a decrease of $2,977,281.

Basic and Diluted Income (Loss) per Share

The basic income (loss) per share was ($0.08) and $0.12 for the three months ended March 31, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income (loss) per share was ($0.08) and $0.10, respectively, for the same periods.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 because of the net loss incurred.  The difference between basic and dilutive income per share for the three months ended March 31, 2008 is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: During 2009 and 2008, we principally funded our operations internally through cash flow from operations and the exercise of stock options and related tax benefits.  Prior to 2008, we primarily provided for our cash requirements through private placements of our common stock.  In 2005, we raised a net of $4.1 million from the sale of our common stock and, during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million.  During March 2006, we began shipment of our products and commenced the generation of revenues and operating cash flows to help support our activities.  During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank, which we utilized to support our activities.  In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million.  The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007.  During February 2009, our bank renewed our operating line of credit through February 2010 and expanded the borrowing capacity to $2.5 million.  As of March 31, 2009, we had working capital of $13,025,766 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Cash and cash equivalents balances:  As of March 31, 2009, we had cash and cash equivalents with an aggregate balance of $288,504, a decline from a balance of $1,205,947 at December 31, 2008.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $917,443 net decrease in cash during the three months ended March 31, 2009:

•
Operating activities: $638,719 of net cash used in operating activities, generated primarily from our net loss and a substantial decrease in accounts payable, decrease in accrued expenses and non-cash deferred tax benefits partially offset by cash provided by a decrease in accounts receivable adjusted and non-cash charges, such as depreciation and amortization, reserves for inventory obsolescence and stock based compensation expense.

•
Investing activities:   $225,512 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the purchase of technology licenses utilized in our products.

•
Financing activities:  $53,212 of net cash used in financing activities, representing the proceeds from stock option and warrants exercised and the related excess tax benefit offset by the purchase of common shares for treasury.

Operating activities:  Net cash used in operating activities was $638,719 and $264,593 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $374,126.  The negative cash flow from operations for the three months ended March 31, 2009 is primarily the result of a our net losses, non-cash credits for deferred tax benefits and a substantial decrease  in trade accounts payable ($1,190,347)  during 2009.   Our accounts payable decreased as result of payments coming due for inventory purchased during the fourth quarter of 2008.  Net collections of accounts receivable balances and non cash charges for stock based compensation, reserves for inventory obsolescence and depreciation and amortization during the three months ended March 31, 2009 partially offset negative operating cash flows.  We intend to increase revenues, return to profitability and to decrease our inventory balances during the remainder of 2009, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $225,512 and $169,221 for the three months ended March 31, 2009 and 2008, respectively.  In both 2009 and 2008, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2009, we acquired several licenses for technology utilized in our products and included in intangible assets.

Financing activities:  During the three months ended March 31, 2009, net cash used in financing activities was $53,212, which is attributable to the purchase of common shares held in treasury in the amount of $63,112 partially offset by proceeds from the exercise of stock purchase options of $2,900 and the related excess tax benefit totaling $7,000.  During 2008, we received proceeds from the exercise of stock purchase options of $757,710 and the related excess tax benefit totaling $302,500.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $917,443 to $288,504 for the three months ended March 31, 2009.

Commitments:

We had $288,504 of cash and cash equivalent balances and net positive working capital approximating $13 million as of March 31, 2009.  Accounts receivable balances represented $4,473,907 of our net working capital at March 31, 2009.  We expect our outstanding receivables will be collected timely and the overall level will be reduced substantially during the remainder of 2009, which will provide positive cash flows to support our operations in 2009.  Inventory represented $8,117,515 of our net working capital at March 31, 2009.  We are actively managing the overall level of inventory and expect that such levels will be reduced substantially during the remainder of 2009, which will provide cash flow to help support our operations in 2009.  In addition, in February 2009 we renewed our revolving line of credit for an additional one year term until February 2010 and increased our maximum available borrowings to $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during the remainder of 2009.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million.

Capital Expenditures.  We had no material commitments for capital expenditures at March 31, 2009.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended March 31, 2009 and 2008 was $99,964 and $93,474, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (April 1, 2009 through December 31, 2009)	$298,005
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$859,471

License agreements.  The Company has several license agreements license agreements whereby we have been assigned the rights to certain licensed materials used in our products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  One license contains a provision that requires minimum royalty payments equivalent to $90,000 per year beginning on the date of the first production delivery which is not expected to occur prior to 2010.  No other licenses contain provisions requiring minimum royalty payments.  Royalty expense related to these agreements aggregated $3,298 and $9,235 for the three months ended March 31, 2009 and 2008, respectively. Following is a summary of our licenses as of March 31, 2009:

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

Subsequent to March 31, 2009, the Company exercised its right to terminate the limited license agreement entered into during January 2009.

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

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $37,485 for the three months ended March 31, 2009 and $-0- for the three months ended March 31, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the three months ended March 31, 2009. In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of March 31, 2009.

Critical Accounting Estimates

Certain accounting estimates used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates.  Our critical accounting estimates are set forth below and have not changed during the three months ended March 31, 2009 and 2008.

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

Sensitivity Analysis.  Prior to 2007, we did not consider an allowance for doubtful accounts necessary.  However, with continued monitoring we determined the need to establish an allowance due to our rapid growth during 2007 through 2009.  Even though we do not anticipate bad debt losses based on our excellent customer payment history, we have established a reserve and will monitor it regularly.

Inventories

Nature of estimates required.  In our fourth year of production, we have carried large quantities of component inventory in order to meet our customers’ demands.  This inventory consisted of electronic circuitry, boards and camera parts.  Given the nature of potential obsolescence in this ever-changing environment, there is a risk of impairment in inventory that is unsalable, non-refundable, slow moving or obsolete.  The use of estimates is required in determining the salvage value of this inventory.

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

Sensitivity analysis.  Prior to 2007, we did not consider the need for a warranty accrual based upon actual warranty costs due to the limited amount of sales.  As sales volume has continued to grow at a rapid pace during 2007 through 2009, there is a greater risk for increased warranty costs and we have established and maintained a warranty reserve based on our analysis of projected warranty costs.  We will continue to assess the warranty accrual on a quarterly basis and take the necessary measures to adjust the accrual as deemed appropriate.

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

Assumptions and approach used.  Historically, management has provided a 100% valuation allowance against all deferred tax assets because of our history of operating losses and unproven marketability and profitability of our products.  During 2006, we began shipping products which has resulted in substantial revenue growth whereby we have generated significant taxable income in 2008 and 2007.  Management has evaluated the likelihood of our ability to realize our deferred tax assets through principally the current and anticipated generation of taxable income.  Based on that evaluation, management has determined that the valuation allowance should be substantially reduced as of December 31, 2007.  There was no change in the valuation allowance during the three months ended March 31, 2009 and 2008.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

(Not Applicable)

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

( c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	----	----	----	$8,375,647
February 1 to 28, 2009	----	----	----	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535 [2]

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

[2] The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 248,610 shares have been repurchased under this program as of March 31, 2009, at a total cost of $1,687,465 ($6.79 per share average).  As a result, $8,312,535 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

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

31.1 Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2 Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 1, 2009
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