Form 10-Q
period 2009-06-30
DIGITAL ALLY INC
filed 2009-07-30
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” i n Rule 12b-2 of Exchange Act.

Large accelerated filer ☐                                                                                             Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July24, 2009
Common Stock, $0.001 par value	15,794,649

FORM 10-Q
DIGITAL ALLY, INC.
JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$324,367	$1,205,947
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2009 and $90,000 – 2008	6,360,384	6,242,306
Accounts receivable-other	540,330	414,176
Inventories	8,172,087	8,359,961
Prepaid income taxes	97,443	85,943
Prepaid expenses	176,082	217,916
Deferred taxes	2,020,000	1,345,000
Total current assets	17,690,693	17,871,249
Furniture, fixtures and equipment	2,759,024	2,471,205
Less accumulated depreciation and amortization	1,155,090	738,554
	1,603,934	1,732,651
Deferred taxes	950,000	975,000
Intangible assets, net	362,063	365,643
Other assets	99,893	149,066
Total assets	$20,706,583	$21,093,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,184,354	$2,791,565
Accrued expenses	1,205,685	1,053,624
Customer deposits	64,119	84,039
Total current liabilities	4,454,158	3,929,228

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 16,035,759 – 2009 and 15,926,077 – 2008	16,036	15,926
Additional paid in capital	19,044,485	18,428,292
Treasury stock, at cost (shares: 248,610 – 2009 and 210,360 - 2008)	(1,687,465)	(1,624,353)
Retained earnings (deficit)	(1,120,631)	344,516
Total stockholders’ equity	16,252,425	17,164,381
Total liabilities and stockholders’ equity	$20,706,583	$21,093,609

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2009 AND 2008 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Product revenue	$6,661,182	$8,846,247	$10,704,386	$17,385,899
Other revenue	356,014	41,556	701,994	103,827
Total revenue	7,017,196	8,887,803	11,406,380	17,489,726
Cost of revenue	3,506,591	3,458,271	6,036,235	6,739,300
Gross profit	3,510,605	5,429,532	5,370,145	10,750,426
Selling, general and administrative expenses:
Research and development expense	792,149	659,691	2,067,473	1,091,734
Selling, advertising and promotional expense	772,178	851,220	1,173,900	1,596,461
Stock-based compensation expense	349,480	400,909	705,299	574,311
Charges related to purchase and cancellation of employee stock options	358,104	-	358,104	-
General and administrative expense	1,524,337	1,238,782	3,318,638	2,713,150
Total selling, general and administrative expenses	3,796,248	3,150,602	7,623,414	5,975,656
Operating income (loss)	(285,643)	2,278,930	(2,253,269)	4,774,770

Interest income	8,989	22,350	18,122	49,297
Income (loss) before income tax benefit (provision)	(276,654)	2,301,280	(2,235,137)	4,824,067
Income tax benefit (provision)	112,000	(889,000)	770,000	(1,735,000)
Net income (loss)	$(164,654)	$1,412,280	$(1,465,147)	$3,089,067

Net income (loss) per share information:
Basic	$(0.01)	$0.09	$(0.09)	$0.21
Diluted	$(0.01)	$0.08	$(0.09)	$0.18

Weighted average shares outstanding:
Basic	15,730,657	15,329,259	15,723,402	14,901,660
Diluted	15,730,657	17,694,285	15,723,402	17,173,787

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury stock	Retained earnings (deficit)	Total
Balance, January 1, 2009	15,926,077	$15,926	$18,428,292	$(1,624,353)	$344,516	$17,164,381

Stock-based compensation	—	—	1,063,403	—	—	1,063,403

Excess (deficiency) in tax benefits related to stock-based compensation	—	—	(130,000)	—	—	(130,000)

Restricted common stock grant	25,000	25	58,725	—	—	58,750

Deferral of restricted stock grant compensation related to vesting in future periods	—	—	(58,750)	—	—	(58,750)

Stock options exercised at $1.00 per share	100,000	100	99,900	—	—	100,000

Stock options exercised at $1.60 per share	136,401	136	218,106	—	—	218,242

Common stock surrendered as consideration for cashless exercise of stock options	(151,719)	(151)	(315,191)	—	—	(315,342)

Purchase of 38,250 common shares for treasury	—	—	—	(63,112)	—	(63,112)

Purchase and cancellation of employee stock options	—	—	(320,000)	—	—	(320,000)

Net (loss)	—	—	—	—	(1,465,147)	(1,465,147)

Balance, June 30, 2009	16,035,759	$16,036	$19,044,485	$(1,687,465)	$(1,120,631)	$16,252,425

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,465,147)	$3,089,067
Adjustments to reconcile net income (loss) to net cash flows (used in) operating activities:
Depreciation and amortization	434,571	133,097
Stock based compensation	1,063,403	574,311
Reserve for inventory obsolescence	167,728	87,335
Reserve for bad debt allowance	20,000	1,776
Deferred tax (benefit) provision	(650,000)	(95,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(138,078)	(3,580,862)
Accounts receivable - other	(126,154)	(122,825)
Inventories	20,146	(1,565,828)
Prepaid income taxes	(11,500)	—
Prepaid expenses	41,834	29,831
Other assets	49,173	35,749
Increase (decrease) in:
Accounts payable	392,789	308,239
Accrued expenses	152,061	489,217
Income taxes payable	—	(76,000)
Customer deposits	(19,920)	(226,166)
Unearned income	—	(3,864)
Net cash (used in) operating activities	(69,094)	(921,923)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(287,818)	(394,743)
Additions to intangible assets	(14,456)	(82,689)
Net cash (used in) investing activities	(302,274)	(477,432)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	2,900	1,953,510
Excess (deficiency) in tax benefits related to stock-based compensation	(130,000)	1,805,000
Purchase of common shares for treasury	(63,112)	—
Purchase of employee stock options	(320,000)	—
Net cash provided by (used in) financing activities	(510,212)	3,758,510
Increase (decrease) in cash and cash equivalents	(881,580)	2,359,155
Cash and cash equivalents, beginning of period	1,205,947	4,255,039
Cash and cash equivalents, end of period	$324,367	$6,614,194

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—

Cash payments for income taxes	$21,500	$101,000

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$58,750	$—
Common stock surrendered as consideration for exercise of stock options	$315,342	$378,110

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

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.   Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product.

The Company sells through two separate and distinct channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer consistent with the provisions of Staff Accounting Bulletin (“SAB”) #101 as amended by SAB # 104.

•
Sales to international customers are generally made through independent distributors who purchase the product from us at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor consistent with the provisions of SAB #101 as amended by SAB #104.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheet until payments are remitted.

Other revenue is comprised of revenues from repair services, leasing services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon delivery and acceptance of the service or materials consistent with the provisions of Staff Accounting Bulletin (“SAB”) #101 as amended by SAB # 104.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of June 30, 2009 are short-term investments in repurchase agreements with its bank of approximately $312,000, which is collateralized 105% by the pledge of government agency securities.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements.  Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.  The Company has entered into several sublicense agreements whereby we have been assigned the exclusive rights to certain licensed materials used in our products.  These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material.  The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life.

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. As of June 30, 2009, there has been no impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses.

Customer deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history. Customer deposits are reflected as a current liability in the accompanying balance sheet.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $31,099 and $30,324 for the three months ended June 30, 2009 and 2008, and $57,686 and $75,390 for the six months ended June 30, 2009, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the year in which they are incurred. The Company incurred total advertising expense of approximately $131,864 and $86,289 for the three months ended June 30, 2009 and 2008, and $234,624 and $176,368 for the six months ended June 30, 2009 and 2008, respectively. Such costs are included in operating expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of income.  There were no interest or penalties incurred during the three and six months ended June 30, 2009 and 2008.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Research and development expenses incurred for the three months ended June 30, 2009 and 2008 were approximately $792,194 and $659,691, and $2,067,473 and $1,091,734 for the six months ended June 30, 2009 and 2008, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the original provisions of SFAS No. 123, and (b) stock based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of portable digital video and audio recording devices. For the three and six months ended June 30, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales by geographic area:
United States of America	$6,842,426	$5,168,868	$11,081,134	$12,731,794
Foreign	174,770	3,718,935	325,246	4,757,932
	$7,017,196	$8,887,803	$11,406,380	$17,489,726

Sales to customers outside of the United States are denominated in US dollars.  All Company assets are physically located within the United States.

NOTE 2.  BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $90,000 as of June 30, 2009 and December 31, 2008, respectively.

The Company sells primarily through a network of unaffiliated distributors/sales agents.  Three distributor/agents individually exceeded 10% and in the aggregate represented $5,189,032 or 45.5% of total revenues for the six months ended June 30, 2009.   Two distributor/agents individually exceeded 10% and in the aggregate represented $6,810,763 or 39% of total revenues for the six months ended June 30, 2008.   No other distributor/agent represented in excess of 10% of total sales in 2009 and 2008.

Two individual customer receivable balances exceeded 10% of total accounts receivable as of June 30, 2009.  These customers represented an aggregate balance of $2,125,375 or 33% of our total accounts receivable balance as of June 30, 2009.  Two individual customer receivable balances each exceeded 10% of total accounts receivable as of December 31, 2008.  These customers represented an aggregated balance of $2,889,645 or 46% of total accounts receivable as of December 31, 2008.

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

NOTE 4.  INVENTORIES

Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw material and component parts	$5,353,423	$6,038,313
Work-in-process	1,138,992	52,500
Finished goods	2,376,521	2,798,269
Reserve for excess and obsolete inventory	(696,849)	(529,121)
	$8,172,087	$8,359,961

Finished goods inventory includes units held by potential customers for test and evaluation purposes. Test and evaluation units totaled $303,665 and $273,017 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 5.  PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2009, the Company renewed the credit facility with a bank and increased available borrowings on a revolving basis of up to $2,500,000 from the prior maximum of $1,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (4.00% at June 30, 2009) minus 0.50%, with a floor of 5.50%. The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $14.0 million as of June 30, 2009 and $15.0 million thereafter.  The line of credit matures on February 13, 2010. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the three and six months ended June 30, 2009.

Tangible net worth was in excess of $15.5 million as of June 30, 2009.  The credit facility defines tangible net worth as the net book value of our total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; the capitalized costs of patents, trademarks, service marks and copyrights net of amortization.

NOTE 6.   ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued warranty expense	$291,955	$271,307
Accrued sales commissions	207,589	197,777
Accrued payroll and related fringes	268,630	208,633
Employee separation agreement	286,353	—
Other	151,158	375,907
	$1,205,685	$1,053,624

Accrued warranty expense was comprised of the following for the six months ended June 30, 2009:

Beginning balance	$271,307
Provision for warranty expense	85,991
Charges applied to warranty reserve	(65,343)
Ending balance	$291,955

NOTE 7.   INCOME TAXES

The components of income tax (provision) benefit are as follows:

	2009	2008
Current taxes:
Federal	$131,500	$(1,640,000)
State	(11,500)	(190,000)
Total current taxes	120,000	(1,830,000)
Deferred tax (provision) benefit	650,000	95,000
Income tax (provision) benefit	$770,000	$(1,735,000)

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the six months ended June 30, 2009 and 2008 to our effective tax rate is as follows:

	2009	2008
U.S. Statutory tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	3.0%	(4.0)%
Research and development tax credits	2.7%	3.8%
Incentive stock option compensation	(4.0)%	(2.6)%
Other, net	(1.2)%	0.8%
Income tax (provision) benefit	34.5%	(36.0)%

The Company received total proceeds of $2,900 and $2,331,675 during the six months ended June 30, 2009 and 2008, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $167,039 and $5,321,884 relative to the exercise of such stock options during the six months ended June 30, 2009 and 2008, respectively.  During April 2009, the Company repurchased and cancelled outstanding options from a former employee to acquire a total of 950,000 shares of common stock for approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.   The related deficiency in tax benefits aggregated $130,000 for the six months ended June 30, 2009 and the excess tax benefits aggregated $1,805,000 for the six months ended June 30, 2008, which has been allocated directly to additional paid in capital.

The valuation allowance on deferred tax assets totaled $165,000 as of June 30, 2009 and December 31, 2008 and represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At June 30, 2009, the Company had available approximately $2,208,000 of net operating loss carryforwards available to offset future taxable income generated by the Company. Such tax net operating loss carryforwards expire between 2024 and 2029. In addition, the Company had research and development tax credit carryforwards totaling $472,000 available as of June 30, 2009, which expire between 2023 and 2029. Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended June 30, 2009 and 2008 was $96,629 and $85,755, and for the six months ended June 30, 2009 and 2008 was $196,593 and $171,510, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (July 1, 2009 through December 31, 2009)	$198,670
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$760,136

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $15,899 and $18,989 for the six months ended June 30, 2009 and 2008, respectively. Following is a summary of the Company’s licenses as of June 30, 2009:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2010	Automatically renews for one year periods unless terminated by either party.
Production license agreement	October, 2008	October, 2011	Terminated in April 2009.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.
Limited license agreement	January, 2009	Perpetual	Terminated by Digital Ally, Inc. in April 2009.

During April 2009, the Company exercised its rights to terminate the limited license agreement entered into during January 2009.  In addition, the Company terminated its production software license agreement entered into during October 2008 because of failure of the counter party to deliver the required materials.  These terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests (refer to “Litigation”) pursuant to these agreements.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the claims and discovery has commenced.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $77,607 for the six months ended June 30, 2009 and $-0- for the six months ended June 30, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the six months ended June 30, 2009. In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of June 30, 2009.

NOTE 9.  STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options issued of $1,063,403 and $574,311 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.

In addition to the Stock Option and Restricted Stock Plans described above the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms in the years before 2009.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for the determining the grant-date fair value of options during each period and is reflected in the following table:

	Six months ended	Years ended December 31,
	June 30, 2009	2008	2007	2006	2005
Expected term of the options in years	2-5 years	2-6 years	3 years	3 years	3-10 years
Expected volatility of Company stock	78% - 82%	50% - 55%	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None	None	None
Risk-free interest rate	0.84% - 2.52%	2.37%-3.06%	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	5.00%	5.00%	0.0% - 5.00%	0%	0%

A summary of stock options outstanding follows:

	Six Months Ended June 30, 2009
Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	5,369,627	$2.62
Granted	520,000	1.76
Exercised	(84,682)	1.31
Surrendered/cancelled (cashless exercise)	(151,719)	1.37
Forfeited	(998,500)	2.20

Outstanding at end of period	4,654,726	$2.68

Exercisable at end of the period	3,455,358	$1.99

Weighted-average fair value for options granted during the period at fair value	520,000	$0.95

During the year ended December 31, 2008, the Board of Directors approved an amendment to the Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan that allows for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the aggregate purchase/exercise price of other options exercised.  During the six months ended June 30, 2009, a total of 151,719 options with an intrinsic value of $140,554 were surrendered and cancelled as consideration for the cashless exercise price of 151,719 shares issued upon the exercise of stock options.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total 950,000 shares (included in forfeited options in the above table) for total consideration of approximately $320,000.  These stock options included both vested and unvested options and resulted in the immediate recognition of $323,000 in compensation expense related to unvested stock options during the six months ended June 30, 2009.   The repurchase price of $320,000 was charged directly to additional paid-in capital.  In addition, the resulting deficiency in income tax deductions approximated $130,000 which was also charged directly to additional paid-in capital during six months ended June 30, 2009.

At June 30, 2009, the aggregate intrinsic value of options outstanding was approximately $2,158,273, the aggregate intrinsic value of options exercisable was approximately $1,926,853, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2009, was $167,040.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2008, was $7,008,805.

As of June 30, 2009, the unamortized portion of stock compensation expense on all existing stock options was $2,134,943, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2009:

	Outstanding options		Exercisable options
Exercise price range	Number	Weighted average remaining contractual life	Number	Weighted average remaining contractual life
$1.00 to $1.99	2,393,305	7.3 years	1,982,638	6.8 years
$2.00 to $2.99	1,141,421	2.8 years	1,058,921	2.3 years
$3.00 to $3.99	58,000	4.3 years	38,674	4.4 years
$4.00 to $4.99	267,000	8.3 years	245,125	8.3 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	755,000	8.5 years	5,000	8.5 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	7.2 years	88,333	7.8 years
$9.00 to $9.99	10,000	4.1 years	36,667	5.6 years
	4,654,726	6.4 years	3,455,358	5.5 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and also issued warrants to the investors in conjunction with their purchase of common stock in a private placement.

All outstanding warrants were exercised during the year ended December 31, 2008, and at June 30, 2009, none remain outstanding.   The aggregate intrinsic value of warrants exercised during the six months ended June 30, 2008 was $2,778,363.  At June 30, 2008, the aggregate intrinsic value of the warrants outstanding was approximately $409,113.

Restricted stock grants The Board of Directors has granted restricted stock awards under the Plans.  Restricted stock awards are valued on the date of grant and have no purchase price. Restricted stock awards typically vest over four years in increments on the first (10%), second (20%), third (30%) and fourth (40%) anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, dependent upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2009 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2009	—	$—
Granted	25,000	2.35
Vested	—	—
Forfeited	—	—
Nonvested balance, June 30, 2009	25,000	$2.35

During 2009, the Company granted 25,000 shares of restricted stock to a non-employee director pursuant to a restricted stock agreement. The grant consisted of 25,000 shares that vest on a graduated scale over four years in increments on the first (10%), second (20%), third (30%) and fourth (40%) anniversaries of the grant date. The Company estimated the fair market value of this restricted stock grant based on the closing market price on the date of grant ($2.35 per share) which aggregated $58,750. As of June 30, 2009, there was $58,750 of total unrecognized compensation costs related to the non-vested restricted stock grant which will be amortized over the next 48 months in accordance with the graduated vesting scale.

NOTE 11.  NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and earnings (loss) per share outstanding and income per share for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Numerator for basic and diluted income per share – Net income (loss)	$(164,654)	$1,412,280	$(1,465,147)	$3,089,067

Denominator for basic income (loss) per share – weighted average shares outstanding	15,730,657	15,329,259	15,723,402	14,901,660
Dilutive effect of shares issuable under stock options and warrants outstanding	—	2,365,026	—	2,272,127

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	15,730,657	17,694,285	15,723,402	17,173,787

Net income (loss) per share:
Basic	$(0.01)	$0.09	$(0.09)	$0.21
Diluted	$(0.01)	$0.08	$(0.09)	$0.18

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  All outstanding stock options were excluded from the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2009 because their effect was antidilutive.  For the three and six months ended June 30, 2009 and 2008, respectively, weighted-average outstanding stock options and warrants totaling 4,654,726 and 30,000 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.

NOTE 12.  RELATED PARTY TRANSACTIONS

The Company sells primarily through a network of unaffiliated distributors/sales agents. An entity that previously served as an independent sales agent was owned by the spouse of one of the Company’s executive officers. The Company paid commissions on sales generated by this sales agent aggregating $36,602 for the six months ended June 30, 2008. Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

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

In December 2007, the FASB issued FAS No. 141 R "Business Combinations"("FAS No. 141R"). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  FAS No. 141R also provides guidance  for  recognizing  and  measuring  the  goodwill  acquired  in the business combination and determines what information to disclose to enable users of the  financial  statements  to evaluate  the nature and  financial effects of the  business  combination.  FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company has not entered into any business combinations therefore this statement has not had any impact on its financial position and results of operations upon adoption.

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets”.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible asset recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and was adopted by the Company in the first quarter of 2009. The adoption of FSP EITF 03-6-1 had no effect on its calculation of EPS.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and has been adopted by the Company.

In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 14.  SUBSEQUENT EVENTS

Management has evaluated and disclosed subsequent events up to and including July 29, 2009, which is the date the financial statements were available.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our relatively short operating history; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues and return to profitability, particularly in the second half of 2009, in the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the FirstVu and DVM-500 Ultra, and have them  perform as planned or advertised including our ability to produce and ship DVM-750’s to satisfy our order backlog in the second half of 2009; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 will translate into sales in the second half of 2009; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities; (ix) our ability to continue to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-500 product and DVM 500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) failure of digital video to yet be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on manufacturers and suppliers; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to continue to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products based upon portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter of 2008.  We have active research and development projects that we anticipate will result in several new products to be launched in the second half of 2009.

Our operating results have declined significantly during the past three quarters as our operating losses totaled $285,643 (second quarter 2009); $1,967,625 (first quarter 2009) and $1,044,123 (fourth quarter 2008).  In addition, we have experienced an increase in inventory levels during the same time frame. There have been a number of factors/trends affecting our recent performance which include:

•
We experienced a decrease in revenues during the fourth quarter 2008 and first quarter 2009 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, which will continue to make the remainder of 2009 a challenging business environment. Our second quarter 2009 revenues have shown significant improvement and we expect our sales for the balance of 2009 will improve as these conditions alleviate.

•
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in the first half of 2009 and this contributed to our decreased revenues and operating losses. We were not able to compete for several large contracts that required the specifications of the DVM-750. In addition, we bought substantial quantities of component parts in the fourth quarter 2008 and first quarter 2009 in anticipation of commencing commercial production of the DVM-750 beginning in the fourth quarter 2008, which increased our inventory balances.  Based upon our marketing efforts and the level of customer response we believe that demand for this new product will be very strong. Commercial deliveries of the DVM-750 commenced in the second quarter 2009, which were a prime component of our improved sales for the second quarter 2009 over the first quarter 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help improve our revenues for the balance of 2009.

•
We anticipated the assembly line changeover to the new DVM-500 Plus and DVM-750 products to occur during the fourth quarter 2008.  We built significant quantities of the legacy DVM-500 model in October and November 2008 to handle anticipated product demand during the conversion period.  As a result we held approximately 1,150 DVM-500 units in finished goods inventory at December 31, 2008.  The number of these units has been reduced to less than 400 units currently though sales activities in 2009 (average of 120 to 170 units sold per month).  The remaining legacy DVM-500 units are expected to be sold in the second half of 2009.  We have not found it necessary to offer any significant discounts to sell the DVM-500 units because their retail price point is below both the DVM-500 Plus and the DVM-750.   In addition, we need to maintain a minimal quantity of these units for warranty and service purposes.

•
We believe that current and potential customers may be delaying orders due to a number of factors, including budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding, estimated at over $4 billion, allocated to Law Enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs law enforcement agencies will have access to federal funding which has not been available to them in the past.  We believe that such funding will have a positive impact on our revenues in the future, but cannot predict the amount of the funds that will be used for products such as ours or the timing of the release of such funds.  We anticipate a reduction in our inventory balances for the remainder of 2009 as our sales increase and as we continue to maintain stricter inventory control.  To that end we reduced our inventories of the legacy DVM-500 systems in excess of 550 units during the second quarter 2009.and presently have fewer than 325 units remaining in inventory.

•
Our international revenues decreased substantially during the fourth quarter 2008 and first quarter 2009.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rates versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distributers in new countries.  We expect international sales to improve during the remainder of 2009, based on an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur.  In addition, we believe that availability of the DVM-750 will help to improve our international revenues.

Our recent operating losses and increases in inventory levels have led to deterioration in our cash levels and liquidity in the first half of 2009 compared to fiscal 2008.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, providing that we continue to satisfy the facility’s covenants including a $15.0 million minimum tangible net worth. Currently, we have no long or short-term debt outstanding and have approximately $13.2 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that are liquidity trends will improve during the balance of 2009 with increased revenues and a return to profitability and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

The current line-of-credit facility requires us to minimum tangible net worth $15 million until its maturity date in February 2010.  We currently have tangible net worth in excess of $15.2 million and may be in risk of not meeting such requirement if our current operating trends continue.  In the event that we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in February 2010 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

The Company’s stock price has been depressed, therefore management does not consider raising capital through an equity offering as a viable alternative to supplement working capital needs.  However, management would consider the issuance of equity capital as consideration for potential acquisitions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, li1quidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to the condensed financial statements).   In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended June 30, 2009 and 2008

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	50%	39%
Gross profit	50%	61%
Selling, general and administrative expenses:
Research and development expense	11%	7%
Selling, advertising and promotional expense	11%	10%
Stock-based compensation expense	5%	4%
Charge related to purchase and cancellation of employee stock option	5%	-
General and administrative expense	22%	14%
Total selling, general and administrative expenses	54%	35%
Operating income (loss)	(4%)	26%
Interest income (expense)	—%	—%
Income (loss) before income tax provision	(4%)	26%
Income tax (provision) benefit	2%	10%
Net income (loss)	(2%)	16%

Net income (loss) per share information:
Basic	$(0.01)	$0.09
Diluted	$(0.01)	$0.08

Revenues

We commenced delivery and sale of our digital video rear view mirror (DVM-500) product in March 2006 and generated significant revenues from this product line.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.  In December 2008 we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  In addition, we launched during the second quarter 2009 the new DVM-750 product series with many advanced features that targets the larger police agencies and urban areas.  The DVM-750 allows us to pursue a new market that we were not previously able to with our legacy DVM-500 product series. We also intend to expand our product line in the second half of 2009 through the introduction of our DVM 500 Ultra model that targets motorcycle, boat and ATV markets and the FirstVu which is mobile and clips onto an officer-pocket or uniform.  We anticipate the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVu will contribute to our 2009 revenues and supplementing our DVM-500 legacy sales.  Revenues for the three months ended June 30, 2009 and 2008 were $7,017,196 and $8,887,803, respectively, a decrease of $1,870,607 (21%), due to the following conditions:

•
We have experienced a decrease in revenues resulting from the challenging economy which has negatively impacted state, county and municipal budgets.  Our average order size decreased from approximately $12,700 during the three months ended June 30, 2008 to $9,600 during the three months ended June 30, 2009.  In addition, we shipped five individual orders in excess of $100,000 during the three months ended June 30, 2009 compared to seven individual orders in excess of $100,000 during the three months ended June 30, 2008.

•
We believe that delays in the introduction of our DVM-750 product resulted in significant lost revenues during the three months ended June 30, 2009.  We were not able to compete for several large contracts that required the specifications of the DVM 750. In addition, we believe that customers may have delayed orders so that they could purchase the DVM-750 rather than its predecessor, the DVM-500 model.  Based upon our marketing efforts and the response we believe that demand for this new product will be strong. We commenced commercial deliveries of the DVM-750 during May 2009 and it represented over 40% of our total revenues for the second quarter 2009.  We expect the DVM-750 to become our leading product in terms of revenues generated in the third quarter 2009 and for the balance of 2009.

•
We believe that current and potential customers may have delayed their orders due to a number of factors, including the budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.

•
Our international revenues decreased substantially to $174,470 during the three months ended June 30, 2009 as compared to $3,718,935 during the three months ended June 30, 2008.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distribution agents in six new countries since January 1, 2009, which brings our total to 30 agents representing our products in various countries throughout the world.  We have experienced an increase in inquiries and bid activity from international customers in 2009.

We have maintained consistent retail pricing on our DVM-500 models during 2009 and do not plan any increases in pricing during the remainder of 2009 for the legacy DVM-500 system.  Our new products include an upgrade to the DVM-500 model and the new DVM-750, which will be sold at higher retail pricing levels during 2009 due to increased features.  However, international sales are typically priced at discounted rates because we sell on a wholesale basis to our independent distributors who handle our international customer base.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2009 and 2008 were $3,506,591 and $3,458,271, respectively, a slight increase of $48,320 (1.4%).  The increase in costs of goods sold primarily reflects the impact of the introduction of the new DVM-750 product line and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second quarter 2009.  There were inefficiencies, training, rework and a high failure rate at final burn-in that substantially increased production costs during the three months ended June 30, 2009.  Such product conversion costs and inefficiencies are anticipated and are a main focus of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the three months ended June 30, 2009, reaching 60 to 70 units per day in late June 2009.  In addition, failure rates and rework are improving, but have not yet reached normal levels.  We anticipate that such rates will continue to improve dramatically during the balance of 2009.   Costs associated with the production line conversion to DVM-750 and DVM-500 Plus products, including the training, rework and high failure rates of the DVM-750 units coupled with a significant decrease in revenues (21%) during the three months ended June 30, 2009, resulted in a substantial increase in our cost of revenues as a percent of revenues to 50% as compared to the 39% rate during the three months ended June 30, 2008. We expect that our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales for the balance of 2009 compared to 2008 levels but will show improvement as compared to the first two quarters of 2009.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure the completed products meet our specifications and requirements which will cost less than $100,000 in total.

We have $696,849 in reserves for obsolete and excess inventories at June 30, 2009.  We have approximately 325 units of the legacy DVM-500 units in finished goods at June 30, 2009, which are expected to be fully liquidated during the balance of 2009 without requiring any pricing discounts.  We believe these reserves are appropriate given our inventory levels at June 30, 2009 and the new product introductions we anticipate during the remainder of 2009.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expand our product line during 2009 and beyond.  We have recently hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines for the remainder of 2009, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities and more effective pricing negotiations and leverage.  In addition, we believe if we can increase production rates for the remainder of 2009, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to cost of sales improvements.   Nonetheless, we expect these supply chain efficiencies may be less than the impact from the introduction of new products on our cost of revenue during 2009, resulting in an overall increase in cost of revenue as a percentage of revenue.

Gross Margin

Gross margin for the three months ended June 30, 2009 and 2008 was $3,510,605 and $5,429,532, respectively, a decrease of $1,918,927 (35%).  The significant decrease is commensurate with the 21% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the three months ended June 30, 2009.  The gross margin percentages decreased to 50% for the three months ended June 30, 2009 from 61% for the three months ended June 30, 2008.  We expect our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products due to economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices. Nonetheless, on an overall basis we expect a decline in our gross margin percentage for the balance of 2009 compared to 2008, due primarily to the impact of our new product offerings and our results in the first and second quarter of 2009.

Selling, General and Administrative Expenses

Operating expenses were $3,796,248 and $3,150,602 for the three months ended June 30, 2009 and 2008, respectively, an increase of $645,646 (21%).  Overall operating expenses as a percentage of sales increased to 54.1% in 2009 compared to 35.4% in 2008. A summary of the significant components of selling, general and administrative expenses are as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
Research and development expense	$792,149	$659,691
Selling, advertising and promotional expense	772,178	851,220
Stock-based compensation expense	349,480	400,909
Charge related to purchase and cancelation of employee stock options	358,104	-
General and administrative expense	1,524,337	1,238,782
Total	$3,796,248	$3,150,602

            Research and development expense.  We continue to focus on bringing new products and updates and improvements to current products to market.   Our research and development expenses totaled $792,149 and $659,691 for the three months ended June 30, 2009 and 2008, respectively, an increase of $132,458 (20%).  The increase in 2009 was attributable to our continued efforts to develop new products (in particular the DVM-750) and line extensions for our current products that we plan to bring to market during 2009, including additional internal staff additions related to such activities.  We employed a total of 24 engineers at June 30, 2009, compared to 18 at June 30, 2008, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 11% in 2009 and 7% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the motorcycle, school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines.  We have experienced delays in the launch of our DVM-750 product, which was expected to be completed and in production during the fourth quarter of 2008, and then in the first quarter of 2009.  The DVM-750 was launched and commercial deliveries began during the second quarter of 2009.The delays have caused increased research and development expenses during the three months ended June 30, 2009 as our engineers focused on initial production and other technical issues that developed in the DVM-750 product.  We hired a new Vice President of Engineering during April 2009, who has focused on cost management within our research and engineering group. However, our number of engineers devoted to research and development activities is expected to continue to exceed 2008 levels.  Therefore, we believe that research and development expenses will be comparable to our 2008 levels for the balance of 2009, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expense.  Selling, advertising and promotional expense totaled $772,178 and $851,220 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $79,042 (9%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents receive a commission on sales ranging from 5% to 10% of the gross sales price to the end customer.  Sales commissions totaled $640,314 and $764,931 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $124,617 (16%) which is commensurate with the 21% decline in sales and the higher percentage of domestic revenues versus foreign revenues during 2009 as compared to 2008.  Foreign sales are handled by independent distributors who buy product at a wholesale price fromus and resell it to their customers at a retail price and retain the margin as their compensation rather than receiving commission on such sales. Sales commissions as a percentage of overall sales increased to 9.1% during the three months ended June 30, 2009 as compared to 8.6% during the three months ended June 30, 2008, which is attributable to the significant decline in foreign revenues as a percentage of total revenues during 2009 (2.5%) as compared to 2008 (41.8%).

Promotional and advertising expenses totaled $131,864 during the three months ended June 30, 2009 as compared to $86,289 during the three months ended June 30, 2008, an increase of $45,575 (53%).  The significant increase is attributable to an increase in the number of trade shows attended including both domestic and international venues.  We believe our increased presence at such trade shows will lead to increased revenues through new leads and product demonstrations.  Our promotional expenses increased as we launched our new products in 2009, which required the development of new marketing brochures and material including wider advertising through trade magazines and journals.

Stock-based compensation expense.  Stock based compensation expense totaled $349,480 and $400,909 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $51,429 (13%).  The decrease was primarily attributable to the Separation Agreement of our former VP of Operations which included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately as a charge related to the purchase and cancellations of employee stock options.  Therefore normal amortization related to such options did not occur in 2009 subsequent to the resignation.

Charge related to purchase and cancellation of employee stock options.  Charges related to the purchase and cancellation of employee stock options totaled $358,104 and $0 for the three months ended June 30, 2009 and 2008, respectively, an increase of $358,104 (100%).  The increase in 2009 was attributable to the Separation Agreement entered into with our previous Vice President of Engineering who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options were expensed immediately.

General and administrative expense.  General and administrative expenses totaled $1,524,337 and $1,238,782 for the three months ended June 30, 2009 and 2008, respectively, an increase of $285,555 (23%).  This increase is attributable to professional fees and expenses which totaled $284,665 and $167,904 for the three months ended June 30, 2009 and 2008, respectively, an increase of $116,761 (70%).  Professional fees and expenses, which primarily include legal and accounting expenses, increased because we incurred legal expenses related to the DeHuff, Z3 Technologies, LLC and other litigation during 2009, which did not occur in 2008.

Selling, general and administrative salaries totaled $651,461 and $488,634 for the three months ended June 30, 2009 and 2008, respectively, an increase of $162,827 (33%).  The increase in 2009 was the result of added administrative personnel in particular in our sales and marketing department in order to build the infrastructure required for our planned growth in 2009 and beyond.  Effective January 2009, we have hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.

Other general and administrative expenses totaled $588,211 and $582,244 for the three months ended June 30, 2009 and 2008, respectively, an increase of $5,967 (1%).  The increase in 2009 was primarily due to increased travel related to efforts to improve our foreign sales during 2009.  We have also leased additional engineering and production facilities to accommodate our expanded staff and expected new products.

Operating Income (loss)

For the reasons previously stated, our operating income (loss) was ($285,643) and $2,278,930 for the three months ended June 30, 2009 and 2008, respectively, a decline of $2,564,573 (113%).  Operating income (loss) as a percentage of revenues declined to (4%) in 2009 as compared to 26% in 2008.  We expect that the negative trends in operating income (loss) will improve during the balance of 2009, as our revenue and gross margins dollars increase through the launches of our new products and  anticipated increases in funding to states, counties and municipalities from the stimulus bill, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income declined to $8,989 in the three months ended June 30, 2009 from $22,350 in 2008.  The decrease in interest income was a result of our decreased average cash balances coupled with a significantly lower average interest rate earned on such balances during the three months ended June 30, 2009 compared to 2008.

Income before Income Tax (Provision) Benefit

As a result of the above, we reported income (loss) before income tax (provision) benefit of ($276,654) and $2,301,280 for the three months ended June 30, 2009 and 2008, respectively, a decline of $2,577,934 (112%).

Income Tax (Provision) Benefit

Our income tax benefit was $112,000 for the three months ended June 30, 2009, compared to an income tax provision of $889,000 for the three months ended June 30, 2008.

During the three months ended June 30, 2009, we recorded a benefit for income taxes at an effective tax rate of 40% as compared to a provision at an effective rate of 39% for 2008. We have approximately $2,208,000 of net operating loss carryforwards as of June 30, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended June 30, 2009 and 2008, we reported net income (loss) of ($164,654) and $1,412,280, respectively, a decrease of $1,576,934.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share was ($0.01) and $0.09 for the three months ended June 30, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income (loss) per share was ($0.01) and $0.08, respectively, for the same periods.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2009 because of the net loss incurred.  The difference between basic and dilutive income per share for the three months ended June 30, 2008 is attributable to the dilutive effect of shares issuable under stock options and warrants.

For the Six Months Ended June 30, 2009 and 2008

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	53%	39%
Gross profit	47%	61%
Selling, general and administrative expenses:
Research and development expense	18%	6%
Selling, advertising and promotional expense	10%	9%
Stock-based compensation expense	6%	3%
Charge related to purchase and cancellation of employee stock options	3%	-
General and administrative expenses	30%	16%
Total selling, general and administrative expenses	67%	34%
Operating income (loss)	(20%)	27%
Interest income (expense)	—%	—%
Income (loss) before income tax provision	(20%)	27%
Income tax (provision) benefit	7%	(10)%
Net income (loss)	(13%)	18%
Net income (loss) per share information:
Basic	$(0.09)	$0.21
Diluted	$(0.09)	$0.18

Revenues

We commenced delivery and sale of our DVM-500 product in March 2006 and generated significant revenues from this product line.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.  In December 2008 we introduced an upgrade to the DVM-500 legacy product; the DVM-500 Plus model which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  In addition, we have launched the new DVM-750 product series during the second quarter 2009 with many advanced features that targets the larger police agencies and urban areas.  The DVM-750 allows us to pursue a new market that we were not previously able to with our legacy DVM-500 product series. We also intend to expand our product line significantly in 2009 through the introduction of our DVM 500 Ultra model that targets motorcycle, boat and ATV markets and the FirstVu which is mobile and clips onto an officer-pocket or uniform.  We anticipate the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVu will contribute significantly to our 2009 revenues and supplementing our DVM-500 legacy sales.  Revenues for the six months ended June 30, 2009 and 2008 were $11,406,380 and $17,489,726, respectively, a decrease of $6,083,346 (35%), due to the following conditions:

•	We have experienced a decrease in overall revenues resulting from the challenging economy which has negatively impacted state, county and municipal budgets.

•
We believe that delays in the introduction of our DVM-750 product resulted in significant lost revenues during the six months ended June 30, 2009.  We were not able to compete for several large contracts that required the specifications of the DVM 750. In addition, we believe that customers may have delayed orders so that they could purchase the DVM-750 rather than its predecessor, the DVM-500 model.

•
We believe that current and potential customers may have delayed their orders due to a number of factors, including budget reductions and in anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.

•
Our international revenues decreased substantially to $325,246 during the six months ended June 30, 2009 as compared to $4,757,932 during the six months ended June 30, 2008.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distribution agents in six new countries since January 1, 2009, which brings our total to 30 agents representing our products in various countries throughout the world.  We have experienced an increase in inquiries and bid activity from international customers in 2009.

We expect that the current economic domestic and international economies downturn will continue to have an adverse effect on the budgets of our customers and negatively impact our business for the balance of 2009. However, we are hopeful that the anticipated increase in funding to states, counties and municipalities from the stimulus bill and the availability of new products in particular the DVM-750 may help to offset some of the negative impact of the economic recession.

We have maintained consistent retail pricing on DVM-500 models during 2009 and do not plan any increases or discounts in pricing during the remainder of 2009 for the legacy DVM-500 system.  Our new products include an upgrade to the DVM-500 model and the new DVM-750, which will be sold at higher retail pricing levels during 2009 due to increased features.  However, international sales are typically priced at discounted rates because we sell on a wholesale basis to our independent distributors who handle our international customer base.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2009 and 2008 were $6,036,235 and $6,739,300, respectively, a decrease of $703,065 (10%).  The decrease in cost of sales is primarily attributable to a substantial decrease in the number of units shipped and a 35% decrease in total revenues offset by an increase in the cost of revenue as a percentage of total sales. Cost of sales as a percent of revenues increased to 53% during the six months ended June 30, 2009 as compared to 39% during the six months ended June 30, 2008.  The increase is in costs of goods sold primarily reflects the impact of the introduction of the new DVM-750 product line and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second quarter 2009.  There were additional expense related to inefficiencies, training, rework and a high failure rate at final burn-in that substantially increased production costs during the six months ended June 30, 2009.  Such product conversion costs and inefficiencies are anticipated and are a main focus of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the six months ended June 30, 2009 reaching 60 to 70 units per day in late June 2009.  In addition, failure rates and rework are improving but have not yet reached normal levels.  We anticipate that such rates will continue to improve dramatically during the balance of 2009.  We expect that our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales for the balance of 2009 compared to 2008 levels, but will show improvement compared to the first two quarters of 2009.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure the completed products meet our specifications and requirements which will cost less than $100,000 in total.

We have $696,849 in reserves for obsolete and excess inventories at June 30, 2009.  We have approximately 325 units of the legacy DVM-500 units in finished goods at June 30, 2009, which are expected to be fully liquidated during the balance of 2009 without requiring any pricing discounts.  We believe these reserves are appropriate given our inventory levels at June 30, 2009 and the new product introductions we anticipate during the remainder of 2009.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expand our product line during 2009 and beyond.  We have recently hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines for the remainder of 2009, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities and more effective pricing negotiations and leverage.  In addition, we believe if we can increase production rates for the remainder of 2009, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to cost of sales improvements.   Nonetheless, we expect these supply chain efficiencies may be less than the impact from the introduction of new products on our cost of revenue during 2009, resulting in an overall increase in cost of revenue as a percentage of revenue.

Gross Margin

Gross margin for the six months ended June 30, 2009 and 2008 was $5,370,145 and $10,750,426, respectively, a decrease of $5,380,281 (50%).  The significant decrease is commensurate with the 35% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The gross margin percentages decreased to 47% for the six months ended June 30, 2009 from 61% for the six months ended June 30, 2008.  We expect our margins to be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products due to economies of scale and more effectively utilizing fixed manufacturing overhead components.  We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices. Nonetheless, on an overall basis we expect a decline in our gross margin percentage for the balance of 2009 as compared to 2008, due primarily to the impact of our new product offerings and our results in the first and second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,623,414 and $5,975,656 for the six months ended June 30, 2009 and 2008, respectively, an increase of $1,647,758 (28%).  Overall operating expenses as a percentage of sales increased to 67% in 2009 compared to 34% in 2008. A summary of the significant components of selling, general and administrative expenses are as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
Research and development expense	$2,067,473	$1,091,734
Selling, advertising and promotional expense	1,173,900	1,596,461
Stock-based compensation expense	705,299	574,311
Charge related to purchase and cancellation of employee stock options	358,104	-
Professional fees and expense	613,667	475,929
General and administrative expense	1,412,471	1,018,041
Other	1,292,500	1,219,180
Total	$7,623,414	$5,975,656

Research and development expense.  We continue to focus on bringing new products and updates and improvements to current products to market.   Our research and development expenses totaled $2,067,473 and $1,091,734 for the six months ended June 30, 2009 and 2008, respectively, an increase of $975,739 (89%).  The increase in 2009 was attributable to our continued efforts to develop new products (in particular the DVM-750) and line extensions for our current products that we plan to bring to market during 2009, including additional internal staff additions related to such activities.  We employed a total of 24 engineers at June 30, 2009, compared to 18 at June 30, 2008, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 18% in 2009 and 6% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the motorcycle, school bus, mass transit, taxi cab and other markets, as well as upgrades to our existing product lines.  We have experienced delays in the launch of our DVM-750 product, which was first expected to be completed and in production during the fourth quarter of 2008, and then in the first quarter of 2009.  The DVM-750 was launched and commercial deliveries began during the second quarter of 2009.The delays have caused increased research and development expenses during the six months ended June 30, 2009 as our engineers focused on initial production and other technical issues that developed in the DVM-750 product.  We hired a new Vice President of Engineering during April 2009 who has focused on cost management within our research and engineering group. However, our number of engineers devoted to research and development activities is expected to continue to exceed 2008 levels.  Therefore, we believe that research and development expenses will be comparable to our 2008 levels for the balance of 2009, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expense.  Selling, advertising and promotional expense totaled $1,173,900 and $1,596,461 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $422,561 (26%).The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents receive a commission on sales ranging from 7.5% to 10.0% of the gross sales price to the end customer.  Sales commissions totaled $939,276 and $1,420,093 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $480,817 (34%) which is commensurate with the 35% decline in sales and the higher percentage of domestic revenues versus foreign revenues during 2009 as compared to 2008.  Foreign sales are handled by independent distributors who buy our product at a wholesale price from us and resell it to their customers at a retail price and retain the margin as their compensation rather than receiving commission on such sales. Sales commissions as a percentage of overall sales increased to 8.2% during the six months ended June 30, 2009 as compared to 8.1% during the six months ended June 30, 2008, which is attributable to the significant decline in foreign revenues as a percentage of total revenues during 2009 (2.9%) as compared to 2008 (27.2%).

  Promotional and advertising expenses totaled $234,624 during the six months ended June 30, 2009 as compared to $176,368 during the six months ended June 30, 2008, an increase of $58,256 (33%).  The significant increase is attributable to an increase in the number of trade shows attended including both domestic and international venues.  We believe our increased presence at such trade shows will lead to increased revenues through new leads and product demonstrations.  Our promotional expenses increased as we launched our new products in 2009 which required the development of new marketing brochures and material including wider advertising through trade magazines and journals.

           Stock- based compensation expenses.  Stock based compensation expenses totaled $705,299 and $574,311 for the six months ended June 30, 2009 and 2008, respectively, an increase of $130,988 (23%).   The Board of Directors granted a total of 520,000 options to employees during the six months ended June 30, 2009, which contributed to the increase in stock-based compensation expense.

          Charge related to purchase and cancellation of employee stock options. Charges related to purchase and cancellation of employee stock options totaled $358,104 and $0 for the six months ended June 30, 2009 and 2008, respectively, an increase of $358,104 (100%).  The increase was attributable to the Separation Agreement entered into with our previous Vice President of Engineering who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the six months ended June 30, 2009.

General and administrative expense.  General and administrative expenses totaled $3,318,638 and $2,713,150 for the six months ended June 30, 2009 and 2008, respectively, an increase of $605,488 (22%).  This increase is attributable to professional fees and expenses which totaled $613,667 and $475,929 for the six months ended June 30, 2009 and 2008, respectively, an increase of $137,738 (29%).  Professional fees and expenses, which primarily include legal and accounting expenses, increased because we incurred legal expenses related to the DeHuff, Z3 Technologies, LLC and other litigation during 2009, which did not occur in 2008.

Selling, general and administrative salaries totaled $1,412,471 and $1,018,041 for the six months ended June 30, 2009 and 2008, respectively, an increase of $394,430 (39%).  The increase in 2009 was the result of added administrative personnel in particular in our sales and marketing department in order to build the infrastructure required for our planned growth in 2009 and beyond.  Effective January 2009, we have hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.

Other general and administrative expenses totaled $1,292,500 and $1,219,180 for the six months ended June 30, 2009 and 2008, respectively, an increase of $73,320 (6%).  The increase in 2009 was primarily due to increased facility-related expenses, depreciation, insurance, information technology and travel during 2009.  We have leased additional engineering and production facilities to accommodate our expanded staff and expected new products.

Operating Income (loss)

For the reasons previously stated, our operating income (loss) was ($2,253,269) and $4,774,770 for the six months ended June 30, 2009 and 2008, respectively, a decline of $7,028,039 (147%).  Operating income (loss) as a percentage of revenues declined to (20%) in 2009 as compared to 27% in 2008.  We expect that the negative trends in operating income (loss) will improve during the balance of 2009 as our revenue and gross margins dollars increase through the launches of our new products and anticipated increases in funding to states, counties and municipalities from the stimulus bill, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income declined to $18,122 in the six months ended June 30, 2009 from $49,297 in 2008.  The decrease in interest income was a result of our decreased average cash balances coupled with a significantly lower average interest rate earned on such balances during the six months ended June 30, 2009 compared to 2008.

Income before Income Tax (Provision) Benefit

As a result of the above, we reported income (loss) before income tax (provision) benefit of ($2,235,147) and $4,824,067 for the six months ended June 30, 2009 and 2008, respectively, a decline of $7,059,214 (146%).

Income Tax (Provision) Benefit

Our income tax benefit was $770,000 for the six months ended June 30, 2009, compared to an income tax provision of $1,735,000 for the six months ended June 30, 2008.

During the six months ended June 30, 2009, we recorded a benefit for income taxes at an effective tax rate of 34% as compared to a provision at an effective rate of 36% for 2008. We have approximately $2,208,000 of net operating loss carryforwards as of June 30, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the six months ended June 30, 2009 and 2008, we reported net income (loss) of ($1,465,147) and $3,089,067, respectively, a decrease of $4,554,214.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share was ($0.09) and $0.21 for the six months ended June 30, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income (loss) per share was ($0.09) and $0.18, respectively, for the same periods.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2009 because of the net loss incurred.  The difference between basic and dilutive income per share for the six months ended June 30, 2008 is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: During 2009 and 2008, we principally funded our operations internally through cash flow from operations and the exercise of stock options and related tax benefits.  Prior to 2008, we primarily provided for our cash requirements through private placements of our common stock, the issuance of term debt and a revolving credit facility with a bank.  In 2005, we raised a net of $4.1 million from the sale of our common stock and, during the third quarter of 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million.  During March 2006, we began shipment of our products and commenced the generation of revenues and operating cash flows to help support our activities.  During the fourth quarter of 2006, we established a $500,000 revolving line of credit with a bank, which we utilized to support our activities.  In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million.  The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter of 2007.  During February 2009, our bank renewed our operating line of credit through February 2010 and expanded the borrowing capacity to $2.5 million.  As of June 30, 2009, we had working capital of $13,236,535 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Our recent operating losses and increases in inventory levels have led to deterioration in our cash levels and liquidity in the first half of 2009 compared to fiscal 2008.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, provided that we continue to satisfy the facility’s covenant requiring us to maintain a $15.0 million tangible net worth. Currently, we have no long or short-term debt outstanding and have approximately $13.2 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that are liquidity trends will improve during the balance of 2009 and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.  However, we believe that our strong working capital position and debt-free balance sheet would allow us to increase our line-of-credit facility and/or raise additional equity capital should the need arise.  There can be no assurance that such increased debt facilities and capital raise can be accomplished in a timely manner and at a rate acceptable to the Company.

Cash and cash equivalents balances:  As of June 30, 2009, we had cash and cash equivalents with an aggregate balance of $324,367, a decline from a balance of $1,205,947 at December 31, 2008.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $881,580 net decrease in cash during the six months ended June 30, 2009:

•	Operating activities:
$69,094 of net cash used in operating activities, generated primarily from our net loss and a   substantial increase in accounts receivable and non-cash deferred tax benefits partially offset by cash provided by an increase in accounts payable and accrued expenses and  non-cash charges, such as depreciation and amortization, reserves for  inventory obsolescence and stock based compensation expense.

•	Investing activities:
$302,274 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the costs to acquire patents on our proprietary technology utilized in our products.

•	Financing activities:
$510,212 of net cash used in financing activities, representing the purchase of common shares for treasury, the repurchase of outstanding stock options and the related deficiency in tax benefit offset by the proceeds from stock option the purchase of common shares for treasury.

Operating activities:  Net cash used in operating activities was $69,094 and $921,923 for the six months ended June 30, 2009 and 2008, respectively, an improvement of $852,829.  The negative cash flow from operations for the six months ended June 30, 2009 is primarily the result of a our net losses, non-cash credits for deferred tax benefits and a substantial increase in accounts receivables ($244,232) during 2009.   Our accounts receivable increased as a result of the significant revenues generated late in the second quarter 2009 when we began shipping our new DVM-750 product.  Net increases in accounts payable balances and non cash charges for stock based compensation, reserves for inventory obsolescence and depreciation and amortization during the six months ended June 30, 2009 partially offset negative operating cash flows.  We anticipate that we will increase revenues, return to profitability and to decrease our inventory and accounts receivable balances during the remainder of 2009, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $302,274 and $477,432 for the six months ended June 30, 2009 and 2008, respectively.  In both 2009 and 2008, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2009, we also incurred costs to acquire patents on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  During the six months ended June 30, 2009, net cash used in financing activities was $510,212, which is attributable to the purchase of common shares held in treasury in the amount of $63,112, the purchase of outstanding stock options for $320,000 and the related $130,000 deficiency in tax benefits which was partially offset by proceeds from the exercise of stock purchase options of $2,900.  During 2008, we received proceeds from the exercise of stock purchase options of $1,953,510 and the related excess tax benefit totaling $1,805,000.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $881,580 to $324,367 for the six months ended June 30, 2009.

Commitments:

We had $324,367 of cash and cash equivalent balances and net positive working capital approximating $13.2 million as of June 30, 2009.  Accounts receivable balances represented $6,360,384 of our net working capital at June 30, 2009.  We expect our outstanding receivables will be collected timely and the overall level will be reduced substantially during the remainder of 2009, which will provide positive cash flows to support our operations in 2009.  Inventory represented $8,172,087 of our net working capital at June 30, 2009.  We are actively managing the overall level of inventory and expect that such levels will be reduced during the remainder of 2009, which will provide cash flow to help support our operations in 2009.  In addition, in February 2009, we renewed our revolving line of credit for an additional one year term until February 2010 and increased our maximum available borrowings to $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during the remainder of 2009.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $14.0 million as of June 30, 2009 and $15.0 million thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of June 30, 2009 is in excess of $15.5 million.

Capital Expenditures.  We had no material commitments for capital expenditures at June 30, 2009.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the six months ended June 30, 2009 and 2008 was $196,593 and $171,510, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (July 1, 2009 through December 31, 2009)	$198,670
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$760,136

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $15,899 and $18,989 for the six months ended June 30, 2009 and 2008, respectively. Following is a summary of the Company’s licenses as of June 30, 2009:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2010	Automatically renews for one year periods unless terminated by either party.
Production license agreement	October, 2008	October, 2011	Terminated in April 2009.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.
Limited license agreement	January, 2009	Perpetual	Terminated by Digital Ally, Inc. in April 2009.

During April 2009, the Company exercised its rights to terminate the limited license agreement entered into during January 2009.  In addition, the Company terminated its production software license agreement entered into during October 2008 because of failure of the counter party to deliver the required materials.  These terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests (refer to “Litigation”) pursuant to the terms of the license agreements.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the claims and discovery has commenced.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions totaling $77,607 for the six months ended June 30, 2009 and $-0- for the six months ended June 30, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the six months ended June 30, 2009. In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of June 30, 2009.

CRITICAL ACCOUNTING POLICIES —

Our significant accounting policies are summarized in Note 1 to the condensed financial statements included in Item 1 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Revenue Recognition / Allowance for Doubtful Accounts;

•	Allowance for excess and obsolete Inventory;

•	Warranty reserves;

•	Stock-based Compensation Expense;

•	Accounting for Income Taxes

Revenue Recognition / Allowances for Doubtful Accounts. Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $15,000 charged off as uncollectible since we commenced deliveries during 2006.  As of June 30, 2009, we have a recorded a reserve for doubtful accounts of $110,000 as compared to $90,000 as of December 31, 2008.

We have outstanding receivables from two individual customers totaling $2,125,375 as of June 30, 2009, which we have specifically reviewed for risk of loss due to uncollectibility.  Based on our specific review, we consider both customer balances to be fully collectible because of our historical experiences with these customers and our ongoing evaluation of their credit status.  However, should the balances due from either or both of these customers ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

Allowance for Excess and Obsolete Inventory. The Company records valuation reserves on its inventory for estimated excess or obsolete inventory items. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence. Management uses its best judgment to estimate appropriate reserves based on this analysis. In addition, we adjust the carrying value of inventory if the current market value of that inventory is below its cost.

Inventories consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw material and component parts	$5,353,423	$6,038,313
Work-in-process	1,138,992	52,500
Finished goods	2,376,521	2,798,269
Subtotal	8,868,936	8,889,082
Reserve for excess and obsolete inventory	(696,849)	(529,121)
Total	$8,172,087	$8,359,961

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, the Company’s inventory reserves represented 7.9% of the gross inventory balance at June 30, 2009, compared to 6% of the gross inventory balance at December 31, 2008. Our finished goods are composed primarily of our legacy DVM 500 system and DVF 500 flashlight which are not considered excess or obsolete.  The Company is introducing an updated version of the DVM-500 system and a new DVM-750 mirror product line with advanced features.  Raw material and component part inventory balances were increased at December 31, 2008 and June 30, 2009 to accommodate the conversion to the updated DVM-500 and the new DVM 750 products.  The level of finished goods at December 31, 2008 and June 30, 2009  were increased because of two primary factors: (1) we produced extra DVM 500 units in order to accommodate the conversion of our product line to the newer products without slowing our delivery capabilities during the transition period, and(2) there was a general decrease in demand from our customers because of the economic recession and delays in purchasing units in anticipation of receiving Economic Stimulus Plan funding in the future.  Our raw material and component part inventory levels at June 30, 2009 and December 31, 2008 was increased primarily because of the following factors (1) we had purchased component parts related to our DVM 750 product in anticipation of beginning commercial deliveries in the fourth quarter of 2008, and (2) there was a general decrease in demand from our customers because of the economic recession and delays in purchasing units in anticipation of receiving Economic Stimulus Plan funding in the future.  During the second quarter 2009, we began deliveries of the DVM-750, which contributed to the decrease in raw material and component parts and significant increase in work in process as we rapidly increased production to satisfy the sales backlog accumulated on the DVM-750 product.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to product that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide a two year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $291,955 as of June 30, 2009 as compared to $271,307 as of December 31, 2008, which reflects the increased number of units under warranty and an anticipated increased failure frequency rates and average cost of claims on our initial deliveries of the DVM-750 product.  We are introducing several new products including the DVM 750 mirror system during 2009 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the six months ended June 30, 2009, we used an expected stock-price volatility of 78% to 82%. The expected term of options granted during 2009 ranged from 2 to 5 years.
If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 30, 2009 is 5%.

Accounting for Income Taxes. Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2009, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of June 30, 2009 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards and net operating losses. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.  Therefore we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year.  Our business is not seasonal in nature.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

(Not Applicable)

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements. However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to date relative to these contracts.  Z3 has denied the claims and discovery has commenced.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

(c) Issuer Purchases of Equity Securities Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	----	----	----	$8,375,647
February 1 to 28, 2009	----	----	----	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	----	----	----	$8,312,535
May 1 to 31, 2009	----	----	----	$8,312,535
June 1 to 30, 2009	----	----	----	$8,312,535 [2]

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

[2] The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 248,610 shares have been repurchased under this program as of June 30, 2009, at a total cost of $1,687,465 ($6.79 per share average).  As a result, $8,312,535 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

[3] We purchased vested and unvested employee stock options to acquire 950,000 shares of our common stock in April 2009.  The purchase was part of a Separation Agreement reached with our former Executive Vice President of Engineering who resigned to pursue other opportunities.  This repurchase was not considered to be part of our Stock Repurchase Program and therefore is not included in the above table.

Item 3.  Defaults upon Senior Securities.

(Not Applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 4, 2009. During our annual meeting, our stockholders were asked to consider and vote upon three proposals: (1) to elect five directors to our Board of Directors to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified, (2) to approve the 2009 Stock Option and Restricted Stock Plan of Digital Ally, Inc., and (3) to ratify the appointment of McGladrey & Pullen LLP as the independent registered public accounting firm for the year ending December 31, 2009. On the record date for the annual meeting, there were 15,718,617 shares of common stock issued and outstanding and entitled to be voted at the annual meeting, of which 13,939,071 shares were voted.

	Votes For	Votes Withheld	Abstain
Election of five directors to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified:
Stanton E. Ross	13,096,919	30,000	812,149
Leroy C. Richie	9,993,708	—	751,619
Daniel F. Hutchins	10,003,708	—	903,060
Edward Juchniewicz	10,003,708	—	787,876
Elliot M. Kaplan	9,993,708	30,000	783,604
Approval of the 2009 Stock Option and Restricted Stock Plan of Digital Ally, Inc.:	2,960,443	2,256,479	4,575
Ratification of the appointment of McGladrey & Pullen LLP as the independent registered accounting firm of Digital Ally, Inc. for the year ending December 31, 2008:	13,497,213	74,692	367,166

Each of Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins, Edward Juchniewicz and Elliot M. Kaplan were elected as directors of the Company at the annual meeting.

Our stockholders failed to approve the adoption of the 2009 Stock Option and Restricted Stock Plan (the “2009 Plan”). Although the 2009 Plan received approval of the majority of the votes cast at the annual meeting, the total votes cast did not meet the required quorum.

Item 5.  Other Information.

(Not Applicable)

Item 6.  Exhibits.

(a) Exhibits

10.19 Letter Amendment to Loan Agreement dated June 30, 2009.

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

Date:  July 30, 2009
DIGITAL ALLY, INC., a Nevada corporation

/s/	Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/	Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.19	Letter Amendment to Loan Agreement dated June 30, 2009
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.