Form 10-Q
period 2009-09-30
DIGITAL ALLY INC
filed 2009-11-05
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

Form 10-Q
__________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:  001-33899
__________________________

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7311 W. 130th, Suite 170, Overland Park, KS 66213
(Address of principal executive offices) (Zip Code)

(913) 814-7774
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

     Large accelerated filer ☐                                                                                                           Accelerated filer ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 4, 2009
Common Stock, $0.001 par value	15,794,649

FORM 10-Q
DIGITAL ALLY, INC.
SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,017,790	$1,205,947
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2009 and $90,000 – 2008	5,412,504	6,242,306
Accounts receivable-other	483,414	414,176
Inventories	8,093,499	8,359,961
Prepaid income taxes	—	85,943
Prepaid expenses	296,568	217,916
Deferred taxes	1,875,000	1,345,000

Total current assets	17,178,775	17,871,249

Furniture, fixtures and equipment	2,869,306	2,471,205
Less accumulated depreciation and amortization	1,370,103	738,554

	1,499,203	1,732,651

Deferred taxes	1,055,000	975,000
Intangible assets, net	349,391	365,643
Other assets	170,975	149,066

Total assets	$20,253,344	$21,093,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,025,115	$2,791,565
Accrued expenses	1,268,290	1,053,624
Income taxes payable	4,482	—
Customer deposits	4,427	84,039

Total current liabilities	3,302,314	3,929,228

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 16,169,739 – 2009 and 15,926,077 – 2008	16,170	15,926
Additional paid in capital	19,661,554	18,428,292
Treasury stock, at cost (shares: 248,610 – 2009 and 210,360 - 2008)	(1,687,465)	(1,624,353)
Retained earnings (deficit)	(1,039,229)	344,516

Total stockholders’ equity	16,951,030	17,164,381

Total liabilities and stockholders’ equity	$20,253,344	$21,093,609

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Product revenue	$5,565,667	$8,400,597	$16,270,054	$25,786,496
Other revenue	149,016	50,673	851,009	154,500

Total revenue	5,714,683	8,451,270	17,121,063	25,940,996
Cost of revenue	2,379,694	3,283,446	8,415,929	9,914,682

Gross profit	3,334,989	5,167,824	8,705,134	16,026,314
Selling, general and administrative expenses:
Research and development expense	696,523	785,428	2,803,038	1,893,318
Selling, advertising and promotional expense	748,634	889,496	1,922,535	2,500,789
Stock-based compensation expense	348,704	531,947	1,054,003	1,106,258
Charges related to purchase and cancellation of employee stock options	—	—	358,104	—
Vendor settlements and credits	(278,173)	—	(278,173)	—
General and administrative expense	1,696,865	1,591,565	4,976,461	4,381,791
Total selling, general and administrative expenses	3,212,553	3,798,436	10,835,968	9,882,156
Operating income (loss)	122,436	1,369,388	(2,130,834)	6,144,158
Interest income	8,966	22,221	27,089	71,518
Income (loss) before income tax benefit (provision)	131,402	1,391,609	(2,103,745)	6,215,676
Income tax benefit (provision)	(50,000)	(518,000)	720,000	(2,253,000)
Net income (loss)	$81,402	$873,609	$(1,383,745)	$3,962,676

Net income (loss) per share information:
Basic	$0.01	$0.06	$(0.09)	$0.26
Diluted	$0.01	$0.05	$(0.09)	$0.22

Weighted average shares outstanding:
Basic	15,821,075	15,736,559	15,756,342	15,181,662
Diluted	16,008,581	17,634,577	15,756,342	17,625,361

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009 (Unaudited)

	Common Stock		Additional Paid In	Treasury	Retained earnings
	Shares	Amount	Capital	stock	(deficit)	Total
Balance, January 1, 2009	15,926,077	$15,926	$18,428,292	$(1,624,353)	$344,516	$17,164,381

Stock-based compensation	—	—	1,412,107	—	—	1,412,107

Excess (deficiency) in tax benefits related to stock-based compensation	—	—	(120,000)	—	—	(120,000)

Restricted common stock grant	25,000	25	58,725	—	—	58,750

Deferral of restricted stock grant compensation related to vesting in future periods	—	—	(58,750)	—	—	(58,750)

Stock options exercised at $1.00 per share	100,000	100	99,900	—	—	100,000

Stock options exercised at $1.60 per share	142,901	143	228,499	—	—	228,642

Stock options exercised at $1.95 per share	125,000	125	243,625	—	—	243,750

Stock options exercised at $2.15 per share	5,000	5	10,745	—	—	10,750

Common stock surrendered as consideration for cashless exercise of stock options	(154,239)	(154)	(321,589)	—	—	(321,743)

Purchase of 38,250 common shares for treasury	—	—	—	(63,112)	—	(63,112)

Purchase and cancellation of employee stock options	—	—	(320,000)	—	—	(320,000)

Net (loss)	—	—	—	—	(1,383,745)	(1,383,745)

Balance, September 30, 2009	16,169,739	$16,170	$19,661,554	$(1,687,465)	$(1,039,229)	$16,951,030

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,383,745)	$3,962,676
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	670,835	292,911
Stock based compensation	1,412,107	1,106,258
Reserve for inventory obsolescence	334,754	175,575
Reserve for bad debt allowance	20,000	1,776
Deferred tax (benefit) provision	(610,000)	(125,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	809,802	(5,371,199)
Accounts receivable - other	(69,238)	(210,483)
Inventories	(68,292)	(3,991,078)
Prepaid income taxes	85,943	—
Prepaid expenses	(78,652)	5,339
Other assets	(21,909)	47,815
Increase (decrease) in:
Accounts payable	(766,450)	1,078,264
Accrued expenses	214,666	416,930
Income taxes payable	4,482	(101,140)
Customer deposits	(79,612)	(235,933)
Unearned income	—	(3,864)
Net cash provided by (used in) operating activities	474,691	(2,951,153)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(398,101)	(1,066,043)
Additions to intangible assets	(23,034)	(116,392)
Net cash (used in) investing activities	(421,135)	(1,182,435)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	261,399	2,374,972
Excess (deficiency) in tax benefits related to stock-based compensation	(120,000)	2,345,000
Purchase of common shares for treasury	(63,112)	(1,624,353)
Purchase of employee stock options	(320,000)	—
Net cash provided by (used in) financing activities	(241,713)	3,095,619
Decrease in cash and cash equivalents	(188,157)	(1,037,969)
Cash and cash equivalents, beginning of period	1,205,947	4,255,039
Cash and cash equivalents, end of period	$1,017,790	$3,217,070

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—
Cash payments for income taxes	$21,500	$131,000

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$58,750	$—
Common stock surrendered as consideration for exercise of stock options	$321,743	$539,566

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Digital Ally International, Inc.  All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products.

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

The Company sells through two separate and distinct channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer consistent with the provisions of Staff Accounting Bulletin (“SAB”) #101, as amended by SAB #104.

•
Sales to international customers are generally made through independent distributors who purchase the product from the Company at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor consistent with the provisions of SAB #101, as amended by SAB #104.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheet until payments are remitted.

Other revenue is comprised of revenues from repair services, leasing services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon delivery and acceptance of the service or materials consistent with the provisions of Staff Accounting Bulletin (“SAB”) #101, as amended by SAB #104.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of September 30, 2009 are short-term investments in repurchase agreements with its bank of approximately $1,033,600, which is collateralized 105% by the pledge of government agency securities.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements.  Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents.  Costs incurred in preparation of applications that are not granted will be charged to expense at that time.  The Company has entered into several sublicense agreements whereby it has been assigned the exclusive rights to certain licensed materials used in our products.  These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material.  The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life.

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is measured by comparing the carrying value of long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  As of September 30, 2009, there has been no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $22,405 and $37,136 for the three months ended September 30, 2009 and 2008, and $80,091 and $110,746 for the nine months ended September 30, 2009 and 2008, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $116,641 and $146,909 for the three months ended September 30, 2009 and 2008, and $351,266 and $338,109 for the nine months ended September 30, 2009 and 2008, respectively.  Such costs are included in operating expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of income.  There were no interest or penalties incurred during the three and nine months ended September 30, 2009 and 2008.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended September 30, 2009 and 2008 were approximately $696,523 and $785,428, respectively, and for the nine months ended September 30, 2009 and 2008 were $2,803,038 and $1,893,318, respectively.

Stock-Based Compensation:

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 “Accounting for Stock Options” and related interpretative guidance (“APB 25”). APB 25 generally did not require the recognition of stock-based compensation when options granted under stock-based compensation plans had exercise prices at least equal to or greater than the market value of the underlying common stock on the date of grant.

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

The stock warrants issued to investors in 2006 are not accounted for under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as the warrant agreements contain no provision for the Company to use any of its cash or other assets to settle the warrants.  The stock warrants are not considered derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as the warrant agreements meet the scope exception in paragraph 11.a. of SFAS No. 133, as the stock warrants are indexed to the Company’s common stock and are classified in stockholder’s equity under Emerging Issues Task Force (EITF) 00-19, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.”

Income per Share:

The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented.  Diluted income per share reflects the potential dilution that could occur if outstanding stock options and warrants were exercised utilizing the treasury stock method.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the three and nine months ended September 30, 2009 and 2008, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales by geographic area:
United States of America	$5,444,192	$5,268,088	$16,525,326	$17,999,882
Foreign	270,491	3,183,182	595,737	7,941,114
	$5,714,683	$8,451,270	$17,121,063	$25,940,996

Sales to customers outside of the United States are denominated in US dollars.  All Company assets are physically located within the United States.

Reclassifications:

Certain reclassifications have been made to the balance sheet as of December 31, 2008 and the statements of operations for the three and nine months ended September 30, 3008 to conform them to their respective 2009 presentations with no effect on net income or stockholders’ equity.

NOTE 2.                      BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-months periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3.                      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $90,000 as of September 30, 2009 and December 31, 2008, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Three distributor/agents individually exceeded 10% and in the aggregate represented $7,191,530, or 42% of total revenues for the nine months ended September 30, 2009.   Two distributor/agents individually exceeded 10% and in the aggregate represented $7,984,957, or 30% of total revenues for the nine months ended September 30, 2008.

One customer’s receivable balance exceeded 10% of total accounts receivable as of September 30, 2009.  This customer had an aggregate balance of $1,502,600, or 28% of our total accounts receivable balance as of September 30, 2009.  Two individual customers' receivable balances each exceeded 10% of total accounts receivable as of December 31, 2008.  These customers represented an aggregated balance of $2,889,645, or 46% of total accounts receivable as of December 31, 2008.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia.  Although the Company obtains certain of these components from single source suppliers, management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from any of its principal vendors, and does not anticipate future supply disruptions.  The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 4.                      INVENTORIES

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw material and component parts	$4,347,913	$4,783,730
Work-in-process	1,492,432	1,282,140
Finished goods	3,117,029	2,823,212
Subtotal	8,957,374	8,889,082
Reserve for excess and obsolete inventory	(863,875)	(529,121)
Total	$8,093,499	$8,359,961

Finished goods inventory includes units held by potential customers for demonstration, test and evaluation purposes.  The cost of such units totaled $526,952 and $273,017 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 5.                      PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 13, 2009, the Company renewed its existing credit facility with a bank and increased its available borrowings on a revolving basis to $2,500,000 from the prior maximum of $1,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (4.00% at September 30, 2009) minus 0.50%, with a floor of 5.50%.  The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $15.0 million as of September 30, 2009 and at each calendar quarter end thereafter.  The line of credit matures on February 13, 2010.  As of September 30, 2009 and December 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the three and nine months ended September 30, 2009.

Tangible net worth as defined in the credit agreement was in excess of $16.2 million as of September 30, 2009, compared to the required minimum of $15.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; and the capitalized costs of patents, trademarks, service marks, and copyrights net of amortization.

NOTE 6.                         ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued warranty expense	$315,687	$271,307
Accrued sales commissions	188,217	197,777
Accrued payroll and related fringes	415,893	395,635
Employee separation agreement	230,271	—
Other	118,222	188,905
	$1,268,290	$1,053,624

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2009:

Beginning balance	$271,307
Provision for warranty expense	95,187
Charges applied to warranty reserve	(50,807)
Ending balance	$315,687

NOTE 7.                      INCOME TAXES

The components of income tax (provision) benefit are as follows:

	2009	2008
Current taxes:
Federal	$121,500	$(2,188,000)
State	(11,500)	(190,000)
Total current taxes	110,000	(2,378,000)
Deferred tax (provision) benefit	610,000	125,000
Income tax (provision) benefit	$720,000	$(2,253,000)

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the nine months ended September 30, 2009 and 2008 to the Company’s effective tax rate is as follows:

	2009	2008
U.S. Statutory tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	3.0%	(4.0)%
Research and development tax credits	5.9%	3.8%
Incentive stock option compensation	(5.5)%	(2.6)%
Other, net	(3.2)%	0.6%
Income tax (provision) benefit	34.2%	(36.2)%

The Company received total proceeds of $261,399 and $2,374,972 during the nine months ended September 30, 2009 and 2008, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $288,350 and $6,989,813 relative to the exercise of such stock options during the nine months ended September 30, 2009 and 2008, respectively.  During April 2009, the Company repurchased and cancelled outstanding vested and unvested options from a former employee to acquire a total of 950,000 shares of common stock for approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.   The related deficiency in tax benefits aggregated $120,000 for the nine months ended September 30, 2009 and the excess tax benefits aggregated $2,345,000 for the nine months ended September 30, 2008, which has been allocated directly to additional paid in capital.

The valuation allowance on deferred tax assets totaled $165,000 as of September 30, 2009 and December 31, 2008 and represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At September 30, 2009, the Company had available approximately $1,670,500 of net operating loss carryforwards available to offset future taxable income generated by it.  Such tax net operating loss carryforwards expire between 2024 and 2029.  In addition, the Company had research and development tax credit carryforwards totaling $533,000 available as of September 30, 2009, which expire between 2023 and 2029.  Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2029, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute for 2005 and all prior tax years.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended September 30, 2009 and 2008 was $96,974 and $89,953, respectively, and for the nine months ended September 30, 2009 and 2008 was $293,567 and $251,221, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (October 1, 2009 through December 31, 2009)	$99,335
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$660,801

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $11,586 and $28,645 for the nine months ended September 30, 2009 and 2008, respectively.

Following is a summary of the Company’s licenses as of September 30, 2009:

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

During April 2009, the Company (i) exercised its rights to terminate a production license agreement entered into in October 2008 and (ii) terminated its production software license agreement entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  These terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements.  See “Litigation” below.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in any of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi.  The Company has filed a motion to dismiss the case which is currently pending in the United States District Court.  The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbid the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will record a benefit of approximately $72,000 during the three months ending December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit.  A hearing on the award of such damages will be held on November 10, 2009.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time, because of the financial status of the supplier.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Vendor Settlements and Credits. The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of invoices payable to this vendor.  The Company recognized an aggregate benefit of $278,173 during the three and nine months ended September 30, 2009, which was reflected as an offset to selling, general and administrative expenses.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $115,779 for the nine months ended September 30, 2009 and $26,045 for the nine months ended September 30, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the nine months ended September 30, 2009.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of September 30, 2009.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $105,000 as of September 30, 2009, which expire during October 2009.  To date, no beneficiary has drawn upon the standby-by letters of credit.

NOTE 9.                      STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options issued of $1,412,107 and $1,106,258 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vest based on the completion of continuous service and have 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 637,812 options remain available for grant under the various Plans as of September 30, 2009.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for the determining the grant-date fair value of options during each period and are reflected in the following table:

	Nine months ended	Years ended December 31,
	September 30, 2009	2008	2007	2006	2005
Expected term of the options in years	2-5 years	2-6 years	3 years	3 years	3-10 years
Expected volatility of Company stock	78% - 86%	50% - 55%	42.17% - 61.49%	49.58% - 66.11%	39.41%
Expected dividends	None	None	None	None	None
Risk-free interest rate	0.84% - 2.66%	2.37%-3.06%	4.07% - 4.92%	4.57% - 4.66%	2.78% - 4.19%
Expected forfeiture rate	5.00%	5.00%	0.0% - 5.00%	0%	0%

A summary of stock options outstanding follows:
	Nine months Ended September 30, 2009
Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	5,369,627	$2.62
Granted	675,000	1.98
Exercised	(218,662)	1.70
Exercised and surrendered/cancelled (cashless exercise)	(154,239)	1.37
Forfeited	(1,015,500)	2.21
Outstanding at end of period	4,656,226	$2.71
Exercisable at end of the period	3,304,858	$1.98
Weighted-average fair value for options granted during the period at fair value	675,000	$1.15

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the nine months ended September 30, 2009, a total of 154,239 options with an intrinsic value of $110,273 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 83,262 shares issued upon the exercise of stock options.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total 950,000 shares (included in forfeited options in the above table) for total consideration of approximately $320,000.  These stock options included both vested and unvested options and resulted in the immediate recognition of $323,000 in compensation expense related to unvested stock options during the nine months ended September 30, 2009.   The repurchase price of $320,000 was charged directly to additional paid-in capital.  In addition, the resulting deficiency in income tax deductions approximated $120,000, which was also charged directly to additional paid-in capital during nine months ended September 30, 2009.

At September 30, 2009, the aggregate intrinsic value of options outstanding was approximately $3,055,446, the aggregate intrinsic value of options exercisable was approximately $2,701,339, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was $294,600.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $8,676,733.

As of September 30, 2009, the unamortized portion of stock compensation expense on all existing stock options was $2,066,983, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2009:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life
$1.00 to $1.99	2,257,805	7.0 years	1,857,138	6.4 years
$2.00 to $2.99	1,136,421	2.6 years	1,053,921	2.0 years
$3.00 to $3.99	210,000	8.3 years	38,674	4.1 years
$4.00 to $4.99	257,000	8.1 years	235,125	8.1 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	755,000	8.3 years	80,000	8.3 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	6.9 years	30,000	6.9 years
$9.00 to $9.99	10,000	3.8 years	10,000	3.8 years
	4,656,226	6.2 years	3,304,858	5.2 years

As part of raising additional equity in 2005 and 2006, the Company agreed to provide further compensation to the placement agents in the form of warrants (the “Broker Warrants”) and also issued warrants to the investors in conjunction with their purchase of common stock in a private placement.

All outstanding warrants were exercised during the year ended December 31, 2008, and at September 30, 2009, none remain outstanding.   The aggregate intrinsic value of warrants exercised during the nine months ended September 30, 2008 was $2,899,413.

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans.  Restricted stock awards are valued on the date of grant and have no purchase price. Restricted stock awards typically vest over four years in increments on the first (10%), second (20%), third (30%) and fourth (40%) anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2009 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2009	—	$—
Granted	25,000	2.35
Vested	—	—
Forfeited	—	—
Nonvested balance, September 30, 2009	25,000	$2.35

During 2009, the Company granted 25,000 shares of restricted stock to a non-employee director pursuant to a restricted stock agreement.  The grant consisted of 25,000 shares that vest on a graduated scale over four years in increments on the first (10%), second (20%), third (30%) and fourth (40%) anniversaries of the grant date.  The Company estimated the fair market value of this restricted stock grant at $58,750 based on the closing market price on the date of grant ($2.35 per share).  As of September 30, 2009, there was $50,255 of total unrecognized compensation costs related to the non-vested restricted stock grant which will be amortized over the next 48 months in accordance with the graduated vesting scale.

NOTE 11. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and earnings (loss) per share outstanding and income per share for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted income per share – Net income (loss)	$81,402	$873,609	$(1,383,745)	$3,962,676

Denominator for basic income (loss) per share – weighted average shares outstanding	15,821,075	15,736,559	15,756,342	15,181,662
Dilutive effect of shares issuable under stock options and warrants outstanding	187,506	1,898,018	—	2,443,699
Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	16,008,581	17,634,577	15,756,342	17,625,361

Net income (loss) per share:
Basic	$0.01	$0.06	$(0.09)	$0.26
Diluted	$0.01	$0.05	$(0.09)	$0.22

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period.  For the three months ended September 30, 2009, weighted-average outstanding stock options totaling 2,005,639 shares of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.  All outstanding stock options were excluded from the diluted earnings (loss) per share calculation for the nine months ended September 30, 2009 because their effect was antidilutive.  For the three and nine months ended September 30, 2008 weighted-average outstanding stock options and warrants totaling 15,000 and 30,000 shares,  respectively, of common stock were antidilutive and, therefore, not included in the computation of diluted earnings per share.

NOTE 12.                      RELATED PARTY TRANSACTIONS

The Company sells primarily through a network of unaffiliated distributors/sales agents.  An entity that previously served as an independent sales agent was owned by the spouse of one of the Company’s executive officers.  The Company paid commissions on sales generated by this sales agent aggregating $36,602 for the nine months ended September 30, 2008.  Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

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

In December 2007, the FASB issued FAS No. 141 R, "Business Combinations"("FAS No. 141R"). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  FAS No. 141R also provides guidance  for  recognizing  and  measuring  the  goodwill  acquired  in the business combination and determines what information to disclose to enable users of the  financial  statements  to evaluate  the nature and  financial effects of the  business  combination.  FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009.  The Company has not entered into any business combinations therefore this statement has not had any impact on its financial position and results of operations upon adoption.

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

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible asset recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and was adopted by the Company in the first quarter of 2009.  The adoption of FSP EITF 03-6-1 had no effect on its calculation of EPS.

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

In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is now in effect.

NOTE 14.                      SUBSEQUENT EVENTS

During October 2009, the Company was awarded a contract to deliver DVM-750 units to the Turkish Police.  The contract is valued in excess of $3 million and is expected to be shipped during the fourth quarter 2009.  The Company’s bank issued a standby letter of credit in the approximate amount of $173,000 as security for the successful performance of the Company under the contract.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbid the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will record a benefit of approximately $72,000 during the three months ending December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit.  A hearing on the award of such damages will be held on November 10, 2009.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time, because of the financial status of the supplier.

Subsequent to September 30, 2009, the Company reacquired a total of 321 DVM-500 legacy units from one of its international distributors representing a total value of $1,025,916. The reacquired units will be utilized to satisfy current customer backlog and expected demand for the legacy units until such time as the Company is able to secure the necessary component parts to resume the production line.

Management has evaluated and disclosed subsequent events up to and including November 4, 2009, which is the date the financial statements were available.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our relatively short operating history; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues and profitability, particularly in the fourth quarter of 2009, in the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the DVM-750, First VU and DVM-500 Ultra, and have them  perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 will translate into sales in the fourth quarter of 2009; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including having our international revenues return to their historical levels; (ix) our ability to continue to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-750  and DVM-500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) failure of digital video to be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on manufacturers and suppliers; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to continue to comply with Sarbanes-Oxley Act of 2002 Section 404 as required; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

Overview

           We supply technology-based products based upon portable, digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter of 2008.  We have launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter of 2009 and we intend to launch the FirstVU (body-worn camera) product during the fourth quarter of 2009.  We have additional research and development projects that we anticipate will result in several new products to be launched in 2010.  We believe that the launch of these new products will help to diversify and increase our product offerings resulting in increased revenues in the future.

We have regained profitability during the third quarter of 2009 as we reported operating income of $122,436 on revenues of $5,714,683.   This reverses the negative trend experienced during the previous three quarters, in which our operating losses totaled $285,643 (second quarter of 2009); $1,967,625 (first quarter of 2009) and $1,044,123 (fourth quarter 2008).  We have regained profitability primarily as a result of significant cost containment measures and improved gross margins on sales.  Sales and gross margins have improved because of the successful launch of the DVM -750 product and gains in production efficiencies of such product.  We have experienced a general increase in inventory levels during the same time frame.  There have been a number of factors/trends affecting our recent performance, which include:

•
We experienced a decrease in revenues during the fourth quarter 2008 and first quarter of 2009 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, which will continue to make the remainder of 2009 a challenging business environment.  Our second and third quarter 2009 revenues have shown significant improvement over the first quarter of 2009 and we expect our sales for the balance of 2009 will improve as these conditions begin to abate.

~~•~~
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and this contributed to our decreased revenues and operating losses.  We were not able to compete for several large contracts that required the specifications of the DVM-750.  In addition, we bought substantial quantities of component parts in the fourth quarter 2008 and first quarter of 2009 in anticipation of commencing commercial production of the DVM-750 beginning in the fourth quarter 2008, which increased our inventory balances.  Based upon our marketing efforts and the level of customer response we believe that demand for this new product will be very strong.  Commercial deliveries of the DVM-750 commenced in the second quarter of 2009, which were a prime component of our improved sales for the second and third quarters of 2009 over the first quarter of 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help to improve our revenues for the balance of 2009.

•
We anticipated that the assembly line changeover to the new DVM-500 Plus and DVM-750 products would occur during the fourth quarter 2008.  We built significant quantities of the legacy DVM-500 model in October and November 2008 to handle anticipated product demand during the conversion period.  As a result, we held approximately 1,150 DVM-500 units in finished goods inventory at December 31, 2008.  The number of these units has been reduced to less than 50 units at September 30, 2009 though sales activities in 2009 (average of 120 to 170 units sold per month).

•
We believe that current and potential customers may be delaying orders due to a number of factors, including budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding, estimated at over $4 billion, allocated to Law Enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, law enforcement agencies will have access to federal funding which has not been available to them in the past.  We believe that such funding will have a positive impact on our revenues in the future, but cannot predict the amount of the funds that will be used for products such as ours or the timing of the release of such funds.  We anticipate a reduction in our inventory balances for the remainder of 2009 as our sales increase and as we continue to maintain stricter inventory control.

•
Our international revenues decreased substantially during the fourth quarter 2008 and the first three quarters of 2009.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rates versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distributers in new countries.  We expect international sales to improve during the remainder of 2009, based on an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur.  In addition, we believe that availability of the DVM-750 will help to improve our international revenues.  During October 2009, we received an order from the Turkish National Police for DVM-750 units that are valued in excess of $3 million.  We expect this order from Turkey to ship in the fourth quarter of 2009, thereby improving our international revenues.

Our recent operating losses and increases in inventory levels led to deterioration in our cash levels and liquidity in the first three quarters of 2009 compared to fiscal 2008.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, provided that we continue to satisfy the facility’s covenants, including a $15.0 million minimum tangible net worth.  Currently, we have no long or short-term debt outstanding and have approximately $13.9 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will continue to improve during the balance of 2009 with increased revenues and profitability and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

Our line-of-credit facility requires us to maintain a minimum tangible net worth of $15 million until its maturity date in February 2010.  We had a tangible net worth in excess of $16.2 million at September 30, 2009.  We may be in risk of not meeting such requirement if we do not remain profitable and if operating losses recur.  If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in February 2010 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

Management does not consider raising capital through an equity offering as a viable alternative to supplement working capital needs, given the general levels of public equity valuations.  However, management would consider the issuance of equity capital as consideration for potential acquisitions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to the condensed financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We are contingently liable as of September 30, 2009 for standby letters of credit issued by our bank for an aggregate amount of $105,000 to certain customers as security in the event that we did not perform completely our contractual obligation to deliver products.  No beneficiary has ever demanded funding related to such standby letters of credit.

For the Three Months Ended September 30, 2009 and 2008

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	42%	39%

Gross profit	58%	61%
Selling, general and administrative expenses:
Research and development expense	12%	9%
Selling, advertising and promotional expense	13%	11%
Stock-based compensation expense	6%	6%
Vendor settlements and credits	(5%)	—%
General and administrative expense	30%	19%

Total selling, general and administrative expenses	56%	45%

Operating income	2%	16%
Interest income (expense)	—%	—%

Income (loss) before income tax provision	2%	16%
Income tax (provision) benefit	(1%)	(6%)

Net income	1%	10%

Net income per share information:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

 Revenues

           We commenced delivery and sale of our digital video rear view mirror (DVM-500) product in March 2006 and generated significant revenues from this product line.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.   In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  In addition, during the second quarter of 2009 we launched the new DVM-750 product series with many advanced features that targets the larger police agencies and urban areas.  The DVM-750 allows us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter of 2009 through the introduction of our DVM-500 Ultra model, that targets motorcycle, boat and ATV markets, and we plan to introduce the FirstVu, which is a mobile product that clips onto an officers’ pocket or uniform, during the fourth quarter of 2009.  We anticipate the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVu will contribute to our 2009 revenues and supplement our DVM-500 legacy sales.

Revenues for the three months ended September 30, 2009 and 2008 were $5,714,683 and $8,451,270, respectively, a decrease of $2,736,587 (32%), due to the following conditions:

~~•~~
We have experienced a decrease in revenues resulting from the challenging economy which has negatively impacted state, county and municipal budgets.  Our average order size decreased from approximately $12,400 during the three months ended September 30, 2008 to $6,700 during the three months ended September 30, 2009.  During the three months ended September 30, 2008, we shipped one order for approximately $2.2 million, which did not recur in the 2009 period.  However, we shipped eight individual orders in excess of $100,000 during the three months ended September 30, 2009, compared to four individual orders in excess of $100,000 during the three months ended September 30, 2008.

~~•~~
We believe that current and potential customers may have delayed their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.

•
Our international revenues decreased substantially to $270,491 during the three months ended September 30, 2009 compared to $3,183,182 during the three months ended September 30, 2008.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distribution agents in six new countries since January 1, 2009, which brings our total to 30 agents representing our products in various countries throughout the world.  We have experienced an increase in inquiries and bid activity from international customers in 2009.  During October 2009, we were awarded a $3 million contract from a customer located in Turkey that is expected to ship in the fourth quarter of 2009.   We believe that revenues from our international customers will recover in the upcoming quarters.

We have maintained consistent retail pricing on our DVM-500 models during 2009 and do not plan any increases in pricing during the remainder of 2009 for the DVM-500 product series and the new products recently introduced.  Our new products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2009 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2009 and 2008 was $2,379,694 and $3,283,446, respectively, a decrease of $903,752 (28%).  The decrease in costs of goods sold is commensurate with the 32% decrease in revenues and the impact of the introduction of the new DVM-750 and DVM-500 Ultra product lines and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter of 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second and third quarters of 2009.  There were inefficiencies, training, rework and a high failure rate at final burn-in that contributed to increased production costs during the three months ended September 30, 2009.  Such product conversion costs and inefficiencies are anticipated and are a main focus of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the three months ended September 30, 2009, reaching planned production rates of 60 to 70 units per day in September 2009.  In addition, failure and rework rates are improving, but have not yet reached normal levels.  We anticipate that such rates will continue to improve dramatically during the fourth quarter of 2009.   Costs associated with the production line conversion to DVM-750, DVM-500 Ultra and DVM-500 Plus products, including the training, rework and high failure rates of the DVM-750 units coupled with a significant decrease in revenues (32%) during the three months ended September 30, 2009, resulted in a substantial increase in our cost of revenues as a percent of revenues to 42% compared to the 39% rate during the three months ended September 30, 2008. We expect that our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales for the balance of 2009 compared to 2008 levels, but will show improvement to the first three quarters of 2009.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $863,875 in reserves for obsolete and excess inventories at September 30, 2009.  We had fewer than 50 units of the legacy DVM-500 units in finished goods at September 30, 2009, which are expected to be fully liquidated during the balance of 2009 without requiring any pricing discounts.  We believe these reserves are appropriate given our inventory levels at September 30, 2009 and the new product introductions that we anticipate during the remainder of 2009.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expand our product line during 2009 and beyond.  We have recently hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines for the remainder of 2009, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities with more effective price negotiations and leverage.  In addition, we believe if we can increase production rates for the remainder of 2009, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales.  Nonetheless, we expect these supply chain efficiencies may be less than the impact from the introduction of new products on our cost of revenue during 2009, resulting in an overall increase in cost of revenue as a percentage of revenue.

Gross Profit

 Gross profit for the three months ended September 30, 2009 and 2008 was $3,334,989 and $5,167,824, respectively, a decrease of $1,832,835 (35%).  The significant decrease is commensurate with the 32% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the three months ended September 30, 2009.  The gross profit percentages decreased to 58% for the three months ended September 30, 2009 from 61% for the three months ended September 30, 2008.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products due to economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices.  Nonetheless, on an overall basis, we expect a decline in our gross margin percentage for the balance of 2009 compared to 2008, due primarily to the impact of our new product offerings and our results in the first three quarters of 2009.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $3,212,553 and $3,798,436 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $585,883 (15%).  Overall selling, general and administrative expenses as a percentage of sales increased to 56% in 2009 compared to 45% in 2008.  A summary of the significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2009	2008
Research and development expense	$696,523	$785,428
Selling, advertising and promotional expense	748,634	889,496
Stock-based compensation expense	348,704	531,947
Vendor settlements and credits	(278,173)	-
Professional fees and expense	237,958	237,191
Executive, sales and administrative staff payroll	820,959	558,630
Other	637,948	795,744
Total	$3,212,553	$3,798,436

   Research and development expense.  We continue to focus on bringing new products, updates and improvements to current products to market.   Our research and development expenses totaled $696,523 and $785,428 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $88,905 (11%).  The decrease in 2009 was attributable to cost containment efforts and increased scrutiny of engineering resources during 2009 by our new Vice President of Engineering, who was hired in April 2009. He has effected changes to improve the efficiency and cost effective usage of engineering resources to improve our efforts to develop new products (in particular the DVM-750) and line extensions for our current products that we plan to bring to market during 2009.  We employed a total of 21 engineers at September 30, 2009, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 12% in 2009 and 9% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  We experienced delays in the launch of our DVM-750 product, which was expected to be completed and in production during the fourth quarter 2008, and then in the first quarter of 2009.  The DVM-750 was launched and commercial deliveries began during the second quarter of 2009.  These delays caused increased research and development expenses during the three months ended September 30, 2009, as our engineers focused on initial production and other technical issues that developed in the DVM-750 product.  During the third quarter of 2009, we successfully launched the DVM-500 Ultra and we anticipate the launch of the FirstVU during the fourth quarter of 2009, which illustrates the current results of our research and development efforts.  Our number of engineers devoted to research and development activities is expected to continue to approximate our 2008 levels.  Therefore, we believe that research and development expenses will be comparable to our 2008 levels for the balance of 2009, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $748,634 and $889,496 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $140,862 (16%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents receive a commission on sales ranging from 5% to 10% of the gross sales price to the end customer.  Sales commissions totaled $631,993 and $742,587 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $110,594 (15%), which is commensurate with the 32% decline in sales and the higher percentage of domestic revenues versus foreign revenues during 2009 compared to 2008.  Foreign sales are handled by independent distributors who buy product at a wholesale price from us and resell it to their customers at a retail price and retain the margin as their compensation rather than receiving commission on such sales.  Sales commissions as a percentage of overall sales increased to 11% during the three months ended September 30, 2009, compared to 9% during the three months ended September 30, 2008, which is attributable to the significant decline in foreign revenues as a percentage of total revenues during 2009 (5%) compared to 2008 (38%).

Promotional and advertising expenses totaled $116,641 during the three months ended September 30, 2009, compared to $146,909 during the three months ended September 30, 2008, a decrease of $30,268 (21%).  The decrease is attributable to the timing of trade shows rather than the number of shows attended.  We have hired a graphic designer in 2009, who has designed and produced many of our sales brochures and promotional tools, which has reduced our overall costs in this area.  We have increased the number of trade shows attended during 2009 to 2008, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $348,704 and $531,947 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $183,243 (34%).  The decrease was primarily attributable to the Separation Agreement we entered into with our former Vice President of Engineering and Production, which included a provision whereby the Company repurchased all of his vested and unvested stock options during April 2009.  As a result, all remaining unamortized stock compensation expense related to such unvested stock options was expensed immediately (in the second quarter of 2009) as a charge related to the purchase and cancellations of employee stock options.  Therefore normal amortization related to such options did not occur in the third quarter of 2009 subsequent to the resignation.

Vendor Settlements and Credits. The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  The Company recognized an aggregate benefit of $278,173 during the three months ended September 30, 2009, which was reflected as an offset to selling, general and administrative expenses.

Professional fees and expense. Professional fees and expenses totaled $237,958 and $237,191 for the three months ended September 30, 2009 and 2008, respectively, a slight increase of $767 (0%).   The legal fees during 2009 were related primarily to normal public company matters and the DeHuff~~,~~ and Z3 Technologies, LLC matters.  During 2008, the legal fees were primarily related to the L-3 Mobile Vision patent litigation and Dehuff matters.  The Dehuff and Z3 Technologies, LLC matters have not been resolved, therefore the related legal fees will continue to impact the Company during the balance of 2009, at a minimum.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $820,959 and $558,630 for the three months ended September 30, 2009 and 2008, respectively, an increase of $262,329 (47%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in 2009 and a $150,000 performance bonus granted to our CEO during the three months ended September 30, 2009 that did not occur in 2008.   Effective January 2009, we hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.

Other.  Other selling, general and administrative expenses totaled $637,947 and $795,744 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $157,797 (20%).  The decrease in 2009 was primarily due to cost containment measures implemented that resulted in lower facility-related expenses, consulting, insurance, information technology and travel during 2009.  We plan to continue our cost containment initiatives for at least the remainder of 2009 and expect the improvement in our overhead costs to continue.

Operating Income (loss)

           For the reasons previously stated, our operating income was $122,436 and $1,369,389 for the three months ended September 30, 2009 and 2008, respectively, a decline of $1,246,953 (91%).  Operating income as a percentage of revenues declined to 2% in 2009 compared to 16% in 2008.  We expect that the negative trends in operating income will improve during the remainder of 2009, as our revenue and gross margins dollars increase through the launches of our new products and  anticipated increases in funding to states, counties and municipalities from the stimulus bill, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income declined to $8,966 in the three months ended September 30, 2009 from $22,221 in 2008.  The decrease in interest income was a result of our decreased average cash balances, coupled with a significantly lower average interest rate earned on such balances during the three months ended September 30, 2009 compared to 2008.

Income before Income Tax (Provision) Benefit

As a result of the above, we reported income before income tax provision of $131,402 and $1,391,609 for the three months ended September 30, 2009 and 2008, respectively, a decline of $1,260,207 (91%).

Income Tax (Provision) Benefit

Our income tax provision was $50,000 for the three months ended September 30, 2009, compared to an income tax provision of $518,000 for the three months ended September 30, 2008.

During the three months ended September 30, 2009, we recorded a benefit for income taxes at an effective tax rate of 38% compared to a provision at an effective rate of 37% for 2008.  We have approximately $1,670,500 of net operating loss carryforwards as of September 30, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2009 and 2008, we reported net income of $81,402 and $873,609, respectively, a decrease of $792,207.

Basic and Diluted Income (Loss) per Share

Basic income per share was $0.01 and $0.06 for the three months ended September 30, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income per share was $0.01 and $0.05, respectively, for the same periods.  Approximately 2,005,639 of the outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2009 because their exercise price exceeded the average market price during the period.  The difference between basic and dilutive income per share for the three months ended September 30, 2008 is attributable to the dilutive effect of shares issuable under outstanding stock options.

For the Nine months Ended September 30, 2009 and 2008

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of revenue	49%	38%
Gross profit	51%	62%
Selling, general and administrative expenses:
Research and development expense	16%	7%
Selling, advertising and promotional expense	11%	10%
Stock-based compensation expense	6%	4%
Charge related to purchase and cancellation of employee stock options	2%	—%
Vendor settlements and credits	(2%)	—%
General and administrative expense	31%	17%
Total selling, general and administrative expenses	64%	38%
Operating income (loss)	(13%)	24%
Interest income (expense)	1%	—%
Income (loss) before income tax provision	(12%)	24%
Income tax (provision) benefit	4%	(9%)
Net income (loss)	(8%)	15%

Net income per share information:
Basic	$(0.09)	$0.26
Diluted	$(0.09)	$0.22

Revenues

We commenced delivery and sale of our digital video rear view mirror (DVM-500) product in March 2006 and generated significant revenues from this product line.  We have customers in all 50 states and our largest single order to date in the amount of $5.1 million was placed by an international customer.  We believe our DVM-500 product has achieved widespread acceptance in the marketplace.   In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  In addition, during the second quarter of 2009, we launched the new DVM-750 product series with many advanced features that targets the larger police agencies and urban areas.  The DVM-750 allows us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter of 2009 through the introduction of our DVM-500 Ultra model that targets motorcycle, boat and ATV markets and we plan to introduce the FirstVu, which is a mobile product that clips onto an officers’ pocket or uniform, during the fourth quarter of 2009.  We anticipate the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVu will contribute to our 2009 revenues and supplement our DVM-500 product sales.

Revenues for the nine months ended September 30, 2009 and 2008 were $17,121,063 and $25,940,996, respectively, a decrease of $8,819,933 (34%), due to the following conditions:

~~•~~	We have experienced a decrease in overall revenues resulting from the challenging economy which has negatively impacted state, county and municipal budgets.

•
We believe that delays in the introduction of our DVM-750 product resulted in significant lost revenues during the nine months ended September 30, 2009.  We were not able to compete for several large contracts that required the specifications of the DVM-750.  In addition, we believe that customers may have delayed orders so that they could purchase the DVM-750 rather than the DVM-500 product series.

~~•~~
We believe that current and potential customers may have delayed their orders due to a number of factors, including local budget reductions and in anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.

•
Our international revenues decreased substantially to $595,737 during the nine months ended September 30, 2009, compared to $7,941,114 during the nine months ended September 30, 2008.  Sales to certain countries that were strong revenue sources for us on an historical basis have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009 and by appointing international distribution agents in six new countries since January 1, 2009, which brings our total to 30 agents representing our products in various countries throughout the world.  We have experienced an increase in inquiries and bid activity from international customers in 2009.  During October 2009, we were awarded a $3 million contract from a customer in Turkey that is expected to ship in the fourth quarter of 2009.  We believe that revenues from our international customers will recover in the upcoming quarters.

We expect that the current economic domestic and international economies downturn will continue to have an adverse effect on the budgets of our customers and negatively impact our business for the remainder of 2009.  However, we are hopeful that the anticipated increase in funding to states, counties and municipalities from the stimulus bill and the availability of new products in particular the DVM-750 may help to offset some of the negative impact of the economic recession.

           We have maintained consistent retail pricing on our DVM-500 models during 2009 and do not plan any increases in pricing during the remainder of 2009 for the DVM-500 product series and the new products recently introduced.  Our new products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2009 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2009 and 2008 was $8,415,929 and $9,914,682, respectively, a decrease of $1,498,753 (15%).  The decrease in cost of sales is primarily attributable to a substantial decrease in the number of units shipped resulting in a 34% decrease in total revenues offset by an increase in the cost of revenue as a percentage of total sales.  Cost of sales as a percent of revenues increased to 49% during the nine months ended September 30, 2009, compared to 38% during the nine months ended September 30, 2008.  The increase in costs of goods sold primarily reflects the impact of the introduction of the new DVM-750 product line and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter of 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second and third quarters of 2009.  There were additional expenses related to inefficiencies, training, rework and a high failure rate at final burn-in related to the new products that substantially increased production costs during the nine months ended September 30, 2009.  Such product conversion costs and inefficiencies were anticipated and are a main focus of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the nine months ended September 30, 2009 reaching 60 to 70 units per day in September 2009.  In addition, failure and rework rates are improving, but have not yet reached normal levels.  We anticipate that such rates will continue to improve dramatically during the remainder of 2009.  We expect that our new product offerings during 2009 will likely increase our cost of goods sold as a percentage of sales for the remainder of 2009 compared to 2008 levels, but will show improvement compared to the first three quarters of 2009.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements which will cost less than $100,000 in total.

We had $863,875 in reserves for obsolete and excess inventories at September 30, 2009.  We had fewer than 50 units of the legacy DVM-500 units in finished goods at September 30, 2009, which are expected to be fully liquidated during the balance of 2009 without requiring any pricing discounts.  We believe these reserves are appropriate given our inventory levels at September 30, 2009 and the new product introductions. that we anticipate during the remainder of 2009.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expand our product line during 2009 and beyond.  We have recently hired a new purchasing manager in order to concentrate on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines for the remainder of 2009, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities and more effective price negotiations and leverage.  In addition, we believe if we can increase production rates for the remainder of 2009, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales.  Nonetheless, we expect these supply chain efficiencies may be less than the impact from the introduction of new products on our cost of revenue during 2009, resulting in an overall increase in cost of revenue as a percentage of revenue.

 Gross Profit

Gross profit for the nine months ended September 30, 2009 and 2008 was $8,705,134 and $16,026,314, respectively, a decrease of $7,321,180 (46%).  The significant decrease is commensurate with the 34% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Our gross profit percentage decreased to 51% for the nine months ended September 30, 2009 from 62% for the nine months ended September 30, 2008.   We expect that our gross margins to be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2009.  However, as revenues increase from these products, we will seek to improve our margins from these new products due to economies of scale and more effectively utilizing fixed manufacturing overhead components.  We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices.  Nonetheless, on an overall basis, we expect a decline in our gross margin percentage for the remainder of 2009 compared to 2008, due primarily to the impact of our new product offerings and our results in the first three quarters of 2009.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $10,835,968 and $9,882,156 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $953,812 (9%).  Overall selling, general and administrative expenses as a percentage of sales increased to 64% in 2009 compared to 38% in 2008.

A summary of the significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2009	2008
Research and development expense	$2,803,038	$1,893,318
Selling, advertising and promotional expense	1,922,535	2,500,789
Stock-based compensation expense	1,054,003	1,106,258
Charge related to purchase and cancellation of employee stock options	358,104	--
Vendor settlements and credits	(278,173)	--
Professional fees and expense	851,625	720,464
Executive, sales and administrative staff payroll	2,233,430	1,594,819
Other	1,891,406	2,066,508
Total	$10,835,968	$9,882,156

 Research and development expense.  We continue to focus on bringing new products, updates and improvements to current products to market.   Our research and development expenses totaled $2,803,038 and $1,893,318 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $909,720 (48%).  The increase in 2009 was attributable to our continued efforts to develop new products (in particular the DVM-750) and line extensions for our current products that we plan to bring to market during 2009, including additional internal staff additions related to such activities.  We employed a total of 21 engineers at September 30, 2009, compared to 18 at September 30, 2008, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 16% in 2009 and 7% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  We experienced delays in the launch of our DVM-750 product, which was expected to be completed and in production during the fourth quarter 2008, and then in the first quarter of 2009.  The DVM-750 was launched and commercial deliveries began during the second quarter of 2009.  The delays have caused increased research and development expenses during the nine months ended September 30, 2009 as our engineers focused on initial production and other technical issues that developed in the DVM-750 product.  During the third quarter of 2009, we successfully launched the DVM-500 Ultra and we anticipate the launch of the FirstVU during the fourth quarter of 2009, which illustrates the current results of our research and development efforts.  We hired a new Vice President of Engineering during April 2009, who has focused on cost management within our research and engineering group. However, our number of engineers devoted to research and development activities is expected to continue to approximate our 2008 levels.  Therefore, we believe that research and development expenses will be comparable to our 2008 levels for the remainder of 2009, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expense.  Selling, advertising and promotional expense totaled $1,922,535 and $2,500,789 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $578,254 (23%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents receive a commission on sales ranging from 5% to 10% of the gross sales price to the end customer.  Sales commissions totaled $1,571,269 and $2,162,680 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $591,411 (27%), which is commensurate with the 34% decline in sales and the higher percentage of domestic revenues versus foreign revenues during 2009 compared to 2008.  Foreign sales are handled by independent distributors who buy our product at a wholesale price from us and resell it to their customers at a retail price and retain the margin as their compensation rather than receiving commission on such sales.  Sales commissions as a percentage of overall sales increased to 9.2% during the nine months ended September 30,2009, compared to 8.3% during the nine months ended September 30, 2008, which is attributable to the significant decline in foreign revenues as a percentage of total revenues during 2009 (3%) compared to 2008 (31%).

Promotional and advertising expenses totaled $351,266 during the nine months ended September 30, 2009, compared to $338,109 during the nine months ended September 30, 2008, an increase of $13,157 (4%).  The increase is attributable to an increase in the number of trade shows attended, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to increased revenues through new leads and product demonstrations.  Our promotional expenses increased as we launched our new products in 2009, which required the development of new marketing brochures and material including wider advertising through trade magazines and journals.

Stock- based compensation expenses.  Stock based compensation expenses totaled $1,054,003 and $1,106,258 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $52,255 (5%).   The Board of Directors granted a total of 675,000 options to employees during the nine months ended September 30, 2009, compared to 945,000 during the nine months ended September 30, 2009.  The lower number of options issued during 2009 compared to 2008 contributed to the decrease in stock-based compensation expense.

 Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $358,104 and $0 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $358,104 (100%).  The increase was attributable to the Separation Agreement entered into with our previous Vice President of Engineering and Production, who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the nine months ended September 30, 2009.

Vendor Settlements and Credits.  The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of invoices payable to this vendor.  The Company recognized an aggregate benefit of $278,173 during the nine months ended September 30, 2009, which was reflected as an offset to selling, general and administrative expenses.

 Professional fees and expense.  Professional fees and expenses totaled $851,625 and $720,464 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $131,161 (18%).   The increase primarily reflects the legal fees incurred during 2009 to prosecute and defend the DeHuff, Z3 Technologies, LLC and other legal actions.  These matters have not been resolved; therefore the related legal fees will continue to impact the Company during the remainder of 2009, at a minimum.

Executive, sales and administrative staff payroll.  Executive, sales and administrative staff payroll expenses totaled $2,233,430 and $1,594,819 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $638,611 (40%).  This increase is attributable to additional sales and marketing personnel, the Vice President of Strategic Development hired in 2009 and a $150,000 performance bonus granted to our CEO during the nine months ended September 30, 2009 that did not occur in 2008.   During January 2009, we have hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products  launched in 2009 and to increase our presence internationally.

Other.  Other selling, general and administrative expenses totaled $1,891,406 and $2,066,508 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $175,102 (8%).  The decrease in 2009 was primarily due to cost containment measures implemented that resulted in lower facility-related expenses, consulting, insurance, information technology and travel during 2009.  We plan to continue our cost containment initiatives for at least the balance of 2009.

Operating Income (loss)

For the reasons previously stated, our operating income (loss) was ($2,130,834) and $6,144,158 for the nine months ended September 30, 2009 and 2008, respectively, a decline of $8,274,992 (135%).  Operating income (loss) as a percentage of revenues declined to (13%) in 2009 compared to 24% in 2008.  We expect that the negative trends in operating income (loss) will improve during the remainder of 2009, as our revenue and gross margins dollars increase through the launches of our new products and anticipated increases in funding to states, counties and municipalities from the stimulus bill, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

           Interest income declined to $27,089 in the nine months ended September 30, 2009 from $71,518 in 2008.  The decrease in interest income was a result of our decreased average cash balances, coupled with a significantly lower average interest rate earned on such balances during the nine months ended September 30, 2009 compared to 2008.

Income before Income Tax (Provision) Benefit

           As a result of the above, we reported income (loss) before income tax (provision) benefit of ($2,103,745) and $6,215,676 for the nine months ended September 30, 2009 and 2008, respectively, a decline of $8,319,421 (134%).

Income Tax (Provision) Benefit

           Our income tax benefit was $720,000 for the nine months ended September 30, 2009, compared to an income tax provision of $2,253,000 for the nine months ended September 30, 2008.

           During the nine months ended September 30, 2009, we recorded a benefit for income taxes at an effective tax rate of 34% compared to a provision at an effective rate of 36% for 2008.  We have approximately $1,670,500 of net operating loss carryforwards as of September 30, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the nine months ended September 30, 2009 and 2008, we reported net income (loss) of ($1,383,745) and $3,962,676, respectively, a decrease of $5,346,421.

Basic and Diluted Income (Loss) per Share

           Basic income (loss) per share was ($0.09) and $0.26 for the nine months ended September 30, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income (loss) per share was ($0.09) and $0.22, respectively, for the same periods.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2009 because of the net loss incurred.  The difference between basic and dilutive income per share for the nine months ended September 30, 2008 is attributable to the dilutive effect of shares issuable under stock options and warrants.

Liquidity and Capital Resources

Overall: During 2009 and 2008, we principally funded our operations internally through cash flow from operations and the exercise of stock options and related tax benefits.  Prior to 2008, we primarily provided for our cash requirements through private placements of our common stock, the issuance of term debt and a revolving credit facility with a bank.  In 2005, we raised a net of $4.1 million from the sale of our common stock and, during the third quarter 2006, we completed a private placement of our common stock and common stock purchase warrants, which raised a net of $1.6 million.  During March 2006, we began shipment of our products and commenced the generation of revenues and operating cash flows to help support our activities.  During the fourth quarter 2006, we established a $500,000 revolving line of credit with a bank, which we utilized to support our activities.  In April 2007, we paid off the line of credit in full, and the bank expanded the line of credit to $1.5 million.  The holder of a $500,000 note payable exercised its right to convert the note to 500,000 shares of common stock, which was completed during the second quarter 2007.  During February 2009, our bank renewed our operating line of credit through February 2010 and expanded the borrowing capacity to $2.5 million.  As of September 30, 2009, we had working capital of $13,876,461 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Our recent operating losses and increases in inventory levels have led to deterioration in our cash levels and liquidity in the first three quarters of 2009 compared to fiscal 2008.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, provided that we continue to satisfy the facility’s covenant requiring us to maintain a $15.0 million tangible net worth.  Currently, we have no long or short-term debt outstanding and have approximately $13.9 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will improve during the remainder of 2009 and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.  However, we believe that our strong working capital position and debt-free balance sheet would allow us to increase our line-of-credit facility and/or raise additional equity capital should the need arise.  Management does not consider raising capital through an equity offering as a viable alternative to supplement working capital needs, given the general levels of public equity valuations. There can be no assurance that such increased debt facilities and capital raise can be accomplished in a timely manner and at a rate acceptable to the Company.

Cash and cash equivalents balances:  As of September 30, 2009, we had cash and cash equivalents with an aggregate balance of $1,017,790, a decline from a balance of $1,205,947 at December 31, 2008.  Summarized immediately below and discussed in more detail in the subsequent sub-sections are the main elements of the $188,157 net decrease in cash during the nine months ended September 30, 2009:

· Operating activities:
$474,691 of net cash provided by operating activities, generated primarily from the collection of accounts receivable and non-cash charges to income, such as depreciation and amortization, stock-based compensation and increases in reserves for inventory obsolescence offset by our net loss.  In addition, our cash flows from operating activities was negatively affected by payments of trade accounts payable and non-cash deferred tax benefits during the period

· Investing activities:
$421,135 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the costs to acquire patents on our proprietary technology utilized in our products.

· Financing activities:
$241,713 of net cash used in financing activities, representing the purchase of common shares for treasury, the repurchase of outstanding stock options and the related deficiency in tax benefit offset by the proceeds from stock option the purchase of common shares for treasury.

Operating activities:  Net cash provided by (used in) operating activities was $474,691 and ($2,951,153) for the nine months ended September 30, 2009 and 2008, respectively, an improvement of $3,425,844.  The positive cash flow from operations for the nine months ended September 30, 2009 is primarily the result of collections of accounts receivable and substantial non-cash charges to income such as depreciation and amortization expense, stock-based compensation and increases in inventory reserves offset by our net losses and non-cash credits for deferred tax benefits and a substantial decrease in accounts payables during 2009.   Our accounts receivable decreased as a result of our increased collection efforts and lower revenues generated late in the third quarter of 2009, compared to the previous period.  We anticipate that we will increase revenues, return to profitability and decrease our inventory and accounts receivable balances during the remainder of 2009, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $421,135 and $1,182,435 for the nine months ended September 30, 2009 and 2008, respectively.  In both 2009 and 2008, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2009, we also incurred costs to acquire patents on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  During the nine months ended September 30, 2009, net cash used in financing activities was $241,713, which is attributable to the purchase of common shares held in treasury in the amount of $63,112, the purchase of outstanding stock options for $320,000 and the related $120,000 deficiency in tax benefits, which was partially offset by proceeds from the exercise of stock purchase options of $261,399.  During the nine months ended September 30, 2008, net cash provided by financing activities totaled $3,095,619.  During 2008 we received proceeds from the exercise of stock purchase options of $2,374,972 and the related excess tax benefit totaling $2,345,000.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $188,157 to $1,017,790 for the nine months ended September 30, 2009.

Commitments:

We had $1,017,790 of cash and cash equivalent balances and net positive working capital approximating $13.9 million as of September 30, 2009.  Accounts receivable balances represented $5,412,504 of our net working capital at September 30, 2009.  We expect our outstanding receivables will be collected timely and the overall level will be reduced substantially during the remainder of 2009, which will provide positive cash flows to support our operations during 2009.  Inventory represented $8,093,499 of our net working capital at September 30, 2009.  We are actively managing the overall level of inventory and expect that such levels will be reduced during the remainder of 2009, which will provide cash flow to help support our operations during 2009.  In addition, in February 2009, we renewed our revolving line of credit for an additional one year term until February 2010 and increased our maximum available borrowings to $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during the remainder of 2009.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million as of September 30, 2009 and each quarter-end thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of September 30, 2009 is in excess of $16.2 million.

Capital Expenditures.  We had no material commitments for capital expenditures at September 30, 2009.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended September 30, 2009 and 2008 was $96,974 and $89,953, respectively, and for the nine months ended September 30, 2009 and 2008 was $293,567 and $251,221, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2009 (October 1, 2009 through December 31, 2009)	$99,335
2010	265,565
2011	169,086
2012	126,815
2013 and thereafter	—
$660,801

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $11,586 and $28,645 for the nine months ended September 30, 2009 and 2008, respectively.  Following is a summary of the Company’s licenses as of September 30, 2009:

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

During April 2009, the Company (i) exercised its rights to terminate the limited license agreement entered into during January 2009 and (ii) terminated its production software license agreement entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  These terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements.  See “Litigation” below.

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

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbid the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will record a benefit of approximately $72,000 during the three months ending December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit.  A hearing on the award of such damages will be held on November 10, 2009.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time, because of the financial status of the supplier.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Vendor Settlements and Credits.  The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  The Company recognized an aggregate benefit of $278,173 during the three and nine months ended September 30, 2009, which was reflected as an offset to selling, general; and administrative expenses.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contribution for the next 2% of employee’s elective deferrals.  The Company has made matching contributions totaling $115,779 for the nine months ended September 30, 2009 and $26,045 for the nine months ended September 30, 2008.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the nine months ended September 30, 2009.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of September 30, 2009.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $105,000 as of September 30, 2009, which expire during October 2009.  To date, no beneficiary has drawn upon the standby-by letters of credit.

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition / Allowances for Doubtful Accounts.  Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $15,000 charged off as uncollectible since we commenced deliveries during 2006.  As of September 30, 2009, we have a recorded a reserve for doubtful accounts of $110,000, compared to $90,000 as of December 31, 2008.

We have an outstanding receivable from one of our international distributors totaling $1,502,600 as of September 30, 2009, which we have specifically reviewed for risk of loss due to uncollectibility.  Based on our specific review, we consider this receivable balance to be fully collectible because of our historical experience with this distributor and our ongoing evaluation of their credit status.  In addition, the receivable balance has been reduced $1,025,916 to a remaining uncollected balance of $476,684 subsequent to September 30, 2009, which further supports the likelihood of collection of the receivable in full.  However, should the balance due from this customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw material and component parts	$4,347,913	$4,783,730
Work-in-process	1,492,432	1,282,140
Finished goods	3,117,029	2,823,212
Subtotal	8,957,374	8,889,082
Reserve for excess and obsolete inventory	(863,875)	(529,121)
Total	$8,093,499	$8,359,961

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, the Company’s inventory reserves represented 10% of the gross inventory balance at September 30, 2009, compared to 6% of the gross inventory balance at December 31, 2008.  Our finished goods are composed primarily of our new DVM -750 system, the new DVM-500 plus and the DVF 500 flashlight products which are not considered excess or obsolete.  The Company has reduced the finished goods inventory related to the legacy DVM-500 system to less than 50 as of September 30, 2009.  Raw material and component part inventory balances were increased at December 31, 2008 and September 30, 2009 to accommodate the conversion to the updated DVM-500 and the new DVM -750 products.  The level of finished goods at September 30, 2009  was increased because of three primary factors:  (1) we were not able to ship approximately $1 million in DVM-750 orders prior to September 30, 2009 because the wireless download optional feature was not yet available on such product, (2) we produced extra DVM-750 units in order to accommodate several expected orders that were not awarded until after September 30, 2009, and (3) there was a general decrease in demand from our customers because of the economic recession and delays in purchasing units in anticipation of receiving Economic Stimulus Plan funding in the future.  Our raw material and component part inventory levels at September 30, 2009 and December 31, 2008 was increased primarily because of the following factors: (1) we had purchased component parts related to our DVM -750 product in anticipation of beginning commercial deliveries in the fourth quarter 2008, (2) we anticipated higher sales of all products during the third quarter of 2009 than actually occurred, and (3) there was a general decrease in demand from our customers because of the economic recession and delays in purchasing units in anticipation of receiving Economic Stimulus Plan funding in the future.  During the second quarter of 2009, we began deliveries of the DVM-750, which contributed to the decrease in raw material and component parts and significant increase in work in process as of September 30, 2009, as we rapidly increased production to satisfy the sales backlog accumulated on the DVM-750 product.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were increased to $315,687 as of September 30, 2009, compared to $271,307 as of December 31, 2008, which reflects the increased number of units under warranty and an anticipated increased failure frequency rates and average cost of claims on our initial deliveries of the DVM-750 product.  We are introducing several new products, including the DVM-750 mirror system, during 2009 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments” (“SFAS No. 123R”).  Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  For stock option grants issued during the nine months ended September 30, 2009, we used an expected stock-price volatility of 78% to 86%. The expected term of options granted during 2009 ranged from 2 to 5 years.

If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.  There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R.  Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation.  Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

 In addition, under SFAS No. 123R, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of September 30, 2009 is 5%.

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

           We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of September 30, 2009, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets.  As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of September 30, 2009 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year.  We do not believe that our business is seasonal in nature however; generally we generate higher revenues during the second half of the calendar year compared to the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

(Not Applicable)

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 8, 2009, Digital Ally, Inc. filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbid the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will record a benefit of approximately $72,000 during the three months ending December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit.  A hearing on the award of such damages will be held on November 10, 2009.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time, because of the financial status of the supplier.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Vendor Settlements and Credits.  The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  The Company recognized an aggregate benefit of $278,173 during the three and nine months ended September 30, 2009, which was reflected as an offset to selling, general; and administrative expenses.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

(c)      Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535 [2]

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

[2]
The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 248,610 shares have been repurchased under this program as of September 30, 2009, at a total cost of $1,687,465 ($6.79 per share average).  As a result, $8,312,535 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

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

Item 3.              Defaults upon Senior Securities.

(Not Applicable)

Item 4.              Submission of Matters to a Vote of Security Holders.

(Not Applicable)

Item 5.              Other Information.

(Not Applicable)

Item 6.              Exhibits.

(a)         Exhibits.

10.19	Letter Amendment to Loan Agreement dated September 30, 2009.

21.1	Subsidiaries of Registrant

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 5, 2009

DIGITAL ALLY, INC., a Nevada corporation

/s/	Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/	Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.19	Letter Amendment to Loan Agreement dated September 30, 2009.
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
21.1	Subsidiaries of the Registrant.
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.