Form 10-K
period 2009-12-31
DIGITAL ALLY INC
filed 2010-03-23
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

As of June 30, 2009, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($2.22) of the registrant’s most recently completed second fiscal quarter was:  $32,777,982.

The number of shares of our common stock outstanding as of March 19, 2010 was: 16,321,998.

Documents Incorporated by Reference:  None.

FORM 10-K
DIGITAL ALLY, INC.
DECEMBER 31, 2009

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	47

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

PART I

ITEM 1.    Business.

Digital Ally produces digital video imaging and storage products for use in law enforcement and security applications.  Our current products are a low cost, easy-to-install, in-car digital video rear view mirror, a weather-resistant and rugged mobile digital video recording system designed for use in motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on a individual’s body (clipped to a pocket, belt etc.), and a digital video flashlight.   These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight.  We sell our products to law enforcement agencies and other security organizations and for consumer and commercial applications through direct sales and third-party distributors.  We currently have several new and derivative products in research and development that are anticipated to go into commercial production during 2010, including products designed for taxi cab, fleet vehicle and school bus applications.

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

Products

We currently produce and sell digital audio/video recording and storage products including the following product series:

•	An in-car digital audio/video system that is integrated into a rear view mirror. These products are marketing under the DVM-500, DVM-500 Plus and DVM-750 series.

•	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat uses. This product is marketed as our DVM-500 Ultra system.

•	A miniature body-worn digital audio/video camera. This product is marketed as our FirstVU system.

•	A digital audio / video system that is integrated into a large law-enforcement style flashlight. This product is marketed as our DVF-500 system.

These product series are used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage.  We are also developing derivative products using our digital video compression, recording and storage knowledge that can be used in school bus, taxi cab, and fleet vehicle applications.  We intend to launch these derivative products in 2010.   We also intend to produce and sell other digital video devices in the future.  All of these products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board that can be designed into small form factors.  In addition to selling our products directly to our customers, we may in the future sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (original equipment manufacturer) customers.

We are developing a strategic plan to either acquire or develop the technology needed to enter the Automatic Number Plate Recognition (“ANPR”) market.  ANPR is a mass surveillance method that uses optical character recognition on images to read the license plates attached to vehicles. These systems can use existing closed-circuit television cameras, police road-rule enforcement cameras or cameras specifically designed for the task. Such systems are used as a method for collecting tolls electronically on toll roads and for monitoring traffic activity, such as red light adherence at intersections.

ANPR can be used to store the images captured by the cameras as well as the text from the license plate, with some systems configurable to store a photograph of the driver. These systems commonly use infrared lighting to allow the camera to take pictures at any time of day. A powerful flash may be included in a version of the intersection-monitoring cameras, serving both to illuminate the picture and to make the offender aware of his or her driving violation. ANPR technology tends to be region-specific, owing to plate variation from place to place.

We believe that ANPR is a natural derivative of our product offerings and we intend to enter this market in 2010 or 2011, subject to the results of our technical and economic feasibility studies.

In-Car Digital Video System - DVM-500, DVM-500 Plus and DVM-750

In-car video systems for patrol cars are now a necessity and have generally become standard.  Current systems are digital and VHS-based with cameras mounted in the windshield and the recording device generally in the trunk of the vehicle.  Most manufacturers have already developed or are at least having begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

Our digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver.

Our in-car digital video rear view mirror has the following features:

•	wide angle zoom color camera;

•	standards-based video and audio compression and recording;

•	system is concealed in the rear view mirror, replacing factory rear view mirror;

•	monitor in rear-view mirror is invisible when not activated;

•	eliminates need for analog tapes to store and catalogue;

•	easily installs in any vehicle;

•	archives to computers (wirelessly) and to DVDs, CD-ROMs, or file servers;

•	900 MHz audio transceiver with automatic activation;

•	marks exact location of incident with integrated GPS;

•	playback using Windows Media Player;

•	proprietary software protects the chain of custody; and

•	records to rugged and durable solid state memory.

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful, such as the school bus, mass transit and delivery service industries among others.  We plan to address this market with the DVM-250 Pro Event Recorder in 2010.  The DVM-250 is a rear-view mirror based digital audio and video recording system with many but not all of the features of our DVM-500 and DVM-750 mirror systems but at a lower price point.  The DVM-250 is designed to capture “events” such as wrecks and erratic driving or other abnormal occurrences for evidentiary or training purposes. These potential markets could find our units attractive from both a feature and cost perspective, as compared to other providers.

All-Weather Mobile Digital Video System – DVM-500 Ultra

This system is a derivative of our in-car video systems but is more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically for use on motorcycles, ATV’s and boats.  Current systems are digital and VHS-based with cameras mounted in the frame of the motorcycle, ATV or boat and the recording device generally in the saddle-bag or other compartment.  Most manufacturers have already developed or at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

Miniature Body-Worn Digital Video System - FirstVU

This system is also a derivative of our in-car video systems but is much smaller and lighter, more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing.  The unit is self contained and requires no external battery or storage devices.  Current systems are digital based but generally require a battery pack and/or storage device to be connected to the camera by wire or other means.   We believe that our FirstVU product is more desirable for potential users because of its miniature size, shape and weight characteristics than our competitors’ offerings.

Digital Video Flashlight – DVF-500

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

The unit is a high-quality, water-resistant, machined aluminum body, law enforcement-style flashlight that integrates a complete digital video and audio recording system.  The system is so compact that the size, shape and weight of the digital video flashlight are virtually the same as a traditional flashlight.  This allows the continued use of the flashlight as a standard tactical flashlight or as a defensive baton if necessary.  As a self contained unit, the digital video flashlight does not rely on transmitters, cables, external batteries or a separate recorder.  The digital video flashlight provides room for the digital video system by replacing regular flashlight bulbs with new ultra-bright light-emitting diode (“LED”) technology, as opposed to fragile conventional lamps.  The small physical size and mechanical ruggedness of the LED makes it ideal for use in professional flashlights.

We believe that the brightness and light quality of the LED is superior to incandescent bulbs.  Our digital video recording system is easy to use and requires only one button to start and stop recording.  There are no complicated controls or distracting displays to interfere with a police officer’s normal activities or compromise his or her safety.  All internal settings are controlled through an on-board USB interface or by plugging into an external video monitor.  The digital video flashlight includes proprietary software for downloading and managing video.

In addition to law enforcement, the digital video flashlight has potential applications in lighter-duty activities that require a less rugged flashlight as compared to law enforcement applications.  Such lighter-duty applications include private security, the insurance industry, homeland security, home inspections and underground inspections of telephone, cable, water and sewer lines.  Other potential users are the military, fire departments, coast guard, border patrol and customs inspectors.

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

Market and Industry Overview

Our primary market is domestic and international law enforcement agencies. In 2010, we plan to pursue the fleet vehicle and mass transit markets. In the future we may address markets for private security, homeland security, general consumer and commercial and the original equipment manufacturers.

Law Enforcement

We believe that one of the most valuable uses of our various series of digital audio / video products may be in the recording of roadside sobriety tests.  According to the Department of Justice, in 2003 there were almost 14 million arrests, with approximately 10%, or 1.4 million of those arrests for DWI-driving under the influence (Source:  FBI Crime Reports, Crime in the United States, annually.)  Without some form of video or audio recording, court proceedings usually consist of the police officer’s word against the suspect’s.  Records show that where there is video evidence to back up officer testimony, conviction rates increase substantially.  Video evidence also helps to protect police departments against frivolous lawsuits.

The largest source of police video evidence today is in-car video.  Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place.  The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults.  In all of these cases, the digital video flashlight and the FirstVU may provide recorded evidence of the suspect’s actions and reactions to police intervention.

Additionally, motorcycle patrolmen rarely have video systems.  We believe that digital video flashlight can become an essential tool for the motorcycle policeman to provide evidence not previously available.  We also have developed the DVM-500 Ultra as a mobile application of our digital video recording system that can be used specifically by motorcycle police and water patrol.

Crime scene investigations, including detailed photography, take up a large part of the budgets of metropolitan police forces.  The digital video flashlight and the FirstVU may record a significant portion of such evidence at a much lower cost, for gathering, analyzing and storing data and evidence.

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

The digital video flashlight and the FirstVU present an excellent management tool for these companies to monitor conduct and timing of security rounds.  In addition to the digital video flashlight and FirstVU, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to government spending, American corporations are spending heavily for protection against the potential of terrorist attacks.  In 2004, the New York Times reported on the “Homeland Security-Industrial Complex.”  That report indicated that private-sector outlays for antiterrorism measures and to guard against other forms of violence may be as much as $40 billion to $50 billion per year, or two to three times higher than the annual rate prior to September 11, 2001.  (Source: Louis Uchitelle, The Rise of the Homeland Security-Industrial Complex, NEW YORK TIMES, October 17, 2004.)  As of 2004, the federal government’s expenditure for security has also passed $40 billion per year, double what it was before September 11, 2001.  (Source: Congressional Budget Office, Federal Funding for Homeland Security, April 30, 2004.)  For the fiscal year 2005, it was estimated that the federal government would spend $47 billion and state and local governments would spend an additional $7 billion for antiterrorism security.  (Source: Congressional Budget Office, Federal Funding for Homeland Security, April 30, 2004.)

Commercial and Other Markets

There are numerous potential applications for our digital audio /video camera products.  We believe that other markets for our digital video systems, including the derivatives currently being developed, include private investigators, SWAT team members, taxi cabs, over-the-road trucking fleets, airport security, municipal fire departments, and the U.S. military.  Other commercial markets for our digital video systems include real estate appraisers, plumbers and electricians.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products.  Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products.  Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers.  Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment.  We have identified multiple suppliers who meet our quality, cost, and performance criteria.  We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.  We will continue to perform final assembly and testing in-house.  Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property.

License Arrangements

We have entered into several software license agreements with Ingenient Technologies, Inc. (“Ingenient”), and Nuvation Research Corporation (“Nuvation”) regarding the license of certain software products to be used in our video products.  The licensors have written certain software for specific Texas Instrument chips which are included in our products.  The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.   Following is a summary of our license agreements as of December 31, 2009:

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

During April 2009, we terminated a production license agreement that we entered into in October 2008 and a production software license agreement that we entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  These terminations are now in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation”.

Sales and Marketing

We use our direct sales force and third party distributors to market our products.  Our key promotional activities include:

•	attendance at industry trade shows and conventions;

•	use of a cut-away police car model to demonstrate the digital video rear view mirror product at trade shows, conventions and other marketing venues;

•	direct sales, with a force of industry-specific sales individuals who identify, call upon and build on-going relationships with key purchasers and targeted industries;

•	support of our direct sales with passive sales systems, including inside sales and e-commerce;

•	print advertising in journals with specialized industry focus;

•	direct mail campaigns targeted to potential customers;

•	web advertising, including supportive search engines and website and registration with appropriate sourcing entities;

•	public relations, industry-specific venues, as well as general media, to create awareness of our brand and our products, including membership in appropriate trade organizations; and

•	brand identification through trade names associated with us and our products.

Competition

The law enforcement and security surveillance markets are extremely competitive.  Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development.  We will also compete with any company making surveillance devices for residential and commercial use.  There can be no assurance that we will be able to compete successfully in these markets.  Further, there can be no assurance that new and existing companies will not enter the digital audio/video and security surveillance markets in the future.  See “Risk Factors - Competition.”

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  However, we license the critical technology on which our products are based from third parties, including Ingenient Technologies, Inc., and Nuvation Research Corporation.

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

Employees

We had 103 full-time employees as of December 31, 2009.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

ITEM 1A.  Risk Factors.

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

Risk Factors

We incurred a loss in 2009.

We had a retained deficit of $769,801 at December 31, 2009, which reflects our net loss of $1,114,317 for 2009, as noted in our audited financial statements.  At December 31, 2009, we had working capital of approximately $14.5 million. Our loss for 2009 resulted primarily from delays in the launch of our new DVM-750 product and the effects of the current recession on our business, which negatively impacted the budgets and funding of the law enforcement agencies who are our primary customers

If we are unable to manage our rapid expansion in business, our prospects may be limited and our future profitability may be adversely affected.

We have experienced rapid expansion resulting from the success of our marketing activities and the overall acceptance of our products by the market.  We expanded our production capabilities and capacity significantly to handle new products in 2009, which strained our managerial, financial and other resources.  We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies which may result in reduced growth prospects and profitability.

There are risks related to dealing with governmental entities as customers.

One of the principal target markets for our products is the law enforcement community.  In this market, the sale of products will be subject to budget constraints of governmental agencies purchasing these products, which could result in a significant reduction in our anticipated revenues.  These governmental agencies are currently experiencing budgetary pressures as a result of the recession and its impact on local sales, property and income taxes that provide funding for purchasing our products. These agencies also may experience political pressure that dictates the manner in which they spend money.  As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints.  We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so.  Further, even if such agencies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

The current economic and real estate market downturns will likely depress state and local tax revenues from sales, use, income and property tax sources. The reduction in such revenues will likely reduce funding to law enforcement agencies that represent our primary customers.

The national economy is in deep recession, which is resulting in lower tax collections by state and local taxing authorities.  Police agencies rely on funding from state and local tax sources to purchase our products.  Therefore, the recession has generally decreased our primary customers’ ability to purchase our systems unless they can find other sources of funding to cover the shortfall.  We hope that the Economic Stimulus Act of 2009 will provide a source of alternative funding; however, the amount, timing and use of such alternative funding by our prospective customers have been uncertain.  Demand for our product may be substantially reduced unless this source of alternative funding does cover shortfalls created by the recession’s impact on state and local tax revenues.  We cannot assure investors that such law enforcement agencies will have the necessary funds to purchase our products even though they may want to do so.

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

We substantially depend on sales from our in-car video products and if these products become obsolete or not widely accepted, our growth prospects will be diminished.

In the years ended December 31, 2009 and 2008, we derived our revenues predominantly from sales of our in-car video systems including the DVM-500 and DVM-750 digital video rear view mirrors and accessories, and we expect to continue to depend on sales of these products during 2010.  However, we intend to introduce new products during 2010 that we anticipate will lead to diversifying our revenue sources in the near future.  A decrease in the prices of, or the demand for our in-car video products, or the failure to achieve broad market acceptance of our new product offerings, would significantly harm our growth prospects, operating results and financial condition.

We substantially depend on our research and development activities to design new products and upgrades to existing products and if these products are not widely accepted, or we encounter difficulties and delays in launching these new products, our growth prospects will be diminished.

We have a number of active research and development projects underway at the current time that are intended to launch new products or upgrades to existing products.  We may incur substantial costs and/or delays in completion of these activities that may not result in viable products or may not be received well by our potential customers.  We have incurred $3,603,696 and $3,171,721 in research and development expenses during the years ended December 31, 2009 and 2008, respectively, which represent a substantial expense compared to our total revenues and net income.  If we are unsuccessful in bringing these products from the engineering prototype phase to commercial production, we could incur additional expenses (in addition to those already spent) without receiving revenues from the new products.  Also, these new products may fail to achieve broad market acceptance and may not generate revenue to cover expenses incurred to design, develop, produce and market the new product offerings.  During 2008 and 2009 we incurred substantial delays in the launch of our DVM-750 product that negatively impacted our revenues and increased our costs. If these conditions recur in our other new products the effect would significantly harm our growth prospects, operating results and financial condition.

If we are unable to compete in our market, you may lose all or part of your investment.

Our market is highly competitive and highly fragmented.  The law enforcement and security surveillance markets are extremely competitive.  Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy, cost and other factors.  Our primary competitors include:  L-3 Mobile-Vision, Inc., Watchguard, Kustom Signals, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies.  There are direct competitors who have competitive technology and products for all of our products.  Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements.  As a result, our competitors may develop superior products or beat us to market with products similar to ours.  Further, there can be no assurance that new companies will not enter our markets in the future and we expect to encounter new competitors as we develop and market new products.  Although we believe that our products will be distinguishable from those of our competitors on the basis of their technological features and functionality at an attractive value proposition, there can be no assurance that we will be able to penetrate any of our anticipated competitors’ portions of the market.  Many of our anticipated competitors may have existing relationships with equipment or device manufacturers that may impede our ability to market our technology to those potential customers and build market share.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.  If we are not successful in competing against our current and future competitors, you could lose your entire investment.  See “Description of Business - Competition.”

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

As with all electronic devices, hardware issues can arise from many sources.  The component electronic parts we utilize come from many sources around the world.  We attempt to mitigate the possibility of shipping defective products by fully testing sub-assemblies and thoroughly testing assembled units before they are shipped out to our customers.  Because of the nature and complexity of some of the electronic components used, such as microprocessor chips, memory systems, and zoom video camera modules, it is not technically or financially realistic to attempt to test every single aspect of every single component and their potential interactions.  By using components from reputable and reliable sources, and by using professional engineering, assembly, and testing methods, we seek to limit the possibility of defects slipping through.  In addition to internal testing, we now have thousands of units in the hands of police departments and in use every day.  Over the past years of field use we have addressed a number of subtle issues and made refinements requested by the end-user.

We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our executive officers, Stanton E. Ross, Kenneth L. McCoy and Steven Phillips.  We do not have employment agreements with Messrs. Ross, McCoy or Phillips.  The loss of the services of these individuals could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  We have not obtained key-man life insurance policies on these individuals.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

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

The only component group that would require a complete redesign of our digital video electronics package is the Texas Instruments chips.  While there are competitive products available, each chip has unique characteristics that would require extensive tailoring of product designs to use it.  The Texas Instrument chips are the heart of our video processing system.  If Texas Instruments became unwilling or unable to provide us with these chips, we would be forced to redesign our digital video encoder and decoder systems.  Such a complete redesign could take substantial time (i.e. over six months) to complete.  We attempt to mitigate the potential for interruption by maintaining continuous stocks of these chips to support several months’ worth of production.  In addition, we regularly check on the end-of-life status of these parts to make sure that we will know well in advance of any decisions by Texas Instruments to discontinue these parts.  There are other semiconductors that are integral to our product design and which could cause delays if discontinued, but not to the same scale as the Texas Instrument chips.

We are uncertain of our ability to protect technology through patents.

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  We license the critical technology on which our products are based from Ingenient, Inc., and Nuvation pursuant to license agreements.  However, the technology licensed from these licensors is only critical in that it is the basis of our current product design.  We may choose to use other video encoding and decoding technology in future products, thus lessening our dependence on our licenses with these companies.

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

We have licensing agreements with Ingenient and Nuvation regarding certain software used as the platform for the proprietary software we have developed for use in our products.  Each of these licensing agreements have specified terms and are renewable on an annual basis unless both parties determine not to renew them and provided the parties are in compliance with the agreements.  If we fail to make the payments under these licenses or if these licenses are not renewed for any reason, it would cause us significant time and expense to redevelop our software on a different software platform, which would have a material adverse effect on our business, operating results and financial condition.

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

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 21%, including options vested or to vest within sixty days, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

We are a party to several lawsuits both as a plaintiff and as a defendant or counter defendant which we may ultimately not prevail resulting in losses and may cause our stock price to decline.

The Company is also involved as a plaintiff and defendant in routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. See “Litigation.” The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition. However, there can be no assurance that the Company will prevail in the litigation or proceedings and that the result will not require the Company to pay damages or other awards to the counterparty.

Risks Relating to our Common Stock

The possible issuance of common stock subject to options may dilute the interest of stockholders.

We have granted options to purchase a total of 4,668,726 shares of our common stock for issuance under our stock option and restricted stock plans which remain outstanding and unexercised as of December 31, 2009.  To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.    Description of Properties.

Our executive office consists of approximately 8,500 square feet and is located at 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213.  The lease will terminate on October 31, 2012 and its current monthly rent is $13,734.

We lease approximately 24,000 square feet of office and warehouse space at 1210, 1212 and 1218 Valley Ridge Drive, Grain Valley, Missouri 64029 under four different lease agreements.  We use this facility for engineering, warehousing, assembling and shipping of our finished product.  The leases on these facilities terminate in June 2010 and the aggregate monthly rent is $14,115.  We have an option to renew these leases for one additional year at expiration.

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

We are seeking new facilities in the greater Kansas City metropolitan area to relocate our manufacturing, engineering, sales and administrative in a single facility, however, we have no commitment to enter into any new leases.

We believe that our current facilities are adequate to meet our operational needs for the upcoming year if we do not relocate to new and suitable facilities during 2010.  We have the ability to exercise our option to renew the Grain Valley Missouri lease if it becomes necessary.

ITEM 3.    Legal Proceedings.

The Company is involved in various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in any of the following actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  Plaintiff is seeking unspecified damages and punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi and the trial date is set for May 2010. The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will recorded a benefit of approximately $72,000 during the year ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  This filing has stayed any further action by us in court regarding the award of our claimed damages.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial and bankruptcy status of the supplier.

The Company is also involved as a plaintiff and defendant in routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of such other pending litigation and administrative proceedings will not be material to its business or its financial condition.

ITEM 4.    [Reserved]

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

The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2009
1st Quarter	$3.86	$1.54
2nd Quarter	$2.52	$1.60
3rd Quarter	$3.10	$2.34
4th Quarter	$2.47	$1.50

Year Ended December 31, 2008
1st Quarter	$7.41	$6.91
2nd Quarter	$9.84	$6.80
3rd Quarter	$9.10	$6.72
4th Quarter	$6.90	$2.61

Holders of Common Stock

As of December 31, 2009, we had approximately 111 shareholders of record for our common stock.

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

Stock Repurchase Plan.

During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the year ended December 31, 2009.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of December 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2009, there were 47,027 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.    At December 31, 2009, there were 208,500 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  At December 31, 2009, there were 170,785 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  At December 31, 2009, there were 174,000 shares available for issuance under the 2008 Plan.

The 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan are referred to as the “Plans.”

The Plans authorize us to grant (i) to the key employees incentive stock options {except for the 2007 Plan} to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock.  The Compensation Committee of our board of directors administers the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

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

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	3,495,587	$2.82	429,527
Equity compensation plans not approved by stockholders	1,173,139	$2.37	170,785
Total	4,668,726	$2.71	600,312

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the fiscal years ended December 31, 2009 and 2008.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our loss in fiscal 2009; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues and profitability in 2010 under the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the DVM-750, FirstVU and DVM-500 Ultra, and have such new products perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 will translate into sales during 2010; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including increasing our international revenues to their historical levels; (ix) our ability to continue to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-750 and DVM-500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) potential that digital video will fail to be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on a few manufacturers and suppliers for components of our products; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

 Overview
           We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter 2008.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter of 2009 and we launched the FirstVU (body-worn camera) product during the fourth quarter 2009.  We have additional research and development projects that we anticipate will result in several new products to be launched in 2010.  We believe that the launch of these new products will help to diversify and increase our product offerings resulting in increased revenues in the future.

We have regained profitability during the third and fourth quarters of 2009 for which we reported operating income of $122,434 and $341,167 on revenues of $5,714,683 and $9,245,190 during the third and fourth quarters of 2009, respectively.   This reverses the negative trend experienced during the previous three quarters in which our operating losses totaled $285,643 (second quarter 2009); $1,967,625 (first quarter 2009) and $1,044,123 (fourth quarter 2008).  We have regained profitability primarily as a result of significant cost containment measures, revenue increases and improved gross margins on sales.  Sales and gross margins have improved because of the successful launch of the DVM-750 product and gains in production efficiencies of such product.  We shipped an international order for the new DVM-750 product in excess of $3.3 million during the fourth quarter 2009 which contributed to the increased revenues.   We have experienced a general increase in inventory levels during the same time frame.  There have been a number of factors/trends affecting our recent performance, which include:

•
We experienced a decrease in revenues during the fourth quarter 2008 and first quarter 2009 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, and continue to make 2010 a challenging business environment.  Our revenues in the second, third and fourth quarters of 2009 improved over the first quarter 2009 and we expect that our sales for 2010 will improve if these conditions begin to abate.  We had record revenues for the fourth quarter 2009.

~~•~~
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and contributed to our decreased revenues and operating losses in 2009, along with the economic recession.  We were not able to compete for several large contracts that required the specifications of the DVM-750.  In addition, we bought substantial quantities of component parts in the fourth quarter 2008 and first quarter 2009 in anticipation of commencing commercial production of the DVM-750 beginning in the fourth quarter 2008, which increased our inventory balances.  Commercial deliveries of the DVM-750 commenced in the second quarter 2009, which were a prime component of our improved sales for the second, third and fourth quarters of 2009 over the first quarter of 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help to improve our revenues in 2010 over 2009, despite the current economic recession.

•
We anticipated that the assembly line changeover to the new DVM-500 Plus and DVM-750 products would occur during the fourth quarter 2008.  We built significant quantities of the legacy DVM-500 model in October and November 2008 to handle anticipated product demand during the conversion period.  As a result we held approximately 1,150 DVM-500 units in finished goods inventory at December 31, 2008.  The number of these units has been reduced to less than 10 units at December 31, 2009 though sales activities in 2009.  We are planning to build 300 to 500 additional DVM-500 units during the first quarter of 2010 to handle current customer demands for this legacy product.   We have not found it necessary to offer any significant discounts to sell the DVM-500 units because their retail price point is below both the DVM-500 Plus and the DVM-750.   In addition, we need to maintain a minimal quantity of these units for warranty and service purposes.

•
We believe that current and potential customers may be delaying orders due to a number of factors, including budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding, estimated at over $4 billion, allocated to Law Enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, we expect that law enforcement agencies will have access to federal funding which has not been available to them in the past.  We believe that such funding could have a positive impact on our revenues in the future, but cannot predict the amount of the funds that will be used for products such as ours or the timing of the release of such funds.  We were able to reduce our inventory levels substantially during the fourth quarter of 2009 and  we anticipate  that our inventory balances will continue to decline in 2010 as our sales increase and as we continue to maintain stricter inventory control.

•
Our international revenues decreased substantially during the fourth quarter 2008 and the first three quarters of 2009.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rates versus the US dollar.  We have focused on our international business by hiring an international sales manager in January 2009, hiring a European-based sales manager in November 2009 and by appointing international distributers in new countries during 2009.  We expect that international sales will improve during 2010, based on an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur, although we can make no assurances in this regard.  In addition, we believe that the availability of the DVM-750 will help to improve our international revenues.  During October 2009, we received an international order from Turkey for DVM-750 units valued in excess of $3.3 million.  This order represented our largest single international or domestic order for 2009 and was shipped during the fourth quarter 2009. We are encouraged by this shipment because it illustrates the potential popularity of our new DVM-750 product.

•
Our recent operating losses and increases in inventory levels led to deterioration in our cash levels and liquidity in 2009 compared to fiscal 2008.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, provided that we continue to satisfy the facility’s covenants, one of which is maintaining a $15.0 million minimum tangible net worth.  Currently, we have no long or short-term debt outstanding and have approximately $14.5 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will continue to improve during 2010 if our revenues and profitability increase and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

Our line-of-credit facility requires us to maintain a minimum tangible net worth of $15 million until its maturity date in April 2010.  We had a tangible net worth in excess of $17.0 million at December 31, 2009. If we do not remain profitable and operating losses recur, we may be at risk of not meeting such requirement. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in April 2010 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.

Off-Balance Sheet Arrangements

           We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 9 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We are contingently liable as of December 31, 2009 for standby letters of credit issued by our bank for an aggregate amount of $201,348 to certain customers as security if we do not complete our contractual obligation to deliver products.  The outstanding standby letters expire in March 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

For the Year Ended December 31, 2009 and 2008

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2009 and 2008, represented as a percentage of total revenues for each respective year:

	Year Ended December 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	49%	40%

Gross profit	51%	60%
Selling, general and administrative expenses:
Research and development expense	14%	10%
Selling, advertising and promotional expense	13%	10%
Stock-based compensation expense	5%	5%
Charges related to purchase and cancellation of employee stock options	1%	—%
Vendor settlements and credits	(1%)	—%
General and administrative expense	26%	20%

Total selling, general and administrative expenses	58%	45%

Operating income (loss)	(7%)	15%
Interest income (expense)	—%	—%

Income (loss) before income tax provision	(7%)	15%
Income tax (provision) benefit	3%	(5%)

Net income (loss)	(4%)	10%

Net income (loss) per share information:
Basic	$(0.07)	$0.22
Diluted	$(0.07)	$0.19

 Revenues

           In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  During the second quarter 2009 we launched the new DVM-750 product series with many advanced features that targets larger police agencies and urban areas.  The DVM-750 has allowed us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter 2009 through the introduction of our DVM-500 Ultra model that targets motorcycle, boat and ATV markets, and in the fourth quarter 2009, we introduced the FirstVU, which is a small mobile product that clips onto an officer’s pocket or uniform. We anticipate that our new products including the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVU, will contribute to our 2010 revenues as we phase-out our DVM-500 legacy product. We plan to discontinue the manufacture of the DVM-500 legacy product during 2010 and will attempt to migrate its historical customers to our DVM-500 Plus product or DVM-750 model.

Revenues for the year ended December 31, 2009 and 2008 were $26,366,253 and $32,625,477, respectively, a decrease of $6,259,224 (19%), due to the following factors:

~~•~~
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $11,200 in fiscal 2008 to $10,700 during fiscal 2009.  We shipped 24 individual orders in excess of $100,000 each for an aggregate of $7.4 million in revenue in 2009 compared to 24 orders individually in excess of $100,000 for total revenue aggregate of approximately $8.8 million in 2008.  We believe that this is indicative of reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  However, during the fourth quarter 2009 we shipped nine individual orders in excess of $100,000, a quarterly record for us.  We are hopeful that this may indicate an easing of such budgetary constraints and that a normal purchasing pattern will return during 2010, although we can make no assurances in this regard.

•
Our international revenues decreased substantially to $3,971,297, representing 15% of total revenues during fiscal 2009 compared to $8,588,335, representing 26% of total revenues during fiscal 2008.  Sales to certain countries that were strong revenue sources for us on an historical basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the US dollar.  We have focused on improving our international business by hiring an international sales manager in January 2009, hiring a salesman to cover Europe and the Middle-East territories and appointing international distribution agents in 11 new countries since January 1, 2009, which brings our total to 36 agents representing our products in various countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in the fourth quarter 2009. However, international sale cycles generally take longer than domestic business.  During October 2009, we were awarded a $3 million plus contract for our DVM-750 product from a customer in Turkey that shipped in the fourth quarter2009.

We maintained consistent retail pricing on our DVM-500 models during 2009 and do not plan any material changes in pricing during 2010 for the DVM-500 product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2009 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the years ended December 31, 2009 and 2008 was $12,933,209 and $12,980,683, respectively, a decrease of $47,474 (1%).  The decrease in costs of goods sold is commensurate with the 19% decrease in revenues offset by an increase in the cost of goods sold as a percent of revenues resulting from the impact of the introduction of the new DVM-750 and DVM-500 Ultra product lines and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second and third quarters of 2009.  There were inefficiencies, training, rework and a high failure rate at final burn-in that contributed to increased production costs during the year ended December 31, 2009.  Such product conversion costs and inefficiencies are main focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the year ended December 31, 2009, reaching planned production rates of 60 to 70 units per day in late 2009.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve dramatically during 2010.  Costs associated with the production line conversion to DVM-750, DVM-500 Ultra and DVM-500 Plus products, including the training, rework and high failure rates of the DVM-750 units coupled with a significant decrease in revenues (19%) during the year ended December 31, 2009, resulted in a substantial increase in our cost of revenues as a percent of revenues to 49% compared to the 40% rate during the year ended December 31, 2008. We expect that our new product offerings during 2009 and 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010, but hope for a modest improvement compared to 2009 levels as we increase our sales and implement production efficiencies.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $560,426 in reserves for obsolete and excess inventories at December 31, 2009.  We had fewer than 10 units of the legacy DVM-500 units in finished goods at December 31, 2009, which we expect to sell during 2010 without any price discounts.  Total raw materials and component parts were $3,915,440 and $4,783,730 as of December 31, 2009 and 2008, respectively, a decline of $868,290. We believe that our obsolescence risk was less at December 31, 2009 than in the prior year because of the decline in the number of our DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at December 31, 2009 and the new product introductions that we anticipate during 2010.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expanded our product line during 2009 and in expectation for 2010.  We are concentrating on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines during 2010, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities with more pricing leverage.  In addition, we believe if we can increase production rates for 2010, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales.  Nonetheless, the impact of these supply chain efficiencies on our cost of revenue during 2010 may be diminished somewhat by the introduction of new products on our cost of revenue during 2010, resulting in an improved cost of revenue as a percentage of revenue but not reaching our 2008 level of 40%.

Gross Profit

 Gross profit for the years ended December 31, 2009 and 2008 was $13,433,044 and $19,644,794, respectively, a decrease of $6,211,750 (32%).  The significant decrease is commensurate with the 19% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the year ended December 31, 2009.  The gross profit percentage decreased to 51% for the year ended December 31, 2009 from 60% for the year ended December 31, 2008.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2010.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices.  Nonetheless, we expect only a slight improvement in our gross margin percentage for 2010 compared to 2009 because of the impact of our new product offerings.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $15,222,711 and $14,544,759 for the year ended December 31, 2009 and 2008, respectively, an increase of $677,952 (5%).  Overall selling, general and administrative expenses as a percentage of sales increased to 58% in 2009 compared to 45% in 2008.  The significant components of selling, general and administrative expenses are as follows:

	Year Ended December 31,
	2009	2008
Research and development expense	$3,603,696	$3,171,721
Selling, advertising and promotional expense	3,411,693	3,341,985
Stock-based compensation expense	1,399,879	1,599,264
Charge related to purchase and cancellation of employee stock options	358,104	—
Vendor settlements and credits	(278,173)	—
Professional fees and expense	1,118,771	1,165,111
Executive, sales and administrative staff payroll	3,016,035	2,217,402
Other	2,592,706	3,049,276
Total	$15,222,711	$14,544,759

   Research and development expense.  We continue to focus on bringing new products, updates and improvements to current products to market.   Our research and development expenses totaled $3,603,696 and $3,171,721 for the years ended December 31, 2009 and 2008, respectively, an increase of $431,975 (14%).  The increase in 2009 was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns.  We believe that our cost trends have improved substantially during the second half of 2009 because of our cost containment efforts and increased scrutiny of engineering resources by our new Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, and the line extensions for our current products that we plan to bring to market during 2010.  We employed a total of 24 engineers at December 31, 2009, most of who are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2009 and 10% in 2008, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses increased during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we successfully launched the DVM-500 Ultra and during the fourth quarter we launched the FirstVU, which illustrates the positive results of our current research and development efforts.  Our number of engineers devoted to research and development activities is expected to increase during 2010 as we accelerate several development projects. Therefore, we believe that research and development expenses for 2010 will be slightly higher than our 2009 levels, although we expect that such expense as a percentage of total revenues should remain steady or decline as our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $3,411,693 and $3,341,985 for the years ended December 31, 2009 and 2008, respectively, an increase of $69,708 (2%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 7.5% to 10% of the gross sales price to the end customer.  Sales commissions totaled $2,893,555 and $2,765,058 for the years ended December 31, 2009 and 2008, respectively, an increase of $128,497 (5%), which is attributable to commissions paid on the $3.3 million plus Turkish sale in 2009. Commissions approximating $520,000 were accrued as commission expense owed to our international distributor relative to the Turkish sale in 2009. Sales commissions as a percentage of overall sales increased to 11% during the year ended December 31, 2009, compared to 8% during the year ended December 31, 2008, which is attributable to the commissions to this international distributor during 2009.

Promotional and advertising expenses totaled $518,138 during the year ended December 31, 2009, compared to $576,927 during the year ended December 31, 2008, a decrease of $58,789 (10%).   The decrease is attributable to our hiring of a graphic designer in 2009 who designed and produced many of our sales brochures and promotional tools.  We have increased the number of trade shows attended during 2009 to 2008, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $1,399,879 and $1,599,264 for the years ended December 31, 2009 and 2008, respectively, a decrease of $199,385 (12%).  The decrease was primarily attributable to the Separation Agreement we entered into with our former Vice President of Engineering and Production that included a provision under which we repurchased all of his vested and unvested stock options during April 2009.  As a result, all remaining unamortized stock compensation expense related to such unvested stock options was expensed immediately in the second quarter 2009 as a charge related to the purchase and cancellations of employee stock options.  Therefore, we had a reduced level of amortization related to such options in the third and fourth quarters of 2009 subsequent to the resignation.  Normal amortization of these options did occur during the year ended December 31, 2008.

Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $358,104 and $0 for the years ended December 31, 2009 and 2008, respectively, an increase of $358,104 (100%).  The increase was attributable to the Separation Agreement entered into with our former Vice President of Engineering and Production, who resigned during April 2009, as described above.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the year ended December 31, 2009.

Vendor settlements and credits. We resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to us of $278,173.  We disputed the value of services and products delivered and invoiced to us.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in us receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  We recognized an aggregate benefit of $278,173 during the year ended December 31, 2009, which was reflected as an offset to selling, general and administrative expenses.

Professional fees and expense.  Professional fees and expenses totaled $1,118,771 and $1,165,111 for the years ended December 31, 2009 and 2008, respectively, a decrease of $46,340 (4%).   The legal fees during 2009 were related primarily to normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  During 2008 the legal fees were primarily related to the L-3 Mobile Vision patent litigation and DeHuff matters.  The DeHuff and Z3 Technologies, LLC matters have not been resolved and therefore we expect that the related legal fees will continue to impact us during 2010.  The decrease in professional fees and expenses is primarily attributable to cost containment efforts related to intellectual property legal matters.

           Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $3,016,035 and $2,217,402 for the years ended December 31, 2009 and 2008, respectively, an increase of $798,633 (36%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in 2009 and a $150,000 performance bonus granted to our CEO during the year ended December 31, 2009, none of which occurred in 2008.   Effective January 2009, we hired three new sales and marketing employees, including an international sales manager, an inside sales manager and a national accounts manager, to improve our sales and marketing infrastructure in anticipation of the new products being launched in 2009 and to increase our presence internationally.  During November 2009, we also hired a salesman to cover Europe and the Middle East, all of which contributed to higher payroll costs in 2009 compared to 2008.

           Other.  Other selling, general and administrative expenses totaled $2,592,706 and $3,049,276 for the years ended December 31, 2009 and 2008, respectively, a decrease of $456,570 (15%).  The decrease in 2009 was primarily due to cost containment measures implemented that resulted in lower facility-related expenses, consulting, insurance, information technology and travel during 2009.  We plan to continue our cost containment initiatives in 2010 and expect the improvement in our overhead costs to continue.

Operating Income (loss)

           For the reasons previously stated, our operating income (loss) was $(1,789,667) and $5,100,035 for the years ended December 31, 2009 and 2008, respectively, a decline of $6,889,702 (135%).  Operating income (loss) as a percentage of revenues declined to (7%) in 2009 compared to 15% in 2008.  We expect that operating income will improve during 2010, as our revenue and gross margins dollars increase through the sale of our DVM-750 product and the launches of our new products and  anticipated increases in funding to states, counties and municipalities from the federal stimulus funds, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income declined to $35,350 in the year ended December 31, 2009 from $78,595 in 2008.  The decrease in interest income was a result of our decreased average cash balances, coupled with a significantly lower average interest rate earned on such balances during the year ended December 31, 2009 compared to 2008.

Income (Loss) before Income Tax (Provision) Benefit

As a result of the above, we reported income (loss) before income tax provision of $(1,754,317) and $5,178,630 for the years ended December 31, 2009 and 2008, respectively, a decline of $6,932,947 (134%).

Income Tax (Provision) Benefit

Our income tax benefit was $640,000 for the year ended December 31, 2009, compared to an income tax provision of $1,825,000 for the year ended December 31, 2008.

During the year ended December 31, 2009, we recorded a benefit for income taxes at an effective tax rate of 36% compared to a provision at an effective rate of 35% for 2008.  We have approximately $945,000 of net operating loss carryforwards as of December 31, 2009 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the years ended December 31, 2009 and 2008, we reported net income (loss) of $(1,114,317) and $3,353,630, respectively, a decrease of $4,467,947.

 Basic and Diluted Income (Loss) per Share

Basic income (loss) per share was $(0.07) and $0.22 for the years ended December 31, 2009 and 2008, respectively, for the reasons previously noted.  The diluted income (loss) per share was $(0.07) and $0.19, respectively, for the same periods.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the year ended December 31, 2009 because of the net loss reported for 2009.  The difference between basic and dilutive income per share for the year ended December 31, 2008 is attributable to the dilutive effect of shares issuable under outstanding stock options for those options where their exercise price was less than the average market price during the period.

Liquidity and Capital Resources

Overall: During 2009 and 2008, we principally funded our operations internally through cash flow from operations and the exercise of stock options and related tax benefits.  Prior to 2008, we primarily provided for our cash requirements through private placements of our common stock, the issuance of term debt and a revolving credit facility with a bank.  In February 2010, our bank renewed our operating line of credit through April 2010 with the same borrowing capacity of $2.5 million.  This credit facility would provide us with short-term liquidity if the need arises, provided that we continue to satisfy the facility’s covenants requiring us to maintain a $15.0 million tangible net worth.  As of December 31, 2009, we had working capital of $14,516,375 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Our recent operating losses, increases in accounts receivable, and elevated inventory levels led to deterioration in our cash and liquidity in 2009 compared to fiscal 2008.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will improve during 2010 and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.  Management does not consider raising capital through an equity offering as a viable alternative to supplement working capital needs, given the levels of public equity valuations. There can be no assurance that we could increase our credit facility or raise capital in a timely manner or on terms acceptable to us if the need arose.

Cash and cash equivalents balances:  As of December 31, 2009, we had cash and cash equivalents with an aggregate balance of $183,150, a decline from a balance of $1,205,947 at December 31, 2008.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,022,797 net decrease in cash during the year ended December 31, 2009:

•
Operating activities: $210,237 of net cash used in operating activities, primarily from our net loss, an increase in accounts receivable and a decrease in accounts payable.  Non-cash charges to income, such as

•
depreciation and amortization and stock-based compensation offset the net cash used in operating activities.  In addition, our cash flow from operating activities was negatively affected by non-cash deferred tax benefits during the period

•
Investing activities:   $570,847 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the costs to acquire patents on our proprietary technology utilized in our products.

•
Financing activities:  $241,713 of net cash used in financing activities, representing the purchase of common shares for treasury, the repurchase of outstanding stock options and the related deficiency in tax benefit offset by the proceeds from stock options and the purchase of common shares for treasury.

Operating activities:  Net cash used in operating activities was $210,237 and $4,469,848 for the years ended December 31, 2009 and 2008, respectively, an improvement of $4,259,611.  The negative cash flow from operations for the year ended December 31, 2009 was primarily the result of our net losses, increased accounts receivable and payments on accounts payable offset by substantial non-cash charges to income such as depreciation and amortization expense, stock-based compensation and increases in inventory reserves.  Our accounts receivable increased substantially as a result of the $3.3 million plus Turkish sale that was outstanding at December 31, 2009.  We anticipate that we will increase revenues, return to profitability and decrease our inventory and accounts receivable balances during 2010, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $570,847 and $1,674,863 for the years ended December 31, 2009 and 2008, respectively.  In both 2009 and 2008, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2009 and 2008, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.  However, we decided not to pursue international patents during 2009, which was a significant component of the 2008 expenditures on intangible assets.

Financing activities:  During the year ended December 31, 2009, net cash used in financing activities was $241,713, which is attributable to the purchase of common shares held in treasury in the amount of $63,112, the purchase of outstanding stock options for $320,000 and the related $120,000 deficiency in tax benefits, all of which was partially offset by proceeds from the exercise of stock purchase options of $261,399.  During the year ended December 31, 2008, net cash provided by financing activities totaled $3,095,619.  During 2008 we received proceeds from the exercise of stock purchase options of $2,374,972 and the related excess tax benefit totaling $2,345,000 offset by the purchase of common shares for treasury of $1,624,353.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $1,022,797 to $183,150 for the year ended December 31, 2009.

Commitments:

We had $183,150 of cash and cash equivalent balances and net positive working capital approximating $14.5 million as of December 31, 2009.  Accounts receivable balances represented $8,398,353 of our net working capital at December 31, 2009.  We had an outstanding receivable related to our December 2009 Turkish sale totaling $3,355,800 as of December 31, 2009, which is guaranteed by an irrevocable bank letter of credit.  We expect our outstanding receivables will be collected timely and the overall level will be reduced substantially during 2010, which will provide positive cash flow to support our operations during 2010.  Inventory represented $7,370,505 of our net working capital at December 31, 2009.  We are actively managing the overall level of inventory and expect that such levels will be reduced during 2010, which will provide cash flow to help support our operations during 2010.  In addition, in February 2010, we renewed our revolving line of credit until April 2010 which provides for maximum available borrowings of $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2010.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million as of December 31, 2009 and each quarter-end thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of December 31, 2009 is in excess of $17.0 million.

Capital Expenditures.  We had no material commitments for capital expenditures at December 31, 2009.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the years ended December 31, 2009 and 2008 was $390,196 and $375,321, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010	$265,565
2011	169,086
2012	126,815
2013	—
2014 and thereafter	—
$561,466

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in the Company’s products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $16,903 and $38,646 for the years ended December 31, 2009 and 2008, respectively.

Following is a summary of the Company’s licenses as of December 31, 2009:

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

During April 2009, the Company terminated a production license agreement, entered into in October 2008 and terminated its production software license agreement, entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr., (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  Plaintiff is seeking unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi and the trial date is set for May 2010. The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and made other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company will recorded a benefit of approximately $72,000 during the year ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.

The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  This filing has stayed the any further action by us in court regarding the award of our claimed damages.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier and the bankruptcy proceeding.

The Company is also involved as a plaintiff and defendant in routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending litigation and proceedings will not be material to its business or its financial condition.

Vendor Settlements and Credits. The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of invoices payable to this vendor.  The Company recognized an aggregate benefit of $278,173 during the year ended December 31, 2009, which was reflected as an offset to selling, general and administrative expenses.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $154,099 and $65,208 for the years ended December 31, 2009 and 2008, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the year ended December 31, 2009.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of December 31, 2009.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $201,348 as of December 31, 2009, which expire during March 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

CRITICAL ACCOUNTING POLICIES

           Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 8 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:
•	Revenue Recognition/ Allowance for Doubtful Accounts;

•	Allowance for Excess and Obsolete Inventory;

•	Warranty Reserves;

•	Stock-based Compensation Expense; and

•	Accounting for Income Taxes.

Revenue Recognition / Allowances for Doubtful Accounts.

Revenue is recognized for the shipment of products or delivery of service when all four of the following conditions are met:

(i)	Persuasive evidence of an arrangement exists;

(ii)	Delivery has occurred;

(iii)	The price is fixed or determinable; and

(iv)	Collectibility is reasonably assured.

The Company reviews all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of their accounting and financial reporting process to determine compliance with these requirements.

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $25,000 charged off as uncollectible since we commenced deliveries during 2006.  As of December 31, 2009 and 2008, we have a recorded a reserve for doubtful accounts of $110,000.

We have an outstanding receivable from one of our international customers related to the December 2009 Turkish sale totaling $3,355,800 as of December 31, 2009, which we have specifically reviewed for risk of loss due to uncollectibility.  Based on our specific review, we consider this receivable balance to be fully collectible because it is guaranteed by an irrevocable letter of credit issued by a bank for the full balance of the outstanding accounts receivable.  We have no significant reason to question the collectability of this outstanding receivable balance.  However, should the balance due from this customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consist of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Raw material and component parts	$3,915,440	$4,783,730
Work-in-process	487,266	1,282,140
Finished goods	3,528,225	2,823,212
Subtotal	7,930,931	8,889,082
Reserve for excess and obsolete inventory	(560,426)	(529,121)
Total	$7,370,505	$8,359,961

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, the Company’s inventory reserves represented 7% of the gross inventory balance at December 31, 2009, compared to 6% of the gross inventory balance at December 31, 2008.  Our finished goods are composed primarily of our new DVM-750 system, the new DVM-500 plus and the DVF 500 flashlight products which are not considered excess or obsolete.  The Company has reduced the finished goods inventory related to the legacy DVM-500 system to less than 10 units as of December 31, 2009 and do not view this a significant obsolescence risk.  Raw material and component part inventory balances were decreased at December 31, 2008 as compared to December 31, 2008 as a result of the Company’s efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during 2010.  The level of finished goods at December 31, 2009  was increased because of three primary factors:  (1) we launched the DVM-500 Ultra and FirstVU products during late 2009, which requires us to maintain additional finished goods inventory to meet expected demands for these new products, (3) we produced additional DVM-750 finished units in order to accommodate several expected orders that were not awarded until after December 31, 2009, and (4) there was a general decrease in demand from our customers because of the economic recession and delays in purchasing units in anticipation of receiving Economic Stimulus Plan funding in the future. We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were increased to $277,137 as of December 31, 2009, compared to $271,307 as of December 31, 2008, which reflects the increased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2009 from our initial expectations which has contributed to the relatively stable warranty reserves.  We are introducing several new products, including the FirstVU and DVM-250 mirror system, during 2010 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  For stock option grants issued during the year ended December 31, 2009, we used an expected stock-price volatility of 76% to 86%. The expected term of options granted during 2009 ranged from 2 to 5 years.

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period.  There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation.  Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation.  Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of December 31, 2009 range from 0% to 5%.

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

           As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2009, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets.  As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of December 31, 2009 representing uncertain tax positions.

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

ITEM 9A(T).     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    Other Information.

None.
PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and certain information about them, including their ages as of December 31, 2009, are set forth below:

Name	Age	Position
Stanton E. Ross	48	President and Chief Executive Officer; Chairman of the Board of Directors
Thomas J. Heckman	50	Vice President, Chief Financial Officer, Treasurer and Secretary
Kenneth McCoy	64	Vice President of Sales and Marketing
Steven Phillips	60	Vice President of Engineering
Edward Smith	58	Vice President of Operations
Michael Caulfield	54	Vice President of Strategic Development
Leroy C. Richie (1)(2)(3)	68	Lead Outside Director
Daniel F. Hutchins (1)(4)	54	Director, Chairman of Audit Committee
Edward S. Juchniewicz (1)(3)	79	Director, Chairman of the Nominating and Governance Committee
Elliot M. Kaplan (2)(3)(4)	59	Director, Chairman of the Compensation Committee,
Bernard A. Bianchino(2)(4)	61	Director, Chairman of the Strategic Planning Committee,
    ___________

    (1)  Member of Audit Committee
    (2)  Member of Compensation Committee
    (3)  Member of Nominating and Governance Committee
    (4)  Member of Strategic Planning Committee

Stanton E. Ross. Mr. Ross has served as Chairman, President and Chief Executive Officer since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and production company (“Infinity”), and served as an officer and director of each of Infinity’s subsidiaries. He resigned all of his positions with Infinity in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross devotes such time to the business of Digital as he deems necessary to discharge his fiduciary duties to it. Mr. Ross estimated that he divided his time equally between Infinity and Digital through the first quarter of 2007 and thereafter,

Mr. Ross has devoted the majority of his time to Digital.  In late 2007, Infinity sold a substantial portion of its operating assets. Mr. Ross holds no public company directorships other than with the Company and Infinity currently and for the previous five years.  The Company believes that Mr. Ross’ broad entrepreneurial, financial and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Thomas J. Heckman. Mr. Heckman has served as the Chief Financial Officer, Treasurer and Secretary since January 2008. From February 2001 to December 2007, Mr. Heckman was an investor/owner of several private companies and was a self employed consultant providing financial accounting and consulting services to private and public companies. From 1983 until 2001, Mr. Heckman was employed by Deloitte and Touche, LLP, a subsidiary of Deloitte Touche Tohmatsu, one of the largest auditing, consulting, financial advisory, risk management, and tax services organizations in the world. During his 18 years with Deloitte and Touche, LLP, including six years as Accounting and Auditing Partner in the Kansas City office, Mr. Heckman specialized in IPOs and public reporting entities. Mr. Heckman earned his Bachelor of Arts degree in Accounting at the University of Missouri – Columbia.  Mr. Heckman holds no public company directorships currently and for the previous five years.

Kenneth L. McCoy. Mr. McCoy has served as the Vice President of Sales and Marketing since September 2005.   In 1969, Mr. McCoy joined Kustom Signals, Inc. He began at the age of 23 working with the National Sales Manager and President of the company for the Radar Division. He was instrumental in establishing the first company nationwide direct sales force to market speed radar devices. He was also instrumental in introducing the first solid state radar and first moving radar in the market. After leaving Kustom, Mr. McCoy joined CMI, Inc. as National Sales Manager and Vice President. While at CMI he also established a nationwide sales organization and introduced the very first Hand Held Radar Gun (the Speedgun), the first one-piece moving car radar with dual readouts, the Speedgun II and the first infrared alcohol breath testing instrument (the Intoxilyzer).  In 1976, Mr. McCoy and two partners founded and started MPH Industries, Inc. in Chanute, Kansas. They had facilities in Chanute and Lee’s Summit, Missouri. He served as President of MPH Industries from 1976 to 1988 overseeing all business operations at both facilities. MPH employed approximately 100 employees with a nationwide employee sales force and service organization. MPH became known as one of the industry leaders in traffic speed enforcement products.  In 1988 MPH Industries, Inc. was purchased by MPD, Inc. located in Owensboro, Kentucky. Mr. McCoy became Vice President of the Law Enforcement Division of MPD, Inc. Under his supervision they purchased CMI, Inc. from Federal Sign and Signal, Inc. and moved the entire organizations of CMI, Inc. and MPH Industries, Inc. to Owensboro, Kentucky. In 1992, Mr. McCoy formed his own Marketing Organization to sell Law Enforcement products throughout the USA and Canada. The first contract for the organization was with Applied Concepts, Inc., the manufacturer of Stalker brand radar. They became the exclusive marketing organization for the Stalker Radar line. Mr. McCoy served as Director of Marketing for Applied Concepts, Inc. where he started with zero in sales and within seven years the company was doing over $12 million dollars per year in Traffic Radar and become known as the Technology Leader in this industry. During this period he also introduced and sold In-Car Video systems.  In 2004, Mr. McCoy became special advisor to the CEO of Decatur Electronics, Inc. Decatur is a fifty year old company that designs, manufactures and markets police radar, traffic safety equipment and other law enforcement products. Mr. McCoy graduated in 1968 from Pittsburgh State University, Pittsburgh Kansas, with a degree in business with a major in marketing. Mr. McCoy holds no public company directorships currently and for the previous five years.

Steven Phillips. Mr. Phillips has served as the Vice President of Engineering since March 2009. For the previous 11 years, Mr. Phillips held a variety of engineering and management positions with Garmin International, where he was most recently in charge of that company's development program for its marine radar product line. He was also the leader of a team that designs or consults on the designs of Garmin's antennas for all of its products. Garmin is the global leader in satellite navigation, and most of its products are enabled by GPS technology. Mr. Phillips joined Garmin in 1998 to develop its second-generation GPS RF integrated circuit, which was used in all of Garmin's navigation products.  During the years 1988 to 1998, Mr. Phillips worked for Puritan Bennett, a medical electronics company that produced mechanical ventilation and respiratory care devices, where he was responsible for oximetry and ventilator product engineering design teams. While at Puritan Bennett, he was issued a patent on a circuit that senses and controls a patient's airflow.  For five years (1981 to 1986) prior to joining Puritan Bennett, Mr. Phillips served as Vice President of Engineering at Birdview Satellite Communications, a microwave electronics design and manufacturing company. He was responsible for, and contributed to the design of, Birdview's line of microwave products, including C-band low-noise block converters, antennas and baseband receivers.  Mr. Phillips joined Kustom Electronics (now Kustom Signals, Inc.), which currently designs, manufactures and markets traffic speed radar systems, lidar, in-car video systems, and mobile roadside speed monitoring trailers, upon graduating from Texas Tech University with a B.S. degree in Electrical Engineering in 1971. During his years at Kustom Electronics, he was involved in the design of mobile terminals for law enforcement, aviation test equipment, and audio products.  Mr. Phillips holds no public company directorships currently and for the previous five years.

             Edward Smith. Mr. Smith has served as the Vice President of Operations since March 2009.  Mr. Smith joined Digital Ally as an operations manager in April 2008 after spending the previous nine years as a Vice President and General Manager with Suntron Corporation, where he was responsible for a number of plants that performed contract manufacturing/assembly operations. Suntron provides manufacturing services and solutions in the medical, aerospace, defense, industrial, networking/telecommunications, and semiconductor industries.  From August 1994 to September 1998, Mr. Smith was Director of New Product Introduction and Test Engineering for AlliedSignal Business and General Aviation, where he was responsible for the introduction of new avionics products, including the selection of processes, sourcing strategies for supply chain management, procurement and transition to production. He was an Operations Manager and Corporate Manufacturing Technology Chairman at Lockheed Missiles & Space Co. from December 1990 to August 1994.   For twelve years prior to joining Lockheed, Mr. Smith served in various management positions with ITT

Corporation, including Production Operations Manager with ITT Aerospace/Communications (August 1988-November 1990), Manager of New Product Development with ITT Defense Communications Division (August 1986-July 1988), Plant Manager with ITT Network Switching Division (July 1983-July 1986), and Operations Finance Manager with ITT North Electric (August 1978-June 1983).  Mr. Smith holds no public company directorships currently and for the previous five years.

Michael Caulfield. Mr. Caulfield has served as the Vice President of Strategic Development since June 2009.  Mr. Caulfield was most recently (2006-2009) a Managing Director at Banc of America Securities (“BAS”), where he was responsible for the investment banking firm’s relationships with a broad range of large industrial companies.  He was also in charge of BAS’s global investment banking activities involving the Safety, Security, Engineering and Construction Industries.  Prior to joining BAS, Mr. Caulfield spent six years (2000-2006) as a Managing Director with Morgan Stanley in New York City, leading that global investment banking firm’s efforts in the Aerospace and Defense Industries.  He was also responsible for the investment banking relationships with a number of Morgan Stanley’s largest clients.  From 1989 to 2000, he worked at General Electric Capital Corp., where he served as a Managing Director and head of the Corporate Finance Group.  In this capacity, he advised GE Capital and the industrial divisions of General Electric on such issues as capital structuring, mergers and acquisitions, and private equity transactions. Mr. Caulfield received an MBA from the Wharton School of the University of Pennsylvania and a B.S. Degree from the University of Minnesota. Mr. Caulfield holds no public company directorships currently and for the previous five years.

Leroy C. Richie. Mr. Richie has been the Lead Outside Director of Digital Ally since September 2005.  He is also a member of the Audit, Compensation and Nominating and Governance Committees.  Since June 1, 1999 Mr. Richie has been a director of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and production company. Additionally, Mr. Richie serves as a member of the boards of directors of the following corporations and serves in the additional capacities noted:  OGE Energy Corp., Chairman of the Compensation Committee and a member of the Corporate Governance Committee; RiverSource Funds, member of the board of directors of the mutual fund family managed by Ameriprise Financial, Inc., Vibration Control Technologies, LLC, Great Lakes Assemblies, LLC and Gulf Shore Assemblies, LLC.  Since 2004, he has been of counsel to the Detroit law firm of Lewis & Munday, P.C.  From September 2000 to November 2004, he was Chairman and Chief Executive Officer of Q Standards World Wide, Inc.  From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc.  Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 until his retirement in 1997.  Before joining Chrysler, he served as director of the New York office of the Federal Trade Commission.  Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Daniel F. Hutchins. Mr. Hutchins was elected as a Director in December 2007. He serves as Chairman of the Audit Committee and is the Board’s financial expert. He is also a member of the Strategic Planning Committee. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC and currently serves as the Chief Financial Officer of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company, of which Stanton E. Ross is the Chairman and President. He was previously a member of the Advisory Board of Digital. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years.  The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications and skills to serve as a Director.

Edward S. Juchniewicz. Mr. Juchniewicz has been a Director since September 2005 and he is Chairman of the Nominating and Governance Committee and a member of the Audit Committee. He joined the Central Intelligence Agency in 1953 and retired in 1986 as Associate Deputy Director for Operations. Prior to joining the CIA, he was a Senior Noncommissioned Intelligence Officer. Since retirement, he has been involved in the intelligence and communications fields as president of ESL International (1986-1990) and an Advisory Board member of Elsin Corporation, a subsidiary of TRACOR, Inc. (1990-1991). Mr. Juchniewicz currently serves on the Advisory Board at the Higgins Foundation on Terrorism in Washington, DC. He attended the Naval Intelligence Language School, Georgetown University—School of Foreign Service, and Sophia University in Tokyo. Mr. Juchniewicz has acted as a consultant on espionage to the PBS television series “Frontline.” Mr. Juchniewicz holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Juchniewicz’s extensive government and business experience, including his background of managing and directing technology-based companies, gives him the qualifications and skills to serve as a Director.

Elliot M. Kaplan. Mr. Kaplan has been a Director since September 2005 and he is Chairman of the Compensation Committee and a member of the Audit and Nominating and Governance Committees. Mr. Kaplan was a practicing attorney with Daniels & Kaplan, P.C. from 1994 through 2006, with a concentration in corporate strategy. During the years 1985 through 1993, Mr. Kaplan practiced with the law firms of Berman, DeLeve, Kuchan and Chapman (1991-1993); DeWitt, Zeldin and Bigus (1990-1991); and Husch, Eppenberger, Donahue, Cornfeld and Jenkins (1985-1990). From 1983 to 1985, he served as Vice President, Assistant General Counsel and Assistant Secretary of Air One, Inc. He also served on the board of directors of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company, from July 2004 through June 18, 2008. Mr. Kaplan serves as the chairman of the Advisory Board of Executive Action and is a member of the SCCA ProRacing Board of Directors. Mr. Kaplan holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Kaplan’s broad legal and business expertise give him the qualifications and skills to serve as a Director.

Bernard A. Bianchino. Mr. Bianchino has been a Director since June 2009 and he is Chairman of the Strategic Planning Committee and a member of the Compensation Committee.  Mr. Bianchino is the President and Chief Executive Officer of Jaguar Telecom LLC, a wireless telecommunications firm that is pursuing opportunities to develop a proprietary wireless data product for existing customers of a wireless carrier.  He founded Jaguar Telecom in 2003.  In 2003, Mr. Bianchino was employed by the Bryan Cave, LLP law firm in Kansas City, Missouri. In 2001, he served as President and Chief Executive Officer of OnFiber Communications, a local fiber services venture headquartered in Austin, Texas that was founded to provide the delivery of fiber optic broadband services to service providers in major metropolitan areas throughout the U.S. Mr. Bianchino served as Chief Executive Officer of Pegaso PCS, in 2000, a Mexican national wireless and wireline telecommunications company, which served four of the largest cities in Mexico and was expanding into other cities.  From 1995 until 2000, Mr. Bianchino was the Chief Business Development Officer for Sprint PCS in Kansas City, Missouri. In 1994 and 1995, Mr. Bianchino served as Executive Vice President, General Counsel and External Affairs Officer of Qwest Communications in Denver, Colorado.  During the years 1986-1994, Mr. Bianchino served in a number of legal capacities with US Sprint and Sprint Corporation in Kansas City, Missouri completing his service as Vice President – Law and General Business of Sprint Corporation. From 1978 until 1994, Mr. Bianchino worked as Legal Counsel for Exxon Corporation’s new venture group, Exxon Enterprises.  During the years 1974-1978, Mr. Bianchino worked for the U.S. Government in Oak Ridge, Tennessee, completing his service as a Senior Attorney with the United States Department of Energy.  Mr. Bianchino received his undergraduate and law degrees from Washburn University in Topeka, Kansas.  Mr. Bianchino holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Bianchino’s legal, financial and business expertise, including a background of managing and directing a technology-based company, gives him the qualifications and skills to serve as a Director.

Board of Directors and Committee Meetings

Our Board of Directors held four regular and two telephonic meetings during the fiscal year ended December 31, 2009.  Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2009.  Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve, and are also expected to attend our Annual Meeting of Stockholders.  All directors then in office attended the 2009 Annual Meeting of Stockholders.

Committees of the Board of Directors

Our Board of Directors currently has four committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Strategic Planning Committee.  Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee.  These charters are also available on the Investor Relations page of our website.  All of our directors, other than our Chief Executive Officer, plan to meet in executive sessions without management present on a regular basis in 2010, as they did in 2009.

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors; and preparing the report that the Securities and Exchange Commission requires in our annual proxy statement. The report of the Audit Committee for the year-ended December 31, 2009 will be included in our proxy statement.

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held four meetings during the year-ended December 31, 2009. On September 22, 2005, the Company created the Audit Committee and adopted a written charter for it. The members of our Audit Committee are Daniel F. Hutchins, Leroy C. Richie and Edward S. Juchniewicz. Mr. Hutchins was the Chairman of the Committee during the fiscal year ended December 31, 2008. The Board of Directors determined that Mr. Hutchins qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the table, as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission requires in our future Form 10-Ks and proxy statements. The report of the Compensation Committee for the year-ended December 31, 2009will be included in the 2010 proxy statement.

Our Compensation Committee is comprised of three Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission.  The Compensation Committee held two meetings during the year-ended December 31, 2009. On September 22, 2007, the Board of Directors adopted a written charter. The members of our Compensation Committee are Elliot M. Kaplan, Chairman, Leroy C. Richie and Bernard A. Bianchino.

          Nominating and Governance Committee

Our Nominating and Governance Committee assists our Board of Directors by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following: evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and appointing directors to our committees; establishing a policy for considering stockholder nominees for election to our Board of Directors; and evaluating and recommending candidates for election to our Board of Directors.

Our Nominating and Governance Committee strives for a Board composed of individuals who bring a variety of complementary skills, expertise or background and who, as a group, will possess the appropriate skills and experience to oversee our business.  The diversity of the members of the Board relates to the selection of its nominees.  While the Committee considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen or excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity.  In selecting a director nominee for recommendation to our Board, our Nominating and Governance Committee focuses on skills, expertise or background that would complement the existing members on the Board.  Accordingly, although diversity may be a consideration in the Committee’s process, the Committee and the Board of Directors do not have a formal policy with regard to the consideration of diversity in identifying director nominees.

When the Nominating and Governance Committee has either identified a prospective nominee or determined that an additional or replacement director is required, the Nominating and Governance Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board of Directors or management. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Governance Committee considers a number of factors, including: the current size and composition of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service, and potential conflicts of interest.

The Nominating and Governance Committee of the Board selects director nominees and recommends them to the full Board of Directors.  In relation to such nomination process, the Committee:

•	determines the criteria for the selection of prospective directors and committee members;

•	reviews the composition and size of the Board and its committees to ensure proper expertise and diversity among its members;

•	evaluates the performance and contributions of directors eligible for re-election;

•	determine the desired qualifications for individual directors and desired skills and characteristics for the Board;

•	identifies persons who can provide needed skills and characteristics;

•	screens possible candidates for Board membership;

•	reviews any potential conflicts of interests between such candidates and the Company’s interests; and

•	shares information concerning the candidates with the Board, and solicit input from other directors.

The Nominating and Governance Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; the ability to work well with the other directors; the extent of the person’s familiarity with the issues affecting our business: an understanding of the fiduciary responsibilities that are required of a member of the Board of Directors; and the commitment of time and energy necessary to diligently carry out those responsibilities. A candidate for director must agree to abide by our Code of Ethics and Conduct.

After completing its evaluation, the Nominating and Governance Committee makes a recommendation to the full Board of Directors as to the persons who should be nominated to the Board, and the Board of Directors determines the nominees after considering the recommendation and report of the Committee.

Our Nominating and Governance Committee is comprised of three Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. The Nominating and Governance Committee held two meetings during the year ended December 31, 2009.  The members of our Nominating and Governance Committee are Edward S. Juchniewicz, Chairman, Elliot M. Kaplan and Leroy C. Richie. The Committee was created by our Board of Directors on December 27, 2007, when the Board of Directors adopted a written charter, which charter was amended in February 2010.

Strategic Planning Committee

Our Strategic Planning Committee assists our Board of Directors by providing guidance in the formulation of both short and long-term business development plans including identifying and recommending new technologies and products for the Company.  Specific responsibilities include the following: evaluating the Company’s current product composition and assisting in determining new research and development directions including specific projects.  The committee makes recommendations regarding future products including whether the Company acquires or internally develops the requisite intellectual property to commercialize new products.

Our Strategic Planning Committee is comprised of three Directors. The Strategic Planning Committee held one meeting during the year ended December 31, 2009.  The members of our Strategic Planning Committee are Bernard A. Bianchino, Daniel F. Hutchins, and Elliot M. Kaplan. The Strategic Planning Committee was created by our Board of Directors on July 28, 2009, when the Board of Directors adopted a written charter.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of three independent, non-employee directors, Messrs. Richie, Kaplan and Bianchino. No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

 Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity, and operational risks.  In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system.  Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

The Board of Directors has designated the Audit Committee to take the lead in overseeing risk management at the Board of Directors level.  Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties.  In this role, the Audit Committee receives reports from management, certified public accountants, outside legal counsel, and other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Although the Board of Directors has assigned the primary risk oversight to the Audit Committee, it also periodically receives information about our risk management system and the most significant risks that we face.  This is principally accomplished through Audit Committee reports to the Board of Directors and summary versions of the briefings provided by management and advisors to the Audit Committee.

In addition to the formal compliance program, our Board of Directors and the Audit Committee encourage management to promote a corporate culture that understands risk management and incorporates it into our overall corporate strategy and day-to-day business operations.  Our risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for us.  As a result, the Board of Directors and the Audit Committee periodically ask our executives to discuss the most likely sources of material future risks and how we are addressing any significant potential vulnerability.

Board Leadership Structure

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee.  Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders.  The Board of Directors believes that Mr. Ross’ service as both Chief Executive Officer and Chairman of the Board is in the best interest of the Company and its shareholders.  Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of Mr. Richie, the lead director, that ensure that the Board’s time and attention are focused on the most critical matters.  His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our shareholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions.

Our Board of Directors also believes that a lead director is part of an effective Board leadership structure.  To this end, the Board has appointed Mr. Richie as the lead director.  The independent directors meet regularly in executive sessions at which only independent directors are present, and the lead director chairs those sessions.  As the  lead director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee which evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating and Governance Committee and the Board believe that the Board’s leadership structure, which includes the appointment of an independent lead director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent.  Our Board of Directors believes that the independent directors provide effective oversight of management.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Digital Ally, Inc., attention:  Corporate Secretary, 7311 West 130th Street, Suite 170, Overland Park, KS 66213.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Policy for Director Recommendations and Nominations

Our Nominating and Governance Committee of the Board will consider candidates for Board membership suggested by Board members, management and our stockholders.  It is the policy for our Nominating and Governance Committee to consider recommendations for candidates to the Board of Directors from any stockholder of record in accordance with our bylaws.  A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources.  In addition, a stockholder may nominate a person directly for election to the Board of Directors at an Annual Meeting of Stockholders, provided the stockholder meets the requirements set forth in our bylaws. We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluation potential nominees.

Stockholder Recommendations for Director Nominations.  Stockholder recommendations for director nominations may be submitted to the Company at the following address:  Digital Ally, Inc., Attention:  Corporate Secretary, 7311 W. 130th, Suite 170, Overland Park, KS 66213.  Such recommendations will be forwarded to the Nominating Committee for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Nominating and Governance Committee to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors.  The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation.  In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.digitalally.com. and the Code of Ethics and Conduct has been filed as an exhibit to our Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.          Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2009 and 2008:

Name	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross Chairman, CEO and President	2009	$ 322,837	$ 150,000	$ 29,404	$ 25,856 (3)	$ 528,097
	2008	$ 425,000	$ -0-	$1,233,107	$ 15,621 (3)	$1,673,728

Robert D. Haler - Former Executive Vice President and Director of Product Development	2009	$ 64,904	$ -0-	$ -0-	$ 139,219 (4)	$ 204,123
	2008	$ 250,000	$ -0-	$ 616,554	$ 5,963 (4)	$ 872,517

Kenneth L. McCoy Vice President - Marketing	2009	$ 188,561	$ -0-	$ 42,094	$ 27,769 (5)	$ 258,424
	2008	$ 250,000	$ -0-	$ 616,554	$ 18,295 (5)	$ 884,849

Thomas J. Heckman Vice President, Chief Financial Officer, Treasurer and Secretary	2009	$ 187,302	$ -0-	$ 101,490	$ 15,799 (6)	$ 304,591
	2008	$ 204,166	$ -0-	$ 411,036	$ 8,668 (6)	$ 623,870

Steven Phillips Vice President - Engineering	2009	$ 137,018	$ -0-	$ 165,788	$ 9,851 (7)	$ 312,657
	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Edward Smith Vice President - Operations	2009	$ 171,166	$ -0-	$ 94,466	$ 12,043 (8)	$ 277,675
	2008	$ 80,165	$ -0-	$ 58,300	$ 1,249 (8)	$ 139,714

Michael Caulfield Vice President - Strategic Development	2009	$ 103,566	$ -0-	$ 223,966	$ 7,584 (9)	$ 335,116
	2008	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

_________

(1)
Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 10 to the financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

(2)
Amounts included in all other compensation include the following items: i) The employer contribution to the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) on behalf of the named executive.  The Company is required to provide a 100% matching contribution for all who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for all employees’ elective deferral between 4% and 5%.  The employee is 100% vested at all times in the employee contributions and employer matching contributions; ii) Company paid healthcare insurance; and ii) Company paid housing.

(3)
Other compensation amounts for Mr. Ross include: i) Company contribution to 401 (k) Plan totaled $12,855 for 2009 and $7,872 for 2008; and ii) Company paid healthcare insurance totaled $13,001 for 2009 and $7,749 for 2008.

(4)
Other compensation amounts for Mr. Haler include: i) Company contribution to 401 (k) Plan totaled $2,695 for 2009 and $2,966 for 2008; ii) Company paid healthcare insurance totaled $3,408 for 2009 and $2,997 for 2008; and 3) payments due under Mr. Haler’s separation agreement totaling $133,116 in 2009.  Mr. Haler resigned effective April 23, 2009.  The Company entered into a separation agreement with Mr. Haler that required the Company to continue his compensation for eighteen months.  Mr. Haler was paid a total $64,904 through his resignation date and the remaining $133,116 subsequent to his resignation.

(5)
Other compensation amounts for Mr. McCoy include: i) Company paid housing allowance of $12,000 per year for 2009 and 2008; ii) Company contribution to 401 (k) Plan totaled $7,635 for 2009; and iii) Company paid healthcare insurance totaled $8,134 for 2009 and $6,295 for 2008.

(6)
Other compensation amounts for Mr. Heckman include: i) Company contribution to 401 (k) Plan totaled $7,665 for 2009 and $2,373 for 2008; and ii) Company paid healthcare insurance totaled $8,134 for 2009 and $6,295 for 2008.

(7)	Other compensation amounts for Mr. Phillips include: i) Company contribution to 401 (k) Plan totaled $3,750 for 2009; and ii) Company paid healthcare insurance totaled $6,101 for 2009.
(8)
Other compensation amounts for Mr. Smith include: i) Company contribution to 401 (k) Plan totaled $5,942 for 2009; and ii) Company paid healthcare insurance totaled $6,101 for 2009 and $1,249 for 2008.

(9)	Other compensation amount for Mr. Caulfield includes Company paid healthcare insurance of $7,584 for 2009.

Compensation Policy. The Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable the Company to achieve earnings and profitability growth to satisfy its stockholders. The Company must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs.

No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. The main elements of its compensation package consist of base salary, stock options and bonus.

Base Salary. The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase.  The review is generally on an annual basis but may take place more often in the discretion of the Compensation Committee.  During 2009, the executive officers noted voluntarily agreed to defer 25% of their 2009 monetary compensation until our year-to-date sales reached a threshold of $50 million in 2009.  The threshold was not reached in 2009 and as a result the executive officers 2009 salaries were reduced by the agreed amount.

For 2010, the Compensation Committee restored the executive officers’ salaries to their 2008 levels based on its review of the executive officers' performances and the Company's turnaround in operating results during 2009. As a result, the annual base salary of Stanton E. Ross, President and Chief Executive Officer, returned to its 2008 level because there was no change in it for 2009.  The other executive officers affected are Kenneth L. McCoy, Vice President of Sales and Marketing, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, Steven Phillips, Vice President of Engineering, Edward E. Smith, Vice President of Operations, and Michael Caulfield, Vice President of Corporate Development, all of whose annual base salaries returned to their original 2009 levels of $250,000 each.

The Committee plans to review the base salaries for possible adjustments on an annual basis.  Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

Stock Options. Stock option awards were determined by the Compensation Committee based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company, tenure with the Company, as well as Company performance, such as shipment of product at certain thresholds. The vesting period of said options is also tied, in some instances, to Company performance directly related to certain executive’s responsibilities with the Company.

Bonuses. The Compensation Committee has determined that each of the executive officers will be eligible for the following bonuses in 2010 based on his performance throughout the year:  Stanton E. Ross - $100,000; and Kenneth L. McCoy, Thomas J. Heckman, Steven Phillips, Edward E. Smith and Michael Caulfield - $50,000 each.  The Compensation Committee will review each executive officer's performance on a quarterly basis and determine what, if any, portion of the bonus he has earned and will be paid as of such point.

Other.  In July 2008, the Company amended and restated its 401(k) retirement savings plan (the “401(k) Plan”).  The amended plan requires the Company to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%.  The Company has made matching contributions for executives who elected to contribute to the 401(k) Plan during 2008. Each participant is 100% vested at all times in employee and employer matching contributions.

The Company has no profit sharing plan in place for employees. However, it may give consideration to adding such a plan to provide yet another level of compensation to its compensation plan.

The following table presents information concerning the grants of Plan-based awards to the Named Executive Officers during the year ended December 31, 2009:

Grants of Plan-Based Awards

Name	Grant date	Date approved by compensation committee	All other option awards: number of securities under-lying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock option awards
Stanton E. Ross Chairman, CEO and President	May 4, 2009	May 4, 2009	30,000	$1.78	$ 29,404

Stanton E. Ross Chairman, CEO and President	May 4, 2009	May 4, 2009	30,000	$1.78	$ 29,404

Thomas J. Heckman Vice President CFO, Treasurer and Secretary	March 30, 2009	March 30, 2009	20,000	$1.59	$ 17,303
	May 4, 2009	May 4, 2009	30,000	$1.78	$ 29,404
	July 30, 2009	July 30, 2009	30,000	$3.10	$ 54,783

Kenneth L. McCoy Vice President — Marketing	May 4, 2009	May 4, 2009	15,000	$1.78	$ 14,702
	July 30, 2009	July 30, 2009	15,000	$3.10	$ 27,392

Steven Phillips Vice President — Engineering	March 30, 2009	March 30,2009	75,000	$1.59	$ 64,886
	May 4, 2009	May 4, 2009	75,000	$1.78	$ 73,510
	July 30, 2009	July 30, 2009	15,000	$3.10	$ 27,392

Edward Smith Vice President — Operations	March 30, 2009	March 30,2009	20,000	$1.59	$ 17,303
	May 4, 2009	May 4, 2009	75,000	$1.78	$ 73,510
	July 30, 2009	July 30, 2009	2,000	$3.10	$ 3,653

Michael Caulfield Vice President — Strategic Development	June 2, 2009	June 2, 2009	75,000	$2.04	$ 87,005
	July 30, 2009	July 30, 2009	75,000	$3.10	$ 136,959

____________
(i)
These awards were all made pursuant to the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a graduated four-year vesting period with 10% vesting on their one-year anniversary; 20% on their two-year anniversary; 30% on their three-year anniversary; and 40% on their four-year anniversary.

(ii)
Option awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718.  Please refer to Note 10 to the financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2009:

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Stanton E. Ross Chairman, CEO and President	—	30,000	—	$1.78	5/5/2019
	30,000	270,000	—	$6.80	1/2/2018
	175,000	—	—	$4.05	10/15/2017
	200,000	—	—	$1.60	3/1/2017
	303,488	—	—	$2.15	9/25/2011
	193,823	—	—	$1.00	8/31/2015
Kenneth L. McCoy Vice President — Marketing	—	15,000	—	$3.10	5/5/2019
	—	15,000	—	$1.78	7/30/2019
	15,000	135,000	—	$6.80	1/2/2018
	100,000	—	—	$1.60	3/1/2017
	200,000	—	—	$2.15	9/25/2011
	500,000	—	—	$1.00	8/31/2015
Thomas J. Heckman CFO, Treasurer and Secretary	—	30,000	—	$3.10	7/30/2019
	—	30,000	—	$1.78	5/5/2019
	—	20,000	—	$1.59	3/30/2019
	10,000	90,000	—	$6.80	1/2/2018
	20,000	—	—	$4.05	10/15/2017
Steven Phillips Vice President — Engineering	—	15,000	—	$3.10	7/30/2019
	—	75,000	—	$1.78	5/4/2019
	—	75,000	—	$1.59	3/30/2019
Edward Smith Vice President — Operations	—	2,000	—	$3.10	7/30/2019
	—	75,000	—	$1.78	5/4/2019
	—	20,000	—	$1.59	3/30/2019
	5,000	—	—	$3.15	11/08/2018
	20,000	—		$8.92	4/30/2018
Michael Caulfeld Vice President — Strategic Development	—	75,000	—	$3.10	7/30/2019
	—	75,000	—	$2.04	6/2/2019

The following table presents information concerning the stock options exercised and the vesting of stock awards during 2009 for the Named Executive Officers as of December 31, 2009:

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares acquired on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value realized on vesting ($)
Stanton E. Ross Chairman, CEO and President	—	$ —	—	$ —

Kenneth L. McCoy Vice President — Marketing	—	$ —	—	$ —

Thomas J. Heckman CFO, Treasurer and Secretary	—	$ —	—	$ —

Steven Phillips Vice President — Engineering	—	$ —	—	$ —

Edward Smith Vice President — Operations	—	$ —	—	$ —

Michael Caulfeld Vice President — Strategic Development	—	$ —	—	$ —

Stock Option Plans

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2009, there were 47,027 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.    At December 31, 2009, there were 208,500 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  At December 31, 2009, there were 170,785 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  At December 31, 2009, there were 174,000 shares available for issuance under the 2008 Plan.

The 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan are referred to as the “Plans.”

The Plans authorize us to grant (i) to the key employees incentive stock options {except for the 2007 Plan} to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock.  The Compensation Committee of our board of directors administers the Plans by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

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

Compensation of Directors and Advisory Board Members

The non-employee directors received the stock option and restricted stock grants noted in the section below entitled “Stock Option Grants to Directors” for agreeing to serve on the Board of Directors in 2009, including on the Audit, Nominating, Strategic Planning and Compensation Committees.  The members of our Advisory Board, who are neither employees nor our affiliates, receive options upon their appointment as members of our Advisory Board.  In 2009, each of the Advisory Board members received a ten-year option to purchase 1,000 shares at a price of $3.10 per share for their service. The options are exercisable at the closing price of our common stock on the day of the grant of such options.

In 2009, members of our Board of Directors received compensation of $22,500 per annum for their services as Board members, with Mr. Leroy C. Richie, our lead director and Mr. Daniel F. Hutchins, our Audit Committee chairman, each receiving $7,500 in additional compensation for their roles as chairman of their respective committees.  Mr. Elliot M. Kaplan, chairman of the Compensation Committee, Mr. Edward S. Juchniewicz chairman of the Nominating and Governance Committee and Mr. Bernard A. Bianchino the chairman of the Strategic Planning Committee each received $3,750 per annum to serve as chairman of their respective committees. The non-employee directors also received fees for each Board meeting attended and as members of various committees of the Board and were reimbursed for their out-of-pocket costs in attending the meetings of the Board of Directors.

In 2010, we will pay each of our non-employee directors an annual fee of $48,000 and reimburse them for their out-of-pocket costs in attending the meetings of the Board of Directors.  We will pay Mr. Richie an additional annual fee of $5,000 as our lead director and pay Mr. Hutchins an annual fee of $2,500 as chairman of the Audit Committee.  Neither the chairmen of the other committees of the Board nor any member of any committee will receive any additional compensation for their service on such committees in 2010.  We issued each non-employee director 13,495 shares of restricted stock in January 2010 for his service on the Board.  Such shares were valued at $2.89 each on the date of the awards and will vest on May 4, 2010, provided the person is serving as a director on such date.

Director compensation for the year ended December 31, 2009 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (2)	Total ($)
Stanton E. Ross, Chairman of the Board (1)	$-0-	$-0-	$-0-	$-0-

Leroy C. Richie	$35,813	$-0-	$4,901	$40,714

Edward S. Juchniewicz	$34,313	$-0-	$4,901	$39,313

Elliot M. Kaplan	$34,313	$-0-	$4,901	$39,214

Daniel F. Hutchins	$35,625	$-0-	$26,529	$62,154

Bernard A. Bianchino	$13,313	$58,750	$-0-	$72,063

(1)	Mr. Ross’ compensation and option awards are noted in the Executive Compensation table because he did not receive compensation or stock options for his services as a director.
(2)
Mr. Bianchino was appointed to the board during 2009 and received a grant of 25,000 shares of restricted common stock subject to four-year graduated vesting. The restricted shares were valued at $2.35 per share which represented the closing price of on the date of grant.

(3)
Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 10 to the financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

Stock Option and Restricted Stock Grants to Directors

Name of Individual	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross (1)	-0-	-0-	$ -0-
Leroy C. Richie	-0-	5,000	$ 1.78
Edward S. Juchniewicz	-0-	5,000	$ 1.78
Elliot M. Kaplan	-0-	5,000	$ 1.78
Daniel F. Hutchins	-0-	30,000	$ 1.62
Bernard A. Bianchino	25,000	-0-	$ -0-

_________________
(1)	Mr. Ross’ compensation and option awards are noted in the Executive Compensation table because he did not receive compensation or stock options for his services as a director.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers. However, we have entered into retention agreements with our executive officers. On December 23, 2008, the Company entered into retention agreements with the following executive officers of the Company:  Stanton E. Ross, Thomas J. Heckman and Kenneth L. McCoy.  On March 30, 2009, the Company entered into retention agreements with Steven Phillips and Edward Smith.   On June 2, 2009, the Company entered into a retention agreement with Michael Caulfield.

The retention agreements guarantee the executive officers specific payments and benefits upon a Change in Control of the Company.  The retention agreements also provide for specified severance benefits if, after a Change in Control of the Company occurs, the executive officer voluntarily terminates employment for “Good Reason” or is involuntarily terminated without “Cause.”

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; or (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not shareholders of the Company immediately prior to such merger, consolidation or other reorganization; or (iii) a majority of the Company’s Board of Directors is replaced and/or dismissed by the shareholders of the Company without the recommendation of or nomination by the Company’s current Board of Directors; or (iv) the Company’s Chief Executive Officer (the “CEO”) is replaced and/or dismissed by shareholders without the approval of the Company’s Board of Directors; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

“Good Reason” means either (i) a material adverse change in the executive’s status as an executive or other key employee of the Company, including without limitation, a material adverse change in the executive’s position, authority, or aggregate duties or responsibilities; or (ii) any adverse change in the executive’s base salary, target bonus or benefits; or (iii) a request by the Company to materially change the executive’s geographic work location.

“Cause” means (i) the executive has acted in bad faith and to the detriment of the Company; (ii) the executive has refused or failed to act in accordance with any specific lawful and material direction or order of his or her supervisor; (iii) the executive has exhibited, in regard to employment, unfitness or unavailability for service, misconduct, dishonesty, habitual neglect, incompetence, or has committed an act of embezzlement, fraud or theft with respect to the property of the Company; (iv) the executive has abused alcohol or drugs on the job or in a manner that affects the executive’s job performance; and/or (v) the executive has been found guilty of or has plead nolo contendere to the commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person.  Prior to termination for Cause, the Company shall give the executive written notice of the reason for such potential termination and provide the executive a 30-day period to cure such conduct or act or omission alleged to provide grounds for such termination.

If any Change in Control occurs and the executive continues to be employed as of the completion of such Change in Control, upon completion of such Change in Control, as payment for the executive’s additional efforts during such Change in Control, the Company shall pay the executive a Change in Control benefit payment equal to three months of the executive’s base salary at the rate in effect immediately prior to the Change in Control completion date, payable in a lump sum net of required tax withholdings.

If any Change in Control occurs, and if, during the one-year period following the Change in Control, the Company terminates the executive’s employment without Cause or the executive submits a resignation for Good Reason (the effective date of such termination or resignation, the “Termination Date”), then:

(a) The Company shall pay the executive severance pay equal to 12 months of the executive’s base salary at the higher of the rate in effect immediately prior to the Termination Date or the rate in effect immediately prior to the occurrence of the event or events constituting Good Reason, payable on the Termination Date in a lump sum net of required tax withholdings, plus all other amounts then payable by the Company to the executive less any amounts then due and owing from the executive to the Company;

(b) The Company shall provide continuation of the executive’s health benefits at the Company’s expense for 18 months following the Termination Date; and

(c) The executive’s outstanding employee stock options shall fully vest and be exercisable for a 90-day period following the Termination Date.

The executive is not entitled to the above severance benefits for a termination based on death or disability, resignation without Good Reason or termination for Cause.  Following the Termination Date, the Company shall also pay the executive all reimbursements for expenses in accordance with the Company’s policies, within ten days of submission of appropriate evidence thereof by the executive.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related
                           Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2009, there were 47,027 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.    At December 31, 2009, there were 208,500 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  At December 31, 2009, there were 170,785 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  At December 31, 2009, there were 174,000 shares available for issuance under the 2008 Plan.

Equity Compensation Plan Information as of December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by stockholders	3,495,587	$2.82	429,527
Equity compensation plans not approved by stockholders	1,173,139	$2.37	170,785
Total	4,668,726	$2.71	600,312

The following table sets forth, as of March 1, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners and Management

Name of each Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

5% Shareholders (excluding executive officers and directors):
None (1)

Executive Officers & Directors: (2)
Stanton E. Ross (3)	1,628,858	8.5%
Leroy C. Richie (4)	516,035	2.7%
Elliot M. Kaplan (5)	358,027	1.9%
Edward S. Juchniewicz (6)	408,429	2.1%
Daniel F. Hutchins (7)	46,495	0.2%
Bernard A. Bianchino (8)	38,495	0.2%
Steven Phillips (9)	16,634	0.1%
Kenneth L. McCoy (10)	856,780	4.5%
Thomas J. Heckman (11)	69,109	0.4%
Edward Smith (12)	37,237	0.2%
Michael Caulfield	—	—%

All officers and directors as a group (11 individuals)	3,976,099	20.7%

__________

(1)	Based on information provided by in Schedule 13D filed in February 2010, there are no 5% shareholders other than Mr. Stanton E. Ross.
(2)	The address of these persons is c/o 7311 West 130th Street, Suite 170, Overland Park, KS 66213.
(3)
Mr. Ross’ total shares include: i) vested options to purchase 962,311 shares of common stock; and ii) 3,000 options that will vest within sixty days. Mr. Ross has pledged 656,600 common shares and all of his outstanding options to purchase common stock to financial institutions as collateral for personal loans.

(4)	Mr. Richie’s total shares include: i) vested options to purchase 370,782 shares of common stock; and ii) 500 options and 13,495 shares of restricted common stock that will vest within sixty days.
(5)
Mr. Kaplan’s total shares include: i) vested options to purchase 209,032 shares of common stock; and ii) 500 options and 13,495 shares of restricted common stock that will vest within sixty days.  Mr. Kaplan has pledged 125,000 common shares to financial institutions as collateral for personal loans.

(6)	Mr. Juchniewicz’ total shares include: i) vested options to purchase 335,000 shares of common stock; and ii) 500 options and 13,495 shares of restricted common stock that will vest within sixty days.
(7)	Mr. Hutchins’ total shares include: i) vested options to purchase 25,000 shares of common stock; and ii) 3,000 options and 13,495 shares of restricted common stock that will vest within sixty days.
(8)	Mr. Bianchino’s total shares include: 13,495 shares of restricted common stock that will vest within sixty days.
(9)	Mr. Phillips’ total shares include: 15,000 options to purchase common stock that will vest within sixty days.
(10)	Mr. McCoy’s total shares include: i) vested options to purchase 845,000 shares of common stock; and ii) 1,500 options that will vest within sixty days.
(11)	Mr. Heckman’s total shares include: i) vested options to purchase 50,000 shares of common stock; and ii) 5,000 options that will vest within sixty days.
(12)	Mr. Smith’s total shares include: i) vested options to purchase 25,000 shares of common stock; and ii) 9,500 options that will vest within sixty days.

ITEM 13.          Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

          The Company sells primarily through a network of unaffiliated distributors/sales agents.  An entity that previously served as an independent sales agent was owned by the spouse of Kenneth L. McCoy, an executive officer.  The Company paid commissions during 2008 aggregating $36,602 on sales generated by this sales agent prior to January 1, 2008.  Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

Director Independence

In accordance with the Nasdaq Stock Market listing standards, our Board of Directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with the Company or its management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board affirmatively determined that the current board members, other than Mr. Ross, our President and Chief Executive Officer, are “independent directors” under the Nasdaq rules. Additionally, the members of our three standing committees are required to be, and the Board of Directors has determined that each member is, independent in accordance with the Nasdaq and SEC rules.

ITEM 14.           Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by McGladrey & Pullen LLP for professional services for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category:	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$114,000	$178,855
Audit-Related Fees	3,530	2,634
Tax Fees	—	20,515
All Other Fees	—	—
Total Fees	$117,530	$202,004

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports.  It also includes services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2009 and 2008, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of McGladrey & Pullen LLP on the financial statements of the Company for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended December 31, 2009 and 2008, there were no disagreements with McGladrey & Pullen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to McGladrey & Pullen LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2009 and 2008, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.           Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines.	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.		X
3.8	Strategic Planning Committee Charter, dated June 28, 2009.		X
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.

10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.		X
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.		X
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant.		X
23.1	Consent of McGladrey & Pullen LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2009 and 2008.		X

* Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission.  Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 22, 2010
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 22, 2010
Leroy C. Richie, Director

/s/ Edward S. Juchniewicz	March 22, 2010
Edward S. Juchniewicz, Director

/s/ Elliot M. Kaplan	March 22, 2010
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 22, 2010
Daniel F. Hutchins, Director

/s/ BERNARD A. BIANCHINO	March 22, 2010
Bernard A. Bianchino, Director

/s/ Thomas J. Heckman	March 22, 2010
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Digital Ally, Inc.

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2009 and 2008, and  results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Digital Ally, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

March 22, 2010 Kansas City, Missouri

DIGITAL ALLY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$183,150	$1,205,947
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2009 and $90,000 – 2008	8,398,353	6,242,306
Accounts receivable-other	476,049	414,176
Inventories	7,370,505	8,359,961
Prepaid income taxes	—	85,943
Prepaid expenses	224,923	217,916
Deferred taxes	1,695,000	1,345,000

Total current assets	18,347,980	17,871,249

Furniture, fixtures and equipment	3,010,977	2,471,205
Less accumulated depreciation and amortization	1,592,874	738,554

	1,418,103	1,732,651

Deferred taxes	1,160,000	975,000
Intangible assets, net	336,182	365,643
Other assets	135,674	149,066

Total assets	$21,397,939	$21,093,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,000,541	$2,791,565
Accrued expenses	1,781,969	1,053,624
Income taxes payable	9,171	—
Customer deposits	39,924	84,039

Total current liabilities	3,831,605	3,929,228

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 16,169,739 – 2009 and 15,926,077 – 2008	16,170	15,926
Additional paid in capital	20,007,430	18,428,292
Treasury stock, at cost (shares: 248,610 – 2009 and 210,360 - 2008)	(1,687,465)	(1,624,353)
Retained earnings (deficit)	(769,801)	344,516

Total stockholders’ equity	17,566,334	17,164,381

Total liabilities and stockholders’ equity	$21,397,939	$21,093,609

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED
DECEMBER 31, 2009 AND 2008

	2009	2008

Product revenue	$25,318,294	$32,324,678
Other revenue	1,047,959	300,799

Total revenue	26,366,253	32,625,477
Cost of revenue	12,933,209	12,980,683

Gross profit	13,433,044	19,644,794

Selling, general and administrative expenses:
Research and development expense	3,603,696	3,171,721
Selling, advertising and promotional expense	3,411,693	3,341,985
Stock-based compensation expense	1,399,879	1,599,264
Charges related to purchase and cancellation of employee stock options	358,104	—
Vendor settlements and credits	(278,173)	—
General and administrative expense	6,727,512	6,431,789

Total selling, general and administrative expenses	15,222,711	14,544,759

Operating income (loss)	(1,789,667)	5,100,035

Interest income	35,350	78,595

Income (loss) before income tax benefit (provision)	(1,754,317)	5,178,630
Income tax benefit (provision)	640,000	(1,825,000)

Net income (loss)	$(1,114,317)	$3,353,630

Net income (loss) per share information:
Basic	$(0.07)	$0.22
Diluted	$(0.07)	$0.19

Weighted average shares outstanding:
Basic	15,797,991	15,319,257
Diluted	15,797,991	17,509,091

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury stock	Retained earnings (deficit)	Total
Balance, January 1, 2008	14,092,260	$14,092	$12,110,890	$—	$(3,009,514)	$9,115,868

Stock-based compensation	—	—	1,599,264	—	—	1,599,264

Excess in tax benefits related to stock-based compensation	—	—	2,345,000	—	—	2,345,000

Stock options exercised at:
$1.00 per share	800,834	801	800,033	—	—	800,834
$1.20 per share	383,500	383	459,817	—	—	460,200
$1.60 per share	165,794	166	265,105	—	—	228,271
$2.15 per share	230,079	230	494,440	—	—	494,670
$2.30 per share	50,000	50	114,950	—	—	115,000
$2.50 per share	25,000	25	62,475	—	—	62,500
$2.65 per share	40,000	40	105,960	—	—	106,000
$2.75 per share	199,750	200	549,113	—	—	549,313
$4.05 per share	15,000	15	60,735	—	—	60,750

Common stock surrendered as consideration for cashless exercise of stock options	(76,140)	(76)	(539,490)	—	—	(539,566)

Purchase of 38,250 common shares for treasury	—	—	—	(1,624,353)	—	(1,624,353)

Net income	—	—	—	—	3,353,630	3,353,630

Balance, January 1, 2009	15,926,077	15,926	18,428,292	(1,624,353)	344,516	17,164,381

Stock-based compensation	—	—	1,757,983	—	—	1,757,983

Excess (deficiency) in tax benefits related to stock-based compensation	—	—	(120,000)	—	—	(120,000)

Restricted common stock grant	25,000	25	(25)	—	—	—

Stock options exercised at:
$1.00 per share	100,000	100	99,900	—	—	100,000
$1.60 per share	142,901	143	228,499	—	—	228,642
$1.95 per share	125,000	125	243,625	—	—	243,750
$2.15 per share	5,000	5	10,745	—	—	10,750

Common stock surrendered as consideration for cashless exercise of stock options	(154,239)	(154)	(321,589)	—	—	(321,743)

Purchase of 38,250 common shares for treasury	—	—	—	(63,112)	—	(63,112)

Purchase and cancellation of employee stock options	—	—	(320,000)	—	—	(320,000)

Net (loss)	—	—	—	—	(1,114,317)	(1,114,317)

Balance, December 31, 2009	16,169,739	$16,170	$20,007,430	$(1,687,465)	$(769,801)	$17,566,334

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,114,317)	$3,353,630
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	914,856	455,255
Stock based compensation	1,757,983	1,599,264
Reserve for inventory obsolescence	31,304	332,793
Reserve for bad debt allowance	34,066	61,776
Deferred tax (benefit) provision	(535,000)	(545,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(2,190,113)	(5,781,071)
Accounts receivable - other	(61,873)	(202,489)
Inventories	958,152	(5,728,656)
Prepaid income taxes	85,943	(85,943)
Prepaid expenses	(7,007)	14,985
Other assets	13,392	(84,059)
Increase (decrease) in:
Accounts payable	(791,024)	1,782,734
Accrued expenses	728,345	545,929
Income taxes payable	9,171	(26,000)
Customer deposits	(44,115)	(159,132)
Unearned income	—	(3,864)
Net cash used in operating activities	(210,237)	(4,469,848)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(539,772)	(1,290,887)
Additions to intangible assets	(31,075)	(383,976)
Net cash (used in) investing activities	(570,847)	(1,674,863)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	261,399	2,374,972
Excess (deficiency) in tax benefits related to stock-based compensation	(120,000)	2,345,000
Purchase of common shares for treasury	(63,112)	(1,624,353)
Purchase of employee stock options	(320,000)	—
Net cash provided by (used in) financing activities	(241,713)	3,095,619
Decrease in cash and cash equivalents	(1,022,797)	(3,049,092)
Cash and cash equivalents, beginning of period	1,205,947	4,255,039
Cash and cash equivalents, end of period	$183,150	$1,205,947

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—

Cash payments for income taxes	$21,811	$136,943

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$58,750	$—

Common stock surrendered as consideration for exercise of stock options	$321,743	$539,566

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations.  The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

The Company sells through two separate and distinct channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

•
Sales to international customers are generally made through independent distributors who purchase the product from the Company at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheet until payments are remitted.

Other revenue is comprised of revenues from repair services, leasing services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon shipment of the product and acceptance of the service or materials to the end customer.

Sales returns and allowances aggregated $1,765,203 and $143,715 for the years ended December 31, 2009 and 2008, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of December 31, 2009 are short-term investments in repurchase agreements with its bank of approximately $605,800, which is collateralized 105% by the pledge of government agency securities.

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

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Beginning balance	$90,000	$28,224
Provision for bad debts	34,066	61,776
Charges-offs applied to allowance	(14,066)	-0-
Ending balance	$110,000	$90,000

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

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  As of December 31 2009 and 2008, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $103,136 and $145,673 for the years ended December 31, 2009 and 2008, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $518,138 and $576,926 for the years ended December 31, 2009 and 2008, respectively.  Such costs are included in operating expenses in the statements of operations.

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

  We have adopted the provisions of FASB ASC 740 "Income Taxes" that provides a framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in our financial statements uncertain tax positions taken or expected to be taken on a tax return. We initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. These periodic adjustments may have a material impact on our consolidated statements of operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Income.  Interest expense aggregated $-0- and $652 related to the underpayment of estimated taxes during the year ended December 31, 2009 and  2008, respectively.  There have been no penalties in 2009 and 2008.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the years ended December 31, 2009 and 2008 were approximately $3,603,696 and $3,171,721, respectively.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees, board of directors and certain third party contractors.  Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock which generally are subject to vesting requirements.  The Company records stock-based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value calculated in accordance with the authoritative guidance issued by the FASB.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

The Company estimates the grant-date fair value of stock-based compensation using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using the contractual term and vesting period of the award;

•
Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the period equal to the expected term of the award;

•	Expected dividend rate is determined based on expected dividends to be declared;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

Income per Share:

In June 2008, the FASB issued authoritative guidance entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-1).  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of income (loss) per share pursuant to the two-class method for all periods presented.  The two-class method is an income (loss) allocation formula that treats a participating security as having rights to undistributed income (loss) that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of income (loss) per share using the two-class method for the years ended December 31, 2009 and 2008.  Unvested service-based restricted shares totaled 25,000 and -0- at December 31, 2009 and 2008, respectively.  Basic income (loss) per share is calculated by first allocating income (loss) between common shareholders and participating securities.  Income (loss) attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed income (loss) to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the years ended December 31, 2009 and 2008, sales by geographic area were as follows:

	Year Ended December 31,
	2009	2008
Sales by geographic area:
United States of America	$22,394,326	$24,037,142
Foreign	3,971,297	8,588,335
	$26,366,253	$32,625,477

Sales to customers outside of the United States are denominated in US dollars.  All Company assets are physically located within the United States.

Reclassifications:

Certain reclassifications have been made to the statement of operations for the year ended December 31, 2008 to conform them to their respective 2009 presentations with no effect on net income or stockholders’ equity.

NOTE 2.                      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $90,000 as of December 31, 2009 and December 31, 2008, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Three distributor/agents individually exceeded 10% and in the aggregate represented $11,099,130, or 42% of total revenues for the year ended December 31, 2009.   Three distributor/agents individually exceeded 10% and in the aggregate represented $12,135,141, or 37% of total revenues for the year ended December 31, 2008.

One customer’s receivable balance exceeded 10% of total accounts receivable as of December 31, 2009.  This customer had an aggregate balance of $3,355,800, or 40% of our total accounts receivable balance as of December 31, 2009 and such receivable balance was collateralized by a bank irrevocable letter of credit.  Two individual customers' receivable balances each exceeded 10% of total accounts receivable as of December 31, 2008.  These customers represented an aggregated balance of $2,889,645, or 46% of total accounts receivable as of December 31, 2008.

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

NOTE 3.                      INVENTORIES

Inventories consisted of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Raw material and component parts	$3,915,440	$4,783,730
Work-in-process	487,266	1,282,140
Finished goods	3,528,225	2,823,212

Subtotal	7,930,931	8,889,082
Reserve for excess and obsolete inventory	(560,426)	(529,121)
Total	$7,370,505	$8,359,961

Finished goods inventory includes units held by potential customers and sales agents for demonstration, test and evaluation purposes.  The cost of such units totaled $933,986 and $273,017 as of December 31, 2009 and 2008, respectively.

NOTE 4. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2009 and 2008:

	Estimated Useful Life	2009	2008
Office furniture, fixtures and equipment	3-10 years	$1,594,568	$1,409,787
Warehouse and production equipment	3-5 years	1,129,821	814,737
Tradeshow equipment	3-5 years	168,450	166,292
Leasehold improvements	2-5 years	74,460	55,575
Website development	3 years	11,178	11,178
Rental equipment	3 years	32,500	13,636

Total cost		3,010,977	2,471,205
Less: accumulated depreciation and amortization		(1,592,874)	(738,554)

Net furniture, fixtures and equipment		$1,418,103	$1,732,651

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$255,000	$78,869	$176,131	$256,000	$18,333	$237,667

Unamortized intangible assets:
Patents and trademarks pending	160,051	—	160,051	127,976	—	127,976

Total	$415,051	$78,869	$336,182	$383,976	$18,333	$365,643

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities.  If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2009 and 2008 was $60,536 and $18,333, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2009	$85,000
2010	66,667
2011	24,464
2012	—
2013 and thereafter	—

$176,131

NOTE 6.                      PLEDGED ASSETS AND BANK LINE OF CREDIT

On February 3, 2010, the Company renewed its existing credit facility with a bank that provided available borrowings on a revolving basis to $2,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (3.25% at December 31, 2009) minus 0.50%, with a floor of 5.50%.  The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $15.0 million as of December 31, 2009 and at each calendar quarter end thereafter.  The line of credit matures on April 13, 2010.  As of December 31, 2009 and December 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the years ended December 31, 2010 and 2009.

Tangible net worth as defined in the credit agreement was in excess of $17.0 million as of December 31, 2009, compared to the required minimum of $15.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; and the capitalized costs of patents, trademarks, service marks, and copyrights net of amortization.

NOTE 7.                         ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Accrued warranty expense	$277,137	$271,307
Accrued sales commissions	933,402	197,777
Accrued payroll and related fringes	343,046	395,635
Employee separation agreement	182,661	—
Other	45,723	188,905
	$1,781,969	$1,053,624

Accrued warranty expense was comprised of the following for the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Beginning balance	$271,307	$213,428
Provision for warranty expense	296,681	209,293
Charges applied to warranty reserve	(290,851)	(151,414)
Ending balance	$277,137	$271,307

NOTE 8.                      INCOME TAXES

The components of income tax (provision) benefit are as follows:

	2009	2008
Current taxes:
Federal	$126,500	$(2,180,000)
State	(21,500)	(190,000)
Total current taxes	105,000	(2,370,000)
Deferred tax (provision) benefit	535,000	545,000
Income tax (provision) benefit	$640,000	$(1,825,000)

The Company received total proceeds of $261,399 and $2,914,538 during the years ended December 31, 2009 and 2008, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $288,350 and $6,992,000 relative to the exercise of such stock options during the years ended December 31, 2009 and 2008, respectively.  During April 2009, the Company repurchased and cancelled outstanding vested and unvested options from a former employee to acquire a total of 950,000 shares of common stock for approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.   The related deficiency in tax benefits aggregated $120,000 for the year ended December 31, 2009 and the excess tax benefits aggregated $2,345,000 for the year ended December 31, 2008, which has been allocated directly to additional paid in capital.

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2009 and 2008 to the Company’s effective tax rate is as follows:

	2009	2008
U.S. Statutory tax rate	34.0%	(34.0)%
State taxes, net of Federal benefit	4.0%	(4.0)%
Research and development tax credits	10.3%	3.2%
Incentive stock option compensation	(9.7)%	(1.7)%
Other, net	(2.1)%	1.3%

Income tax (provision) benefit	36.5%	(35.2)%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Stock-based compensation	$1,422,000	$1,262,000
Start-up costs	165,000	165,000
Inventory reserves	211,000	196,000
Uniform capitalization of inventory costs	18,000	31,000
Allowance for doubtful accounts receivable	42,000	33,000
Other reserves	105,000	—
Accrued expenses	138,000	178,000
Net operating loss carryforward	356,000	362,000
Research and development tax credit carryforward	595,000	413,000
Alternative minimum tax credit carryforward	92,000	90,000
State jobs credit carryforward	65,000	42,000
Other	5,000	—

Total deferred tax assets	3,214,000	2,772,000
Valuation allowance	(165,000)	(165,000)

Net deferred tax assets	3,049,000	2,607,000
Deferred tax liabilities:
Equipment depreciation	(194,000)	(287,000)

Net deferred tax assets (liability)	$2,855,000	$2,320,000

Net deferred tax asset (liability) reported as:
Current	$1,695,000	$1,345,000
Non-current	$1,160,000	$975,000

The valuation allowance on deferred tax assets totaled $165,000 as of December 31, 2009 and 2008 and represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At December 31, 2009, the Company had available approximately $945,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2028.  In addition, the Company had research and development tax credit carryforwards totaling $595,000 available as of December 31, 2009, which expire between 2023 and 2029.  Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2028, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

As discussed in Note 1, "Summary of Significant Accounting Policies," tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute for 2005 and all prior tax years.

NOTE 9.                      COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the years ended December 31, 2009 and 2008 was $390,196 and $375,321, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010	$265,565
2011	169,086
2012	126,815
2013	—
2014 and thereafter	—
$561,466

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $16,903 and $38,646 for the years ended December 31, 2009 and 2008, respectively.

Following is a summary of the Company’s licenses as of December 31, 2009:

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

During April 2009, the Company terminated a production license agreement, entered into in October 2008 and terminated its production software license agreement, entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  Plaintiff is seeking unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has successfully removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi and the trial date is set for May 2010. The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company has paid license fees and made other payments to Z3 totaling $265,000 to-date relative to these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the year ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a Notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  This filing has stayed any further action by the Company in court regarding the award of its claimed damages.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier and the bankruptcy proceedings.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Vendor Settlements and Credits. The Company resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to the Company of $278,173.  The Company disputed the value of services and products delivered and invoiced to the Company.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in the Company receiving a cash settlement of $200,000, plus the cancellation of $78,173 of invoices payable to this vendor.  The Company recognized an aggregate benefit of $278,173 during the year ended December 31, 2009, which was reflected as an offset to selling, general and administrative expenses.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $154,099 and $65,208 for the years ended December 31, 2009 and 2008, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

 Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 38,250 shares for an aggregate purchase price of $63,112 (average cost of $1.65 per share) during the year ended December 31, 2009.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of December 31, 2009.

 Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $201,348 as of December 31, 2009, which expire during March 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

NOTE 10.                      STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,399,879 and $1,599,264 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 600,312 options remain available for grant under the various Plans as of December 31, 2009.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for the determining the grant-date fair value of options during each period and are reflected in the following table:

	Years ended December 31,
	2009	2008
Expected term of the options in years	2-5 years	2-6 years
Expected volatility of Company stock	76% - 86%	50% - 55%
Expected dividends	None	None
Risk-free interest rate	0.84% - 2.66%	2.37%-3.06%
Expected forfeiture rate	5.00%	5.00%

A summary of stock options outstanding follows:

	Year Ended December 31, 2009
Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	5,369,627	$2.62
Granted	695,000	2.06
Exercised	(218,662)	1.70
Exercised and surrendered/cancelled (cashless exercise)	(154,239)	1.37
Forfeited	(1,023,000)	2.22

Outstanding at December 31, 2009	4,668,726	$2.71

Exercisable at December 31, 2009	3,334,892	$2.00

Weighted-average fair value for options granted during the period at fair value	695,000	$1.15

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the year ended December 31, 2009, a total of 154,239 options with an intrinsic value of $110,273 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 83,262 shares issued upon the exercise of stock options.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total 950,000 shares (included in forfeited options in the above table) for total consideration of approximately $320,000.  These stock options included both vested and unvested options and resulted in the immediate recognition of $358,104 in compensation expense related to unvested stock options during the year ended December 31, 2009.   The repurchase price of $320,000 was charged directly to additional paid-in capital.  In addition, the resulting deficiency in income tax deductions approximated $120,000, which was also charged directly to additional paid-in capital during year ended December 31, 2009.

At December 31, 2009, the aggregate intrinsic value of options outstanding was approximately $1,633,937, the aggregate intrinsic value of options exercisable was approximately $1,492,688, and the aggregate intrinsic value of options exercised during the year ended December 31, 2009 was $288,350.

As of December 31, 2009, the unamortized portion of stock compensation expense on all existing stock options was $1,742,027, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2009:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	2,272,805	6.8 years	1,850,471	6.1 years
$2.00 to $2.99	1,136,421	2.3 years	1,053,921	1.8 years
$3.00 to $3.99	210,000	8.1 years	56,000	3.9 years
$4.00 to $4.99	254,500	7.8 years	254,500	7.8 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	755,000	8.0 years	80,000	8.0 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	6.7 years	30,000	6.7 years
$9.00 to $9.99	10,000	3.6 years	10,000	3.6 years
	4,668,726	6.6 years	3,334,892	4.9 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended December 31, 2009 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2009	—	$—
Granted	25,000	2.35
Vested	—	—
Forfeited	—	—

Nonvested balance, December 31, 2009	25,000	$2.35

During 2009, the Company granted 25,000 shares of restricted stock to a non-employee director pursuant to a restricted stock agreement.  The grant consisted of 25,000 shares that vest on a graduated scale over four years in increments on the first (10%), second (20%), third (30%) and fourth (40%) anniversaries of the grant date.  The Company estimated the fair market value of this restricted stock grant at $58,750 based on the closing market price on the date of grant ($2.35 per share).  As of December 31, 2009, there was $44,671 of total unrecognized compensation costs related to the non-vested restricted stock grant, which will be amortized over the next 42 months in accordance with the graduated vesting scale.

NOTE 11. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) (loss) per share outstanding and income per share for the year ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008

Numerator for basic and diluted income per share – Net income (loss)	$(1,114,317)	$3,353,630

Denominator for basic income (loss) per share – weighted average shares outstanding	15,797,991	15,319,257
Dilutive effect of shares issuable under stock options and warrants outstanding	—	2,189,834

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	15,797,991	17,509,091

Net income (loss) per share:
Basic	$(0.07)	$0.22

Diluted	$(0.07)	$0.19

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the year.  For the year ended December 31, 2009, all outstanding stock options to purchase common stock were antidilutive and, therefore, not included in the computation of diluted income (loss) per share.  For the year ended December 31, 2008 weighted-average outstanding stock options and warrants totaling 921,667 and 59,359, respectively, of common stock were antidilutive and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 12.                      RELATED PARTY TRANSACTIONS

The Company sells primarily through a network of unaffiliated distributors/sales agents.  An entity that previously served as an independent sales agent was owned by the spouse of one of the Company’s executive officers.  The Company paid commissions during 2008 aggregating $36,602 on sales generated by this sales agent prior to January 1, 2008.  Subsequent to December 31, 2007, this entity was dissolved and no longer serves as an independent sales agent for the Company.

NOTE 13.                      RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007 new guidance was issued for the recognition and measurement of assets, liabilities and equity in business combinations. This guidance is found in ASC Topic 805, Business Combinations (“ASC 805”), and was effective for us as of January 1, 2009. Due to these new guidelines, we now expense, as incurred, acquisition-related costs for potential and completed acquisitions. This guidance also requires the recognition of changes in an acquirer’s income tax valuation allowance on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the guidance to apply the new provisions. The Company has completed no acquisitions during 2008 and 2009 therefore this new guidance had no impact on our financial statements.

In December 2007 new guidance was issued that changed the way in which noncontrolling interests in subsidiaries are measured and classified on the balance sheet.  These provisions are contained in ASC Topic 810, Consolidations (“ASC 810”) and were effective for us as of January 1, 2009. The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

In February 2008, new guidance was issued that delayed the effective date of certain fair value guidance for nonfinancial assets and nonfinancial liabilities contained in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance, which was effective as of January 1, 2009, did not have a material impact on our financial position, results of operations, or cash flows.

In March 2008 new guidance was issued that changed the disclosure requirements for derivative instruments and hedging activities.  This guidance can be found in ASC Topic 815, Derivatives and Hedging (“ASC 815”) and was effective for us as of January 1, 2009.  The adoption of these new guidelines had no impact on our consolidated financial position or results of operations.

In April 2008 new guidance was issued on determining the useful life of a recognized intangible asset. These provisions, the detail of which can be found in ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”) and ASC Topic 275, Risks and Uncertainties (“ASC 275”), were effective for us as of January 1, 2009, and had no impact on our consolidated financial position or results of operations as we did not renew or extend the useful lives of any of our intangible assets.

In June 2008 new guidance was issued that clarified that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities, and requires them to be included in the computation of earnings per share pursuant to the two-class method. This guidance is contained in ASC Topic 260, Earnings per Share (“ASC 260”) and was effective for us as of January 1, 2009, with the requirement that all prior period income per share data presented to be adjusted retroactively. We have determined that nonvested share awards that were granted in the second quarter of 2009 are participating securities as defined by this guidance because they have equivalent common stock dividend rights.  Accordingly, we have included these shares in our basic and diluted share calculations as appropriate.  There is no prior period impact of this guidance as there were no participating securities outstanding prior to 2009.

In June 2008 the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on three issues discussed at its June 12, 2008 meeting pertaining to how an entity should evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions; how the currency in which the strike price of an equity-linked financial instrument (or embedded feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock; and how the issuer should account for market-based employee stock option valuation. This guidance can be found in ASC 815, and did not have an impact on our consolidated financial position.

In April 2009 new guidance was issued that addressed application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance can be found in ASC 805 and was effective for us for any business combinations completed on or after January 1, 2009. The adoption of this guidance had no impact on us.

In April 2009 new guidance was issued that required disclosure about the fair value of financial instruments in interim as well as in annual financial statements. These standards were effective for periods ending after June 15, 2009 and can be found in ASC Topic 825, Financial Instruments (“ASC 825”).  The adoption of this guidance had no impact on us.

In May 2009 new guidance was issued that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for reporting periods ending after June 15, 2009 and can be found in ASC Topic 855, Subsequent Events (“ASC 855”). The disclosures required by this guidance are included in Note 12.

In June 2009 new guidance was issued that identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, commonly referred to as the Accounting Standards Codification. This guidance was effective for periods ending after September 15, 2009, and the appropriate references to accounting guidance have been incorporated into this Form 10-K.

NOTE 14.                      SUBSEQUENT EVENTS

During the period from January 1, 2010 through March 22, 2010, the Company issued a total of 330,000 shares pursuant to the exercise of outstanding stock purchase options.

On January 4, 2010, the Company issued 250,869 restricted shares of common stock to directors and officers.  Directors received 67,475 of these restricted shares that will vest on May 4, 2010 and officers received 183,394 which vest on January 4, 2011 assuming that they are employed by the Company at that date.

*************************************