Form 10-Q
period 2010-03-31
DIGITAL ALLY INC
filed 2010-05-06
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”~~,~~ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

     Large accelerated filer ☐                                                                                               Accelerated filer ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value	16,321,998

FORM 10-Q
DIGITAL ALLY, INC.
MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$834,018	$183,150
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2010 and $110,000 – 2009	7,105,648	8,398,353
Accounts receivable-other	406,932	476,049
Inventories	8,021,322	7,370,505
Prepaid expenses	314,248	224,923
Deferred taxes	1,950,000	1,695,000
Total current assets	18,632,168	18,347,980
Furniture, fixtures and equipment	3,060,034	3,010,977
Less accumulated depreciation and amortization	1,780,135	1,592,874
	1,279,899	1,418,103
Deferred taxes	1,235,000	1,160,000
Intangible assets, net	320,732	336,182
Other assets	119,691	135,674
Total assets	$21,587,490	$21,397,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,161,600	$2,000,541
Accrued expenses	1,650,465	1,781,969
Income taxes payable	23,497	9,171
Customer deposits	3,380	39,924
Total current liabilities	3,838,942	3,831,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 16,570,608 – 2010 and 16,169,739 – 2009	16,571	16,170
Additional paid in capital	20,545,410	20,007,430
Treasury stock, at cost (shares: 248,610 – 2010 and 248,610 - 2009)	(1,687,465)	(1,687,465)
Retained earnings (deficit)	(1,125,968)	(769,801)
Total stockholders’ equity	17,748,548	17,566,334
Total liabilities and stockholders’ equity	$21,587,490	$21,397,939

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED
MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Product revenue	$6,149,232	$4,043,204
Other revenue	160,655	345,980
Total revenue	6,309,887	4,389,184
Cost of revenue	2,868,061	2,529,644
Gross profit	3,441,826	1,859,540
Selling, general and administrative expenses:
Research and development expense	915,264	1,285,538
Selling, advertising and promotional expense	693,230	401,722
Stock-based compensation expense	541,481	355,819
General and administrative expense	1,922,266	1,784,086
Total selling, general and administrative expenses	4,072,241	3,827,165
Operating loss	(630,415)	(1,967,625)

Interest income	9,248	9,131
Loss before income tax benefit	(621,167)	(1,958,494)
Income tax benefit	265,000	658,000
Net loss	$(356,167)	$(1,300,494)
Net loss per share information:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Weighted average shares outstanding:
Basic	16,303,317	15,716,200
Diluted	16,303,317	15,716,200

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury stock	Retained earnings (deficit)	Total

Balance, January 1, 2010	16,169,739	$16,170	$20,007,430	$(1,687,465)	$(769,801)	$17,566,334

Stock-based compensation	—	—	541,481	—	—	541,481

Excess in tax benefits related to stock-based compensation	—	—	35,000	—	—	35,000

Stock options exercised at:
$1.00 per share	180,000	180	179,820	—	—	180,000
$1.60 per share	50,000	50	79,950	—	—	80,000
$2.15 per share	100,000	100	214,900	—	—	215,000

Common stock surrendered as consideration for cashless exercise of stock options	(180,000)	(180)	(512,920)	—	—	(513,100)

Restricted common stock grant	250,869	251	(251)	—	—	—

Net loss	—	—	—	—	(356,167)	(356,167)
Balance, March 31, 2010	16,570,608	$16,571	$20,545,410	$(1,687,465)	$(1,125,968)	$17,748,548

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Cash Flows From Operating Activities:
Net loss	$(356,167)	$(1,300,494)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	208,511	220,912
Stock based compensation	541,481	355,819
Reserve for inventory obsolescence	(26,046)	164,166
Reserve for bad debt allowance	—	20,000
Deferred tax (benefit) provision	(330,000)	(675,000)

Change in operating assets and liabilities:
Accounts receivable - trade	1,292,705	1,748,399
Accounts receivable - other	69,117	(96,581)
Inventories	(624,771)	78,280
Prepaid income taxes	—	10,000
Prepaid expenses	(89,325)	16,912
Other assets	15,983	46,232
Accounts payable	161,059	(1,190,347)
Accrued expenses	(214,905)	(123,496)
Income taxes payable	14,326	—
Customer deposits	(36,544)	86,479
Net cash provided by (used in) operating activities	625,424	(638,719)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(49,057)	(174,900)
Additions to intangible assets	(5,800)	(50,612)
Net cash used in investing activities	(54,857)	(225,512)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	45,301	2,900
Excess in tax benefits related to stock-based compensation	35,000	7,000
Purchase of common shares for treasury	—	(63,112)
Purchase of employee stock options	—	—
Net cash provided by (used in) financing activities	80,301	(53,212)
Increase (decrease) in cash and cash equivalents	650,868	(917,443)
Cash and cash equivalents, beginning of period	183,150	1,205,947

Cash and cash equivalents, end of period	$834,018	$288,504
Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—

Cash payments for income taxes	$15,674	$—
Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for exercise of stock options	$513,100	$97,100

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

Sales returns and allowances aggregated $248,071 and $62,052 for the three months ended March 31, 2010 and 2009, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of March 31, 2010 are short-term investments in repurchase agreements with its bank of approximately $814,000, which is collateralized 105% by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  As of March 31, 2010 and December 31 2009, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $21,040 and $26,587 for the three months ended March 31, 2010 and 2009, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $120,983 and $102,760 for the three months ended March 31, 2010 and 2009, respectively.  Such costs are included in operating expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Income.  There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2010 and 2009.  There have been no penalties in 2009 and 2008.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended March 31, 2010 and 2009 were approximately $915,264and $1,285,538, respectively.

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

Income per Share:

In June 2008, the FASB issued authoritative guidance entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-1).  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of income (loss) per share pursuant to the two-class method for all periods presented.  The two-class method is an income (loss) allocation formula that treats a participating security as having rights to undistributed income (loss) that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of income (loss) per share using the two-class method for the three months ended March 31, 2010 and 2009.  Unvested service-based restricted shares totaled 275,869 and -0- at March 31, 2010 and 2009, respectively.  Basic income (loss) per share is calculated by first allocating income (loss) between common shareholders and participating securities.  Income (loss) attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed income (loss) to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the three months ended March 31, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended March 31,
	2010	2009

Sales by geographic area:
United States of America	$6,236,097	$4,238,706
Foreign	73,790	150,478
	$6,309,887	$4,389,184

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Uncollectible accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $110,000 as of March 31, 2010 and December 31, 2009, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Two distributor/agents individually exceeded 10% and in the aggregate represented $1,933,034, or 31% of total revenues for the three months ended March 31, 2010.   Three distributor/agents individually exceeded 10% and in the aggregate represented $1,886,584, or 43% of total revenues for the three months ended March 31, 2009.  One customer’s receivable balance exceeded 10% of total accounts receivable as of March 31, 2010.  This customer had an aggregate balance of $3,155,582, or 44% of our total accounts receivable balance as of March 31, 2010, and such receivable balance was collateralized by a bank irrevocable letter of credit.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia.  Although the Company obtains certain of these components from single source suppliers, management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from any of its principal vendors, and does not anticipate future supply disruptions.  The Company acquires most of its components on a purchase order basis and does not have long-term contracts with itssuppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Raw material and component parts	$3,577,764	$3,915,440
Work-in-process	221,129	487,266
Finished goods	4,756,809	3,528,225
Subtotal	8,555,702	7,930,931
Reserve for excess and obsolete inventory	(534,380)	(560,426)
Total	$8,021,322	$7,370,505

Finished goods inventory includes units held by potential customers and sales agents for demonstration, test and evaluation purposes.  The cost of such units totaled $872,485 and $933,986 as of March 31, 2010 and December 31, 2009, respectively.

NOTE 5. PLEDGED ASSETS AND BANK LINE OF CREDIT

On April 13, 2010, the Company renewed its existing credit facility with a bank that provided available borrowings on a revolving basis to $2,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (3.25% at March 31, 2010) minus 0.50%, with a floor of 5.50%.  The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $15.0 million as of March 31, 2010 and at each calendar quarter end thereafter.  The line of credit matures on June 13, 2010.  As of December 31, 2009 and December 31, 2008, there were no amounts outstanding and there were no borrowings under the credit facility during the three months ended March 31, 2010.

Tangible net worth as defined in the credit agreement was in excess of $17.0 million as of March 31, 2010, compared to the required minimum of $15.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; andthe capitalized costs of patents, trademarks, service marks, and copyrights net of amortization.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accrued warranty expense	$320,709	$277,137
Accrued sales commissions	643,895	933,402
Accrued payroll and related fringes	519,269	343,046
Employee separation agreement	123,779	182,661
Other	42,813	45,723
	$1,650,465	$1,781,969

Accrued warranty expense was comprised of the following for the three months ended March 31, 2010:

Beginning balance	$277,137
Provision for warranty expense	80,450
Charges applied to warranty reserve	(36,878)
Ending balance	$320,709

NOTE 7.  INCOME TAXES

The components of income tax (provision) benefit for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Current taxes:
Federal	$—	$—
State	(30,000)	(17,000)
Total current taxes	(30,000)	(17,000)
Deferred tax (provision) benefit	295,000	675,000
Income tax (provision) benefit	$265,000	$658,000

The Company received total proceeds of $475,000 and $2,900 during the three months ended March 31, 2010 and 2009, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $233,302 and $64,739 relative to the exercise of such stock options during the three months ended March 31, 2010 and 2009, respectively.  The related excess in tax benefits aggregated $35,000 for the three months ended March 31, 2010 and the excess tax benefits aggregated $7,000 for the three months ended March 31, 2009, which has been allocated directly to additional paid in capital.

The valuation allowance on deferred tax assets totaled $165,000 as of March 31, 2010 and December 31, 2009 which represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At March 31, 2010, the Company had available approximately $1,250,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2030.  In addition, the Company had research and development tax credit carryforwards totaling $645,000 available as of March 31, 2010, which expire between 2023 and 2030.  Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended March 31, 2010 and 2009 was $96,974 and $99,964, respectively,related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (April 1, 2010 through December 31, 2010)	$174,519
2011	169,086
2012	126,815
2013	—
2014 and thereafter	—
$470,420

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $4,858 and $3,298 for the three months ended March 31, 2010 and 2009, respectively.

Following is a summary of the Company’s licenses as of March 31, 2010:

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On April 8, 2010, the court heard arguments regarding the amount of damages to be awarded.  The Company requested that total damages in excess of $11 million be awarded which is currently being considered by the Court.   The Company will pursue collection from the bankruptcy estate and available insurance.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier and the bankruptcy proceedings and uncertain insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $40,415 and $37,485 for the three months ended March 31, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company made no repurchases during the three months ended March 31, 2010.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of March 31, 2010.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $201,348 as of March 31, 2010, which expire during March 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

NOTE 9.  STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $541,481and $355,819for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 541,443 options remain available for grant under the various Plans as of March 31, 2010.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  There were no options granted during the three months ended March 31, 2010.  The assumptions used for the determining the grant-date fair value of options granted during the years ended December 31, 2009 and 2008 are reflected in the following table:

	Years ended December 31,
	2009	2008

Expected term of the options in years	2-5 years	2-6 years
Expected volatility of Company stock	76% - 86%	50% - 55%
Expected dividends	None	None
Risk-free interest rate	0.84% - 2.66%	2.37%-3.06%
Expected forfeiture rate	5.00%	5.00%

A summary of stock options outstanding follows:

	Three Months Ended March 31, 2010
Options	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	4,668,726	$2.71
Granted	—	—
Exercised	(150,000)	1.00
Exercised and surrendered/cancelled (cashless exercise)	(180,000)	1.81
Forfeited	(12,000)	3.15
Outstanding at March 31, 2010	4,326,726	$2.80
Exercisable at March 31, 2010	3,168,226	$2.27
Weighted-average fair value for options granted during the period at fair value	—	$—

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the three months ended March 31, 2010, a total of 180,000 options with an intrinsic value of $176,300 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 130,000 shares issued upon the exercise of stock options.

At March 31, 2010, the aggregate intrinsic value of options outstanding was approximately $1,014,151, the aggregate intrinsic value of options exercisable was approximately $966,921, and the aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $453,002.

As of March 31, 2010, the unamortized portion of stock compensation expense on all existing stock options was $1,455,464, which will be recognized over the next forty-five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2010:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	2,042,805	6.6 years	1,657,805	6.0 years
$2.00 to $2.99	1,036,421	2.2 years	953,921	1.6 years
$3.00 to $3.99	198,000	8.1 years	32,000	4.0 years
$4.00 to $4.99	254,500	7.5 years	254,500	7.6 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	755,000	7.8 years	230,000	7.8 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	6.4 years	30,000	6.4 years
$9.00 to $9.99	10,000	3.3 years	10,000	3.3 years
	4,326,726	5.9 years	3,168,226	4.9 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans.  Restricted stock awards are valued on the date of grant and have no purchase price. Restricted stock awards typically vest over one to four years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2010 is as follows:

	Restricted stock	Weighted average grant date fair value

Nonvested balance, January 1, 2010	25,000	$2.35
Granted	250,869	2.89
Vested	—	—
Forfeited	—	—
Nonvested balance, March 31, 2010	275,869	$2.84

During 2010, the Company granted 250,869 shares of restricted stock to officers and non-employee directors pursuant to a restricted stock agreement.  The grant consisted of 67,475 issued to non-employee directors that fully vest on May 4, 2010 and

183,394 shares issued to officers that fully vest on January 4, 2011  The Company estimated the fair market value of these restricted stock grant at $724,760 based on the closing market price on the date of grant ($2.89 per share).  As of March 31, 2010, there was $487,382 of total unrecognized compensation costs related to the non-vested restricted stock grant, which will be amortized over the next thirty-nine months in accordance with the graduated vesting scale.

NOTE 10. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Numerator for basic and diluted income per share – Net loss	$(356,167)	$(1,300,494)

Denominator for basic loss per share – weighted average shares outstanding	16,303,317	15,716,200
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,303,317	15,716,200

Net loss per share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the three months ended March 31, 2010 and 2009, because of the net loss incurred for the respective periods all outstanding stock options to purchase common stock were antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 11. SUBSEQUENT EVENT

On April 21, 2010, the Company announced that one of its sales agents in South America received a contract for 700 DVM-750 systems from the highway patrol division of a South American country.  The name of the country was not disclosed.  The Company expects to ship between 100 and 200 systems per month over the next four to six months in accordance with the installation and training schedule of the highway patrol in such country.  The Company also announced that one of its sales agents in the Middle East received an initial order for DVM-500 Plus systems from the Ministry of Interior of a Middle Eastern country for a pilot project involving that country’s highway patrol department.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our loss in fiscal 2009 and in the first quarter of 2010; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues and return to profitability in 2010 under the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the DVM-750, FirstVU and DVM-500 Ultra, and have such new products perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 will translate into sales during 2010; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including increasing our international revenues to their historical levels; (ix) our ability to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-750 and DVM-500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) potential that digital video will fail to be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on a few manufacturers and suppliers for components of our products; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

 Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter 2008.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter 2009 and we launched the FirstVU (body-worn camera) product during the fourth quarter 2009.  We are in the early stages of marketing the FirstVU and have not produced the unit in commercial quantities yet.  We have additional research and development projects that we anticipate will result in several new products to be launched in 2010.  We believe that the launch of these new products will help to diversify and increase our product offerings resulting in increased revenues in the future.

In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  During the second quarter 2009, we launched the new DVM-750 product series with many advanced features that targets larger police agencies and urban areas.  The DVM-750 has allowed us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter 2009 through the introduction of our DVM-500 Ultra model that targets motorcycle, boat and ATV markets, and in the fourth quarter 2009, we introduced the FirstVU, which is a small mobile product that clips onto an officer’s pocket or uniform. We anticipate that our new products including the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVU, will contribute to our 2010 revenues as we phase-out our DVM-500 legacy product. We discontinued the manufacture of the DVM-500 legacy product during 2010 and are attempting to migrate its historical customers to our DVM-500 Plus product or DVM-750 model.

Following is a summary of our recent operating results:

	For the three months ended:
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$6,309,887	$9,245,190	$ 5,714,683	$7,017,196	$ 4,389,184
Gross profit	3,441,826	4,727,911	3,334,989	3,510,605	1,859,540
Gross profit margin percentage	54.5%	51.1%	58.3%	50.0%	42.4%
Total selling, general and administrative expenses	4,072,241	4,386,744	3,212,553	3,796,248	3,827,165
Operating income (loss)	(630,415)	341,167	122,436	(285,643)	(1,967,625)
Operating margin percentage	(9.9%)	3.7%	2.1%	(4.1%)	(44.8%)
Net income (loss)	$ (356,167)	$ 269,428	$ 81,402	$ (164,654)	$(1,300,494)

We incurred an operating loss during the first quarter of 2010 of $630,415 on total revenues of $6,309,887. This reverses the positive trend of operating profits that we reported during the third and fourth quarters of 2009.  Our revenues in the first quarter 2010 declined from fourth quarter 2009 levels and while our selling, general and administrative expenses in the first quarter 2010 were less than in the fourth quarter 2009, the lower revenues did not cover the expenses, resulting in the quarterly loss.  We shipped an international order for the new DVM-750 product in excess of $3.3 million during the fourth quarter 2009, but had no similar shipments during the first quarter 2010, which contributed significantly to the lower revenues in the first quarter 2010. We expect significant fluctuations in revenues on a quarterly basis in 2010 due to the timing of significant orders particularly from international customers.  We have budgeted selling, general and administrative expenses to be consistent with our overall expectation of revenues and operations for the year rather than on a quarterly basis.  Accordingly, we have added new sales and marketing resources to increase long-term revenue growth for our current product line as well as the new products just launched (Firstu) and expected to be launched in later 2010 (DVM-250 event recorder and school bus system).   We are focusing on general and administrative cost containment measures, revenue increases and improved gross margins on sales in the near term, but will continue to invest in our research and development efforts and sales and marketing resources.  We have experienced a general increase in inventory levels during the same time frame.  There have been a number of factors/trends affecting our recent performance, which include:

•
We experienced a decrease in revenues during the first quarter 2010 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, and continue to make 2010 a challenging business environment.  Our revenues in the first quarter  2010 improved over  first quarter 2009 and we expect that our sales for 2010 will continue to improve over 2009 if these conditions begin to abate.  We had record revenues for the fourth quarter 2009 principally due to the $3.3 million international order shipped during the fourth quarter 2009.

~~•~~
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and contributed to our decreased revenues and operating losses in 2009, along with the impact of the current economic recession.  We were not able to compete for several large contracts that required the specifications of the DVM-750.

In addition, we bought substantial quantities of component parts in the fourth quarter 2008 and first quarter 2009 in anticipation of commencing commercial production of the DVM-750 beginning in the fourth quarter 2008, which increased our inventory balances.  Commercial deliveries of the DVM-750 commenced in the second quarter 2009, which were a prime component of our improved sales for the second, third and fourth quarters of 2009 over first quarter 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help to improve our revenues in 2010 over 2009, despite the impact of the current economic recession on the budget of our primary customer.

•
Our gross profit on sales has eroded slightly in the first quarter 2010 (54.5%) and the fourth quarter 2009 (51.1%) in relation to prior quarters and our expectations.  The gross margin erosion is primarily the result of the introduction of the new products, in particular the DVM-750.  We have incurred higher levels of production inefficiencies and rework that have negatively affected our gross margin.  In addition, we have discontinued the production of the DVM-500 legacy system which was a mature product with higher margins on a comparative basis.  We expect the pressure on gross margins to continue in 2010 as we launch new products. However, our management team is evaluating our supply chain to identify and obtain cost decreases for our raw materials and component parts.  We hope to improve our gross margins throughout the balance of 2010 as a result of these efforts.

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

•
Our international revenues decreased substantially during the first quarter 2010 and the first three quarters of 2009.  During October 2009, we received an order from Turkey for DVM-750 units valued in excess of $3.3 million.  This order represented our largest single international or domestic order for 2009 and was shipped during the fourth quarter 2009.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rates versus the U.S. dollar.  We have focused on our international business by hiring an international sales manager in January 2009, hiring a European-based sales manager in November 2009 and by appointing international distributers in new countries during 2009 and 2010.  We expect that international sales will improve during 2010, based on an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur, although we can make no assurances in this regard.  In addition, we believe that the availability of the DVM-750 will help to improve our international revenues.  During April 2010, we received an  order from a South American country for approximately 700 DVM-750 units.  This order represented our largest single international or domestic order for 2010 and is expected to be shipped during the second and third quarters of 2010. We are encouraged by this order because it illustrates the potential popularity of our new DVM-750 product.   We have built in capability to install a variety of language packs into our DVM-750 system, which currently include English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2010.  We believe this language flexibility will result in improved international sales for the balance of 2010 and beyond.

•
Our recent operating losses and increases in inventory levels led to deterioration in our cash levels and liquidity in 2010 and 2009.  We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity should the need arise, provided that we continue to satisfy the facility’s covenants, one of which is maintaining a $15.0 million minimum tangible net worth.  Currently, we have no long or short-term debt outstanding and have approximately $14.8 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will continue to improve during the balance of 2010 if our revenues and profitability increase and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

Our line-of-credit facility requires us to maintain a minimum tangible net worth of $15 million until its maturity date in June 2010.  We had a tangible net worth in excess of $17.0 million at March 31, 2010. If we do not restore profitability and operating losses recur, we may be at risk of not meeting such requirement in the future. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in June 2010 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.

We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.

Off-Balance Sheet Arrangements

           We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We are contingently liable as of March 31, 2010 for standby letters of credit issued by our bank for an aggregate amount of $201,348 to certain customers as security if we do not complete our contractual obligation to deliver products.  The outstanding standby letters expire in March 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

For the three months ended March 31, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2010 and 2009, represented as a percentage of total revenues for each respective period:

	Three months ended March 31,
	2010	2009

Revenue	100%	100%

Cost of revenue	45%	58%

Gross profit	55%	42%
Selling, general and administrative expenses:
Research and development expense	15%	29%
Selling, advertising and promotional expense	11%	9%
Stock-based compensation expense	9%	8%
General and administrative expense	30%	41%
Total selling, general and administrative expenses	65%	87%
Operating loss	(10%)	(45%)
Interest income (expense)	—%	—%
Loss before income tax provision	(10%)	(45%)
Income tax benefit	4%	15%
Net loss	(6%)	(30%)
Net loss per share information:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

 Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500	An in-car digital audio/video system that is integrated into a rear view mirror. This product is now obsolete and has been replaced by the DVM-500 Plus model.	$3,995
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat uses.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight.	$1,295
FirstVU	A body-worn digital audio/video camera system.	$ 995

The Company sells through two separate and distinct channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

•
Sales to international customers are generally made through independent distributors who purchase the product from the Company at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor. Occasionally, we contract directly with the foreign customer for the sale of product and pay commissions to the distributor responsible for the sale.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape.   We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

The Company sold a total of 1,380 and 989 units during the three months ended March 31, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 83% and 93% of total unit sales during the three months ended March 31, 2010 and 2009, respectively.

Revenues for the three months ended March 31, 2010 and 2009 were $6,309,887 and $4,389,184, respectively, an increase of $1,920,703 (44%), due to the following factors:

•
We experienced an increase in revenues primarily due to the availability of the DVM-750 during the three months ended March 31, 2010.  The DVM-750 was launched during the second quarter 2009; therefore it was unavailable for sale during the three months ended March 31, 2009.  Furthermore, the launch of the DVM750 was delayed significantly and we believe many customers delayed their in-car video system purchases in anticipation of the DVM-750 becoming available for purchase which depressed revenues in the first quarter of 2009.

•
Our average order size decreased from approximately $6,000 in the 2009 period to $5,800 during 2010.  We shipped five individual orders in excess of $100,000 each, for an aggregate of approximately $724,000 in revenue during the first quarter 2010, compared to two orders in excess of $100,000 each, for an aggregate of approximately $325,000 in revenue in the first quarter 2009.  We believe that this is indicative of reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  However, during the first quarter 2010, we shipped approximately 1,090 individual orders which is a quarterly record for us.  We are hopeful that this may indicate an easing of such budgetary constraints and that a normal purchasing pattern will return during 2010, although we can make no assurances in this regard.

•
Our international revenues decreased to $73,790, representing 1% of total revenues during the first quarter 2010, compared to $150,478, representing 3% of total revenues during fiscal 2009.  Sales to certain countries that were strong revenue sources for us on an historical basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by hiring an international sales manager in January 2009, hiring a salesperson to cover Europe and the Middle-East territories and appointing international distribution agents in 11 new countries since January 1, 2009, which brings our total to 36 agents representing our products in various countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in the fourth quarter 2009 and first quarter 2010. However, international sale cycles generally take longer than domestic business.  During October 2009, we were awarded a $3.3 million plus contract for our DVM-750 product from a customer in Turkey that shipped in the fourth quarter2009. In April 2010, the Company announced that a sales agent in South America recently received a contract for 700 DVM-750 systems from the highway patrol division of a South American country.  The name of the country was not disclosed.  The Company expects to ship between 100 and 200 systems per month over the next four to six months in accordance with the installation and training schedule of the highway patrol in such country.  The Company also announced that one of its sales agents in the Middle East has received an initial order for DVM-500 Plus systems from the Ministry of Interior of a Middle Eastern country for a pilot project involving that country’s highway patrol department.  We are hopeful that these recent awards of international contracts are indicative of an improvement in the purchasing pattern for international customers, although we can make no assurances in this regard.

We maintained consistent retail pricing on our DVM-500 models during 2009and 2010 and do not plan any material changes in pricing during 2010 for the DVM-500 product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2010 and 2009 was $2,868,061 and $2,529,644, respectively, an increase of $338,417 (13%).  The increase in costs of goods sold is commensurate with the 44% increase in revenues offset by a decrease in the cost of goods sold as a percent of revenues resulting from the impact of economies of scale on increased production schedules during 2010.  Cost of sales as a percentage of total revenues declined to 45% during the three months ended March 31, 2010, compared to 58% during the three months ended March 31, 2009.  Despite the significant improvement in our cost of sales percentage, the percentage was negatively impacted by the introduction of the new DVM-750 and DVM-500 Ultra product lines and the upgraded DVM-500 Plus.  The DVM-750 was launched during the second quarter 2009 and the DVM-500 Plus product was introduced in late 2008, but commercial production was ramped up during the second and third quarters of 2009.  There were inefficiencies, training, rework and a high failure rate at final burn-in that contributed to increased production costs during the three months ended March 31, 2010 compared to our historical cost levels and current goals. Our goal is to reduce cost of sales as a percentage of sales to 40%. Such product conversion costs and inefficiencies are main focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the three months ended March 31, 2010, reaching planned production rates of 60 to 70 units per day in late 2009 and 2010.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve during 2010.  We expect that our new product offerings during 2009 and 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010, but hope for a modest improvement compared to 2009 levels as we increase our sales and implement production efficiencies.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $534,380 and $560,426 in reserves for obsolete and excess inventories at March 31, 2010 and December 31, 2009, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at March 31, 2010. Total raw materials and component parts were $3,577,764 and $3,915,440 at March 31, 2010 and December 31, 2009, respectively, a decline of $337,676. Finished goods balances were $4,756,809 and $3,528,225 at March 31, 2010 and December 31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 product which will be used to fulfill the international orders received in April 2010. We believe that our obsolescence risk was less at March 31, 2010 compared to December 31, 2009 because of the decline in the number of our DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at March 31, 2010 and the new product introductions that we anticipate during 2010.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expanded our product line during 2009 and in expectation for 2010.  We are concentrating on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines during the balance of 2010, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities with more pricing leverage.  In addition, we believe if we can increase production rates for the balance of 2010, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales, although we can make no assurances in this regard.  Nonetheless, the impact of these supply chain efficiencies on our cost of revenue during 2010 may be diminished somewhat by the introduction of new products on our cost of revenue during 2010, resulting in an improved cost of revenue as a percentage of revenue but not reaching our goal of 40%.

Gross Profit

 Gross profit for the three months ended March 31, 2010 and 2009 was $3,441,826 and $1,859,540, respectively, an increase of $1,582,286 (85%).  The significant increase is commensurate with the 44% increase in revenues and decrease in cost of revenues as a percent of sales that we experienced during the three months ended March 31, 2010 compared to 2009.  The gross profit percentage increased to 55% for the three months ended March 31, 2010 from 42% for the three months ended March 31, 2009.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2010.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices.  Nonetheless, we expect only a slight improvement in our gross margin percentage for the balance of 2010 compared to 2009 because of the impact of our new product offerings.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $4,072,241 and $3,827,165 for the three months ended March 31, 2010 and 2009, respectively, an increase of $245,076 (6%).  Overall selling, general and administrative expenses as a percentage of sales declined to 65% in 2010 compared to 87% in 2009.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2010	2009
Research and development expense	$915,264	$1,285,538
Selling, advertising and promotional expense	693,230	401,722
Stock-based compensation expense	541,481	355,819
Professional fees and expense	281,297	329,002
Executive, sales and administrative staff payroll	961,056	761,010
Other	679,913	694,074
Total	$4,072,241	$3,827,165

   Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $915,264 and $1,285,538 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $370,274 (29%).  The decrease from 2009 levels was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns that contributed to higher research and development expense levels during the three months ended March 31, 2009.  We believe that our cost trends have improved substantially starting in the second quarter 2009 and continuing into 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750 and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products including line extensions for our current products that we plan to bring to market during 2010.  We employed a total of 25 engineers at March 31, 2010, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 15% in 2010 and 29% in 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we successfully launched the DVM-500 Ultra and during the fourth quarter, we launched the FirstVU, which are the  results of our current research and development efforts.  Our number of engineers devoted to research and development activities is expected to increase during 2010 as we accelerate several development projects. Therefore, we believe that research and development expenses for 2010 will be slightly higher than our 2009 levels, although we expect that such expense as a percentage of total revenues should remain steady or decline if our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $693,230 and $401,722for the three months ended March 31, 2010 and 2009, respectively, an increase of $291,508 (73%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 10% of the gross sales price to the end customer.  Sales commissions totaled $572,247 and $298,962 for the three months ended March 31, 2010 and 2009, respectively, an increase of $273,285 (91%), which is commensurate with the 44% sales increase in 2010 compared to 2009 and additional commissions paid to several sales agents in an attempt to improve sales in certain targeted markets. Sales commissions as a percentage of overall sales increased to 9% during the three months ended March 31, 2010, compared to 7% during the three months ended March 31, 2009.

Promotional and advertising expenses totaled $120,983 during the three months ended March 31, 2010, compared to $102,760 during the three months ended March 31, 2009, an increase of $18,223 (18%).   The increase is attributable to marketing brochures and other marketing initiatives designed to help launch the FirstVU and other new products in 2010. In addition, we plan to increase the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $541,481 and $355,819 for the three months ended March 31, 2010 and 2009, respectively, an increase of $185,662 (52%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore, we incurred increased amortization related to such restricted stock grants in the first quarter 2010 in addition to normal amortization of prior year stock option grants being expensed in 2010.

Professional fees and expense.  Professional fees and expenses totaled $281,297and $329,002 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $47,705 (15%).   The legal fees during 2010 were related primarily to normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  These matters were also outstanding in the first quarter 2009.  The decrease in professional fees and expenses is primarily attributable to overall cost containment efforts in particular  to intellectual property legal matters.  We engaged new intellectual property attorneys in the second quarter 2009, which has resulted in significantly reduced costs in this area.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $961,056 and $761,010 for the three months ended March 31, 2010 and 2009, respectively, an increase of $200,046 (26%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in mid-year 2009 and the restoration effective January 1, 2010, of the 25% salary reduction voluntarily taken by officers and directors during 2009.   We have hired six additional technical support staff to handle field inquiries and installation issues. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the forgoing contributed to higher payroll costs in 2010 compared to 2009.

Other.  Other selling, general and administrative expenses totaled $679,913and $694,074 for the three months ended March 31, 2010 and 2009, respectively, a decrease of $14,161 (2%).  The decrease in 2010 was primarily due to cost containment measures implemented that resulted in lower facility-related expenses, consulting, insurance, information technology and travel during 2010.  We plan to continue our cost containment initiatives in 2010 and expect the improvement in our overhead costs will continue.

Operating loss

           For the reasons previously stated, our operating loss was $630,415 and $1,967,625 for the three months ended March 31, 2010 and 2009, respectively, an improvement of $1,337,210 (68%).  Operating loss as a percentage of revenues improved to 10% in 2010 compared to 45% in 2009.  We expect that operating income (loss) will improve during 2010, if our revenue and gross margins dollars increase through the sale of our DVM-750 and FirstVU products and the launches of our new products and anticipated increases in funding to states, counties and municipalities from the federal stimulus funds, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income increased slightly to $9,248 in the three months ended March 31, 2010 from $9,131 in 2009.  The increase in interest income was a result of our increased average cash balances, offset by a significantly lower average interest rate earned on such balances during the three months ended March 31, 2010 compared to 2009.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $621,167 and $1,958,494 for the three months ended March 31, 2010 and 2009, respectively, an improvement of $1,337,327 (68%).

Income Tax Benefit

Our income tax benefit was $265,000 for the three months ended March 31, 2010, compared to an income tax benefit of $658,000 for the three months ended March 31, 2009.

During the three months ended March 31, 2010, we recorded a benefit for income taxes at an effective tax rate of 43% compared to an effective rate of 34% for 2009 which is attributable to increased federal research and development tax credits and certain state tax credits recognized in 2010.  We have approximately $1,250,000 of net operating loss carryforwards as of March 31, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended March 31, 2010 and 2009, we reported a net loss of $356,167 and $1,300,494, respectively, an improvement of $944,327 (73%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.02 and $0.08 for the three months ended March 31, 2010, and 2009, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2009 and 2010, we principally funded our operations internally through cash flow from operations and available cash balances.  In April 2010, our bank renewed our operating line of credit through June 2010 with the same borrowing capacity of $2.5 million.  This credit facility would provide us with short-term liquidity if the need arises, provided that we continue to satisfy the facility’s covenants requiring us to maintain a $15.0 million tangible net worth.  As of March 31, 2010, we had working capital of $14,793,226 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

Our recent operating losses and elevated inventory levels led to deterioration in our cash and liquidity in 2010 and 2009 when compared to fiscal 2008.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will improve during the balance of 2010 and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future, although we can make no assurances in this regard.  Management does not consider raising capital through an equity offering as a viable alternative to supplement working capital needs, given the levels of public equity valuations. There can be no assurance that we could increase our credit facility or raise capital in a timely manner or on terms acceptable to us if the need arose.

Cash and cash equivalents balances:  As of March 31, 2010, we had cash and cash equivalents with an aggregate balance of $834,018, an increase from a balance of $183,150 at December 31, 2009.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $650,868 net increase in cash during the three months ended March 31, 2010:

•
Operating activities: $625,424 of net cash provided by operating activities, primarily from a reduction in accounts receivable and an increase in accounts payable, offset by an increase in inventory levels.  Non-cash charges to income, such as depreciation and amortization and stock-based compensation also contributed to the net cash provided by operating activities.  In addition, our cash flow from operating activities was negatively affected by non-cash deferred tax benefits and a reduction in accrued expenses during the period

•
Investing activities:   $54,857 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities and the costs to acquire patents on our proprietary technology utilized in our products.

•	Financing activities: $80,301 of net cash provided by financing activities, representing the proceeds from the exercise of stock options and the related excess in tax benefit.

Operating activities:  Net cash provided by operating activities was $625,424 for the three months ended March 31, 2010 compared to net cash used in operating activities of $638,719 for the three months ended March 31, 2009, an improvement of $1,264,143.  The improved cash flow from operations for the three months ended March 31, 2010 was primarily the result of our improvement in net losses, decreased accounts receivable and increases in accounts payable offset by substantial non-cash charges to income such as depreciation and amortization expense, stock-based compensation and increase in inventory.  We anticipate that we will increase revenues, return to profitability and decrease our inventory and accounts receivable balances during 2010, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $54,857 and $225,512 for the three months ended March 31, 2010 and 2009, respectively.  In both 2010 and 2009, we purchased production, research and development equipment and office furniture and fixtures to support our activities.  During 2010 and 2009, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets

Financing activities:  During the three months ended March 31, 2010, net cash provided by financing activities was $80,301, which is attributable to proceeds received from the exercise of stock options and the related excess in tax benefits. During 2009, we purchased common shares held in treasury in the amount of $63,112.  We have not had any outstanding debt since May 2007.

The net result of these activities was a decrease in cash of $650,868 to $834,018 for the three months ended March 31, 2010.

Commitments:

We had $834,018 of cash and cash equivalent balances and net positive working capital approximating $14.8 million as of March 31, 2010.  Accounts receivable balances represented $7,105,648 of our net working capital at March 31, 2010.  We had an outstanding receivable related to our December 2009 Turkish sale totaling $3,155,582 as of March 31, 2010, which is guaranteed by an irrevocable bank letter of credit.  We expect our outstanding receivables will be collected timely and the overall level will be reduced substantially during 2010, which will provide positive cash flow to support our operations during 2010.  Inventory represented $8,021,322 of our net working capital at March 31, 2010.  We are actively managing the overall level of inventory and expect that such levels will be reduced during 2010, which will provide additional cash flow to help support our operations during 2010.  In addition, in April 2010, we renewed our revolving line of credit until June 2010 which provides for maximum available borrowings of $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2010.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million as of March 31, 2010 and each quarter-end thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of March 31, 2010 is in excess of $17.0 million.

Capital Expenditures.  We had no material commitments for capital expenditures at March 31, 2010.

Lease commitments.  The Company has several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through October 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended March 31, 2010 and 2009 was $96,974 and $99,964, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (April 1, 2010 through December 31, 2010)	$174,519
2011	169,086
2012	126,815
2013	—
2014 and thereafter	—
$470,420

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $4,858 and $3,298 for the three months ended March 31, 2010 and 2009, respectively.

Following is a summary of the Company’s licenses as of March 31, 2010:

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

During April 2009, the Company terminated a production license agreement, entered into in October 2008, and terminated its production software license agreement, entered into during October 2008, because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are now in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On April 8, 2010, the court heard arguments regarding the amount of damages to be awarded.  The Company requested that total damages in excess of $11 million be awarded which is currently being considered by the Court.   The Company will pursue collection from the bankruptcy estate and available insurance.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier, the bankruptcy proceedings and uncertain insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $40,415 and $37,485 for the three months ended March 31, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company made no repurchases during the three months ended March 31, 2010.  In total, the Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of March 31, 2010.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for the performance by the Company under contracts to deliver products.  Outstanding letters of credit totaled $201,348 as of March 31, 2010, which expire during March 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

CRITICAL ACCOUNTING POLICIES

           Our significant accounting policies are summarized in note 1 to our condensed consolidated financial statements included in Item 1 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Revenue Recognition/ Allowance for Doubtful Accounts;

•	Allowance for Excess and Obsolete Inventory;

•	Warranty Reserves;

•	Stock-based Compensation Expense; and

•	Accounting for Income Taxes.

Revenue Recognition / Allowances for Doubtful Accounts.

Revenue is recognized for the shipment of products or delivery of service when all four of the following conditions are met:

(i)	Persuasive evidence of an arrangement exists;

(ii)	Delivery has occurred;

(iii)	The price is fixed or determinable; and

(iv)	Collectability is reasonably assured.

The Company reviews all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of their accounting and financial reporting process to determine compliance with these requirements.

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible since we commenced deliveries during 2006.  As of March 31, 2010 and December 31, 2009, we have a recorded a reserve for doubtful accounts of $110,000.

We have an outstanding receivable from one of our international customers related to the December 2009 Turkish sale totaling $3,155,582 as of March 31, 2010, which we have specifically reviewed for risk of loss due to uncollectibility.  Based on our specific review, we consider this receivable balance to be fully collectible because it is guaranteed by an irrevocable letter of credit issued by a bank for the full balance of the outstanding accounts receivable.  We have no significant reason to question the collectability of this outstanding receivable balance.  However, should the balance due from this customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Raw material and component parts	$3,577,764	$3,915,440
Work-in-process	221,129	487,266
Finished goods	4,756,809	3,528,225
Subtotal	8,555,702	7,930,931
Reserve for excess and obsolete inventory	(534,380)	(560,426)
Total	$8,021,322	$7,370,505

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, the Company’s inventory reserves represented 6% of the gross inventory balance at March 31, 2010, compared to 7% of the gross inventory balance at December 31, 2009.  Our finished goods are composed primarily of our new DVM-750 system, the new DVM-500 plus and the DVF 500 flashlight products which are not considered excess or obsolete.  The Company has reduced the finished goods inventory related to the legacy DVM-500 system to zero as of March 31, 2010 and therefore is not an obsolescence risk.  Raw material and component part inventory balances were decreased at March 31, 2010, compared to December 31, 2009, as a result of the Company’s efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during 2010.  The level of finished goods at March 31, 2010 was increased because of three primary factors:  (1) we launched the DVM-500 Ultra and FirstVU products during late 2009, which requires us to maintain additional finished goods inventory to meet expected demands for these new products, and (3) we produced additional DVM-750 finished units in order to accommodate several expected orders that were not awarded until after March 31, 2010.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were increased to $320,709 as of March 31, 2010, compared to $277,137 as of December 31, 2009, which reflects the increased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2009 and 2010 from our initial expectations which has contributed to the relatively stable warranty reserves.  We are introducing several new products, including the FirstVU and DVM-250 mirror system, during 2010 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were no options granted during the three months ended March 31, 2010.  The assumptions used for the determining the grant-date fair value of options granted during the years ended December 31, 2009 and 2008 are reflected in the following table:

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of March 31, 2010 range from 0% to 5%.

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

           As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of March 31, 2010, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets.  As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of December 31, 2009 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards and net operating loss carryforwards.  For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes.  In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised.  In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets.  We continue to evaluate our ability to use recorded deferred income tax asset balances.  If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.  Therefore we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

(Not Applicable)

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of

the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On April 8, 2010, the court heard arguments regarding the amount of damages to be awarded.  The Company requested that total damages in excess of $11 million be awarded which is currently being considered by the Court.   The Company will pursue collection from the bankruptcy estate and available insurance.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier and the bankruptcy proceedings and uncertain insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)      Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535
October 1 to 31, 2009	—	—	—	$8,312,535
November 1 to 30, 2009	—	—	—	$8,312,535
December 1 to 31, 2009	—	—	—	$8,312,535
January1 to 31, 2010	—	—	—	$8,312,535
February 1 to 28, 2010	—	—	—	$8,312,535
March 1 to 31, 2010	—	—	—	$8,312,535 [2]

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

Item 3. Defaults upon Senior Securities.

(Not Applicable)

Item 4. (Removed and Reserved).

Item 5. Other Information.

(Not Applicable)

Item 6. Exhibits.

(a)         Exhibits.

10.19	Letter Amendment to Loan Agreement dated April 13, 2010.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 2010

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.19	Letter Amendment to Loan Agreement dated April 13, 2010.
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.