Form 10-Q
period 2010-06-30
DIGITAL ALLY INC
filed 2010-08-16
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

Form 10-Q
___________

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission File Number:  001-33899
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

     Large accelerated filer [  ]                                                                                                         Accelerated filer [  ]
     Non-accelerated filer   [  ]   (Do not check if a smaller reporting company)                     Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]     No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2010
Common Stock, $0.001 par value	16,321,998

FORM 10-Q
DIGITAL ALLY, INC.
JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,840,258	$183,150
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2010 and $110,000 – 2009	4,051,930	8,398,353
Accounts receivable-other	425,945	476,049
Inventories	9,313,206	7,370,505
Prepaid expenses	273,826	224,923
Deferred taxes	2,250,000	1,695,000
Total current assets	18,155,165	18,347,980

Furniture, fixtures and equipment	3,152,763	3,010,977
Less accumulated depreciation and amortization	1,968,421	1,592,874

	1,184,342	1,418,103

Deferred taxes	1,265,000	1,160,000
Intangible assets, net	306,206	336,182
Other assets	121,920	135,674
Total assets	$21,032,633	$21,397,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,530,319	$2,000,541
Accrued expenses	1,049,741	1,781,969
Income taxes payable	23,497	9,171
Customer deposits	—	39,924
Total current liabilities	3,603,557	3,831,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; Shares issued: 16,570,608 – 2010 and 16,169,739 – 2009	16,571	16,170
Additional paid in capital	20,986,602	20,007,430
Treasury stock, at cost (shares: 248,610 – 2010 and 248,610 - 2009)	(1,687,465)	(1,687,465)
Retained earnings (deficit)	(1,886,632)	(769,801)
Total stockholders’ equity	17,429,076	17,566,334
Total liabilities and stockholders’ equity	$21,032,633	$21,397,939

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Product revenue	$5,381,789	$6,661,182	$11,531,021	$10,704,386
Other revenue	136,018	356,014	296,673	701,994

Total revenue	5,517,807	7,017,196	11,827,694	11,406,380
Cost of revenue	2,746,123	3,506,591	5,614,184	6,036,235

Gross profit	2,771,684	3,510,605	6,213,510	5,370,145
Selling, general and administrative expenses:
Research and development expense	780,327	792,149	1,695,590	2,067,473
Selling, advertising and promotional expense	745,763	772,178	1,438,993	1,173,900
Stock-based compensation expense	441,192	349,480	982,673	705,299
Charges related to purchase and cancellation of employee stock options	—	358,104	—	358,104
General and administrative expense	1,900,059	1,524,337	3,822,325	3,318,638

Total selling, general and administrative expenses	3,867,341	3,796,248	7,939,581	7,623,414

Operating loss	(1,095,657)	(285,643)	(1,726,071)	(2,253,269)

Interest income	4,993	8,989	14,240	18,122

Loss before income tax benefit	(1,090,664)	(276,654)	(1,711,831)	(2,235,137)
Income tax benefit	330,000	112,000	595,000	770,000

Net loss	$(760,664)	$(164,654)	$(1,116,831)	$(1,465,147)

Net loss per share information:
Basic	$(0.05)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.07)	$(0.09)

Weighted average shares outstanding:
Basic	16,321,998	15,730,657	16,287,484	15,723,402
Diluted	16,321,998	15,730,657	16,287,484	15,723,402

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury stock	Retained earnings (deficit)	Total
Balance, January 1, 2010	16,169,739	$16,170	$20,007,430	$(1,687,465)	$(769,801)	$17,566,334

Stock-based compensation	—	—	982,673	—	—	982,673

Excess in tax benefits related to stock-based compensation	—	—	35,000	—	—	35,000

Stock options exercised at:
$1.00 per share	180,000	180	179,820	—	—	180,000
$1.60 per share	50,000	50	79,950	—	—	80,000
$2.15 per share	100,000	100	214,900	—	—	215,000

Common stock surrendered as consideration for cashless exercise of stock options	(180,000)	(180)	(512,920)	—	—	(513,100)

Restricted common stock grant	250,869	251	(251)	—	—	—

Net loss	—	—	—	—	(1,116,831)	(1,116,831)

Balance, June 30, 2010	16,570,608	$16,571	$20,986,602	$(1,687,465)	$(1,886,632)	$17,429,076

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,116,831)	$(1,465,147)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	418,047	434,571
Stock based compensation	982,673	1,063,403
Provision for inventory obsolescence	(26,046)	167,728
Provision for bad debt allowance	—	20,000
Deferred tax (benefit) provision	(660,000)	(650,000)

Change in operating assets and liabilities:
Accounts receivable - trade	4,346,423	(138,078)
Accounts receivable - other	50,104	(126,154)
Inventories	(1,916,655)	20,146
Prepaid income taxes	—	(11,500)
Prepaid expenses	(48,903)	41,834
Other assets	13,754	49,173
Accounts payable	529,778	392,789
Accrued expenses	(815,629)	152,061
Income taxes payable	14,326	—
Customer deposits	(39,924)	(19,920)

Net cash provided by (used in) operating activities	1,731,117	(69,094)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(141,786)	(287,818)
Additions to intangible assets	(12,524)	(14,456)

Net cash used in investing activities	(154,310)	(302,274)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	45,301	2,900
Excess in tax benefits related to stock-based compensation	35,000	(130,000)
Purchase of common shares for treasury	—	(63,112)
Purchase of employee stock options	—	(320,000)

Net cash provided by (used in) financing activities	80,301	(510,212)

Increase (decrease) in cash and cash equivalents	1,657,108	(881,580)
Cash and cash equivalents, beginning of period	183,150	1,205,947
Cash and cash equivalents, end of period	$1,840,258	$324,367

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$—
Cash payments for income taxes	$15,674	$21,500

Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for exercise of stock options	$513,100	$315,342

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

-
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

-
Sales to international customers are generally made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor consistent with the terms of the distribution agreement.  Occasionally, the company contracts directly with the foreign customer for the sale of products and we pay commissions to the distributor responsible for the sale.

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

Sales returns and allowances aggregated $416,446 and $103,155 for the six months ended June 30, 2010 and 2009, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of June 30, 2010 are short-term investments in repurchase agreements with its bank of approximately $1,784,000, which is collateralized 105% by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of June 30, 2010 and December 31 2009, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $11,992 and $31,099 for the three months ended June 30, 2010 and 2009, respectively and $33,031 and $57,686 for the six months ended June 30, 2010 and 2009, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $240,769 and $131,864 for the three months ended June 30, 2010 and 2009, respectively and $361,753 and $234,624 for the six months ended June 30, 2010 and 2009, respectively.  Such costs are included in operating expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Operations.  There was no interest expense related to the underpayment of estimated taxes during the three and six months ended June 30, 2010 and 2009.  There have been no penalties in 2010 and 2009.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended June 30, 2010 and 2009 were approximately $780,327 and $792,194, respectively and $1,695,590 and $2,067,473 for the six months ended June 30, 2010 and 2009, respectively.

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

-	Expected term is determined using the contractual term and vesting period of the award;

-
Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the period equal to the expected term of the award;

-	Expected dividend rate is determined based on expected dividends to be declared;

-	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and

-	Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

Income per Share:

In June 2008, the FASB issued authoritative guidance entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-1).  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of income (loss) per share pursuant to the two-class method for all periods presented.  The two-class method is an income (loss) allocation formula that treats a participating security as having rights to undistributed income (loss) that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of income (loss) per share using the two-class method for the three and six months ended June 30, 2010 and 2009.  Unvested service-based restricted shares totaled 205,894 and 25,000 at June 30, 2010 and 2009, respectively.  Basic income (loss) per share is calculated by first allocating income (loss) between common shareholders and participating securities.  Income (loss) attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed income (loss) to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the three and six months ended June 30, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales by geographic area:
United States of America	$5,473,648	$6,842,426	$11,710,746	$11,081,134
Foreign	44,159	174,770	116,948	325,246
	$5,517,807	$7,017,196	$11,827,694	$11,406,380

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $110,000 as of June 30, 2010 and December 31, 2009, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Three distributor/agents individually exceeded 10% and in the aggregate represented $5,454,770, or 46% of total revenues for the six months ended June 30, 2010.   Three distributor/agents individually exceeded 10% and in the aggregate represented $5,189,032, or 45.5% of total revenues for the six months ended June 30, 2009.  One customer’s receivable balance exceeded 10% of total accounts receivable as of June 30, 2010.  This customer, which is a state governmental agency, had an aggregate balance of $759,215, or 19% of total accounts receivable as of June 30, 2010.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw material and component parts	$4,144,204	$3,915,440
Work-in-process	454,616	487,266
Finished goods	5,241,866	3,528,225

Subtotal	9,840,686	7,930,931
Reserve for excess and obsolete inventory	(527,480)	(560,426)

Total	$9,313,206	$7,370,505

Finished goods inventory includes units held by potential customers and sales agents for demonstration, test and evaluation purposes.  The cost of such units totaled $889,283 and $933,986 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 5. PLEDGED ASSETS AND BANK LINE OF CREDIT

On June 13, 2010, the Company renewed its existing credit facility with a bank that provided available borrowings on a revolving basis to $2,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (3.25% at June 30, 2010) minus 0.50%, with a floor of 5.50%.  The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $15.0 million as of June 30, 2010 and at each calendar quarter end thereafter.  The line of credit matures on June 12, 2011.  As of June 30, 2010 and December 31, 2009, there were no amounts outstanding and there were no borrowings under the credit facility during the six months ended June 30, 2010.

Tangible net worth as defined in the credit agreement was approximately $17.0 million as of June 30, 2010, compared to the required minimum of $15.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; andthe capitalized costs of patents, trademarks, service marks and copyrights net of amortization.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accrued warranty expense	$308,921	$277,137
Accrued sales commissions	200,295	933,402
Accrued payroll and related fringes	325,082	343,371
Employee separation agreement	73,307	182,661
Other	142,136	45,398
	$1,049,741	$1,781,969

Accrued warranty expense was comprised of the following for the six months ended June 30, 2010:

Beginning balance	$277,137
Provision for warranty expense	184,670
Charges applied to warranty reserve	(152,886)
Ending balance	$308,921

NOTE 7. INCOME TAXES

The components of income tax (provision) benefit for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Current taxes:
Federal	$—	$131,500
State	(65,000)	(11,500)

Total current taxes	(65,000)	120,000
Deferred tax (provision) benefit	660,000	650,000

Income tax (provision) benefit	$595,000	$770,000

The Company received total consideration of $475,000 and $2,900 during the six months ended June 30, 2010 and 2009, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $233,302 and $167,039 relative to the exercise of such stock options during the six months ended June 30, 2010 and 2009, respectively.  The related excess in tax benefits aggregated $35,000 for the six months ended June 30, 2010, which has been allocated directly to additional paid in capital.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total of 950,000 shares of common stock for total remuneration of approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.  The related deficiency in tax benefits aggregated 130,000 for the six months ended June 30, 2009.

The valuation allowance on deferred tax assets totaled $165,000 as of June 30, 2010 and December 31, 2009 which represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At June 30, 2010, the Company had available approximately $1,960,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2030.  In addition, the Company had research and development tax credit carryforwards totaling $695,000 available as of June 30, 2010, which expire between 2023 and 2030.  Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2030, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute for 2005 and all prior tax years.  The Company has received notice that its 2008 federal income tax return has been selected for examination.  The examination process has just commenced.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended June 30, 2010 and 2009 was $102,295 and $96,629, respectively, and $199,269 and $196,593 for the six months ended June 30, 2010 and 2009, respectively,related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (July 1, 2010 through December 31, 2010)	$211,093
2011	358,325
2012	250,053
2013	—
2014 and thereafter	—
$819,471

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $4,331 and $12,601 for the three months ended June 30, 2010 and 2009, respectively, and $9,189 and $15,899 for the six months ended June 30, 2010 and 2009, respectively.

Following is a summary of the Company’s licenses as of June 30, 2010:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, the Company terminated a production license agreement, entered into in October 2008 and terminated its production software license agreement, entered into during October 2008, because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

Supply and distribution agreements.  The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production is expected to commence in August 2010 after final certification of the product is obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

Minimum order commitment amount (in dollars):
August 2010 through February 2012	$1,763,000
March 2012 through February 2013	1,763,000
March 2012 through February 2014	1,763,000
$5,289,000

During the six months ended June 30, 2010 the Company purchased $17,630 of the product in accordance with the supply and distribution agreement.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and will defend and indemnify the Company from such risks.

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

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  The plaintiff sought unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  On August 10, 2010, Mr. DeHuff  and the Company agreed to settle all pending litigation for an amount that was not material to the Company's consolidated financial statements and dismiss the case with prejudice.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment which awarded the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $82,051 and $77,607 for the six months ended June 30, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company made no repurchases during the six months ended June 30, 2010.  The Company has repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of June 30, 2010.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for its performance under contracts to deliver and service our products.  Outstanding letters of credit totaled $201,348 as of June 30, 2010 andexpire during May 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $982,672and $1,063,403 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 515,943 options remain available for grant under the various Plans as of June 30, 2010.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms of which 80,000 remain outstanding at June 30, 2010.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for the determining the grant-date fair value of options granted during the six months ended June 30, 2010 are reflected in the following table:

Six Months Ended June 30, 2010

Expected term of the options in years	2-5 years
Expected volatility of Company stock	75%
Expected dividends	None
Risk-free interest rate	0.75% - 2.13%

The following is a summary of stock options outstanding:

	Six Months Ended June 30, 2010
Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,668,726	$2.71
Granted	75,000	1.95
Exercised	(150,000)	1.00
Exercised and surrendered/cancelled (cashless exercise)	(180,000)	1.81
Forfeited	(61,500)	4.90
Outstanding at June 30, 2010	4,352,226	$2.76
Exercisable at June 30, 2010	3,201,726	$2.27
Weighted-average fair value for options granted during the period at fair value	75,000	$1.03

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the six months ended June 30, 2010, a total of 180,000 options with an intrinsic value of $176,300 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 130,000 shares issued upon the exercise of stock options.

At June 30, 2010, the aggregate intrinsic value of options outstanding was approximately $1,579,628, the aggregate intrinsic value of options exercisable was approximately $1,424,153, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2010 was $453,002.

As of June 30, 2010, the unamortized portion of stock compensation expense on all existing stock options was $1,278,090, which will be recognized over the next forty-six months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2010:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	2,103,305	6.5 years	1,691,805	5.8 years
$2.00 to $2.99	1,036,421	1.9 years	953,921	1.3 years
$3.00 to $3.99	198,000	7.8 years	31,500	3.6 years
$4.00 to $4.99	254,500	7.5 years	254,500	7.3 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	720,000	7.5 years	230,000	7.5 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	6.2 years	30,000	6.2 years
$9.00 to $9.99	10,000	3.1 years	10,000	3.1 years
	4,352,226	5.6 years	3,201,726	4.7 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2010 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2010	25,000	$2.35
Granted	250,869	2.89
Vested	(69,975)	2.87
Forfeited	—	—
Nonvested balance, June 30, 2010	205,894	$2.83

During 2010, the Company granted 250,869 shares of restricted stock to officers and non-employee directors pursuant to a restricted stock agreement.  The grant consisted of 67,475 issued to non-employee directors that fully vested on May 4, 2010 and 183,394 shares issued to officers that fully vest on January 4, 2011  The Company estimated the fair market value of these restricted stock grant at $724,760 based on the closing market price on the date of grant ($2.89 per share).  As of June 30, 2010, there was $300,254 of total unrecognized compensation costs related to the non-vested restricted stock grant, which will be amortized over the next 36 months in accordance with the graduated vesting scale.

NOTE 10. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted income per share – Net income (loss)	$(760,664)	$(164,654)	$(1,116,831)	$(1,465,147)

Denominator for basic income (loss) per share – weighted average shares outstanding	16,321,998	15,730,657	16,287,484	15,723,402

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	16,321,998	15,730,657	16,287,484	15,723,402

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income (loss) per share:
Basic	$(0.05)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.07)	$(0.09)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the three and six months ended June 30, 2010 and 2009, because of the net loss incurred for the respective periods all outstanding stock options to purchase common stock were antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted income (loss) per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our losses in the first and second quarters of 2010 and their impact on the balance of our financial results in fiscal 2010; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase revenues to a record level and return to profitability in 2010 under the current economic environment; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the DVM-750, FirstVU, DVM-500 Ultra and Laser Ally, and have such new products perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 and FirstVU will translate into sales during 2010; (viii) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including increasing our international revenues in the second half of 2010; (ix) our ability to produce our products in a cost-effective manner; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-750 and DVM-500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) potential that digital video will fail to be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on a few manufacturers and suppliers for components of our products; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (xxvi)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404, as it may be required; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

 Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  Our primary product is the Digital Video Mirror (“DVM”) which integrates digital audio and video recording technologies into a rear-view mirror that can replace the existing factory rear-view mirror in most vehicles. We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter 2008.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter 2009.  We launched the FirstVU (body-worn camera) product during the fourth quarter 2009 and have introduced the Laser Ally hand-held speed detection product during the second quarter of 2010.  We are in the early stages of marketing the FirstVU and are beginning to produce the unit in commercial quantities. The Laser Ally is currently undergoing industry certification and we expect to begin commercial production in the third quarter of 2010.  We have additional research and development projects for several new products.  We believe that the launch of these new products will help to diversify and increase our product offerings resulting in increased revenues in the future.

In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  During the second quarter 2009, we launched the new DVM-750 product series with many advanced features that targets larger police agencies and urban areas.  The DVM-750 has allowed us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter 2009 through the introduction of our DVM-500 Ultra model that targets motorcycle, boat and ATV markets, and in the fourth quarter 2009, we introduced the FirstVU, which is a small mobile product that clips onto an officer’s pocket or uniform. We anticipate that our new products including the DVM-750, DVM-500 Plus, DVM-500 Ultra and FirstVU, will contribute to our 2010 revenues as we phase-out our DVM-500 legacy product. We discontinued the manufacture of the DVM-500 legacy product during 2010 and are attempting to migrate its historical customers to our DVM-500 Plus or DVM-750 products.

The following is a summary of our recent operating results:

		For the three months ended:
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$5,517,807	$6,309,887	$9,245,190	$ 5,714,683	$7,017,196	$ 4,389,184
Gross profit	2,771,684	3,441,826	4,727,911	3,334,989	3,510,605	1,859,540
Gross profit margin percentage	50.2%	54.5%	51.1%	58.3%	50.0%	42.4%
Total selling, general and administrative expenses	3,867,341	4,072,241	4,386,744	3,212,553	3,796,248	3,827,165
Operating income (loss)	(1,095,657)	(630,415)	341,167	122,436	(285,643)	(1,967,625)
Operating margin percentage	(19.9%)	(9.9%)	3.7%	2.1%	(4.1%)	(44.8%)
Net income (loss)	$ (760,664)	$ (356,167)	$ 269,428	$ 81,402	$ (164,654)	$(1,300,494)

Our business is subject to substantial fluctuations on a quarterly basis as can be noted by the significant variations in revenues and operating results.  These variations result from the timing of large individual orders particularly from international customers.  We incurred an operating loss during the second quarter 2010 of $985,657 on total revenues of $5,517,807. This represents a further deterioration from the first quarter 2010 and reverses the positive trend of operating profits that we reported during the third and fourth quarters of 2009.  Our revenues in the second quarter 2010 declined compared to the first quarter 2010 and while our selling, general and administrative expenses in the second quarter 2010 were less than in the first quarter 2010, the lower revenues did not permit us to cover the expenses, resulting in the quarterly loss.  Our international revenues continue to be depressed in 2010.  We shipped an international order for the new DVM-750 product in excess of $3.3 million during the fourth quarter 2009, but had no similar shipments during the first or second quarters of 2010, which contributed significantly to the lower revenues in both the first and second quarters of 2010. We expect significant fluctuations in revenues on a quarterly basis in 2010 due to the timing of larger orders particularly from international customers.  We have budgeted selling, general and administrative expenses to be consistent with our overall expectation of revenues and operations for the year rather than on a quarterly basis.  Accordingly, we have added new sales and marketing resources to increase long-term revenue growth for our current product line as well as the new products recently launched (FirstVU and Laser Ally) and the expected launch of the DVM-250 event recorder and school bus system later in 2010.   We are focusing on general and administrative cost containment measures, revenue increases and improved gross margins on sales in the near term, but will continue to invest in our research and development efforts and sales and marketing resources.  We have experienced a general increase in inventory levels during the same time frame.  There have been a number of factors/trends affecting our recent performance, which include:

-
We experienced a decrease in revenues during the second quarter 2010 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, and continue to make 2010 a challenging business environment.  Our revenues in the second quarter 2010 decreased compared to the second quarter 2009.  However, we expect that our sales for 2010 will improve over 2009 levels for the second half of 2010 if these conditions begin to abate.  We had record revenues for the fourth quarter 2009 principally due to the $3.3 million international order shipped during the fourth quarter 2009.

~~-~~
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and contributed to our decreased revenues and operating losses in 2009, along with the impact of the current economic recession. Large orders generally have long sales cycles and because of the delays incurred we were not able to compete for several large contracts that required the specifications of the DVM-750. We believe that lower sales in 2010 are a result of our inability to respond to bidding opportunities for the DVM-750 during 2009. Commercial deliveries of the DVM-750 commenced in the second quarter 2009, which were a prime component of our improved sales for the second, third and fourth quarters of 2009 over first quarter 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help to improve our revenues in 2010 over 2009, despite the impact of the current economic recession on the budget of our primary customer.

-
Our gross profit on sales has eroded to 50.2% in the second quarter 2010 compared to the first quarter 2010 (54.5%) and the fourth quarter 2009 (51.1%).  This gross margin erosion was disappointing in relation to prior quarters and our expectations.  The gross margin erosion is primarily the result of the introduction of the new products, in particular the DVM-750, and the phase-out of our legacy DVM-500 product.  We have incurred higher levels of production inefficiencies, engineering changes and rework that have negatively affected our gross margin from the DVM-750 product compared to the DVM-500 product series.  In addition, we have discontinued the production of the DVM-500 legacy system which was a mature product with comparatively higher margins.  We expect the pressure on gross margins to continue in 2010 as we continue to launch new products. To address this problem, we evaluated our supply chain to reduce costs for our raw materials and component parts.  We have a specific gross margin improvement plan in place that we expect will improve our margins beginning in the third and fourth quarter of 2010.   Our goal is to restore gross margins to our target levels in the upcoming quarters.

-
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

-
Our international revenues decreased substantially during the second and first quarters of 2010 and the first three quarters of 2009.  During October 2009, we received an order from Turkey for DVM-750 units valued in excess of $3.3 million.  This order represented our largest single international or domestic order for 2009 and was shipped

-
during the fourth quarter 2009.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rates versus the U.S. dollar.  We have focused on our international business by hiring an international sales manager in January 2009, hiring a European-based sales manager in November 2009, and by appointing international distributors in new countries during 2009 and 2010.  We expect that international sales will improve during the balance of 2010, based on an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur, although we can make no assurances in this regard.  In addition, we believe that the availability of the DVM-750 will help to improve our international revenues.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units.  This order represents our largest single international or domestic order for 2010 and is expected to be shipped during the third and fourth quarters of 2010. We are encouraged by this order because it illustrates the potential popularity of our new DVM-750 product.   We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2010.  We believe this language flexibility will be a positive in our efforts to improve international sales for the balance of 2010 and beyond.

-
Our recent operating losses and increases in inventory levels led to deterioration in our cash levels and liquidity in 2010 and 2009.  Our cash balances increased during the second quarter 2010, as we collected the receivable due on our Turkish National Police sale. We have an unused $2.5 million revolving line-of-credit which would provide us short-term liquidity if the need arises, provided that we continue to satisfy the facility’s covenants, one of which is maintaining a $15.0 million minimum tangible net worth.  Currently, we have no long or short-term debt outstanding and have approximately $14.6 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will continue to improve during the balance of 2010 if our revenues and profitability increase and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

Our line-of-credit facility requires us to maintain a minimum tangible net worth of $15 million until its maturity date in June 2011.  We had a tangible net worth of approximately $17.0 million at June 30, 2010. If we do not restore profitability and operating losses continue, we may be at risk of not meeting such requirement in the future. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in June 2011 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.

Off-Balance Sheet Arrangements

           We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments for future payments for goods and services.

We are contingently liable as of June 30, 2010 for standby letters of credit issued by our bank for an aggregate amount of $201,348 to certain customers as security if we do not complete our contractual obligation to deliver products.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

For the three months ended June 30, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2010 and 2009, represented as a percentage of total revenues for each respective period:

	Three months ended June 30,
	2010	2009

Revenue	100%	100%

Cost of revenue	50%	50%

Gross profit	50%	50%
Selling, general and administrative expenses:
Research and development expense	14%	11%
Selling, advertising and promotional expense	14%	11%
Stock-based compensation expense	8%	5%
Charge related to purchase and cancellation of employee stock options	—%	5%
General and administrative expense	34%	22%

Total selling, general and administrative expenses	70%	54%

Operating loss	(20%)	(4%)
Interest income (expense)	—%	—%

Loss before income tax provision	(20%)	(4%)
Income tax benefit	6%	2%

Net loss	(14%)	(2%)

Net loss per share information:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

 Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500	An in-car digital audio/video system that is integrated into a rear view mirror. This product is now obsolete and has been replaced by the DVM-500 Plus model.	$3,995
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight.	$1,295
FirstVU	A body-worn digital audio/video camera system.	$ 995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995

We sell through two separate and distinct channels:

-
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

-
Sales to international customers are generally made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when product are shipped to the international distributor consistent with the terms of the distribution agreement. Occasionally, we contract directly with the foreign customer for the sale of product and pay commissions to the distributor responsible for the sale.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape.   We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

We sold a total of 1,235 and 1,567 digital video mirror units during the three months ended June 30, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 86% and 59% of total unit sales during the three months ended June 30, 2010 and 2009, respectively.

Revenues for the three months ended June 30, 2010 and 2009 were $5,517,807 and $7,017,196, respectively, a decrease of $1,499,389 (21%), due to the following factors:

-
We experienced a decrease in revenues primarily due to the continued weakness of our international sales and specifically a delay in the shipment of an order to a South American country in 2010.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units for which we expected deliveries to commence in the second quarter 2010.  However, due to certain factors, it delayed commencement of deliveries into the third quarter 2010.  Further, there are several other international orders which were expected in the second quarter 2010 that we now expect to occur in the third quarter 2010.  These orders would have improved our revenues substantially in the second quarter 2010.  We also were not able to ship some domestic orders that required wireless downloading upgrades because we had insufficient supplies of the wireless transmitter module (“WTM”) that is required for the wireless downloading feature.  We have located a new source for the WTM component and are currently shipping our backlog that requires this upgraded feature.  We are expecting a rebound in revenues during the second half of 2010, primarily from international orders, our new products such as the FirstVU and Laser Ally and the availability of the WTM modules.  However, there can be no assurance regarding the ultimate timing of and whether such international orders will materialize during the balance of 2010.

-
Our average order size decreased from approximately $7,400 in 2009 to $5,700 during 2010.  We shipped three individual orders in excess of $100,000 each, for an aggregate of approximately $1,167,000 in revenue during the second quarter 2010, compared to five orders in excess of $100,000 each, for an aggregate of approximately $1,389,000 in revenue in the second quarter 2009.  We believe that this is indicative of reduced law enforcement budgets under which the customers are covering only the minimum required needs rather than full fleet deployments.   In addition, the delay in shipping the South American and other international orders during the second quarter 2010 negatively impacted our average order size for the quarter.  These delayed international orders are expected to ship in the third quarter 2010, which we expect will improve our average order size.  We are hopeful that an easing of the budgetary constraints and a normal purchasing pattern will return during the second half of 2010, although we can make no assurances in this regard.

-
Our international revenues decreased to $44,159, representing 1% of total revenues during the second quarter 2010, compared to $174,770, representing 3% of total revenues during the second quarter 2009.  The delay in shipping the South American and other international orders during the second quarter 2010 negatively impacted our international revenues for the quarter.  In addition, sales to certain countries that were strong revenue sources for us on an historical basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by hiring an international sales manager in January 2009, hiring a salesperson to cover Europe and the Middle-East territories and appointing international distribution agents in 11 new countries since January 1, 2009, which brings our total to 36 agents representing our products in various countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in the first and second quarters of 2010. However, international sale cycles generally take longer than domestic business.  During October 2009, we were awarded a $3.3 million plus contract for our DVM-750 product from a customer in Turkey that shipped in the fourth quarter 2009. In April 2010, we announced that a sales agent in South America recently received a contract for 700 DVM-750 systems from the highway patrol division of a South American country.   We expect to ship between 100 and 200 systems per month

over the next four to six months in accordance with the installation and training schedule of the highway patrol in such country.  We also announced that one of our sales agents in the Middle East has received an initial order for DVM-500 Plus systems from the Ministry of Interior of a Middle Eastern country for a pilot project involving that country’s highway patrol department.  We are hopeful that these recent awards of international contracts are indicative of an improvement in the purchasing pattern for international customers, although we can make no assurances in this regard.

We maintained consistent retail pricing on our DVM-500 models during 2009 and 2010 and do not plan any material changes in pricing during 2010 for the DVM-500 product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2010 and 2009 was $2,746,123 and $3,506,591, respectively, a decrease of $760,468 (22%).  The decrease in costs of goods sold is commensurate with the 21% decrease in revenues which is the result of 332 less units sold during the three months ended June 30, 2010 compared to 2009.   Cost of sales as a percentage of total revenues remained steady at 50% during the three months ended June 30, 2010 and 2009. Management’s goal is to reduce cost of sales as a percentage of sales to 40% during the balance of 2010 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our new products such as the DVM-750 and DVM-500 Plus are main focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the three months ended June 30, 2010, reaching planned production rates of 60 to 70 units per day in late 2009 and 2010.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve during the balance of 2010.  We expect that our new product offerings during 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010, but hope for a modest improvement compared to 2009 levels as we increase our sales and implement production efficiencies.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $527,480 and $560,426 in reserves for obsolete and excess inventories at June 30, 2010 and December 31, 2009, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at June 30, 2010. Total raw materials and component parts were $4,144,204 and $3,915,440 at June 30, 2010 and December 31, 2009, respectively, an increase of $228,764 (6%). The increase in raw materials and component parts reflect management’s decision to acquire safety stock of certain long-lead component parts to reduce our risk of supply shortages in the second half of 2010 when we expect substantial increases in customer demand.    Finished goods balances were $5,241,866 and $3,528,225 at June 30, 2010 and December 31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 product which will be used to fulfill the international orders received in April 2010 for which shipping was delayed until the third quarter 2010. We believe that our obsolescence risk was less at June 30, 2010 compared to December 31, 2009 because of the decline in the number of our DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at June 30, 2010 and the new product introductions that we anticipate during 2010.

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

Gross Profit

Gross profit for the three months ended June 30, 2010 and 2009 was $2,771,684 and $3,510,605, respectively, a decrease of $738,921 (21%).  The significant decrease is commensurate with the 21% decrease in revenues. Our gross profit percentage remained steady at

50% for the three months ended June 30, 2010 as compared to 2009.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2010.  However, as revenues increase from these products, we will seek to improve our margins from such products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $3,867,341 and $3,796,248 for the three months ended June 30, 2010 and 2009, respectively, an increase of $71,093 (2%).  Overall selling, general and administrative expenses as a percentage of sales increased to 70% in 2010 compared to 54% in 2009.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2010	2009
Research and development expense	$780,327	$792,149
Selling, advertising and promotional expense	745,763	772,178
Stock-based compensation expense	441,192	349,480
Professional fees and expense	214,460	284,665
Charges related to purchase and cancellation of employee stock options	—	358,104
Executive, sales and administrative staff payroll	976,611	651,461
Other	708,988	588,211
Total	$3,867,341	$3,796,248

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $780,327 and $792,149 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $11,822 (1%).  The decrease from 2009 levels was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns that contributed to higher research and development expense levels during the three months ended June 30, 2009.  We believe that our cost trends have improved substantially starting in the second quarter 2009 and continuing into 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750 and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products including line extensions for our current products that we plan to bring to market during 2010.  We employed a total of 24 engineers at June 30, 2010, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2010 and 11% in 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we launched the DVM-500 Ultra and during the fourth quarter 2009 we launched the FirstVU. During the second quarter 2010 we introduced the Laser Ally hand-held speed detection product. All of these products are the result of our current research and development efforts.  The number of engineers devoted to research and development activities is expected to increase during 2010 as we accelerate several development projects. Therefore, we believe that research and development expenses for 2010 will be slightly higher than our 2009 levels, although we expect that such expense as a percentage of total revenues should remain steady or decline if our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $745,763 and $772,178 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $26,415 (3%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 10% of the gross sales price to the end customer.  Sales commissions totaled $504,994 and $640,314 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $135,320 (21%), which is commensurate with the 21% sales decrease in 2010 compared to 2009 and additional commissions paid to several sales agents in an attempt to improve sales in certain targeted markets. Sales commissions as a percentage of overall sales remained steady at 9.2% during the three months ended June 30, 2010 and 2009.

Promotional and advertising expenses totaled $240,769 during the three months ended June 30, 2010, compared to $131,864 during the three months ended June 30, 2009, an increase of $108,905 (83%).   The increase is attributable to marketing brochures and

other marketing initiatives designed to help launch the FirstVU, the Laser Ally and other new products in 2010. We have increased our promotional and marketing efforts specifically on international customers in an attempt to restore our international revenues. In addition, we have increased the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $441,192 and $349,480 for the three months ended June 30, 2010 and 2009, respectively, an increase of $91,712 (26%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore, we incurred increased amortization related to such restricted stock grants in the second quarter of 2010 in addition to normal amortization of prior year stock option grants being amortized in 2010.

Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $0 and $358,104 for the three months ended June 30, 2010 and 2009, respectively a decrease of $358,104 (100%).  The decrease was attributable to the Separation Agreement entered into with our previous Vice President of Engineering and Production, who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the three months ended June 30, 2009.

Professional fees and expense.  Professional fees and expenses totaled $214,460 and $284,665 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $70,205 (25%).   The legal fees during the first two quarters of 2010 were related primarily to normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  These matters were also outstanding in the first quarter 2009.  The decrease in professional fees and expenses is primarily attributable to overall cost containment efforts in particular to intellectual property legal matters.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $976,611 and $651,461 for the three months ended June 30, 2010 and 2009, respectively, an increase of $325,150 (50%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in mid-year 2009 and the restoration effective January 1, 2010, of the 25% salary reduction voluntarily taken by officers and directors during 2009.   We have hired seven additional technical support staff to handle field inquiries and installation issues. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the forgoing contributed to higher payroll costs in 2010 compared to 2009.

Other.  Other selling, general and administrative expenses totaled $708,988 and $588,211 for the three months ended June 30, 2010 and 2009, respectively, an increase of $120,777 (21%).  The increase in 2010 was primarily due to higher facility-related expenses as we leased additional office space for our engineering department offset by cost containment measures implemented that resulted in lower consulting, insurance, information technology and travel during 2010.  We plan to continue our cost containment initiatives in 2010 and expect an improvement in our overhead costs.

Operating loss

           For the reasons previously stated, our operating loss was $1,095,657 and $285,643 for the three months ended June 30, 2010 and 2009, respectively, a deterioration of $810,014 (284%).  Operating loss as a percentage of revenues deteriorated to 20% in 2010 compared to 4% in 2009.  We expect that operating income (loss) will improve during the balance of 2010, if our revenue and gross margins dollars increase through the sale of our DVM-750, Laser Ally and FirstVU products and the launches of our new products and if the anticipated increases in funding to states, counties and municipalities from the federal stimulus funds occurs, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income decreased to $4,993 in the three months ended June 30, 2010 from $8,989 in 2009.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the three months ended June 30, 2010 compared to 2009.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $1,090,664 and $276,654 for the three months ended June 30, 2010 and 2009, respectively, a deterioration of $814,010 (294%).

Income Tax Benefit

Our income tax benefit was $330,000 and $112,000 for the three months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010, we recorded a benefit for income taxes at an effective tax rate of 30% compared to an effective rate of 40% for 2009 which is attributable to increased federal research and development tax credits and certain state tax credits recognized in 2010.  We have approximately $1,960,000 of net operating loss carryforwards as of June 30, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended June 30, 2010 and 2009, we reported a net loss of $760,664 and $164,654, respectively, a deterioration of $596,010 (362%).

For the six months ended June 30, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2010 and 2009, represented as a percentage of total revenues for each respective period:

	Six months ended June 30,
	2010	2009

Revenue	100%	100%

Cost of revenue	47%	53%

Gross profit	53%	47%
Selling, general and administrative expenses:
Research and development expense	14%	18%
Selling, advertising and promotional expense	12%	10%
Stock-based compensation expense	8%	6%
Charge related to purchase and cancellation of employee stock options	—%	3%
General and administrative expense	33%	30%

Total selling, general and administrative expenses	67%	67%

Operating loss	(14%)	(20%)
Interest income (expense)	—%	—%

Loss before income tax provision	(14%)	(20%)
Income tax benefit	5%	7%

Net loss	(9%)	(13%)

Net loss per share information:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

 Revenues

We sold 2,581 and 2,484 digital video mirror units during the six months ended June 30, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 85% and 74% of total unit sales during the six months ended June 30, 2010 and 2009, respectively.

Revenues for the six months ended June 30, 2010 and 2009 were $11,827,694 and $11,406,380, respectively, an increase of $421,314 (4%).  We experienced a slight increase in revenues for the six months ended June 30, 2010 as compared to 2009 primarily due to the launch of the DVM-750 during the second quarter 2009.  The DVM-750 product was available for sale during the entire six month period in 2010 but was not available until late in the second quarter 2009.  We believe that our revenues for the six months ended June 30, 2010 would have been higher but we continued to experience weakness in our international sales and specifically a delay in the shipment of an order to a South American country in 2010.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units for which we expected deliveries to commence in the second quarter 2010.  However, due to certain factors, it delayed deliveries into third quarter 2010.  There are several other international orders which we expected in the second quarter 2010 that did not occur until the third quarter 2010.  These orders would have improved our revenues substantially in the second quarter 2010.  We also were not able to ship some domestic orders that required wireless downloading upgrades because we had insufficient supplies of the wireless transmitter module (“WTM”) that is required for the wireless downloading feature.  We have located a new source for the WTM component and are currently shipping our backlog that requires this upgraded feature.  We are expecting revenues during the second half of 2010 to be substantially higher than the same period in 2009 due to international order volumes, the availability of our new products such as the FirstVU and Laser Ally and availability of the WTM modules.  However, there can be no assurance regarding the ultimate timing of and whether such international orders will materialize during the balance of 2010.

We maintained consistent retail pricing on our DVM-500 models during 2009 and 2010 and do not plan any material changes in pricing during 2010 for the DVM-500 product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2010 and 2009 was $5,614,184 and $6,036,235, respectively, a decrease of $422,051 (7%).  The decrease in costs of goods sold is the result of a significant improvement in the cost of goods as a percent of sales offset by the 4% increase in revenues. This is the result of 97 more digital video mirror units sold during the six months ended June 30, 2010 compared to 2009.  Cost of sales as a percentage of total revenues declined to 47% during the six months ended June 30, 2010 compared to 53% during the six months ended June 30, 2009 as a result of economies of scale on increased production schedules during 2010. Our goal is to reduce cost of sales as a percentage of sales to 40% during the balance of 2010 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our new products such as the DVM-750 and DVM-500 Plus are primary focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the six months ended June 30, 2010, reaching planned production rates of 60 to 70 units per day in late 2009 and 2010.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve during the balance of 2010.  We expect that our new product offerings during 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010, but hope for a modest improvement compared to 2009 levels as we increase our sales and implement production efficiencies.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $527,480 and $560,426 in reserves for obsolete and excess inventories at June 30, 2010 and December 31, 2009, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at June 30, 2010. Total raw materials and component parts were $4,144,204 and $3,915,440 at June 30, 2010 and December 31, 2009, respectively, an increase of $228,764 (6%). The increase in raw materials and component parts reflect management’s decision to acquire safety stock of certain long-lead component parts to reduce our risk of supply shortages in the second half of 2010 when we expect substantial increases in customer demand.    Finished goods balances were $5,241,866 and $3,528,225 at June 30, 2010 and December 31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 product which will be used to fulfill the international orders received in April 2010 and for which shipping was delayed until the third quarter 2010. We believe that our obsolescence risk was less at June 30, 2010 compared to December 31, 2009 because of the decline in the number of our DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at June 30, 2010 and the new product introductions that we anticipate during 2010.

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

Gross Profit

Gross profit for the six months ended June 30, 2010 and 2009 was $6,213,510 and $5,370,145, respectively, an increase of $843,365 (16%).  The significant increase is primarily the result of improvement in the cost of sales as a percent of revenues and is commensurate with the 4% increase in revenues. Our gross profit percentage improved to 53% for the six months ended June 30, 2010 as compared to 47% for the six months ended June 30, 2009.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2010.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through quantity purchases and more effective purchasing practices in order to improve our gross margins.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $7,939,581 and $7,623,414 for the six months ended June 30, 2010 and 2009, respectively, an increase of $316,167 (4%).  Overall selling, general and administrative expenses as a percentage of sales remained steady at 67% in 2010 compared to 2009.  The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2010	2009
Research and development expense	$1,695,590	$2,067,473
Selling, advertising and promotional expense	1,438,993	1,173,900
Stock-based compensation expense	982,673	705,299
Professional fees and expense	495,757	613,667
Charges related to purchase and cancellation of employee stock options	—	358,104
Executive, sales and administrative staff payroll	1,937,667	1,412,471
Other	1,388,901	1,292,500
Total	$7,939,581	$7,623,414

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $1,695,590 and $2,067,473 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $371,883 (18%).  The decrease from 2009 levels was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns that contributed to higher research and development expense levels during the six months ended June 30, 2009.  We believe that our cost trends have improved substantially starting in the second quarter 2009 and continuing into 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, Laser Ally and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 24 engineers at June 30, 2010, most of which are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2010 and 18% in 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we launched the DVM-500 Ultra and during the fourth quarter 2009 we launched the FirstVU. During the second quarter 2010 we introduced the Laser Ally hand-held speed detection product.  All of these new products are the results of our current research and development efforts.  The number of engineers devoted to research and development activities is expected to increase during 2010 as we accelerate several development projects. Therefore, we believe that research and development expenses for 2010 will be slightly higher than our 2009 levels, although we expect that such expense as a percentage of total revenues should remain steady or decline if our revenues increase.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $1,438,993 and $1,173,900 for the six months ended June 30, 2010 and 2009, respectively, an increase of $265,093 (23%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 10% of the gross sales price to the end customer.  Sales commissions totaled $1,077,240 and $939,276 for the six months ended June 30, 2010 and 2009, respectively, an increase of $137,964 (15%), which is commensurate with the 4% sales increase in 2010 compared to 2009 and additional commissions paid to several sales agents in an attempt to improve sales in certain targeted markets. Sales commissions as a percentage of overall sales increased to 9.1% during the six months ended June 30, 2010 as compared to 8.2% for the six months ended June 30, 2009.

Promotional and advertising expenses totaled $361,753 during the six months ended June 30, 2010, compared to $234,624 during the six months ended June 30, 2009, an increase of $127,129 (54%).   The increase is attributable to marketing brochures and other marketing initiatives designed to help launch the FirstVU, the Laser Ally and other new products in 2010. We have increased our promotional and marketing efforts specifically on international customers in an attempt to restore our international revenues. In addition, we have increased the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $982,673 and $705,299 for the six months ended June 30, 2010 and 2009, respectively, an increase of $277,374 (39%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore, we incurred increased amortization related to such restricted stock grants in the second quarter 2010 in addition to normal amortization of prior year stock option grants being amortized in 2010.

Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $0 and $358,104 for the six months ended June 30, 2010 and 2009, respectively a decrease of $358,104 (100%).  The decrease was attributable to the Separation Agreement entered into with our previous Vice President of Engineering and Production, who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the six months ended June 30, 2009.

Professional fees and expense.  Professional fees and expenses totaled $495,757 and $613,667 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $117,910 (19%).   The legal fees during 2010 were related primarily to normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  These matters were also outstanding in the first quarter 2009.  The decrease in professional fees and expenses is primarily attributable to overall cost containment efforts in particular to intellectual property legal matters.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $1,937,667 and $1,412,471 for the six months ended June 30, 2010 and 2009, respectively, an increase of $525,196 (37%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in mid-year 2009 and the restoration effective January 1, 2010, of the 25% salary reduction voluntarily taken by officers and directors during 2009.   We have hired seven additional technical support staff to handle field inquiries and installation issues. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the forgoing contributed to higher payroll costs in 2010 compared to 2009.

Other.  Other selling, general and administrative expenses totaled $1,388,901and $1,292,500 for the six months ended June 30, 2010 and 2009, respectively, an increase of $96,401 (7%).  The increase in 2010 was primarily due to additional facility related costs due to additional space leased in 2010 offset by the results of cost containment measures implemented that resulted in lower consulting, insurance, information technology and travel during 2010.  We plan to continue our cost containment initiatives in 2010 and expect the improvement in our overhead costs will continue.

Operating loss

           For the reasons previously stated, our operating loss was $1,726,071 and $2,253,269 for the six months ended June 30, 2010 and 2009, respectively, an improvement of $527,198 (23%).  Operating loss as a percentage of revenues improved to 14% in 2010 compared to 20% in 2009.  We expect that operating income (loss) will improve during 2010, if our revenue and gross margins dollars increase through the sale of our DVM-750, Laser Ally and FirstVU products and the launches of our new products and if the anticipated increases in funding to states, counties and municipalities from the federal stimulus funds occurs, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

            Interest income decreased to $14,240 in the six months ended June 30, 2010 from $18,122 in 2009.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the six months ended June 30, 2010 compared to 2009.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $1,711,831 and $2,235,137 for the six months ended June 30, 2010 and 2009, respectively, an improvement of $523,306 (23%).

Income Tax Benefit

Our income tax benefit was $595,000 and $770,000 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, we recorded a benefit for income taxes at an effective tax rate of 35% compared to an effective rate of 34% for 2009 which is attributable to increased federal research and development tax credits and certain state tax credits recognized in 2010.  We have approximately $1,960,000 of net operating loss carryforwards as of June 30, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the six months ended June 30, 2010 and 2009, we reported a net loss of $1,116,831 and $1,465,147, respectively, an improvement of $348,316 (24%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.07 and $0.09 for the six months ended June 30, 2010, and 2009, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2010 and 2009 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2009 and 2010, we principally funded our operations internally through cash flow from operations and available cash balances.  In June 2010, our bank renewed our operating line of credit through June 2011 with the same borrowing capacity of $2.5 million.  This credit facility would provide us with short-term liquidity if the need arises, provided that we continue to satisfy the facility’s covenants requiring us to maintain a $15.0 million tangible net worth.  As of June 30, 2010, we had working capital of $14,551,608 and we had no long-term or short-term interest bearing debt outstanding.  We have not had any interest bearing debt outstanding since May 2007.

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

Cash and cash equivalents balances:  As of June 30, 2010, we had cash and cash equivalents with an aggregate balance of $1,840,258, an increase from a balance of $183,150 at December 31, 2009.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,657,108 net increase in cash during the six months ended June 30, 2010:

-
Operating activities: $1,731,117 of net cash provided by operating activities, primarily from a reduction in accounts receivable and an increase in accounts payable, offset by an increase in inventory levels and a decrease in accrued expenses.  Non-cash charges to income, such as depreciation and amortization and stock-based compensation also contributed to the net cash provided by operating activities.  Our cash flow from operating activities was negatively affected by non-cash deferred tax benefits during the period

-
Investing activities:   $154,310 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities, furniture and fixtures related to our new corporate offices  and the costs to acquire patents on our proprietary technology utilized in our products.

-	Financing activities: $80,301 of net cash provided by financing activities, representing the proceeds from the exercise of stock options and the related excess in tax benefit.

Operating activities:  Net cash provided by operating activities was $1,731,117 for the six months ended June 30, 2010 compared to net cash used in operating activities of $69,094 for the six months ended June 30, 2009, an improvement of $1,800,211.  The improved cash flow from operations for the six months ended June 30, 2010 was primarily the result of our improvement in net losses, collections of accounts receivable and increases in accounts payable offset by an increase in inventory levels and substantial non-cash charges to income such as depreciation and amortization expense and stock-based compensation.  We anticipate that we will increase revenues, return to profitability and decrease our inventory levels during the balance of 2010, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $154,310 and $302,274 for the six months ended June 30, 2010 and 2009, respectively.  In both 2010 and 2009, we purchased production, research and development equipment and office furniture and fixtures to support our activities. During 2010, we leased additional office space which required expenditures for furniture, fixtures and equipment.  During 2010 and 2009, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets

Financing activities:  During the six months ended June 30, 2010, net cash provided by financing activities was $80,301, which is attributable to proceeds received from the exercise of stock options and the related excess in tax benefits. During 2009, we purchased common shares held in treasury in the amount of $63,112.  We have not had any outstanding debt since May 2007.

The net result of these activities was an increase in cash of $1,657,108 to $1,840,258 for the six months ended June 30, 2010.

Commitments:

We had $1,840,258 of cash and cash equivalent balances and net positive working capital approximating $14.6 million as of June 30, 2010.  Accounts receivable balances represented $4,051,930 of our net working capital at June 30, 2010.  We had an outstanding receivable related to our 2009 Turkish sale totaling $3,155,582 as of December 31, 2009, which was collected during the six months ended June 30, 2010, which provided significant liquidity.  We expect our remaining outstanding receivables will be collected timely and the overall level will be reduced substantially during 2010, which will provide positive cash flow to support our operations during the balance of 2010.  Inventory represented $9,313,206 of our net working capital at June 30, 2010 and finished goods represented $5,241,866 of total inventory.  Finished goods are expected to be converted to cash quickly when expected customer orders are received and shipments occur.  We are actively managing the overall level of inventory and expect that such levels will be reduced during the second half of 2010, which will provide additional cash flow to help support our operations during 2010.  In addition, in June 2010, we renewed our revolving line of credit until June 2011 which provides for maximum available borrowings of $2,500,000.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2010.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million as of June 30, 2010 and each quarter-end thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of June 30, 2010 is approximately $17.0 million.

Capital Expenditures.  We had no material commitments for capital expenditures at June 30, 2010.

Lease commitments.  We have several non-cancelable operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company also has entered into month-to-month leases.  Rent expense for the three months ended June 30, 2010 and 2009 was $102,295 and $96,629, respectively, and $199,269 and $196,593 for the six months ended June 30, 2010 and 2009, respectively,related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (July 1, 2010 through December 31, 2010)	$211,093
2011	358,325
2012	250,053
2013	—
2014 and thereafter	—
$819,471

License agreements.  We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $4,331 and $12,601 for the three months ended June 30, 2010 and 2009 and $9,189 and $15,899 for the six months ended June 30, 2010 and 2009, respectively.

The following is a summary of our licenses as of June 30, 2010:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2010	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2010	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, we terminated a production license agreement, entered into in October 2008 and terminated its production software license agreement, entered into during October 2008 because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are now in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation” below.

Supply and distribution agreements.  We entered into a supply and distribution agreement on May 1, 2010 which granted us the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to our customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production is expected to commence in August 2010 after final certification of the product is obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon thirty days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

Minimum order commitment amount (in dollars):
August 2010 through February 2012	$1,763,000
March 2012 through February 2013	1,763,000
March 2012 through February 2014	1,763,000
$5,289,000

During the six months ended June 30, 2010, we purchased $17,630 of the product in accordance with the supply and distribution agreement.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and will defend and indemnify us from such risks.

Litigation.  We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on our consolidated financial statements.  However, an adverse outcome in any of the actions could have a material adverse effect on our financial results in the period in which it is recorded.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  The plaintiff sought unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  On August 10, 2010, Mr. DeHuff  and the Company agreed to settle all pending litigation for an amount that was not material to the Company's consolidated financial statements and dismiss the case with prejudice.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment which awarded the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to our business from time to time, including customer collections, vendor and employment-related matters.  We believe the likely outcome of any other pending cases and proceedings will not be material to our business or our financial condition.

 401 (k) Plan.  In July 2008, we amended and restated our 401(k) retirement savings plan.  The amended plan requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  We have made matching contributions totaling $82,051 and $77,607 for the six months ended June 30, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  We made no repurchases during the six months ended June 30, 2010.  In total, we have repurchased 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of June 30, 2010.

Standby Letters of Credit.  We are contingently liable for standby letters of credit issued by our bank to certain customers as security for the performance by us under contracts to deliver and service our products.  Outstanding letters of credit totaled $201,348 as of June 30, 2010, which expire during May 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

CRITICAL ACCOUNTING POLICIES

           Our significant accounting policies are summarized in note 1 to our condensed consolidated financial statements included in Item 1 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

-	Revenue Recognition/ Allowance for Doubtful Accounts;
-	Allowance for Excess and Obsolete Inventory;
-	Warranty Reserves;
-	Stock-based Compensation Expense; and
-	Accounting for Income Taxes.

Revenue Recognition / Allowances for Doubtful Accounts.

Revenue is recognized for the shipment of products or delivery of service when all four of the following conditions are met:

(i)	Persuasive evidence of an arrangement exists;

(ii)	Delivery has occurred;

(iii)	The price is fixed or determinable; and

(iv)	Collectability is reasonably assured.

We review all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements.

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible on cumulative revenues of $94.3 million since we commenced deliveries during 2006.  As of June 30, 2010 and December 31, 2009, we have a recorded a reserve for doubtful accounts of $110,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2010.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

Allowance for Excess and Obsolete Inventory.  We record valuation reserves on our inventory for estimated excess or obsolete inventory items.  The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  On a quarterly basis, management performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence.  Management uses its best judgment to estimate appropriate reserves based on this analysis.  In addition, we adjust the carrying value of inventory if the current market value of that inventory is below its cost.

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw material and component parts	$4,144,204	$3,915,440
Work-in-process	454,616	487,266
Finished goods	5,241,866	3,528,225

Subtotal	9,840,686	7,930,931
Reserve for excess and obsolete inventory	(527,480)	(560,426)

Total	$9,313,206	$7,370,505

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 5.4% of the gross inventory balance at June 30, 2010, compared to 7.1% of the gross inventory balance at December 31, 2009.  Our finished goods are composed primarily of our new DVM-750 system, the new DVM-500 plus, the FirstVU, the Laser Ally and the DVF 500 flashlight products which are not considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of June 30, 2010 and therefore is not an obsolescence risk.  Raw material and component part inventory balances were slightly increased at June 30, 2010, compared to December 31, 2009, as a result of our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during 2010.  The level of finished goods at June 30, 2010 was increased because of two primary factors:  (1) we launched the DVM-500 Ultra and FirstVU products during late 2009, which requires us to maintain additional finished goods inventory to meet expected demands for these new products, and (2) we produced additional DVM-750 finished units in order to accommodate several expected orders that were not shipped until after June 30, 2010.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were increased to $308,921 as of June 30, 2010 compared to $277,137 as of December 31, 2009, which reflects the increased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2009 and 2010, which has contributed to the relatively stable level of warranty reserves.  We are introducing several new products, including the FirstVU, the Laser Ally and DVM-250 mirror system, during 2010 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were 75,000 options granted during the six months ended June 30, 2010.  The assumptions used for the determining the grant-date fair value of options granted during the six months ended June 30, 2010 are reflected in the following table:

Six Months Ended June 30, 2010

Expected term of the options in years	2-5 years
Expected volatility of Company stock	75%
Expected dividends	None
Risk-free interest rate	0.75% - 2.13%
Expected forfeiture rate	5.00%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of June 30, 2010 range from 0% to 5%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of June 30, 2010, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets.  As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of June 30, 2010 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

  (Not Applicable)

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation.  We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on our consolidated financial statements.  However, an adverse outcome in any of the actions could have a material adverse effect on our financial results in the period in which it is recorded.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  The plaintiff sought unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  On August 10, 2010, Mr. DeHuff  and the Company agreed to settle all pending litigation for an amount that was not material to the Company's consolidated financial statements and dismiss the case with prejudice.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment which awarded the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)      Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535
October 1 to 31, 2009	—	—	—	$8,312,535
November 1 to 30, 2009	—	—	—	$8,312,535
December 1 to 31, 2009	—	—	—	$8,312,535
January1 to 31, 2010	—	—	—	$8,312,535
February 1 to 28, 2010	—	—	—	$8,312,535
March 1 to 31, 2010	—	—	—	$8,312,535
April1 to 30, 2010	—	—	—	$8,312,535
May 1 to 31, 2010	—	—	—	$8,312,535
June 1 to 30, 2010	—	—	—	$8,312,535 [2]

[1]During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  We made no repurchases during the six months ended June 30, 2010.  We have repurchased a total of 248,610 shares at a total cost of $1,687,465 (average cost of $6.79 per share) under this program as of June 30, 2010.

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

Item 3. Defaults upon Senior Securities.

(Not Applicable)

Item 4. (Removed and Reserved).

Item 5. Other Information.

(Not Applicable)

Item 6. Exhibits.

(a)        Exhibits.

10.19	Letter Modification or Renewal Agreement dated June 13, 2010.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2010
DIGITAL ALLY, INC., a Nevada corporation

/s/	Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/	Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
10.19	Letter Modification or Renewal Agreement dated June 13, 2010.
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.