Form 10-Q
period 2010-09-30
DIGITAL ALLY INC
filed 2010-11-10
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

8000 W. 110th Street, Suite 200, Overland Park, KS 66210
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
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common Stock, $0.001 par value	16,144,073

FORM 10-Q
DIGITAL ALLY, INC.
SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$90,611	$183,150
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2010 and $110,000 – 2009	6,267,060	8,398,353
Accounts receivable-other	339,308	476,049
Inventories	9,445,476	7,370,505
Prepaid expenses	418,295	224,923
Deferred taxes	2,520,000	1,695,000
Total current assets	19,080,750	18,347,980
Furniture, fixtures and equipment	3,266,035	3,010,977
Less accumulated depreciation and amortization	2,129,397	1,592,874
	1,136,638	1,418,103
Deferred taxes	1,098,000	1,160,000
Intangible assets, net	301,438	336,182
Other assets	143,196	135,674
Total assets	$21,760,022	$21,397,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,825,148	$2,000,541
Line of credit	1,250,000	—
Accrued expenses	753,458	1,781,969
Income taxes payable	13,388	9,171
Customer deposits	—	39,924
Total current liabilities	4,841,994	3,831,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,652,218 – 2010 and 16,169,739 – 2009	16,652	16,170
Additional paid in capital	21,384,193	20,007,430
Treasury stock, at cost (shares: 508,145 – 2010 and 248,610 - 2009)	(2,157,226)	(1,687,465)
Retained earnings (deficit)	(2,325,591)	(769,801)
Total stockholders’ equity	16,918,028	17,566,334
Total liabilities and stockholders’ equity	$21,760,022	$21,397,939

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
 (Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Product revenue	$6,812,137	$5,565,667	$18,343,159	$16,270,054
Other revenue	211,034	149,016	509,879	851,009
Total revenue	7,023,171	5,714,683	18,853,038	17,121,063
Cost of revenue	3,738,526	2,379,694	9,354,883	8,415,929
Gross profit	3,284,645	3,334,989	9,498,155	8,705,134
Selling, general and administrative expenses:
Research and development expense	900,210	696,523	2,595,801	2,803,038
Selling, advertising and promotional expense	669,216	748,634	2,108,208	1,922,535
Stock-based compensation expense	387,674	348,704	1,370,346	1,054,003
Charges related to purchase and cancellation of employee stock options	—	—	—	358,104
Vendor settlements and credits	—	(278,173)	—	(278,173)
General and administrative expense	1,919,546	1,696,865	5,741,871	4,976,461
Total selling, general and administrative expenses	3,876,646	3,212,553	11,816,226	10,835,968
Operating income (loss)	(592,001)	122,436	(2,318,071)	(2,130,834)

Interest income	4,623	8,966	18,864	27,089
Interest expense	(4,583)	—	(4,583)	—
Income (loss) before income tax (expense) benefit	(591,961)	131,402	(2,303,790)	(2,103,745)
Income tax (expense) benefit	153,000	(50,000)	748,000	720,000
Net income (loss)	$(438,961)	$81,402	$(1,555,790)	$(1,383,745)

Net income (loss) per share information:
Basic	$(0.03)	$0.01	$(0.09)	$(0.09)
Diluted	$(0.03)	$0.01	$(0.09)	$(0.09)

Weighted average shares outstanding:
Basic	16,144,073	15,821,075	16,652,218	15,756,342
Diluted	16,144,073	16,008,581	16,652,218	15,756,342

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Treasury stock	Retained earnings (deficit)	Total
Balance, January 1, 2010	16,169,739	$16,170	$20,007,430	$(1,687,465)	$(769,801)	$17,566,334

Stock-based compensation	—	—	1,370,346	—	—	1,370,346

Deficiency in tax benefits related to stock-based compensation	—	—	(5,000)	—	—	(5,000)

Stock options exercised at:
$1.00 per share	230,000	230	229,770	—	—	230,000
$1.60 per share	250,000	250	399,750	—	—	400,000
$1.78 per share	500	—	890	—	—	890
$2.15 per share	100,000	100	214,900	—	—	215,000

Common stock surrendered as consideration for cashless exercise of stock options	(348,890)	(349)	(833,642)	—	—	(833,991)

Restricted common stock grant	250,869	251	(251)	—	—	—

Purchase of 259,535 common shares for treasury	—	—	—	(469,761)	—	(469,761)

Net loss	—	—	—	—	(1,555,790)	(1,555,790)

Balance, September 30, 2010	16,652,218	$16,652	$21,384,193	$(2,157,226)	$(2,325,591)	$16,918,028

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,555,790)	$(1,383,745)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	600,273	670,835
Stock based compensation	1,370,346	1,412,107
Provision for inventory obsolescence	(5,397)	334,754
Provision for bad debt allowance	—	20,000
Deferred tax benefit	(763,000)	(610,000)

Change in operating assets and liabilities:
Accounts receivable - trade	2,131,293	809,802
Accounts receivable - other	136,741	(69,238)
Inventories	(2,069,574)	(68,292)
Prepaid income taxes	—	85,943
Prepaid expenses	(193,372)	(78,652)
Other assets	(7,522)	(21,909)
Accounts payable	824,607	(766,450)
Accrued expenses	(1,111,912)	214,666
Income taxes payable	4,217	4,482
Customer deposits	(39,924)	(79,612)
Net cash provided by (used in) operating activities	(679,014)	474,691

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(255,058)	(398,101)
Additions to intangible assets	(29,006)	(23,034)
Net cash used in investing activities	(284,064)	(421,135)

Cash Flows from Financing Activities:
Borrowings under line of credit agreement, net	1,250,000	—
Proceeds from exercise of stock options and warrants	95,300	261,399
Deficiency in tax benefits related to stock-based compensation	(5,000)	(120.000)
Purchase of common shares for treasury	(469,761)	(63,112)
Purchase of employee stock options	—	(320,000)
Net cash provided by (used in) financing activities	870,539	(241,713)

Decrease in cash and cash equivalents	(92,539)	(188,157)
Cash and cash equivalents, beginning of period	183,150	1,205,947
Cash and cash equivalents, end of period	$90,611	$1,017,790

Cash payments for interest	$4,583	$—

Cash payments for income taxes	$15,783	$21,500

Supplemental disclosures of non-cash investing and financing activities:
Common stock surrendered as consideration for exercise of stock options	$833,991	$321,743

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations.  The Company has recently introduced a laser speed detection device and a thermal imaging camera that will be offered primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Sales returns and allowances aggregated $619,362 and $157,298 for the nine months ended September 30, 2010 and 2009, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of September 30, 2010 are short-term investments in repurchase agreements with its bank of approximately $39,000, which is collateralized 105% by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of September 30, 2010 and December 31 2009, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $21,232 and $22,405 for the three months ended September 30, 2010 and 2009, respectively, and $54,263 and $80,091 for the nine months ended September 30, 2010 and 2009, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $136,636 and $116,641 for the three months ended September 30, 2010 and 2009, respectively, and $498,388 and $351,266 for the nine months ended September 30, 2010 and 2009, respectively.  Such costs are included in operating expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Operations.  There was no interest expense related to the underpayment of estimated taxes during the three and nine months ended September 30, 2010 and 2009.  There have been no penalties in 2010 and 2009.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended September 30, 2010 and 2009 were approximately $900,210 and $696,523, respectively, and $2,595,801 and $2,803,038 for the nine months ended September 30, 2010 and 2009, respectively.

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

Income per Share:

In June 2008, the FASB issued authoritative guidance entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-1).  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of income (loss) per share pursuant to the two-class method for all periods presented.  The two-class method is an income (loss) allocation formula that treats a participating security as having rights to undistributed income (loss) that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of income (loss) per share using the two-class method for the three and nine months ended September 30, 2010 and 2009.  Unvested service-based restricted shares totaled 205,894 and 25,000 at September 30, 2010 and 2009, respectively.  Basic income (loss) per share is calculated by first allocating income (loss) between common shareholders and participating securities.  Income (loss) attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed income (loss) to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the three and nine months ended September 30, 2010 and 2009, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales by geographic area:
United States of America	$6,464,050	$5,444,192	$18,176,969	$16,525,326
Foreign	559,121	270,491	676,069	595,737
	$7,023,171	$5,714,683	$18,853,038	$17,121,063

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

NOTE 2.                      BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 3.                      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $110,000 as of September 30, 2010 and December 31, 2009, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Two distributor/agents individually exceeded 10% and in the aggregate represented $7,003,149, or 37% of total revenues for the nine months ended September 30, 2010.   Three distributor/agents individually exceeded 10% and in the aggregate represented $7,191,530, or 42% of total revenues for the nine months ended September 30, 2009.  One customer’s receivable balance exceeded 10% of total accounts receivable as of September 30, 2010.  This customer, which is a state governmental agency, had an aggregate balance of $744,614, or 12% of total accounts receivable as of September 30, 2010.  This receivable balance was collected in full subsequent to September 30, 2010.

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

NOTE 4.                      INVENTORIES

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw material and component parts	$3,502,448	$3,915,440
Work-in-process	759,640	487,266
Finished goods	5,738,417	3,528,225

Subtotal	10,000,505	7,930,931
Reserve for excess and obsolete inventory	(555,029)	(560,426)

Total	$9,445,476	$7,370,505

Finished goods inventory includes units held by potential customers and sales agents for demonstration, test and evaluation purposes.  The cost of such units totaled $901,722 and $933,986 as of September 30, 2010 and December 31, 2009, respectively.

NOTE 5.                      PLEDGED ASSETS AND BANK LINE OF CREDIT

On June 13, 2010, the Company renewed its existing credit facility with a bank that provided available borrowings on a revolving basis to $2,500,000.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (3.25% at September 30, 2010) minus 0.50%, with a floor of 5.50%.  The line of credit agreement contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $15.0 million as of September 30, 2010 and at each calendar quarter end thereafter.  The line of credit matures on June 12, 2011.  As of September 30, 2010 there were borrowings totaling $1,250,000 outstanding under this credit facility.  As of December 31, 2009, there were no amounts outstanding and there were no borrowings under the credit facility during the year ended December 31, 2009.

Tangible net worth as defined in the credit agreement was approximately $16.2 million as of September 30, 2010, compared to the required minimum of $15.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; and the capitalized costs of patents, trademarks, service marks and copyrights net of amortization.

NOTE 6.                         ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued warranty expense	$258,889	$277,137
Accrued sales commissions	143,535	933,402
Accrued payroll and related fringes	201,866	343,371
Employee separation agreement	17,341	182,661
Other	131,827	45,398
	$753,458	$1,781,969

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2010:

Beginning balance	$277,137
Provision for warranty expense	175,516
Charges applied to warranty reserve	(193,764)
Ending balance	$258,889

NOTE 7.                      INCOME TAXES

The components of income tax (provision) benefit for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Current taxes:
Federal	$—	$121,500
State	(15,000)	(11,500)
Total current taxes	(15,000)	110,000
Deferred tax (provision) benefit	763,000	610,000
Income tax (provision) benefit	$748,000	$720,000

The Company received total consideration of $845,890 and $261,399 during the nine months ended September 30, 2010 and 2009, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $329,737 and $288,350 relative to the exercise of such stock options during the nine months ended September 30, 2010 and 2009, respectively.  The related deficiency in tax benefits aggregated $5,000 for the nine months ended September 30, 2010, which has been allocated directly to additional paid in capital.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total of 950,000 shares of common stock for approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.  The related deficiency in tax benefits aggregated $120,000 for the nine months ended September 30, 2009.

The valuation allowance on deferred tax assets totaled $165,000 as of September 30, 2010 and December 31, 2009, which represents start-up costs that are not amortizable under current income tax rules and are only deductible upon dissolution of the

Company.   Management believes it is unlikely that such start-up costs will be deductible in the foreseeable future and therefore has provided a 100% reserve on the related deferred tax asset.

At September 30, 2010, the Company had available approximately $2,545,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2030.  In addition, the Company had research and development tax credit carryforwards totaling $745,000 available as of September 30, 2010, which expire between 2023 and 2030.  Management will continue to evaluate the likelihood of realizing the benefits of the net deferred tax assets (including the net operating tax loss and research and development credit carryforwards), and will adjust the valuation allowance accordingly.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute for 2006 and all prior tax years.  The Company has received notice that its 2008 federal income tax return has been selected for examination.  The examination process has just commenced.

NOTE 8.                      COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended September 30, 2010 and 2009 was $104,020 and $96,974, respectively, and $303,289 and $293,567 for the nine months ended September 30, 2010 and 2009, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (October 1, 2010 through December 31, 2010)	$106,081
2011	358,325
2012	250,053
2013	—
2014 and thereafter	—
$714,459

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $7,975 and $4,313 for the three months ended September 30, 2010 and 2009, respectively, and $17,164 and $11,586 for the nine months ended September 30, 2010 and 2009, respectively.

Following is a summary of the Company’s licenses as of September 30, 2010:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2011	Automatically renews for one year periods unless terminated by either party.

Technology license agreement	July, 2007	July, 2011	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

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

Supply and distribution agreements.  The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

Minimum order commitment amount (in dollars):
August 2010 through February 2012	$1,763,000
March 2012 through February 2013	1,763,000
March 2012 through February 2014	1,763,000
$5,289,000

During the nine months ended September 30, 2010 the Company purchased $86,028 of the product in accordance with the supply and distribution agreement.  Considering the purchases to-date, the Company’s remaining obligation to purchase product for the period August 2010 through February 2012 is $1,676,972 as of September 30, 2010.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company from such risks.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in certain of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contracts and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  The Company has filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $123,662 and $115,779 for the nine months ended September 30, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the nine months ended September 30, 2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to September 30, 2010.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for its performance under contracts to deliver and service our products.  Outstanding letters of credit totaled $201,348 as of September 30, 2010 and expire during May 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

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

NOTE 9.                      STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,370,346 and $1,412,107 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 815,833 options remain available for grant under the various Plans as of September 30, 2010.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms of which 30,000 remain outstanding at September 30, 2010.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for the determining the grant-date fair value of options granted during the nine months ended September 30, 2010 are reflected in the following table:

Nine Months Ended September 30, 2010
Expected term of the options in years	2-5 years
Expected volatility of Company stock	72% - 76%

Expected dividends	None
Risk-free interest rate	0.75% - 2.13%
Forfeiture rate	5%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,668,726	$2.71
Granted	86,000	1.95
Exercised	(232,110)	1.08
Exercised and surrendered/cancelled (cashless exercise)	(348,390)	1.71
Forfeited	(204,000)	3.36

Outstanding at September 30, 2010	3,970,226	$2.84

Exercisable at September 30, 2010	2,825,226	$2.32

Weighted-average fair value for options granted during the period at fair value	86,000	$1.02

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the nine months ended September 30, 2010, a total of 348,390 options with an intrinsic value of $497,190 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 161,610 shares issued upon the exercise of stock options.

At September 30, 2010, the aggregate intrinsic value of options outstanding was approximately $1,042,687, the aggregate intrinsic value of options exercisable was approximately $976,352, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was $549,437.

As of September 30, 2010, the unamortized portion of stock compensation expense on all existing stock options was $1,037,314, which will be recognized over the next forty-six months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2010:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	1,862,305	6.4 years	1,441,305	5.7 years
$2.00 to $2.99	917,421	1.7 years	834,921	1.1 years
$3.00 to $3.99	193,000	7.7 years	41,500	5.4 years
$4.00 to $4.99	252,500	7.1 years	252,500	7.1 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	705,000	7.3 years	215,000	7.3 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	5.9 years	30,000	5.9 years
$9.00 to $9.99	10,000	2.8 years	10,000	2.8 years

	3,970,226	5.6 years	2,825,226	4.5 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2010 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2010	25,000	$2.35
Granted	250,869	2.89
Vested	(69,975)	2.87
Forfeited	—	—
Nonvested balance, September 30, 2010	205,894	$2.83

During 2010, the Company granted 250,869 shares of restricted stock to officers and non-employee directors pursuant to a restricted stock agreement.  The grant consisted of 67,475 issued to non-employee directors that fully vested on May 4, 2010 and 183,394 shares issued to officers that fully vest on January 4, 2011  The Company estimated the fair market value of these restricted stock grant at $725,011 based on the closing market price on the date of grant ($2.89 per share).  As of September 30, 2010, there was $163,346 of total unrecognized compensation costs related to the non-vested restricted stock grant, which will be amortized over the next 33 months in accordance with the graduated vesting scale.

NOTE 10. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted income per share – Net income (loss)	$(438,961)	$81,402	$(1,555,790)	$(1,383,745)

Denominator for basic income (loss) per share – weighted average shares outstanding	16,144,073	15,821,075	16,652,218	15,756,342
Dilutive effect of shares issuable under stock options and warrants outstanding	—	187,506	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	16,144,073	16,008,581	16,652,218	15,756,342

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.09)	$(0.09)
Diluted	$(0.03)	$0.01	$(0.09)	$(0.09)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009, because of the net loss incurred for the respective periods all outstanding stock options to purchase common stock were antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted income (loss) per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our ability to obtain certain international orders in the fourth quarter of 2010; (ii) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (iii) our ability to increase our international revenues in fiscal 2010, given delays in funding and political and social unrest in various countries we are targeting; (iv) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (v) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (vi) our ability to deliver our new product offerings as scheduled, including the DVM-750, FirstVU, DVM-500 Ultra and Laser Ally, and have such new products perform as planned or advertised; (vii) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our DVM-750 and FirstVU will translate into sales during 2010; (viii) our ability to expand our share of the in-car video market in the domestic and international law enforcement communities; (ix) our ability to produce our products in a cost-effective manner and achieve our desired margins; (x) competition from larger, more established companies with far greater economic and human resources; (xi) our ability to attract and retain quality employees; (xii) risks related to dealing with governmental entities as customers; (xiii) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (xiv) characterization of our market by new products and rapid technological change; (xv) our dependence on sales of our DVM-750 and DVM-500 Plus products; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (xvii) potential that digital video will fail to be widely accepted as admissible scientific evidence in court; (xviii) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (xix) our dependence on key personnel; (xx) our reliance on third party distributors and representatives for our marketing capability; (xxi) our dependence on a few manufacturers and suppliers for components of our products, as well as for the complete FirstVU, DVM-250, Laser Ally and Thermal Ally products; (xxii) our ability to protect technology through patents; (xxiii) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (xxiv) risks related to our license arrangements; (xxv) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (xxvi) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxviv) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404, as it may be required in the future; (xxx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxxiii) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; (xxxiv) indemnification of our officers and directors; and (xxxv) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $15.0 million.

Current Trends and Recent Developments for the Company

 Overview

           We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  Our primary product is the Digital Video Mirror (“DVM”) which integrates digital audio and video recording technologies into a rear-view mirror that can replace the existing factory installed rear-view mirror in most vehicles. We began shipping our flagship digital video mirror in March 2006 and enjoyed significant growth until the fourth quarter 2008.   The launch of our upgraded DVM product, the DVM-750 product, was planned for the fourth quarter of 2008, but due to engineering challenges, the launch was not accomplished until the second quarter of 2009.  Our revenues and operating results have been negatively affected as result of the delayed launch of the DVM-750 and resulting manufacturing and customer service inefficiencies.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter 2009.  We launched the FirstVU (body-worn camera) product during the fourth quarter 2009 and introduced the Laser Ally hand-held speed detection product during the second quarter of 2010.  We are in the early stages of marketing the FirstVU and are beginning to produce the unit in commercial quantities. We intend to launch our thermal imaging camera (Thermal Ally) and our event recorder (DVM-250) in the fourth quarter of 2010. The Laser Ally has completed industry certification and we began commercial production in the third quarter of 2010.  We purchase the Laser Ally and Thermal Ally products from the developers of these products for resale under our name. We collaborated on the development and design of the FirstVu and DVM-250 products with our manufacturer, which owns the rights to the intellectual property for these products. We have additional research and development projects for several new products.

In December 2008, we introduced an upgrade to the DVM-500 legacy product, the DVM-500 Plus model, which targets the smaller and rural police agencies typically with less than 25-50 uniformed officers.  During the second quarter 2009, we launched the new DVM-750 product series with many advanced features that targets larger police agencies and urban areas.  The DVM-750 has allowed us to pursue a new market that we were not previously able to target with our legacy DVM-500 product series.  We also expanded our product line in the third quarter 2009 through the introduction of our DVM-500 Ultra model that targets motorcycle, boat and ATV markets, and in the fourth quarter 2009, we introduced the FirstVU, which is a small mobile product that clips onto an officer’s pocket or uniform. During 2010 we entered the speed detection market with our Laser Ally product that targets speed enforcement for law agencies. We anticipate that our new products including the DVM-750, DVM-500 Plus, DVM-500 Ultra, Laser Ally and FirstVU, will contribute to our future revenues as we phase-out our DVM-500 legacy product. We discontinued the manufacture of the DVM-500 legacy product during 2010 and are attempting to migrate its historical customers to our DVM-500 Plus or DVM-750 products.

The following is a summary of our recent operating results:

			For the three months ended:
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$7,023,171	$5,517,807	$6,309,887	$9,245,190	$ 5,714,683	$7,017,196	$ 4,389,184
Gross profit	3,284,645	2,771,684	3,441,826	4,727,911	3,334,989	3,510,605	1,859,540
Gross profit margin percentage	46.8%	50.2%	54.5%	51.1%	58.3%	50.0%	42.4%
Total selling, general and administrative expenses	3,876,646	3,867,341	4,072,241	4,386,744	3,212,553	3,796,248	3,827,165
Operating income (loss)	(592,001)	(1,095,657)	(630,415)	341,167	122,436	(285,643)	(1,967,625)
Operating margin percentage	(8.4%)	(19.9%)	(9.9%)	3.7%	2.1%	(4.1%)	(44.8%)
Net income (loss)	$ (438,961)	$ (760,664)	$ (356,167)	$ 269,428	$ 81,402	$ (164,654)	$(1,300,494)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results.  These variations result from the timing of large individual orders particularly from international customers.  We incurred an operating loss during the third quarter 2010 of $592,001 on total revenues of $7,023,171. This represents an improvement from the first and second quarters of 2010, but reverses the positive trend of operating profits that we reported during the third and fourth quarters of 2009.  Our revenues in the third quarter 2010 improved compared to the first and second quarters of 2010.  While our selling, general and administrative expenses in the third quarter 2010 were approximately the same as the second quarter 2010, we experienced a deterioration in our gross margin that did not permit us to cover our operating expenses, resulting in the quarterly loss.  Our international revenues continue to be depressed in 2010.  We shipped an international order for the new DVM-750 product in excess of $3.3 million during the fourth quarter 2009, but we have had no similar shipments during the first three quarters of 2010, which principally contributed  to the lower than expected revenues in 2010 to date. We expect to continue to experience significant fluctuations in revenues in the fourth quarter 2010 and beyond due to the timing of larger orders particularly from international customers.  We have budgeted selling, general and administrative expenses to be consistent with our overall expectation of revenues and operations on an annual rather than on a quarterly basis.  Accordingly, we have added new sales and marketing resources to increase long-term revenue growth for our current product line, as well as the new products recently launched (FirstVU and Laser Ally) and the expected launch of the DVM-250 event recorder and the Thermal Ally later in 2010.   We are focusing on general and administrative cost containment measures, revenue increases and improved gross margins on sales in the near term, but will continue to invest in research and development and sales and marketing resources.  We have experienced a general increase in inventory levels during 2010 in anticipation of higher sales during that time frame.  There have been a number of factors/trends affecting our recent performance, which include:

•
We experienced an increase in revenues during the third quarter 2010 but less than we expected due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic downturn will continue to depress certain state and local tax bases, and continue to make 2010 a challenging business environment.

~~•~~
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and contributed to our lower than expected revenues and operating losses in 2009, along with the impact of the current economic recession. Large orders generally have long sales cycles and because of the delays incurred we were not able to compete for several large contracts in 2009 that required the specifications of the DVM-750, which adversely impacted our revenues in the first half of 2010. We believe that lower sales in 2010 are a result of our inability to respond to bidding opportunities for the DVM-750 during 2009. Commercial deliveries of the DVM-750 commenced in the second quarter 2009, which were a prime component of our improved sales for the second, third and fourth quarters of 2009 over first quarter 2009.  We expect that our current order backlog for the DVM-750 and continued acceptance of this new product will help to improve our revenues in 2010 over 2009, despite the impact of the current economic recession on the budget of our primary governmental agency customers.

•
Our gross profit on sales has eroded to 46.8% in the third quarter 2010 from 50.2% in the second quarter 2010 and 54.5% in the first quarter 2010.  The gross margin erosion is primarily the result of higher costs on DVM systems sold with the wireless download module upgrade and the introduction of new products, in particular the DVM-750, and the phase-out of our legacy DVM-500 product.  In addition, international revenues improved during the third quarter 2010 over the first two quarters and international sales are generally at lower gross margins than domestic sales. We have incurred higher levels of production inefficiencies, engineering changes and rework that have negatively affected our gross margin from the DVM-750 product compared to the legacy DVM-500 product series.  In addition, we have discontinued the production of the DVM-500 legacy system, which was a mature product with comparatively higher margins.  We expect the pressure on gross margins to continue for the remainder of 2010 as we continue to launch new products. To address this problem, we evaluated our supply chain to reduce costs for our raw materials and component parts.  We have a specific plan to improve gross margins through better outsourcing of our component parts in the future.  In addition, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales in the stagnant economy.

•
We believe that current and potential customers may be delaying orders due to a number of factors, including budget reductions in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding, estimated at over $4 billion, allocated to law enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, we expect that law enforcement agencies will have access to federal funding which has not been available to them in the past.  However, many of these funding programs require matching funds from the local agencies that continues to be difficult given the budget restrictions.  We believe that such funding could have a positive impact on our revenues in the future, but cannot predict the amount of the funds that will be used for products such as ours or the timing of the release of such funds.

•
Our international revenues were substantially less than expectation during the first three quarters of 2010.  During October 2009, we received an order from Turkey for DVM-750 units valued in excess of $3.3 million.  This order represented our largest single international or domestic order for 2009 and was shipped during the fourth quarter 2009.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, the economic recession and a weakening of their currency exchange rates versus the U.S. dollar.  We have focused on our international business by hiring an international sales manager in January 2009, hiring a European-based sales manager in November 2009, and by appointing international distributors in new countries during 2009 and 2010.  We believe that international sales will improve if there is an easing of economic, political and social conditions affecting certain of our key international customers and as initial sales to new countries occur, although we can make no assurances in this regard.  In addition, we expect that the availability of the DVM-750 will help to improve our international revenues.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units.   We have continued to experience delays in the receipt of payment for this order.  Since that time, while the customer has provided us with a number of assurances of payment, it has also cited various factors, including delayed funding and political and social unrest, for its inability to make the payment. Under our policy, we must receive payment before the shipment of such an order. We are hopeful that certain other smaller prospective international orders will materialize in the fourth quarter of 2010. However, we do not have sufficient clarity that such orders will materialize within this time frame. We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2010.  We believe this language flexibility will be a positive in our efforts to improve future international sales.

•
Our recent operating losses and increases in inventory levels have caused deterioration in our cash levels and liquidity in 2010 and 2009.  Our cash balances decreased during the third quarter 2010, as our inventory balances increased and we repurchased approximately $470,000 of our common shares under our stock repurchase program. We borrowed $1,250,000 under our line of credit as of September 30, 2010, which leaves $1,250,000 unused and available under the revolving line-of-credit as of September 30, 2010.  Our available line of credit will provide us short-term liquidity if the need arises, provided that we continue to satisfy the facility’s covenants, one of which is maintaining a $15.0 million minimum tangible net worth.  Currently, we have approximately $14.2 million in working capital.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position during the balance of 2010.  We believe that our liquidity trends will improve during the balance of 2010 if our revenues and profitability increase and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future.

Our line-of-credit facility requires us to maintain a minimum tangible net worth of $15 million until its maturity date in June 2011.  We had a tangible net worth of approximately $16.2 million at September 30, 2010. If we do not restore profitability and operating losses continue, we may be at risk of not meeting such requirement in the future. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  In addition, the line-of-credit matures in June 2011 and there can be no assurance that our bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We will seek to renew or replace the current line-of-credit when it matures and eventually to replace it with longer term credit facilities.

We do not consider that raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.

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

We are contingently liable as of September 30, 2010 for standby letters of credit issued by our bank for an aggregate amount of $201,348 to certain customers as security if we do not complete our contractual obligation to deliver products.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

For the three months ended September 30, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2010 and 2009, represented as a percentage of total revenues for each respective period:

	Three months ended September 30,
	2010	2009

Revenue	100%	100%

Cost of revenue	53%	42%
Gross profit	47%	58%
Selling, general and administrative expenses:
Research and development expense	13%	12%
Selling, advertising and promotional expense	9%	13%
Stock-based compensation expense	6%	6%
Charge related to purchase and cancellation of employee stock options	—%	—%
Vendor settlements and credits	—%	(5%)
General and administrative expense	27%	30%
Total selling, general and administrative expenses	55%	56%
Operating income (loss)	(8%)	2%
Interest income (expense)	—%	—%
Income (loss) before income tax provision	(8%)	2%
Income tax benefit	2%	(1%)
Net income (loss)	(6%)	1%

Net income (loss) per share information:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500	An in-car digital audio/video system that is integrated into a rear view mirror. This product is now sold out as of September 30, 2010 and has been replaced by the DVM-500 Plus model.	$3,995
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight.	$1,295
FirstVU	A body-worn digital audio/video camera system.	$ 995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995

We sell through two separate and distinct channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

•
Sales to international customers are generally made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as their compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when products are shipped to the international distributor consistent with the terms of the distribution agreement. Occasionally, we contract directly with the foreign customer for the sale of product and pay commissions to the distributor responsible for the sale.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape.   We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

We sold a total of 1,401 and 1,204 DVM units during the three months ended September 30, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 66% and 79% of total unit sales during the three months ended September 30, 2010 and 2009, respectively.

Revenues for the three months ended September 30, 2010 and 2009 were $7,023,171 and $5,714,683, respectively, an increase of $1,308,488 (23%), due to the following factors:

•
Revenues increased primarily due to a number of larger customers placing orders for our DVM-750 because this newer product establishes its advanced features and high reliability for larger customer deployments.   The increase in revenues during the three months ended September 30, 2010 would have been more substantial had we not also experienced weakness in our international sales and specifically a delay in the shipment of an order to a South American country in 2010.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units for which we expected deliveries to commence in the third quarter 2010.  However, due to certain factors including not receiving payment from the customer and political and social unrest, we made no shipments to it in the third quarter.  Our policy with respect to shipment of international orders requires that we receive full payment or a bank letter of credit in advance of shipping. This and certain other prospective international orders would have improved our revenues substantially in the third quarter 2010.  We also were not able to ship certain domestic orders that needed wireless downloading upgrades because we had insufficient supplies of the wireless transmitter module (“WTM”) that is required for the wireless downloading feature.  We have located a new source for the WTM component and are currently shipping our backlog that requires this upgraded feature.

•
Our average order size decreased from approximately $6,700 in 2009 to $6,000 during 2010.  We shipped nine individual orders in excess of $100,000 each, for an aggregate of approximately $2,602,000 in revenue during the third quarter 2010, compared to eight orders in excess of $100,000 each, for an aggregate of approximately $1,340,000 in revenue in the third quarter 2009.  We believe that this is indicative of reduced law enforcement budgets under which the customers are covering only the minimum required needs rather than full fleet deployments and the lack of large international sales.

•
Our international revenues increased to $559,121, representing 8% of total revenues during the third quarter 2010, compared to $270,491, representing 5% of total revenues during the third quarter 2009.  Despite the improvement in international sales, our international revenues are substantially lower than expected in 2010. The delay in shipping the South American and other international orders during the third quarter 2010 negatively impacted our international revenues for the quarter.  In addition, sales to certain countries that were strong revenue sources for us on an historical basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by hiring an international sales manager in January 2009, hiring a salesperson to cover Europe and the Middle-East territories and appointing international distribution agents in 11 new countries since January 1, 2009, which brings our total to 36 agents representing our products in various countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in the nine months ended September 30, 2010. However, international sale cycles generally take longer than domestic business.  During October 2009, we were awarded a $3.3 million plus contract for our DVM-750 product from a customer in Turkey that shipped in the fourth quarter 2009. In April 2010, we announced that a sales agent in South America received a contract for 700 DVM-750 systems from the highway patrol division of a South American country.   We have continued to experience delays in the receipt of payment for this order.  Since that time, while the customer has provided us with a number of assurances of payment, it has also cited various factors, including delayed funding and political and social unrest, for its inability to make the payment. Under our policy, we must receive payment before the shipment of such an order. We are hopeful that certain other smaller prospective international orders will materialize in the fourth quarter of 2010. However, we do not have sufficient clarity that such orders will materialize within this time frame.

We maintained consistent retail pricing on our DVM-500 models during 2009 and 2010 and do not plan any material changes in pricing during 2010 for the DVM-500 product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.  However, we are experiencing increased price competition and pressure from certain of our competitors, in particular for customers requiring the wireless downloading feature that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales in the stagnant economy.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2010 and 2009 was $3,738,526 and $2,379,694, respectively, an increase of $1,358,832 (57%).  The increase in costs of goods sold is commensurate with the 23% increase in revenues which is the result of 197 more units sold during the three months ended September 30, 2010 compared to 2009 and an overall increase in cost of sales as a percent of revenues.   Cost of sales as a percentage of revenues increased to 53% during the three months ended September 30, 2010 compared to 42% for the three months ended September 30, 2009. Management’s goal is to reduce cost of sales as a percentage of revenues to 40% during the balance of 2010 and beyond.  The cost of our WTM’s negatively impacted cost of sales during the quarter ended September 30, 2010 as we upgraded many existing and new customers to our new WTM upgrade, which was substantially more costly than our previous solution.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our new products such as the DVM-750 and DVM-500 Plus are main focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the three months ended September 30, 2010, reaching planned production rates of 60 to 70 units per day in late 2009 and 2010.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve during the balance of 2010.  We expect that our new product offerings during 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

We had $555,029 and $560,426 in reserves for obsolete and excess inventories at September 30, 2010 and December 31, 2009, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at September 30, 2010. Total raw materials and component parts were $3,502,448 and $3,915,440 at September 30, 2010 and December 31, 2009, respectively, a decrease of $412,992 (11%).  Our initiative to improve gross margins includes the outsourcing of certain subcomponents to lower cost contract manufacturers.  In order to expedite the outsourcing of these subcomponents we acquired safety stock of certain long-lead parts during the first nine months of 2010 to reduce our risk of supply shortages in the fourth quarter of 2010 when we expect substantial increases in customer demand. The decrease in raw materials and component parts reflect the sale of this safety stock to our new contract manufacturers as they start initial production of our component parts.  The sale of this long-lead material at break-even or losses contributed to the increase in cost of sales as a percent of revenues during the three months ended September 30, 2010; however, we believe that introduction of these new suppliers to our supply chain will help reduce cost of sales as a percent of revenues beginning in the fourth quarter 2010 and more fully in 2011.   Finished goods balances were $5,738,417 and $3,528,225 at September 30, 2010 and December 31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 product, which will be used to fulfill the international orders received prior to September 30, 2010 for which shipping was delayed until the fourth quarter 2010. We believe that our obsolescence risk was less at September 30, 2010 compared to December 31, 2009 because we have no remaining DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at September 30, 2010 and the new product introductions that we anticipate during 2010 and 2011.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expanded our product line during 2009, 2010  and 2011.  We are concentrating on improving our raw material and component costs by managing our supply chain through quantity purchases, improved outsourcing of component parts and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities with more pricing leverage.  In addition, we believe if we can increase production rates, we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales, although we can make no assurances in this regard.  Nonetheless, the impact of these supply chain efficiencies on our cost of revenue during 2010 may be diminished somewhat by the introduction of new products on our cost of revenue during 2010.

Gross Profit

 Gross profit for the three months ended September 30, 2010 and 2009 was $3,284,645 and $3,334,989, respectively, a decrease of $50,344 (2%).  The decrease is the result of the significant increase in cost of sales as a percent of revenue offset by the 23% increase in revenues. Our gross profit percentage declined to 47% for the three months ended September 30, 2010 compared to 58% for the three months ended September 30, 2009.  The gross margin decline was primarily attributable to the WTM upgrade for existing customers and the sale of long-lead material to contract manufacturers at breakeven or losses.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during the remainder of 2010 and into 2011.  However, as revenues increase from these products, we will seek to improve our margins from such products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through improved outsourcing of component parts, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $3,876,646 and $3,212,553 for the three months ended September 30, 2010 and 2009, respectively, an increase of $664,093 (21%).  Total selling, general and administrative expenses as a percentage of sales decreased to 55% in 2010 compared to 56% in 2009.  The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2010	2009
Research and development expense	$900,210	$696,523
Selling, advertising and promotional expense	669,216	748,634
Stock-based compensation expense	387,674	348,704
Professional fees and expense	233,261	237,958
Vendor settlements and credits	—	(278,173)
Executive, sales and administrative staff payroll	939,717	820,959
Other	746,568	637,948
Total	$3,876,646	$3,212,553

   Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $900,210 and $696,523 for the three months ended September 30, 2010 and 2009, respectively, an increase of $203,687 (29%).  The increase from 2009 levels was attributable primarily to efforts to upgrade our WTM and other sustaining engineering on our current product offerings together with efforts to complete our FirstVU and the DVM-250 event recorder projects.  We believe that our engineering productivity and cost trends have improved substantially starting in the second quarter 2009 and continuing into 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, FirstVU and DVM-250 event recorder. His efforts have also greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market during the remainder of 2010 and in 2011.  We employed a total of 25 engineers at September 30, 2010, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 13% in 2010 and 12% in 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we launched the DVM-500 Ultra and during the fourth quarter 2009 we launched the FirstVU. During the second quarter 2010 we introduced the Laser Ally hand-held speed detection product and are introducing the Thermal Ally and DVM-250 event recorder in the fourth quarter 2010. The DVM-750, FirstVU and DVM-250 products are the result of our current research and development efforts.  We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them.  The number of engineers devoted to research and development activities increased during the first three quarters of 2010 as we have accelerated several development projects, including license plate recognition and additions/upgrades to our speed detection product offerings.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $669,216 and $748,634 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $79,418 (11%).  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $532,580 and $631,993 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $99,413 (16%), which reflects the higher percentage of foreign sales in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and the success of our initiative to improve sales in certain targeted markets. During 2009 and early 2010 incentives were paid to several sales agents in an attempt to improve sales in certain targeted markets.  These incentives were successful and resulted in sales during the third quarter 2010 that were subject to reduced sales commission rates. Sales commissions as a percentage of overall sales improved to 7.6% during the three months ended September 30, 2010 compared to 11.1% for the three months ended September 30, 2009.

Promotional and advertising expenses totaled $136,636 during the three months ended September 30, 2010, compared to $116,641 during the three months ended June 30, 2009, an increase of $19,995 (17%).   The increase is attributable to marketing brochures and other marketing initiatives designed to help launch the FirstVU, Thermal Ally, DVM-250 event recorder, Laser Ally and other new products in 2010. We have increased our promotional and marketing efforts specifically on international customers in an attempt to restore our international revenues to prior levels. In addition, we have increased the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock-based compensation expense totaled $387,674 and $348,704 for the three months ended September 30, 2010 and 2009, respectively, an increase of $38,970 (11%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore amortization related to such restricted stock grants in January 2010 coupled with normal amortization of prior year stock option grants resulted in higher stock-based compensation expense in the three months ended September 30, 2010 compared to 2009.

Vendor Settlements and Credits. We resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to us of $278,173.  We disputed the value of services and products delivered and invoiced to us.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in our receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  We recognized an aggregate benefit of $278,173 during the three months ended September 30, 2009, which was reflected as an offset to selling, general and administrative expenses.  No similar event occurred during the three months ended September 30, 2010.

Professional fees and expense.  Professional fees and expenses totaled $233,261 and $237,958 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $4,697 (2%).   Professional fees during the three months ended September 30, 2010 were related primarily to normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  These matters were also outstanding in the third quarter of 2009. The DeHuff litigation was settled during the third quarter 2010 and should not affect future quarters.  The decrease in professional fees and expenses is primarily attributable to overall cost containment efforts in particular to intellectual property legal matters.

           Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $939,717 and $820,959 for the three months ended September 30, 2010 and 2009, respectively, an increase of $118,758 (14%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, in particular in the area of technical customer and product support personnel.   We have hired seven additional technical support staff to handle field inquiries, wireless download and installation matters. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the foregoing contributed to higher payroll costs in 2010 compared to 2009.

              Other.  Other selling, general and administrative expenses totaled $746,568 and $637,948 for the three months ended September 30, 2010 and 2009, respectively, an increase of $108,620 (17%).  The increase in 2010 was primarily due to higher insurance costs and facility-related expenses as we leased additional office space for our engineering department offset by cost containment measures implemented during 2010.  We plan to continue our cost containment initiatives in 2010 and expect an improvement in our overhead costs.

Operating income (loss)

           For the reasons previously stated, our operating loss was $592,001 for the three months ended September 30, 2010 compared to operating income of $122,436 for the three months ended September 30, 2009, a deterioration of $714,437 (584%).  Operating loss as a percent of revenues deteriorated to 8% in 2010 compared to operating income as a percent of revenues of 2% in the three months ended September 30, 2009.

Interest Income

Interest income decreased to $4,623 in the three months ended September 30, 2010 from $8,966 in 2009.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the three months ended September 30, 2010 compared to 2009.

Interest Expense

We incurred interest expense of $4,583 in the three months ended September 30, 2010.  We have not had any short or long term interest bearing debt outstanding since May 2007.   However, we drew on our line of credit agreement to fund our operating losses and repurchase of $469,761 of common stock during the three months ended September 30, 2010.

Income (Loss) before Income Tax Benefit (Expense)

As a result of the above, we reported a loss before income tax benefit of $591,961 for the three months ended September 30, 2010 and income before income tax expense of $131,402 for the three months ended September 30, 2009, respectively, a deterioration of $723,363 (550%).

Income Tax Benefit (Expense)

Our income tax benefit was $153,000 for the three months ended September 30, 2010 compared to income tax expense of $50,000 for the three months ended September 30, 2009.

During the three months ended September 30, 2010, we recorded a benefit for income taxes at an effective tax rate of 26% compared to an effective rate of 38% for 2009, which is attributable to increased federal research and development tax credits and certain state tax credits recognized in 2010.  We had approximately $2,545,000 of net operating loss carryforwards as of September 30, 2010 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2010 and 2009, we reported a net loss of $438,961 and net income of $81,402, respectively, a deterioration of $520,363 (639%).

Basic and Diluted Income (Loss) per Share

The basic and diluted loss per share was $0.03 for the three months ended September 30, 2010, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2010 because of the net loss reported for the period.

The basic and diluted income per share was $0.01 for the three months ended September 30, 2009, for the reasons previously noted.  The dilutive effect of outstanding stock options were considered in the calculation of diluted income per share for the three months ended September 30, 2010 because of the net income reported for the period.

For the Nine Months ended September 30, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2010 and 2009, represented as a percentage of total revenues for each respective period:

	Nine months ended September 30,
	2010	2009

Revenue	100%	100%

Cost of revenue	50%	49%

Gross profit	50%	51%
Selling, general and administrative expenses:
Research and development expense	14%	16%
Selling, advertising and promotional expense	11%	11%
Stock-based compensation expense	7%	6%
Charge related to purchase and cancellation of employee stock options	—%	2%
Vendor settlements and credits	—%	(1%)
General and administrative expense	30%	29%

Total selling, general and administrative expenses	62%	63%

Operating loss	(12%)	(12%)

Interest income (expense)	—%	—%

Loss before income tax provision	(12%)	(12%)
Income tax benefit	4%	4%

Net loss	(8%)	(8%)

Net loss per share information:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)

 Revenues

We sold 3,982and 3,688 digital video mirror units during the nine months ended September 30, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 78% and 76% of total unit sales during the nine months ended September 30, 2010 and 2009, respectively.

Revenues for the nine months ended September 30, 2010 and 2009 were $18,853,038 and $17,121,063, respectively, an increase of $1,731,975 (10%).  We experienced an increase in revenues for the nine months ended September 30, 2010 compared to 2009 primarily due to the availability of the DVM-750 product in 2010.  The DVM-750 product was available for sale during the entire nine month period in 2010, but was not available until the second quarter 2009.  We believe that our revenues for the nine months ended September 30, 2010 would have been higher had we not continued to experience weakness in our international sales and specifically a delay in the shipment of an order to a South American country in 2010.  During April 2010, we received an order from a South American country for approximately 700 DVM-750 units under which we expected deliveries to commence in the third quarter 2010.  However, due to certain factors, including not receiving payment from the customer and political and social unrest, it did not ship in such quarter. We have continued to experience delays in the receipt of payment for this order.  Since that time, while the customer has provided us with a number of assurances of payment, it has also cited various factors, including delayed funding and political and social unrest, for its inability to make the payment. Under our policy, we must receive payment before the shipment of such an order. We are hopeful that certain other smaller prospective international orders will materialize in the fourth quarter of 2010. However, we do not have sufficient clarity that such orders will materialize within this time frame. We also were not able to ship some domestic orders that required wireless downloading upgrades because we had insufficient supplies of the WTM that is required for the wireless downloading feature.  We have located a new source for the WTM component and are currently shipping our backlog needed for this upgraded feature.

We maintained consistent retail pricing on our DVM-500 models during 2009 and 2010 and do not plan any material changes in pricing during 2010 for the DVM-500 Plus product series or the new products recently introduced.  Our new mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.  However, we are experiencing increased price competition and pressure from certain of our competitors, in particular for customers requiring the wireless downloading feature that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales in the stagnant economy.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2010 and 2009 was $9,354,883 and $8,415,929, respectively, an increase of $938,954 (11%).  The increase in costs of goods sold is commensurate with the 10% increase in revenues during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This is the result of 294 more digital video mirror units sold during the nine months ended September 30, 2010 compared to 2009.  Cost of sales as a percentage of total revenues increased to 50% during the nine months ended September 30, 2010 compared to 49% during the nine months ended September 30, 2009. Our goal is to reduce cost of sales as a percentage of sales to 40% during the balance of 2010 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our new products such as the DVM-750 and DVM-500 Plus are primary focuses of management and engineering at the current time.  Production rates for the new models have steadily improved throughout the nine months ended September 30, 2010, reaching planned production rates of 60 to 70 units per day in late 2009 and 2010.  In addition, failure and rework rates are improving, but have not yet reached target levels.  We anticipate that such rates will continue to improve during the balance of 2010.  We expect that our new product offerings introduced during 2010 will likely continue to negatively impact our cost of goods sold as a percentage of sales for 2010.  We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we acquired test and calibration equipment to ensure that the completed products meet our specifications and requirements, which cost less than $100,000.

We had $555,029 and $560,426 in reserves for obsolete and excess inventories at September 30, 2010 and December 31, 2009, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at September 30, 2010. Total raw materials and component parts were $3,502,448 and $3,915,440 at September 30, 2010 and December 31, 2009, respectively, a decrease of $412,992 (11%).  Our initiative to improve gross margins includes the outsourcing of certain subcomponents to lower cost contract manufacturers.  In order to expedite the outsourcing of these subcomponents we acquired safety stock of certain long-lead component parts during the first half of 2010 to reduce our risk of supply shortages in the second half of 2010 when we expect substantial increases in customer demand. The decrease in raw materials and component parts reflect the sale of this safety stock to our new contract manufacturers as they start initial production of our component parts.  The sale of this long-lead material at break-even or losses contributed to the increase in cost of sales as a percent of revenues during the nine months ended September 30, 2010 however introduction of these new suppliers to our supply chain will help reduce cost of sales as a percent of revenues beginning in the fourth quarter 2010 and more fully in 2011.   Finished goods balances were $5,738,417 and $3,528,225 at September 30, 2010 and December

31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 product which will be used to fulfill the international orders received in prior to September 30, 2010 for which shipping was delayed until the fourth quarter 2010. We believe that our obsolescence risk was less at September 30, 2010 compared to December 31, 2009 because of the decline in the number of our DVM-500 legacy systems in finished goods inventory and the overall reduction in raw materials and component parts.  We believe these reserves are appropriate given our inventory levels at September 30, 2010 and the new product introductions that we anticipate during 2010.

We primarily order finished component parts, including electronics boards, chips and camera parts, from outside suppliers.  Our internal work consists of assembly, testing and burn-in of the finished units.  We have added indirect production and purchasing personnel to better manage and gain efficiencies in our production process as we expanded our product line during 2009 and in expectation for 2010.  We are concentrating on improving our raw material and component costs by managing our supply chain through quantity purchases and more effective purchasing practices.  We believe that if we can increase our production rate and expand product lines, we will be able to eventually reduce our component and supply chain costs by ordering in larger quantities with more pricing leverage.  In addition, if we can increase production rates, we believe that we may stimulate some efficiency in our assembly, testing and burn in process that should lead to improvements in our cost of sales, although we can make no assurances in this regard.

Gross Profit

 Gross profit for the nine months ended September 30, 2010 and 2009 was $9,498,155 and $8,705,134, respectively, an increase of $793,021 (9%).  The significant increase is commensurate with the 10% increase in revenues during the nine months ended September 30, 2010. Our gross profit percentage declined slightly to 50% for the nine months ended September 30, 2010 compared to 51% for the nine months ended September 30, 2009.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during the remainder of 2010 and into 2011. As revenues increase from these products, we will seek to improve our margins from such products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through improved outsourcing of component parts, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $11,816,226 and $10,835,968 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $980,258 (9%).  Overall selling, general and administrative expenses as a percentage of sales remained steady at 63% in 2010 compared to 2009.  The significant components of selling, general and administrative expenses are as follows:

	Nine Months ended September 30,
	2010	2009
Research and development expense	$2,595,801	$2,803,038
Selling, advertising and promotional expense	2,108,208	1,922,535
Stock-based compensation expense	1,370,346	1,054,003
Professional fees and expense	839,018	851,625
Charges related to purchase and cancellation of employee stock options	—	358,104
Vendor settlements and credits	—	(278,173)
Executive, sales and administrative staff payroll	2,877,384	2,233,430
Other	2,025,469	1,891,406
Total	$11,816,226	$10,835,968

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $2,595,801 and $2,803,038 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $207,237 (7%).  The decrease from 2009 levels was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns that contributed to higher research and development expense levels during the nine months ended September 30, 2009.  We believe that our cost trends have improved substantially starting in the second quarter 2009 and continuing into 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, DVM-250 event recorder and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 25 engineers at September 30, 2010, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2010 and 16% in 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we launched the DVM-500 Ultra and during the fourth quarter 2009 we launched the FirstVU. During the second quarter 2010 we introduced the Laser Ally hand-held speed detection product and are in process of launching the Thermal Ally and DVM-250 event recorder in the fourth quarter 2010.  The DVM-750, FirstVU and DVM-250 products are the results of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to increase during 2010 as we accelerate several development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $2,108,208 and $1,922,535 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $185,673 (10%) which is commensurate with the 10% increase in revenues.  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $1,609,820 and $1,571,269 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $38,551 (2%), which is commensurate with the 10% sales increase in 2010 compared to 2009 and the higher percentage of foreign sales in the nine months ended September 30, 2010 compared to 2009 and the success of our initiative to improve sales in certain targeted markets. During 2009 and early 2010 incentives were paid to several sales agents in an attempt to improve sales in certain targeted markets.  These incentives were successful and resulted in sales during the nine months ended September 30, 2010 that were subject to reduced sales commission rates.  Sales commissions as a percentage of overall sales improved to 8.5% during the nine months ended September 30, 2010 compared to 9.2% for the nine months ended September 30, 2009.

Promotional and advertising expenses totaled $498,388 during the nine months ended September 30, 2010, compared to $351,266 during the nine months ended September 30, 2009, an increase of $147,122 (42%).   The increase is attributable to marketing brochures and other marketing initiatives designed to help launch the FirstVU, Thermal Ally, Laser Ally and other new products in 2010. We have increased our promotional and marketing efforts specifically on international customers in an attempt to restore our international revenues. In addition, we have increased the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $1,370,346 and $1,054,003 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $316,343 (30%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore amortization related to such restricted stock grants in January 2010 coupled with normal amortization of prior year stock option grants resulted in higher stock-based compensation expense in the nine months ended September 30, 2010 compared to 2009.

Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $0 and $358,104 for the nine months ended September 30, 2010 and 2009, respectively a decrease of $358,104 (100%).  The decrease was attributable to the Separation Agreement entered into with our previous Vice President of Engineering and Production, who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the nine months ended June 30, 2009.

Vendor Settlements and Credits. We resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to us of $278,173.  We disputed the value of services and products delivered and invoiced to us.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in us receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  We recognized an aggregate benefit of $278,173 during the nine months ended September 30, 2009, which was reflected as an offset to selling, general and administrative expenses.  No similar event occurred during the nine months ended September 30, 2010.

Professional fees and expense.  Professional fees and expenses totaled $839,018 and $851,625 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $12,607 (1%).   Professional fees during 2010 were related primarily to

normal public company matters and the DeHuff and Z3 Technologies, LLC litigation matters.  These matters were also outstanding in the 2009.  The DeHuff litigation was settled during the third quarter 2010 and should not affect future quarters. The decrease in professional fees and expenses is primarily attributable to overall cost containment efforts in particular to intellectual property legal matters.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $2,877,384 and $2,233,430 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $643,954 (29%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in mid-year 2009 and the restoration effective January 1, 2010, of the 25% salary reduction voluntarily taken by officers and directors during 2009.   We have hired seven additional technical support staff to handle field inquiries, wireless download and installation matters. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the foregoing contributed to higher payroll costs in 2010 compared to 2009.

Other.  Other selling, general and administrative expenses totaled $2,025,469 and $1,891,406 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $134,063 (7%).  The increase in 2010 was primarily due to higher insurance and facility-related expenses as we leased additional office space for our engineering department offset by cost containment measures implemented that resulted in lower consulting and travel during 2010.  We plan to continue our cost containment initiatives in 2010 and expect the improvement in our overhead costs will continue.

Operating loss

           For the reasons previously stated, our operating loss was $2,318,071 and $2,130,834 for the nine months ended September 30, 2010 and 2009, respectively, a deterioration of $187,237 (9%).  Operating loss as a percentage of revenues remained stable at 12% in 2010 compared to 2009.  We expect that operating income (loss) will improve during the balance of 2010, if our revenue and gross margins increase through the increased sales of our DVM-750, Laser Ally, Thermal Ally and FirstVU products. The improvement in operating income is also dependent upon anticipated increases in funding to states, counties and municipalities from the federal stimulus funds occurs, coupled with management’s continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income decreased to $18,864 in the nine months ended September 30, 2010 from $27,089 in 2009.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the nine months ended September 30, 2010 compared to 2009.

Interest Expense

We incurred interest expense of $4,583 in the nine months ended September 30, 2010.  We have not had any short or long term interest bearing debt outstanding since May 2007.   However, we drew on our line of credit agreement to fund our operating losses and repurchase of $469,761 of common stock during the nine months ended September 30, 2010.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,303,790 and $2,103,745 for the nine months ended September 30, 2010 and 2009, respectively, a deterioration of $200,045 (10%).

Income Tax Benefit

Our income tax benefit was $748,000 and $720,000 for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, we recorded a benefit for income taxes at an effective tax rate of 32% compared to an effective rate of 34% for 2009, which is attributable to increased federal research and development tax credits and certain state tax credits recognized in 2010.  We had approximately $2,545,000 of net operating loss carryforwards as of September 30, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2010 and 2009, we reported a net loss of $1,555,790 and $1,383,745, respectively, a deterioration of $172,045 (12%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.09 and $0.09 for the nine months ended September 30, 2010, and 2009, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2010 and 2009 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2009 and the first nine months of 2010, we principally funded our operations internally through cash flow from operations and available cash balances.  In June 2010, our bank renewed our operating line of credit through June 2011 with the same borrowing capacity of $2.5 million.  This credit facility provides us with short-term liquidity when and if the need arises, provided that we continue to satisfy the facility’s covenants requiring us to maintain a $15.0 million tangible net worth.  As of September 30, 2010, we had working capital of $14,238,756.  We borrowed $1,250,000 under our line of credit during the quarter ended September 30, 2010, which is the first time have had any interest bearing debt outstanding since May 2007.  The borrowings were used primarily to fund treasury stock acquisitions and to cover operating losses and working capital needs in particular inventory purchases and the payment of accrued commissions.

Our recent operating losses and elevated inventory levels led to deterioration in our cash and liquidity in 2010 and 2009 compared to fiscal 2008.   Management is focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position.  We believe that our liquidity trends will improve in the fourth quarter of 2010 and that our current credit facility will be sufficient to meet our operating needs for the reasonably foreseeable future, although we can make no assurances in this regard.  We do not need additional capital and management does not consider raising capital through an equity offering as a desirable alternative to supplement working capital needs, given the levels of public equity valuations. There can be no assurance that we could increase our credit facility or raise capital in a timely manner or on terms acceptable to us if the need arose.

Cash and cash equivalents balances:  As of September 30, 2010, we had cash and cash equivalents with an aggregate balance of $90,611, a decrease from a balance of $183,150 at December 31, 2009.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $92,539 net decrease in cash during the nine months ended September 30, 2010:

• Operating activities:
$679,014 of net cash used in operating activities, primarily to fund an increase in inventory levels, a reduction in accrued expenses offset by collections of accounts receivables and an increase in accounts payable.  Non-cash charges to income, such as depreciation and amortization and stock-based compensation helped offset the net cash used in operating activities.  Our cash flow from operating activities was also negatively affected by non-cash deferred tax benefits during the period.

• Investing activities:
$284,064 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities, furniture and fixtures related to our new corporate offices  and the costs to acquire patents on our proprietary technology utilized in our products.

• Financing activities:	$870,539 of net cash provided by financing activities, representing borrowings under our letter of credit and the proceeds from the exercise of stock options offset by the purchase of treasury stock.

Operating activities:  Net cash used in operating activities was $679,014 for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $474,691 for the nine months ended June 30, 2009, a deterioration  of $1,153,705.  The deterioration in cash flow from operations for the nine months ended September 30, 2010 was primarily the result of our net losses, increased inventory levels and reduction in accrued expenses offset by collections of accounts receivable, increases in accounts payable and substantial non-cash charges to income such as depreciation and amortization expense and stock-based compensation.  We anticipate that we will increase revenues, return to profitability and decrease our inventory levels during the fourth quarter of 2010, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $284,064 and $421,135 for the nine months ended September 30, 2010 and 2009, respectively.  In both 2010 and 2009, we purchased production, research and development equipment and office furniture and fixtures to support our activities. During 2010, we leased additional office space which required expenditures for furniture, fixtures and equipment.  During 2010 and 2009, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets

Financing activities:  During the nine months ended September 30, 2010, net cash provided by financing activities was $870,539, which is attributable to net borrowings of $1,250,000 under our line of credit and proceeds received from the exercise of stock options offset by the purchase of treasury stock totaling $469,761. During 2009, we purchased common shares held in treasury in the amount of $63,112.

The net result of these activities was a decrease in cash of $92,539 to $90,611 for the nine months ended September 30, 2010.

Commitments:

We had $90,611 of cash and cash equivalent balances and net positive working capital approximating $14.2 million as of September 30, 2010.  Accounts receivable balances represented $6,267,060 of our net working capital at September 30, 2010.  We had an outstanding receivable related to our 2009 Turkish sale totaling $3,155,582 as of December 31, 2009, which was collected during the nine months ended September 30, 2010, which provided significant liquidity.  We expect our remaining outstanding receivables will be collected timely and the overall level will be reduced substantially during the balance of 2010, which will provide positive cash flow to support our operations during the balance of 2010.  Inventory represented $9,445,476 of our net working capital at September 30, 2010 and finished goods represented $5,738,417 of total inventory.  Finished goods are expected to be converted to cash quickly when expected customer orders are received and shipments occur.  We are actively managing the overall level of inventory and expect that such levels will be reduced during the balance of 2010, which will provide additional cash flow to help support our operations during 2010.  In addition, in June 2010 we renewed our revolving line of credit until June 2011, which provides for maximum available borrowings of $2,500,000 of which $1,250,000 is available to borrow as of September 30, 2010.  The renewed line of credit bears variable interest at the bank’s prime rate less 0.50%, with a floor of 5.5%.  We believe we have adequate cash balances and available borrowings under our line of credit to support our anticipated cash needs and related business activities during 2010.   Among other items, the line of credit contains a covenant that we must maintain a tangible net worth (as defined in the agreement) of at least $15.0 million as of September 30, 2010 and each quarter-end thereafter.  Our tangible net worth calculated in accordance with the bank’s definitions as of September 30, 2010 is approximately $16.2 million.

Capital Expenditures.  We had no material commitments for capital expenditures at September 30, 2010.

Lease commitments.  We have several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  We have also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended September 30, 2010 and 2009 was $104,020 and $96,974, respectively, and $303,289 and $293,567 for the nine months ended September 30, 2010 and 2009, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2010 (October 1, 2010 through December 31, 2010)	$106,081
2011	358,325
2012	250,053
2013	—
2014 and thereafter	—
$714,459

License agreements.  We have several license agreements whereby we have been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $7,975 and $4,313 for the three months ended September 30, 2010 and 2009, respectively, and $17,164 and $11,586 for the nine months ended September 30, 2010 and 2009, respectively.

Following is a summary of our licenses as of September 30, 2010:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2011	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2011	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2011	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, we terminated a production license agreement, entered into in October 2008 and terminated our production software license agreement, entered into during October 2008, because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  Both of these terminations are in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation” below.

Supply and distribution agreements.  We have entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 after final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days’ advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

Minimum order commitment amount (in dollars):
August 2010 through February 2012	$1,763,000
March 2012 through February 2013	1,763,000
March 2012 through February 2014	1,763,000
$5,289,000

During the nine months ended September 30, 2010 we purchased $86,028 of the product in accordance with the supply and distribution agreement.  Considering the purchases to date, the Company’s remaining obligation to purchase product for the period August 2010 through February 2012 is $1,676,972 as of September 30, 2010.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us from such risks.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in certain of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  The Company has filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $123,662 and $115,779 for the nine months ended September 30, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.

The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the nine months ended September 30, 2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to September 30, 2010.

Standby Letters of Credit.  The Company is contingently liable for standby letters of credit issued by its bank to certain customers as security for its performance under contracts to deliver and service our products.  Outstanding letters of credit totaled $201,348 as of September 30, 2010 and expire during May 2012.  To date, no beneficiary has drawn upon the standby-by letters of credit.

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

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible on cumulative revenues of $101.1 million since we commenced deliveries during 2006.  As of September 30, 2010 and December 31, 2009, we have a recorded a reserve for doubtful accounts of $110,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2010.

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

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw material and component parts	$3,502,448	$3,915,440
Work-in-process	759,640	487,266
Finished goods	5,738,417	3,528,225

Subtotal	10,000,505	7,930,931
Reserve for excess and obsolete inventory	(555,029)	(560,426)

Total	$9,445,476	$7,370,505

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 5.6% of the gross inventory balance at September 30, 2010, compared to 7.1% of the gross inventory balance at December 31, 2009.  Our finished goods are composed primarily of our new DVM-750 system, the new DVM-500 plus, the FirstVU, the Laser Ally and the DVF 500 flashlight products which are not considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of September 30, 2010 and therefore is not an obsolescence risk.  Raw material and component part inventory balances were decreased at September 30, 2010, compared to December 31, 2009, as we focused on outsourcing more component part production and our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during 2010.  The level of finished goods at September 30, 2010 was increased because of two primary factors:  (1) we launched the DVM-500 Ultra and FirstVU products during late 2009 and the Thermal Allyand Laser Ally during 2010, which requires us to maintain additional finished goods inventory to meet expected demands for these new products, and (2) we produced additional DVM-750 finished units in order to accommodate several expected orders that were not shipped until after September 30, 2010.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $258,889 as of September 30, 2010 compared to $277,137 as of December 31, 2009, which reflects the decreased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2009 and 2010, which has contributed to the relatively stable level of warranty reserves.  We are introducing several new products, including the FirstVU and DVM-250 mirror system, during 2010 for which we have limited or no historical warranty data.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims on these new products than our legacy products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were 86,000 options granted during the nine months ended September 30, 2010.  The assumptions used for the determining the grant-date fair value of options granted during the nine months ended September 30, 2010 are reflected in the following table:

Nine months Ended September 30, 2010
Expected term of the options in years	2-5 years
Expected volatility of Company stock	72% - 76%
Expected dividends	None
Risk-free interest rate	0.75% - 2.13%
Expected forfeiture rate	5.00%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of September 30, 2010 range from 0% to 5%.

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

           As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of September 30, 2010, cumulative valuation allowances in the amount of $165,000 were recorded in connection with the net deferred income tax assets.  As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of September 30, 2010 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

  (Not Applicable)

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings.

Litigation.  We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on our consolidated financial statements.  However, an adverse outcome in certain of the actions could have a material adverse effect on our financial results in the period in which it is recorded.

On April 9, 2008, Thomas DeHuff filed suit against the Company and Charles A. Ross in the Chancery Court of Lincoln County, Mississippi.  Charles A. Ross, Jr. (“Ross”) is the son of Charles A. Ross and was a former officer and director of the Company.  The complaint alleges that on or about April 8, 2005, the plaintiff entered into a verbal agreement with Ross, whom the plaintiff maintains was acting for and on behalf of the Company, under which he purportedly was to receive 150,000 shares of the Company’s common stock to resolve certain claims to compensation the plaintiff maintains was due from the Company.  The lawsuit also claims that the plaintiff advanced funds to Ross, believing that he was purchasing the Company’s common stock, which was never issued.  Plaintiff is seeking unspecified damages, punitive damages and attorney fees in addition to requiring the Company to issue the common shares.  The Company has removed the case from the Chancery Court of Lincoln County, Mississippi to the United States District Court located in Jackson Mississippi and the trial date is set for August 2010. The Company believes that the lawsuit is without merit and will continue to vigorously defend itself.

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000 under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contract and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a previous contract manufacturer for the Company.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier.  The Company recorded a benefit of approximately $72,000 during the three months ended December 30, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  The Company has submitted damage claims in excess of $11 million against the supplier relative to this lawsuit. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company total damages and legal fees totaling $11,166,686. The Company will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

(c)         Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535
October 1 to 31, 2009	—	—	—	$8,312,535
November 1 to 30, 2009	—	—	—	$8,312,535
December 1 to 31, 2009	—	—	—	$8,312,535
January1 to 31, 2010	—	—	—	$8,312,535
February 1 to 28, 2010	—	—	—	$8,312,535
March 1 to 31, 2010	—	—	—	$8,312,535
April1 to 30, 2010	—	—	—	$8,312,535
May 1 to 31, 2010	—	—	—	$8,312,535
June 1 to 30, 2010	—	—	—	$8,312,535
July 1 to 31, 2010	—	—	—	$8,312,535
August 1 to 31, 2010	259,535	1.81	259,535	$7,842,774
September 1 to 30, 2010	—	—	—	$7,842,774[2]

[1]       During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the nine months ended September 30,

2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of September 30, 2010.

[2]       The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 508,145 shares have been repurchased under this program as of September 30, 2010, at a total cost of $2,157,226 ($4.25 per share average).  As a result, $7,842,774 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

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

Date:  November 10, 2010

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