Form 10-K
period 2010-12-31
DIGITAL ALLY INC
filed 2011-03-31
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number:  001-33899

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 W. 110th, Suite 200, Overland Park, KS	66210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code:     (913) 814-7774

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	NASDAQ
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☑

As of June 30, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($2.12) of the registrant’s most recently completed second fiscal quarter was:  $26,584,692.

The number of shares of our common stock outstanding as of March 18, 2011 was: 16,149,078.

Documents Incorporated by Reference:  None.

FORM 10-K
DIGITAL ALLY, INC.
DECEMBER 31, 2010

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42

Signature Page		44

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

Back to TOC

PART I

ITEM 1.  BUSINESS.

Digital Ally produces digital video imaging and storage products for use in law enforcement and security applications.  Our current products are a low cost, easy-to-install, in-car digital video rear view mirror, a weather-resistant and rugged mobile digital video recording system designed for use in motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on a individual’s body (clipped to a pocket, belt etc.), a digital video flashlight, a hand-held speed detection device and a hand-held thermal imaging camera for improved night vision.   These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight.  We sell our products to law enforcement agencies and other security organizations and for consumer and commercial applications through direct sales and third-party distributors.  We have several new and derivative products in research and development that are anticipated to go into commercial production during 2011, including products designed for taxi cab, fleet vehicle and school bus applications.

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

On January 2, 2008, we commenced trading on the NASDAQ Capital Market under the symbol “DGLY.”  We conduct our business from 8000 West 110th Street, Suite 200, Overland Park, Kansas 66210.  Our telephone number is (913) 814-7774.

Back to TOC

Products

We produce and sell digital audio/video recording and storage and other products, including the following product series:

•	An in-car digital audio/video system that is integrated into a rear view mirror. Products using this system are marketed under the DVM-500, DVM-500 Plus and DVM-750 series.

•	An all-weather mobile digital audio/video system, our DVM-500 Ultra that is designed for motorcycle, ATV and boat uses.

•	A miniature, body-worn digital audio/video camera marketed as the FirstVU system.

•	A hand-held speed detection system based on LIDAR (Light Detection and Ranging). This product is marketed as our Laser Ally system.

•	A hand-held thermal imaging camera used for improved night vision. This product is marketed as our Thermal Ally system.

•	A digital audio / video system that is integrated into a large law-enforcement style flashlight. This product is marketed as our DVF-500 system.

These product series are used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage.  We are also developing derivative products using our digital video compression, recording and storage knowledge that can be used in school bus, taxi cab, and fleet vehicle applications.  We intend to launch these derivative products in 2011.  We also intend to produce and sell other digital video devices in the future.  These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms.  In addition to selling our products directly to our customers, we may in the future sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (original equipment manufacturer) customers.

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

ANPR can be used to store the images captured by the cameras as well as the text from the license plate, with some systems configurable to store a photograph of the driver. These systems commonly use infrared lighting to allow the camera to take pictures at any time of day. A powerful flash may be included in a version of the intersection-monitoring cameras, serving both to illuminate the picture and to make the offender aware of his or her driving violation. ANPR technology tends to be region-specific, owing to plate variation from place to place.  We believe that ANPR is a natural derivative of our product offerings and intend to enter this market in 2011 or 2012, subject to the results of our technical and economic feasibility studies.

In-Car Digital Video System - DVM-500, DVM-500 Plus and DVM-750

In-car video systems for patrol cars are now a necessity and have generally become standard.  Current systems are digital and VHS-based with cameras mounted in the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle.  Most manufacturers have already developed or are at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

Our digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver. Our system is more compact and unobtrusive than our competitors because it requires no recording equipment to be located in the trunk, headliner, dashboard, console or under the seat of the vehicle.

Our in-car digital video rear view mirror has the following features:

•	wide angle zoom color camera;

•	standards-based video and audio compression and recording;

•	system is concealed in the rear view mirror, replacing factory rear view mirror;

•	monitor in rear-view mirror is invisible when not activated;

Back to TOC

•	eliminates need for analog tapes to store and catalogue;

•	easily installs in any vehicle;

•	archives to computers (wirelessly) and to DVDs, CD-ROMs, or file servers;

•	900 MHz audio transceiver with automatic activation;

•	marks exact location of incident with integrated GPS;

•	playback using Windows Media Player;

•	optional wireless download of stored video evidence;

•	proprietary software protects the chain of custody; and

•	records to rugged and durable solid state memory.

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful, such as the school bus, mass transit and delivery service industries among others.  We plan to address this market with the DVM-250 Pro Event Recorder in 2011.  The DVM-250 is a rear-view mirror based digital audio and video recording system with many but not all of the features of our DVM-500 and DVM-750 mirror systems but at a lower price point.  The DVM-250 is designed to capture “events” such as wrecks and erratic driving or other abnormal occurrences for evidentiary or training purposes. These potential markets could find our units attractive from both a feature and cost perspective, compared to other providers.

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

Miniature Body-Worn Digital Video System - FirstVU

This system is also a derivative of our in-car video systems, but is much smaller and lighter, more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing.  The unit is self contained and requires no external battery or storage devices.  Current systems are digital based but generally require a battery pack and/or storage device to be connected to the camera by wire or other means.   We believe that our FirstVU product is more desirable for potential users than our competitors’ offerings because of its small size, shape and lightweight characteristics.

Hand-Held Speed Detection System – Laser Ally

This system is a light weight, hand-held speed detection device that uses LIDAR (Light Detection and Ranging) technology rather than the traditional radar systems which use sound waves. LIDAR systems are used in high congestion traffic areas that require extreme accuracy and identification of the subject vehicles.  This system uses new technology that prevents the Laser Ally from being detected by current detectors or jammed by current jamming devices. This system was developed and is being manufactured by a third party vendor.

Hand-Held Thermal Imaging Camera System – Thermal Ally

This system is a small, versatile, lightweight thermal camera that allows officers to see images more clearly in low visibility situations and prevents exposure to danger, day or night, regardless of the weather.  Thermal Ally increases an officer’s vision, safety and effectiveness, allowing them to work undetected as it provides images based on the difference in heat emitted from certain objects or people. Generally this system is called a “night vision” camera. This system was developed and is being manufactured by a third party vendor.

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

Back to TOC

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

Other Products

During the last year, we increased our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories.  Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement.

Market and Industry Overview

Our primary market is domestic and international law enforcement agencies. In 2011, we plan to pursue the fleet vehicle and mass transit markets. In the future, given sufficient capital, we may address markets for private security, homeland security, general consumer and commercial and the original equipment manufacturers.

Law Enforcement

We believe that a valuable use of our various digital audio/video products may be the recording of roadside sobriety tests.  Without some form of video or audio recording, court proceedings usually consist of the police officer’s word against that of the suspect.  Records show that conviction rates increase substantially where there is video evidence to back up officer testimony.  Video evidence also helps to protect police departments against frivolous lawsuits.

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

Additionally, motorcycle patrolmen rarely have video systems.  We believe that the digital video flashlight can become an essential tool for the motorcycle policeman to provide evidence not previously available.  We also have developed the DVM-500 Ultra as a mobile application of our digital video recording system that can be used by motorcycle police and water patrol.

Crime scene investigations, including detailed photography, are typically a large part of the budgets of metropolitan police forces.  The digital video flashlight and the FirstVU may record a significant portion of such evidence at a much lower cost for gathering, analyzing and storing data and evidence.

Private Security Companies

There are thousands of private security agencies in the United States employing a large number of guards.  Police forces use video systems for proof of correct conduct by officers, but private security services usually have no such tool.

Back to TOC

We believe that the digital video flashlight and the FirstVU are excellent management tools for these companies to monitor conduct and timing of security rounds.  In addition to the digital video flashlight and FirstVU, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to the government, U.S. corporations are spending heavily for protection against the potential of terrorist attacks.  Private-sector outlays for antiterrorism measures and for protection against other forms of violence have increased significantly since September 11, 2001.  Further, federal, state and local government expenditures for security have increased substantially since such date.  These are all potential markets for our products.

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

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products.  Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products.  Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers.  Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment.  We have identified multiple suppliers who meet our quality, cost, and performance criteria.  We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.  We are currently evaluating our use of contract manufacturers with the intention of increasing our utilization of such vendors to manufacture our component subassemblies and eventually to perform final assembly and testing.  Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice.  In addition, such technicians are valuable in our service and repair business to support our growing installed customer base.  We have supply and distribution agreements with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product.  The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period, which totals approximately $5.3 million. We have purchased approximately $250,000 of product under this agreement as of December 31, 2010 and expires in February 2014. The agreement is renewable thereafter on an annual basis unless both parties determine not to renew them and provided the parties are in compliance with the agreement.

License Arrangements

We have entered into several software license agreements with Ingenient Technologies, Inc. (“Ingenient”), and Nuvation Research Corporation (“Nuvation”) regarding the license of certain software products to be used in our video products.  The licensors have written certain software for specific Texas Instrument chips which are included in our products.  The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.   The following is a summary of our license agreements as of December 31, 2010:

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

During April 2009, we terminated a production license agreement and a production software license agreement because of failure of the counter party to deliver the required materials, refusal to honor warranty provisions and other matters.  These terminations are now in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation.”

Back to TOC

Sales and Marketing

We sell primarily through a network of unaffiliated international distributors for foreign sales and approximately 16 independent sales agents for domestic sales.  These international distributors and domestic sales agents generally have multiple subagents working for them that assist the agents in their territories. We enter into Sales Agent Agreements with these distributors and agents that cover one year periods, provide for protected sales territories, set forth the rights and obligations of each party and provide for termination by either party.

We support our sales and marketing efforts with a direct sales force that includes both inside and outside salesman who handle customer request for proposals, contracts and purchase orders.  Our Vice President of Sales and Marketing also support sales agents with significant customer opportunities by providing pricing strategies and customer presentation support.  Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Back to TOC

Employees

We had 99 full-time employees as of December 31, 2010.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our relations with our employees are good.  We have recently undertook lay-offs in connection with our overhead cost reduction and containment initiative announced in January 2011.  This initiative will result in reductions to our number of employees throughout 2011.

ITEM 1A.  RISK FACTORS .

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

Risk Factors

We incurred a loss in 2010.

We had an accumulated deficit of $7,314,326 at December 31, 2010, which reflects our net loss of $6,544,525 and $1,114,317 for 2010 and 2009, respectively, as noted in our audited consolidated financial statements.  At December 31, 2010, we had working capital of approximately $10.8 million. Our loss during 2010 resulted primarily from a noncash charge of $4,330,000 resulting from an increase in our deferred tax asset reserve and the effects of the current recession on our business, which negatively impacted the budgets and funding of the law enforcement agencies who are our primary customers.

We have limited availability under our bank line of credit facility which expires in June 2011.

Our line-of-credit facility, as amended, allows us to borrow up to $1.7 million on a revolving basis.  We had drawn $1.5 million on the facility as of December 31, 2010, and after consideration of outstanding letters of credit gives us limited or no availability for future borrowings.  The current line-of-credit facility, as amended on March 2, 2011, requires us to maintain a minimum tangible net worth of $10 million until its maturity date in June 2011.  We had tangible net worth in excess of $11.5 million at December 31, 2010.  If we do not regain profitability and operating losses continue, we may be at risk of not meeting such requirement. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances under the credit facility.  The line-of-credit matures in June 2011 and we believe it is unlikely that our current bank will extend or renew the facility under terms that are mutually agreeable.  We believe that it is likely that we will be required to pay off the existing borrowings at maturity in June 2011 without having a replacement credit facility in place unless our efforts to reduce our inventory and increase cash flow are successful. We are in discussions with various financial institutions and third parties with the goal of obtaining a replacement credit facility. However, it will be difficult to replace the existing line of credit facility given our recent operating losses and the current banking environment, which may adversely affect our ability to finance our business, grow or be profitable. Further, any new credit facility may not be on terms favorable to us.

Back to TOC

If we are unable to manage our current business activities, our prospects may be limited and our future profitability may be adversely affected.

We experienced rapid expansion in business through 2008 followed by a retraction of business activities in 2009 and 2010.  Our revenue level has proven to be unpredictable which poses significant burdens on us to be pro-active in managing production and personnel levels and costs.  We expanded our production capabilities and capacity significantly to handle anticipated new products in 2009 and 2010, which strained our managerial, financial and other resources when revenues unexpectedly declined during the same time period.  We will need to improve our operations, financial and other internal systems to manage our business effectively, and any failure to do so may lead to inefficiencies and redundancies which reduce our prospects to return to profitability.

There are risks related to dealing with domestic governmental entities as customers.

One of the principal target markets for our products is the law enforcement community.  In this market, the sale of products will be subject to budget constraints of governmental agencies purchasing these products, which could result in a significant reduction in our anticipated revenues.  Such governmental agencies are currently experiencing budgetary pressures as a result of the recession and its impact on local sales, property and income taxes that provide funding for purchasing our products. These agencies also may experience political pressure that dictates the manner in which they spend money.  As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints.  We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so.  Further, even if such agencies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

There are risks related to dealing with foreign governmental entities as customers.

We target the law enforcement community in foreign countries for the sale of many of our products.  While foreign countries vary, generally the sale of our products will be subject to political and budgetary constraints of foreign governments and agencies purchasing these products, which could result in a significant reduction in our anticipated revenues.  Many foreign governments are experiencing budgetary pressures as a result of the global recession and its impact on taxes and tariffs that in many cases provide funding for purchasing our products. Law enforcement agencies within these countries also may experience political pressure that dictates the manner in which they spend money.  As a result, even if a foreign country or its’ law enforcement agencies want to acquire our products, it may be unable to purchase them due to budgetary or political constraints.  We cannot assure investors that such governmental agencies will have the necessary funds to purchase our products even though they may want to do so.  Further, even if such agencies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

Back to TOC

International law enforcement and other agencies that may consider using our products must analyze a wide range of issues before committing to purchase products like ours, including training costs, product reliability and budgetary constraints.  The length of our sales cycle may range from a few months to a year or more.  We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order.  Initial orders by foreign governments and agencies typically are for a small number of units that are used to evaluate the products.  If these potential customers do not purchase our products, we will have expended significant resources and receive no revenue in return. In addition, we may be selected as the vendor of choice by these foreign customers but never receive the funding necessary to purchase our product due to political or economic reasons.

The current economic downturn has depressed state and local tax revenues from sales, use, income and property tax sources. The reduction in such revenues will likely reduce funding to law enforcement agencies that represent our primary customers.

The national economy has been in deep recession, resulting in lower tax collections by state and local taxing authorities.  Law enforcement agencies rely on funding from state and local tax sources to purchase our products.  Therefore, the recession has generally decreased our primary customers’ ability to purchase our systems unless they can find other sources of funding to cover the shortfall.  While we hoped that the Economic Stimulus Act of 2009 would provide a source of alternative funding, the amount, timing and use of such alternative funding by our prospective customers have been uncertain.  Demand for our product may be substantially reduced unless this source of alternative funding does cover shortfalls created by the recession’s impact on state and local tax revenues.  We cannot assure investors that such law enforcement agencies will have the necessary funds to purchase our products even though they may want to do so.

We are operating in a developing market and there is uncertainty as to market acceptance of our technology and products.

The markets for our new and enhanced products and technology are developing and rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer.  Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty.  There can be no assurance that our technology and products will become widely accepted.  It is also difficult to predict with any assurance the future growth rate, if any, and size of the market.  If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve or continue to achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

Our technology may also be marketed and licensed to device manufacturers for inclusion in the products and equipment they market and sell as an embedded solution.  As with other new products and technologies designed to enhance or replace existing products or technologies or change product designs, these potential partners may be reluctant to integrate our digital video recording technology into their systems unless the technology and products are proven to be both reliable and available at a competitive price.  Even assuming product acceptance, our potential partners may be required to redesign their systems to effectively use our digital video recording technology.  The time and costs necessary for such redesign could delay or prevent market acceptance of our technology and products.  A lack of, or delay in, market acceptance of our digital video recording technology and products would adversely affect our operations.  There can be no assurance that we will be able to market our technology and products successfully or that any of our technology or products will be accepted in the marketplace.

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

We have historically derived our revenues predominantly from sales of our in-car video systems including the DVM-500 series and DVM-750 digital video rear view mirrors and accessories, and we expect to continue to depend on sales of these products during 2011.  However, we introduced several new products late in 2010 and we intend to introduce new products during 2011 that we anticipate will lead to diversifying our revenue sources in the near future.  A decrease in the prices of, or the demand for our in-car video products, or the failure to achieve broad market acceptance of our new product offerings, would significantly harm our growth prospects, operating results and financial condition.

Back to TOC

We substantially depend on our research and development activities to design new products and upgrades to existing products and if these products are not widely accepted, or we encounter difficulties and delays in launching these new products, our growth prospects will be diminished.

We have a number of active research and development projects underway at the current time that are intended to launch new products or upgrades to existing products.  We may incur substantial costs and/or delays in completion of these activities that may not result in viable products or may not be received well by our potential customers.  We have incurred $3,437,959 and $3,603,696 in research and development expenses during the years ended December 31, 2010 and 2009, respectively, which represent a substantial expense compared to our total revenues and net income (loss).  If we are unsuccessful in bringing these products from the engineering prototype phase to commercial production, we could incur additional expenses (in addition to those already spent) without receiving revenues from the new products.  Also, these new products may fail to achieve broad market acceptance and may not generate revenue to cover expenses incurred to design, develop, produce and market the new product offerings.  During 2008 and 2009 we incurred substantial delays in the launch of our DVM-750 product that negatively impacted our revenues and increased our costs. If these conditions recur in our other new products the effect would significantly harm our growth prospects, operating results and financial condition.

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

Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, and injury to our reputation, or increased warranty costs.  Because our products are technologically complex, they may contain defects that cannot be detected prior to shipment.  These defects could harm our reputation and impair our ability to sell our products.  The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins.  Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation.  Product liability litigation, even if we prevail, would be time consuming and costly to defend.  Our product liability insurance may not be adequate to cover claims.  Our product liability insurance coverage per occurrence is $1,000,000, with a $2,000,000 aggregate for our general business liability coverage and an additional $1,000,000 per occurrence.  Our excess or umbrella liability coverage per occurrence and in aggregate is $5,000,000.

Back to TOC

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors and representatives.  Our inability to recruit and retain law enforcement equipment distributors and representatives who can successfully sell our products would adversely affect our sales.  In addition, our arrangements with our distributors and representatives are generally short-term.  If we do not competitively price our products, meet the requirements of our distributors and representatives or end-users, provide adequate marketing and technical support, or comply with the terms of our distribution arrangements, our distributors and representatives may fail to aggressively market our products or may terminate their relationships with us.  These developments would likely have a material adverse effect on our sales.  Our reliance on the sales of products by others also makes it more difficult to predict our revenues, cash flow and operating results.

We are dependent on manufacturers and suppliers.

We currently purchase, and intend to continue to purchase, substantially all of the components for our products and some entire products, from a limited number of manufacturers and suppliers, certain of whom are located outside the United States.  Our internal process is principally to assemble the various components and subassemblies manufactured by our suppliers and test the assembled product prior to shipping to our customers.  We do not intend to directly manufacture any of the equipment or parts to be used in our products.  Our reliance upon outside manufacturers and suppliers, including foreign suppliers, is expected to continue, increase in scope and involves several risks, including limited control over the availability of components, and products themselves and related delivery schedules, pricing and product quality.  We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative manufacturers and suppliers.

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

Back to TOC

While we do the final assembly, testing, packaging, and shipment of certain of our products in-house, a number of our component parts are manufactured by subcontractors.  These subcontractors include: raw circuit board manufacturers, circuit board assembly houses, injection plastic molders, metal parts fabricators, and other custom component providers.  While we are dependent upon these subcontractors to the extent that they are producing custom subassemblies and components necessary for manufacturing our products, we still own the designs and intellectual property involved.  This means that the failure of any one contractor to perform may cause delays in production.  However, we can mitigate potential interruptions by maintaining “buffer stocks” of critical parts and subassemblies and by using multiple sources for critical components.  We also have the ability to move our subcontracting to alternate providers.  Being forced to use a different subcontractor could cause production interruptions ranging from negligible, such as a few weeks, to very costly, such as four to six months.  Further, the failure of a foreign manufacturer to deliver products to us timely, in sufficient quantities and with the requisite quality would have as material adverse impact on our business, operations and financial condition.

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

In addition to seeking patent protection, we rely on trade secrets, know-how and continuing technological advancement to seek to achieve and thereafter maintain a competitive advantage.  Although we have entered into or intend to enter into confidentiality and invention agreements with our employees, consultants and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Back to TOC

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

Risks related to our supply and distribution arrangement.

We have supply and distribution agreements with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product. The agreement has specified terms and requires us to purchase minimum quantities over a 42 month period which totals approximately $5.3 million. We have purchased approximately $250,000 of product under this agreement as of December 31, 2010 and expires in February 2014. The agreement is renewable thereafter on an annual basis unless both parties determine not to renew them and provided the parties are in compliance with the agreements. We are relying on our sales distribution channel to market and sell a sufficient quantity of the product to existing and new customers in order to meet our purchase obligation under the agreement. It is likely that we will not be able to make the payments under the agreement, if we fail to do so.  In addition, if this agreement is not renewed for any reason, it would cause us significant time and expense to redevelop or source a replacement for our Laser Ally product on a different software and hardware platform, which would have a material adverse effect on our business, operating results and financial condition.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results have varied significantly in the past and may continue to fluctuate significantly in the future due to various factors that are both in and outside our control.  As a result, we believe that period-to-period comparisons of our operating results may not be meaningful in the short-term, and our performance in a particular period may not be indicative of our performance in any future period.

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

We are involved as a plaintiff and defendant in routine litigation and administrative proceedings incidental to our business from time to time, including customer collections, vendor and employment-related matters. See “Litigation.” We believe that the likely outcome of any other pending cases and proceedings will not be material to our business or financial condition. However, there can be no assurance that we will prevail in the litigation or proceedings or that we may not have to pay damages or other awards to the other party.

Risks Relating to our Common Stock

The possible issuance of common stock subject to options may dilute the interest of stockholders.

We have granted options to purchase a total of 4,001,726 shares of our common stock for issuance under our stock option and restricted stock plans which remain outstanding and unexercised as of December 31, 2010.  To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Back to TOC

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 75,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of us held by our public stockholders.

An officer and a director have pledged shares of our common stock as collateral for personal loans

Our Chairman, President and CEO ("President") and one of our outside directors have pledged approximately 725,804 shares and 138,495 shares, respectively, of our common stock as collateral for their personal loans with banks and other individuals.   The creditors in both cases have contractual rights to foreclose upon and liquidate these pledged shares if either of the borrowers defaults on his loan.   In such case, the President and outside director will have no control over the timing, amount and manner in which the creditor sells the pledged shares.  On one occasion for each person in the past, creditors have exercised their rights as secured creditors to sell the shares of our common stock pledged as collateral on such personal loans. Recently, Enterprise Bank, which also provides our credit facility, notified our President that he is in default under a loan that it made to him and that it plans to sell all or part of the pledged shares to help satisfy the obligation.  The President does not agree with such action, but in all likelihood will not be able to stop such sales.  The sales will most likely be made in open market transactions under Rule 144.    Sales of substantial amounts of common stock by the Bank or other creditors under Rule 144 or otherwise, or even the potential for such sales, could have a substantial depressive effect on the market price of the shares of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Other factors that could cause such volatility may include, among other things:

•	digital video in-car recording products not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

•	actual or anticipated fluctuations in our operating results;

•	the potential absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to fluctuate widely as we increase our sales and production capabilities and other operations;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the law enforcement and security industries in particular;

•	announcements concerning our business or those of our competitors or customers;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	we have $1.5 million borrowings outstanding as of December 31, 2010 under our line-of-credit facility, which provides us limited or no availability for future borrowings;

•	our line-of-credit matures in June 2011 and we believe it is unlikely that our current bank will be willing to extend or renew the facility under terms that are mutually agreeable;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological innovations;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Back to TOC

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our executive office consists of approximately 7,469 square feet and is located at 8000 West 110th Street, Suite 200, Overland Park, Kansas 66210.  The lease will terminate on December 31, 2012 and its current monthly rent is $10,270.  We use this facility for our executive, administration and certain engineering resources.

We also lease office space of approximately 8,500 square feet located at 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213.  This lease will terminate on October 31, 2012 and its current monthly rent is $14,091. We use this facility for engineering, sales and product support activities.

We lease approximately 24,000 square feet of office and warehouse space located at 1210, 1212 and 1218 Valley Ridge Drive, Grain Valley, Missouri 64029 under four different lease agreements.  We use this facility for warehousing, assembling and shipping of our finished product.  The leases on these facilities terminate in June 2011 and the aggregate monthly rent is $11,000.  We have decided to allow this lease to expire and replace the leased facility with less rented space.

In March 2011, we executed a new lease agreement for approximately 10,000 square foot of warehouse space located at 1208, 1210 and 1212 Valley Ridge Drive, Grain Valley, Missouri 64029.   We will use this facility for warehousing, assembling and shipping of our finished product.  This new lease will begin on July 1, 2011 and expire December 31, 2011 and its monthly rental rate is $4,792.   This lease contains three separate six-month extensions at our discretion.

We believe that our current facilities are adequate to meet our operational needs for the upcoming year and we do not intend to relocate to other new facilities during 2011.  We have the ability to exercise our option to renew the Grain Valley Missouri lease if it becomes necessary.

ITEM 3.  LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, we believe that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on our consolidated financial statements.  However, an adverse outcome in any of the following actions could have a material adverse effect on our financial results in the period in which it is recorded.

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 was defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to date under these contracts.  Z3 has denied our claims and has filed counterclaims alleging that we did not have the right to terminate the contracts and therefore damaging it for loss of profits and related damages.  Discovery and depositions by both parties have commenced and no trial date has been set.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded us an interlocutory judgment against one of our previous contract manufacturers.  We had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving Digital Ally, Inc.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that we have no further obligations, whether monetary or otherwise, to the supplier.  We recorded a benefit of approximately $72,000 during the three months ended December 31, 2009 representing the amount of unpaid invoices to the supplier which we are no longer obligated to pay.  We received a notice the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding Digital Ally, Inc. compensatory damages and legal fees totaling $11,166,686.  We will pursue collection from the bankruptcy estate and applicable insurance policies.  We believe that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  We have filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

We are also involved as a plaintiff and defendant in routine litigation and administrative proceedings incidental to our business from time to time, including customer collections, vendor and employment-related matters.  We believe the likely outcome of such other pending litigation and administrative proceedings will not be material to our business or our financial condition.

ITEM 4.  [RESERVED]

Back to TOC

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

The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2010
1st Quarter	$2.89	$1.79
2nd Quarter	$2.12	$1.74
3rd Quarter	$2.10	$1.64
4th Quarter	$2.24	$1.51

Year Ended December 31, 2009
1st Quarter	$3.86	$1.54
2nd Quarter	$2.52	$1.60
3rd Quarter	$3.10	$2.34
4th Quarter	$2.47	$1.50

Holders of Common Stock

As of December 31, 2010, we had approximately 109 shareholders of record for our common stock.

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

Back to TOC

Stock Repurchase Plan.

In June 2008, the Board of Directors approved a program that authorizes the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors has approved an extension of this program to July 1, 2011. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company repurchased 259,535 shares for an aggregate purchase price of $469,761 (average cost of $1.81 per share) during the year ended December 31, 2010.  In total, the Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of December 31, 2010.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
October 1 to 31, 2010	—	—	—	$7,842,774
November 1 to 30, 2010	—	—	—	$7,842,774
December 1 to 31, 2010	—	—	—	$7,842,774[2	]

[1]       During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  We purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the year ended December 31, 2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of December 31, 2010.

[2]              The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 508,145 shares have been repurchased under this program as of December 31, 2010, at a cost of $2,157,226 ($4.25 per share average).  As a result, $7,842,774 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

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

Back to TOC

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2010, there were 1,027 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.    At December 31, 2010, there were 243,173 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  At December 31, 2010, there were 304,133 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  At December 31, 2010, there were 246,000 shares available for issuance under the 2008 Plan.

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

Back to TOC

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

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders…	3,136,087	$2.86	490,200
Equity compensation plans not approved by stockholders..	865,639	$2.72	294,133
Total	4,001,726	$2.83	784,333

Recent Issuances of Unregistered Securities

 There have been no sales of unregistered securities during the fiscal years ended December 31, 2010 and 2009.

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

Back to TOC

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses in fiscal 2009 and 2010; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in 2011 in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250, FirstVU, Laser Ally and Thermal Ally, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our new products will translate into sales during 2011; (8) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (25)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; (33) indemnification of our officers and directors; (34) our ability to continue to satisfy the requirements of our credit facility, including maintaining a tangible net worth of at least $10.0 million; (35) our amended line-of-credit facility allows us to borrow up to $1,711,348 on a revolving basis provided us with limited or no availability for future borrowings; and (36) our line-of-credit facility matures in June 2011 and it is unlikely that our current bank will extend or renew the facility under terms that are mutually agreeable.

Current Trends and Recent Developments for the Company

 Overview

           We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant revenue growth until the fourth quarter 2008.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use during the third quarter of 2009, launched the FirstVU (body-worn camera) product during the fourth quarter 2009, the Laser Ally speed detection system in the third quarter of 2010 and the Thermal Ally night vision system in the fourth quarter of 2010.  We have additional research and development projects that we anticipate will result in several new products to be launched in 2011.  We believe that the launch of these new products will help to diversify and increase our product offerings and we anticipate that such new products will result in increased revenues in the future.

Back to TOC

We experienced a negative trend of operating losses in 2010 and 2009 for which we reported operating losses of $3,793,813 and $1,789,667 on revenues of $25,211,005 and $26,366,253 during 2010 and 2009, respectively.

The following is a summary of our recent operating results on a quarterly basis:

	For the three months ended:
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$6,357,967	$7,023,171	$5,519,980	$6,309,887	$9,245,190	$5,714,683	$7,017,196	$4,389,184
Gross profit	2,629,094	3,284,645	2,771,684	3,441,826	4,727,911	3,334,989	3,510,605	1,859,540
Gross profit margin percentage	41.4%	46.8%	50.2%	54.5%	51.1%	58.3%	50.0%	42.4%
Total selling, general and administrative expenses	4,104,834	3,876,646	3,867,341	4,072,241	4,386,744	3,212,553	3,796,248	3,827,165
Operating income (loss)	(1,475,740)	(592,001)	(1,095,657)	(630,415)	341,167	122,436	(285,643)	(1,967,625)
Operating margin percentage	(23.2%)	(8.4%)	(19.9%)	(9.9%)	3.7%	2.1%	(4.1%)	(44.8%)
Net income (loss)	$(4,988,733)	$(438,961)	$(760,664)	$(356,167)	$269,428	$81,402	$(164,654)	$(1,300,494)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders particularly from international customers.  We incurred an operating loss during the fourth quarter 2010 of $1,475,740 on total revenues of $6,357,967 and during the third quarter 2010 of $592,001 on total revenues of $7,023,171. This reverses the positive trend of operating profits that we reported during the third and fourth quarters of 2009.  Our revenues in the third and fourth quarters of 2010 improved compared to the first and second quarters of 2010.  While our selling, general and administrative expenses in the fourth quarter 2010 were approximately the same as the second and third quarter 2010, we experienced deterioration in our gross margins that did not permit us to cover our operating expenses, resulting in the quarterly losses.  Our international revenues continue to be depressed in 2010.  We shipped an international order for the new DVM-750 product in excess of $3.3 million during the fourth quarter 2009, but we have had no similar shipments during any quarter of 2010, which principally contributed  to the lower than expected revenues in 2010. We expect to continue to experience significant fluctuations in revenues in 2011 and beyond due to the timing of larger orders particularly from international customers.  For 2010, we had budgeted selling, general and administrative expenses to be consistent with our overall expectation of revenues and operations on an annual rather than on a quarterly basis.  Accordingly, we added new sales and marketing resources in order to increase long-term revenue from our current product line, the new products recently launched (FirstVU, Laser Ally and Thermal Ally) and the expected launch of the DVM-250 event recorder in 2011. We have implemented general and administrative cost reduction and containment measures.   For 2011 we are focusing on increasing revenues and improving gross margins on sales.  We will however, continue to invest in research and development and sales and marketing resources.  We experienced a general increase in inventory levels during 2010 in anticipation of higher sales that did not materialize, in particular from international customers.

Back to TOC

There have been a number of factors/trends affecting our recent performance, which include:

•
We incurred a non-cash charge of $4,330,000 in the fourth quarter 2010 related to an increase in the valuation reserve on deferred tax assets, which resulted in a net loss of $4,988,733 for the fourth quarter 2010 and was the primary reason for our 2010 annual net loss of $6,544,525. The economic recession and its effect on state and local governmental budgets in particular impacted our operating results in the first half of 2010, causing us to incur operating losses. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed some improvement in the second half of 2010, but the impact on state and local budgets was and is still uncertain at best. Despite this improvement and our ongoing cost reduction and containment efforts, we incurred additional losses in the third and fourth quarters of 2010 that placed us in a three-year cumulative loss position for tax purposes at December 31, 2010. Although we expect that general economic and business conditions will continue to improve in 2011, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our cumulative losses under current accounting guidance.  Therefore, we determined that our valuation allowance on deferred tax assets should be increased by $4,330,000 in the fourth quarter 2010 to $4,495,000 million to fully reserve our deferred tax assets at December 31, 2010. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not, based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

•
We experienced a decrease in revenues during 2010 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic climate will continue to depress certain state and local tax bases, and continue to make 2011 a challenging business environment.  Our objective is to improve our revenues, operating income and net income in 2011 over 2010 levels.

•
We believe that delays in the introduction of our DVM-750 resulted in significant lost revenues in 2009 and contributed to our lower than expected revenues and operating losses in 2010, along with the impact of the current economic recession. Large orders generally have long sales cycles and because of the delays incurred we were not able to compete for several large contracts in 2009 that required the specifications of the DVM-750, which adversely impacted our revenues in 2010. We believe that lower sales in 2010 are due in part to our inability to respond to bidding opportunities for the DVM-750 during 2009. Commercial deliveries of the DVM-750 commenced in the second quarter 2009; however, we experienced some negative customer reactions because of the delays in availability of the DVM-750 and in particular delays in the availability of some of its advanced features.  We are hopeful that continued acceptance of the DVM-750 will help to improve our revenues in 2011 over 2010, despite the current weak economic recovery.

•
Our gross profit on sales eroded to 46.8% in the third quarter 2010 from 50.2% in the second quarter 2010 and 54.5% in the first quarter 2010.  The gross margin erosion is primarily the result of higher costs on DVM systems sold with the wireless download module upgrade and the introduction of new products, in particular the DVM-750, and the phase-out of our legacy DVM-500 product.  In addition, while international revenues improved during the third quarter 2010 over the first two quarters, such sales are generally at lower gross margins than domestic sales. We incurred production inefficiencies, engineering changes and rework that negatively affected our gross margin from the DVM-750 product compared to the legacy DVM-500 product series.  Further in 2010, we discontinued the production of the DVM-500 legacy system, which was a mature product with comparatively higher margins.  We expect the pressure on gross margins to continue in 2011 as we launch new products. To address this problem, we evaluated our supply chain to reduce costs for our raw materials and component parts.  We are implementing a specific plan in 2011 to improve gross margins through better outsourcing of our component parts in the future including foreign sources and reducing our production overhead costs through headcount and other cost reductions.  We are also experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales.

Back to TOC

•
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding allocated to law enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, we are hopeful that law enforcement agencies may continue to have access to federal funding which has not been available to them in the past.  However, many of these funding programs require matching funds from the local agencies that continues to be difficult given the budget restrictions.  While such funding could have a positive impact on our revenues in the future, we cannot predict the amount of the funds that will be used for products such as ours or the timing of the release of such funds.

•
Our international revenues were substantially less than expectation during 2010, with total international revenues of $1,782,650 (7% of total revenues) compared to $3,971,297 (15% of total revenues) for 2009.  During October 2009, we received an order from Turkey for DVM-750 units valued in excess of $3.3 million.  This order represented our largest single international or domestic order for 2009 and was shipped during the fourth quarter 2009.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, the economic recession and a weakening of their currency exchange rates versus the U.S. dollar.  We have focused on our international business by hiring an international sales manager in January 2009, hiring a European-based sales manager in November 2009, and appointing international distributors in eight new countries during 2010.  We currently have 44 international distributors representing our products worldwide.  We expect that the availability of the DVM-750 will help to improve our international revenues. We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2011.  We believe this language flexibility will be a positive in our efforts to improve future international sales.

•
During the fourth quarter 2010, we commenced an initiative to reduce selling general and administrative costs (SG&A) and improve gross margins to a point where we can achieve consistent profitability in 2011 at a level of revenue that approximates our 2010 domestic revenue of about $24 million annually in DVM system sales to U.S. law enforcement agencies.  In that regard, we undertook headcount reductions and other cost reduction and containment measures during late 2010 and early 2011 that yielded annualized cost reductions approximating $4.0 million, including compensation reductions of approximately $2.6 million annually and SG&A cost reductions approximating $1.4 million annually. In addition, we are reorganizing our production and manufacturing operations by placing a greater emphasis upon contract manufacturers.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility in Grain Valley, Missouri.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  It is, of course, important that selected contract manufacturers be able to ramp up production quickly in order to meet the varying demands of our international customers.

•
Our recent operating losses and increases in inventory levels caused deterioration in our cash levels and liquidity in 2010 and 2009.  Our liquidity decreased during 2010, as our inventory balances increased and we repurchased approximately $470,000 of our common shares under our stock repurchase program. We had borrowed $1,500,000 under our line of credit as of December 31, 2010, which leaves limited or no available future borrowings under our credit facility as of December 31, 2010.  At such date, we have approximately $10.8 million in working capital primarily in the form of inventory and accounts receivable.   We are focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position during 2011.

Our line-of-credit facility, as amended, allows us to borrow up to $1,711,348 on a revolving basis.  We had borrowed $1.5 million as of December 31, 2010 giving us limited or no availability for future borrowings.  The current line-of-credit facility, as amended, requires us to maintain a minimum tangible net worth of $10 million until its maturity date in June 2011.  We had tangible net worth in excess of $11.5 million at December 31, 2010. If we do not regain profitability and operating losses continue, we may be at risk of not meeting such requirement. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances otherwise available under the credit facility.  We do not believe that the bank will extend or renew the facility under terms that are mutually agreeable upon the facility’s maturity.  We also believe that it is unlikely that we will be able to retire the existing borrowings at maturity in June 2011 without having a replacement credit facility in place unless our efforts to reduce our inventory and increase cash flow are successful. We are in discussions with various financial institutions and third parties with the goal of obtaining a replacement credit facility. However, it will be difficult to replace the existing line of credit facility given our recent operating losses and the current banking environment which may result in reduced growth prospects and profitability. Further, any new credit facility may not be on terms favorable to us.

Back to TOC

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to retire our credit facility.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 10 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We are contingently liable as of December 31, 2010 for standby letters of credit issued by our bank for an aggregate amount of $211,348 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in March 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute the Laser Ally, a proprietary law enforcement speed measurement device to our customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term expires, the parties may continue on a month-to-month basis and the agreement is terminable by either party upon thirty days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$250,317	$1,512,683
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$250,317	$5,038,683

Back to TOC

For the Years Ended December 31, 2010 and 2009

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2010 and 2009, represented as a percentage of total revenues for each respective year:

	Year Ended December 31,
	2010	2009
Revenue	100%	100%
Cost of revenue	52%	49%

Gross profit	48%	51%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	11%	13%
Stock-based compensation expense	7%	5%
Charges related to purchase and cancellation of employee stock options	—%	1%
Vendor settlements and credits	—%	(1%)
General and administrative expense	31%	26%

Total selling, general and administrative expenses	63%	58%

Operating loss	(15%)	(7%)
Interest income (expense)	—%	—%

Loss before income tax (provision) benefit	(15%)	(7%)
Income tax (provision) benefit	(11%)	3%

Net loss	(26%)	(4%)

Net loss per share information:
Basic	$(0.40)	$(0.07)
Diluted	$(0.40)	$(0.07)

Back to TOC

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500	An in-car digital audio/video system that is integrated into a rear view mirror. We sold our remaining inventory of this product as of December 31, 2010 and replaced it with the DVM-500 Plus model.	$3,995
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight.	$1,295
FirstVU	A body-worn digital audio/video camera system.	$ 995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995
Thermal Ally	A hand-held thermal imaging camera that improves night vision or other low-light situations.	$3,995

We sell through two separate channels:

•
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents.  Revenue is recorded when the product is shipped to the end customer.

•
Sales to international customers are generally made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as its compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when products are shipped to the international distributor consistent with the terms of the distribution agreement. Occasionally, we contract directly with the foreign customer for the sale of product and pay commissions to the distributor responsible for the sale.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape.   We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

We sold a total of 5,256 and 5,755 DVM units during the years ended December 31, 2010 and 2009, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 72% and 70% of total unit sales during the years ended December 31, 2010 and 2009, respectively.

Back to TOC

Revenues for the year ended December 31, 2010 and 2009 were $25,211,005 and $26,366,253, respectively, a decrease of $1,155,248 (4%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $7,300 in fiscal 2009 to $5,600 during fiscal 2010.  We shipped 25 individual orders in excess of $100,000 each for an aggregate of $5.9 million in revenue in 2010 compared to 24 orders individually in excess of $100,000 for total revenue aggregate of approximately $7.4 million in 2009.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 (FirstVU, Laser Ally and Thermal Ally), all of which have lower average selling prices than our digital video mirror lines.  We are hopeful that 2011 will see an easing of such budgetary constraints and that a normal purchasing pattern will resume, although we can make no assurances in this regard.

●
Our international revenues decreased substantially to $1,782,650, representing 7% of total revenues during fiscal 2010 compared to $3,971,297, representing 15% of total revenues during fiscal 2009.  Sales to certain countries that were strong revenue sources for us on an historical basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by hiring an international sales manager in January 2009, hiring a salesman to cover Europe and the Middle-East territories and appointing international distribution agents in eight new countries since January 1, 2010, which brings our total to 44 agents representing our products in countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in 2010; however, international sale cycles generally take longer than domestic business.  During October 2009, we were awarded a $3 million plus contract for our DVM-750 product from a customer in Turkey that shipped in the fourth quarter 2009.  We are reevaluating our international sales structure in light of our initiative to reduce SG&A expense and may make some adjustments in this area during 2011.

We maintained consistent retail pricing on our DVM-500 models during 2010 and do not plan any material changes in pricing during 2011 for the DVM-500 product series or the new products recently introduced.  Our newer mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2010 due to increased features.

Cost of Revenue

Cost of revenue on units sold for the years ended December 31, 2010 and 2009 was $13,083,756 and $12,933,209, respectively, an increase of $150,547 (1%).  The increase in costs of goods sold is primarily due to an increase in the cost of goods sold as a percent of revenues offset by a 4% decrease in revenues.  Cost of sales as a percentage of revenues increased to 52% during the year ended December 31, 2010 compared to 49% for the year ended December 31, 2009.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during 2011 and beyond.  The cost of our wireless transfer modules (WTMs) substantially increased our cost of sales during 2010 as we upgraded many existing and new customers to our new WTM upgrade, which was substantially more costly than our previous solution.  We were unable to pass the increased cost on to our customers for this WTM upgrade which negatively impacted our cost of sales. Our manufacturing overhead rates also increased during 2010, primarily due to higher than anticipated rework rates on our DVM products resulting from engineering changes to add or upgrade features. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our new products such as the DVM-750 and DVM-500 Plus are main focuses of management and engineering at the current time.  In addition, we are reorganizing our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility in Grain Valley, Missouri.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our new product offerings during 2011 will likely continue to negatively impact our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.  However, we will need to acquire test and calibration equipment to ensure that the completed products meet our specifications and requirements, which we expect will cost less than $100,000.

Back to TOC

We had $733,578 and $560,426 in reserves for obsolete and excess inventories at December 31, 2010 and December 31, 2009, respectively.  We have no remaining units of the legacy DVM-500 units in finished goods at December 31, 2010 and have discontinued it. Component parts specific to the DVM-500 remain in inventory at levels that are expected to be consumed for service and repair demands. Total raw materials and component parts were $4,272,304 and $3,915,440 at December 31, 2010 and December 31, 2009, respectively, an increase of $356,864 (9%).  Our initiative to improve gross margins includes the outsourcing of certain subcomponents to lower cost contract manufacturers.  In order to expedite the outsourcing of these subcomponents we acquired safety stock of certain long-lead parts during 2010 to reduce our risk of supply shortages in 2011 to meet increases in customer demand. The increase in raw materials and component parts reflect the procurement of this safety stock for our new contract manufacturers as they start initial production of our component parts.  The sale of this long-lead material at break-even or losses contributed to the increase in cost of sales as a percent of revenues during 2010; however, we believe that introduction of these new suppliers to our supply chain will help reduce cost of sales as a percent of revenues in 2011. Finished goods balances were $6,460,924 and $3,528,225 at December 31, 2010 and December 31, 2009, respectively. The increase in finished goods was primarily in the DVM-750 and DVM-500 Plus products, as our shipments in 2010 were significantly less than expected, particularly for our international customers.   These finished DVM units will be used to fulfill international and domestic orders during the first and second quarters of 2011. Finished goods also increased as we maintained supplies of our new products including the FirstVU, Thermal Ally and Laser Ally at December 31, 2010. We believe that our obsolescence risk was less at December 31, 2010 compared to December 31, 2009 because we have no remaining DVM-500 legacy systems in finished goods inventory and the overall increase in our reserve for obsolete inventory.  We believe these reserves are appropriate given our inventory levels at December 31, 2010 and the new product introductions that we anticipate during 2011.

Gross Profit

 Gross profit for the years ended December 31, 2010 and 2009 was $12,127,249 and $13,433,044, respectively, a decrease of $1,305,795 (10%).  The significant decrease is commensurate with the 4% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the year ended December 31, 2010.  Our gross profit percentage decreased to 48% for the year ended December 31, 2010 from 51% for the year ended December 31, 2009.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2011.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.  We expect an improvement in our gross margin percentage for 2011 compared to 2010 as a result of our manufacturing overhead reduction, cost containment and increased outsourcing to contract manufacturers’ initiatives offset by the impact of our new product offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,921,062 and $15,222,711 for the years ended December 31, 2010 and 2009, respectively, an increase of $698,351 (5%).  Overall selling, general and administrative expenses as a percentage of sales increased to 63% in 2010 compared to 58% in 2009.  The significant components of selling, general and administrative expenses are as follows:

	Year Ended December 31,
	2010	2009
Research and development expense	$3,437,959	$3,603,696
Selling, advertising and promotional expense	2,853,054	3,411,693
Stock-based compensation expense	1,755,720	1,399,879
Charge related to purchase and cancellation of employee stock options	—	358,104
Vendor settlements and credits	—	(278,173)
Professional fees and expense	1,132,513	1,118,771
Executive, sales and administrative staff payroll	3,881,263	3,016,035
Other	2,860,553	2,592,706
Total	$15,921,062	$15,222,711

Back to TOC

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $3,437,959 and $3,603,696 for the years ended December 31, 2010 and 2009, respectively, a decrease of $165,737 (5%).  The decrease from 2009 levels was attributable primarily to efforts early in 2009 to complete the DVM-750 product, which was plagued by delays and cost overruns that contributed to higher research and development expense levels during 2009.  We believe that our cost trends have improved substantially starting in the second quarter 2009 and continuing through 2010 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering who was hired in April 2009.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, DVM-250 event recorder and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 26 engineers at December 31, 2010, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2010 and 2009, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products designed for the school bus, mass transit, taxi cab, law enforcement and other markets, as well as upgrades to our existing product lines.  Our research and development expenses were at elevated levels during 2009 because of the substantial delays in the launch of our DVM-750 product as our engineers focused on initial production and other technical issues of the DVM-750 product.  During the third quarter 2009, we launched the DVM-500 Ultra and during the fourth quarter 2009 we launched the FirstVU. During the second quarter 2010 we introduced the Laser Ally hand-held speed detection product and in the fourth quarter 2010, we launched the Thermal Ally. We plan to launch the DVM-250 event recorder in the first quarter 2011.  The DVM-750, FirstVU and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to decrease during 2011 because several of our development projects are now completed and the engineers necessary to support our DVM-500 Plus and DVM-750 products decline. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $2,853,054 and $3,411,693 for the years ended December 31, 2010 and 2009, respectively, a decrease of $558,639 (16%) which is commensurate with the 4% decrease in revenues.  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $2,120,718 and $2,893,555 for the years ended December 31, 2010 and 2009, respectively, a decrease of $772,837 (27%), which is commensurate with the 4% sales decrease in 2010 compared to 2009 and the higher percentage of commissions paid on the $3.3 million sales to the Turkish National Police in 2009.  We accrued approximately $520,000 of commissions in 2009 related to such sale.  In addition, during 2009 and early 2010 incentives were paid to several sales agents in an attempt to improve sales in certain targeted markets.  These incentives were successful and resulted in sales during the year ended December 31, 2010, but were subject to reduced sales commission rates.  Sales commissions as a percentage of overall sales improved to 8.4% during the year ended December 31, 2010 compared to 11.0% for the year ended December 31, 2009.

Promotional and advertising expenses totaled $732,336 during the year ended December 31, 2010, compared to $518,138 during the year ended December 30, 2009, an increase of $214,198 (41%).   The increase is attributable to marketing brochures and other marketing initiatives designed to help launch the FirstVU, Thermal Ally and Laser Ally in 2010. We have increased our promotional and marketing efforts specifically on international customers in an attempt to restore our international revenues. In addition, we have increased the number of trade shows attended during 2010 compared to 2009, including both domestic and international venues.  We believe our increased presence at such trade shows will lead to higher revenues through new leads and product demonstrations.

Stock-based compensation expense.  Stock based compensation expense totaled $1,755,720 and $1,399,879 for the years ended December 31, 2010 and 2009, respectively, an increase of $355,841 (25%).  The increase was primarily attributable to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods compared to the prior years’ stock option grants.  Therefore amortization related to such restricted stock grants in January 2010 coupled with normal amortization of prior year stock option grants resulted in higher stock-based compensation expense in the year ended December 31, 2010 compared to 2009.

Charge related to purchase and cancellation of employee stock options.  Charges related to purchase and cancellation of employee stock options totaled $0 and $358,104 for the years ended December 31, 2010 and 2009, respectively a decrease of $358,104 (100%).  The decrease was attributable to the Separation Agreement entered into with our previous Vice President of Engineering and Production, who resigned during April 2009.  The Separation Agreement included a provision whereby the Company repurchased all of his vested and unvested stock options.  As a result, all remaining unamortized stock compensation expense related to the unvested stock options was expensed immediately.  The one-time charge totaled $358,104 and is included in charges related to purchase and cancellation of employee stock options for the year ended December 31, 2009.

Vendor Settlements and Credits. We resolved a dispute with a vendor during August 2009 that resulted in an aggregate benefit to us of $278,173.  We disputed the value of services and products delivered and invoiced to us.  The dispute was resolved through mediation prior to the filing of a lawsuit and resulted in us receiving a cash settlement of $200,000, plus the cancellation of $78,173 of account payables to this vendor.  We recognized an aggregate benefit of $278,173 during the year ended December 31, 2009, which was reflected as an offset to selling, general and administrative expenses.  No similar event occurred during the year ended December 31, 2010.

Professional fees and expense.  Professional fees and expenses totaled $1,132,513 and $1,118,771 for the years ended December 31, 2010 and 2009, respectively, an increase of $13,742 (1%).   Professional fees during 2010 were related primarily to normal public company matters, intellectual property matters, the DeHuff and Z3 Technologies, LLC litigation matters.  The DeHuff litigation was settled during 2010 for an immaterial amount. The increase in professional fees and expenses is primarily attributable to legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense.

Back to TOC

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $3,881,263 and $3,016,035 for the years ended December 31, 2010 and 2009, respectively, an increase of $865,228 (29%).  This increase is attributable to increased payroll costs related to additional sales and marketing personnel, the Vice President of Strategic Development hired in mid-year 2009 and the restoration effective January 1, 2010, of the 25% salary reduction voluntarily taken by officers and directors during 2009.   We have hired seven additional technical support staff to handle field inquiries, wireless download and installation matters. During November 2009, we hired a salesperson to cover Europe and the Middle East.  All of the foregoing contributed to higher payroll costs in 2010 compared to 2009.

Other.  Other selling, general and administrative expenses totaled $2,860,553 and $2,592,706 for the years ended December 31, 2010 and 2009, respectively, an increase of $267,847 (10%).  The increase in 2010 was primarily due to higher insurance and facility-related expenses as we leased additional office space for our engineering department and increased travel costs related to our attendance at international and domestic trade shows offset by cost containment measures implemented that resulted in lower consulting and other SG&A costs during 2010.  We plan to continue our cost containment initiatives in 2011 and expect the improvement in our overhead costs will continue.

Operating Loss

For the reasons previously stated, our operating loss was $3,793,813 and $1,789,667 for the years ended December 31, 2010 and 2009, respectively, a deterioration of $2,004,146 (112%).  Operating loss as a percentage of revenues increased to 15% in 2010 compared to 7% in 2009.  Our goal is to achieve profitability during 2011 if our revenue and gross margins increase through the increased sales of our DVM-750, DVM-250, Laser Ally, Thermal Ally and FirstVU products and we are successful with our previously announced SG&A cost reduction and gross margin improvement initiatives. The improvement in operating income is also dependent upon anticipated increases in funding to states, counties and municipalities from the federal stimulus funds, coupled with our continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income decreased to $24,153 in the year ended December 31, 2010 from $35,350 in 2009.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the year ended December 31, 2010 compared to 2009.

Interest Expense

We incurred interest expense of $24,865 in the year ended December 31, 2010.  We have not had any short or long-term interest bearing debt outstanding since May 2007.   However, we did draw $1.5 million on our line of credit agreement to fund our operating losses and the repurchase of $469,761 of common stock during the year ended December 31, 2010.  The outstanding balance on our line of credit was $1.5 million as of December 31, 2010.

Loss before Income Tax (Provision) Benefit

As a result of the above, we reported a loss before income tax benefit of $3,794,525 and $1,754,317 for the years ended December 31, 2010 and 2009, respectively, a deterioration of $2,040,208 (116%).

Income Tax (Provision) Benefit

Our income tax (provision) benefit was ($2,750,000) and $640,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we recorded a provision for income taxes at an effective tax rate of 73% compared to a benefit recorded at an effective rate of 37% for 2009.  We increased our valuation reserve on deferred tax assets by $4,330,000 in 2010 whereby we are now fully reserved due to our recent operating losses.  This was a non-cash charge and was the primary reason for our increased effective tax rate for 2010.

Back to TOC

The valuation allowance on deferred tax assets totaled $4,495,000 and $165,000 as of December 31, 2010 and December 31, 2009, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2009, we had recorded a valuation allowance of $165,000 based on our assessment of the realizability of our deferred tax assets at that date. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. We considered that business conditions had deteriorated late in 2008 and would likely continue to be weak through the first half of 2009. We also considered our cumulative profit over the previous three-year period and our future profit potential. Based on our assessment of these and other relevant factors, we determined that there was not sufficient positive or negative evidence to warrant an increase or decrease in the amount of the valuation allowance and that a valuation allowance of $165,000 was appropriate at December 31, 2009.

The economic recession and its effect on state and local governmental budgets in particular negatively impacted our performance in the first half of 2010 and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed improvement in the second half of 2010, but the impact to state and local budgets was still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in the third and fourth quarters of 2010 that placed us in a three year cumulative loss position at December 31, 2010. Although we expect that general economic and business conditions will likely continue to improve in 2011, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $4,495,000 million to fully reserve our deferred tax assets at December 31, 2010. We expect to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

We had approximately $3,240,000 of net operating loss carryforwards and $815,000 of research and development tax credit carryforwards as of December 31, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the years ended December 31, 2010 and 2009, we reported a net loss of $6,544,525 and $1,114,317, respectively, a deterioration of $5,430,208 (487%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.40 and $0.07 for the years ended December 31, 2010, and 2009, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2010 and 2009 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2009, we principally funded our operations internally through cash flow from operations and available cash balances; however, in 2010 we found it necessary to draw $1.5 million on our line of credit to supplement our cash needs. The borrowings during 2010 were used primarily to fund treasury stock acquisitions and to cover operating losses and working capital needs in particular inventory purchases and the payment of accrued commissions.    Our line-of-credit facility, as amended in March 2011, allows us to borrow up to $1.7 million on a revolving basis.  We had borrowed $1.5 million under the facility as of December 31, 2010, which after consideration of the outstanding letters of credit, gives us limited or no availability for future borrowings. The line-of-credit facility, as amended, requires us to maintain a minimum tangible net worth of $10 million until its maturity date in June 2011.  We had tangible net worth in excess of $11.5 million at December 31, 2010 and if we do not regain profitability and operating losses continue, we may be at risk of not meeting such requirement. If we do not maintain the required tangible net worth, the bank would have the discretion to discontinue any advances otherwise available under the credit facility.  In addition, the line-of-credit matures in June 2011 and we believe it is unlikely that our current bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We believe that it is unlikely that we will be able to retire the existing borrowings at maturity in June 2011 without having a replacement credit facility in place. We are in discussions with various financial institutions and third parties with the goal of obtaining a replacement credit facility. However, it will be difficult to replace the existing line of credit facility given our recent operating losses and the current banking environment, which may result in reduced growth prospects and profitability. Any new credit facility may not be on terms favorable to us.  We intend to repay the facility through reduction of inventory and cash flow from operations, although there can be no assurance that we will be able to do so.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and have not retired our credit facility before its maturity date.

Back to TOC

Cash and cash equivalents balances:  As of December 31, 2010, we had cash and cash equivalents with an aggregate balance of $623,475, an increase from a balance of $183,150 at December 31, 2009.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $440,325 net increase in cash during the year ended December 31, 2010:

•	Operating activities:
$176,424 of net cash used in operating activities, primarily to fund an increase in inventory levels, a reduction in accrued expenses offset by collections of accounts receivables and an increase in accounts payable.  Non-cash charges to income, such as the deferred tax provision, depreciation and amortization and stock-based compensation helped offset the net cash used in operating activities.  Our cash flow from operating activities was also negatively affected by non-cash deferred tax benefits during the period.

•	Investing activities:
$383,790 of net cash used in investing activities, primarily to acquire equipment to expand our research, development and production capabilities, furniture and fixtures related to our new corporate offices  and the costs to acquire patents on our proprietary technology utilized in our new products.

•	Financing activities:
$1,000,539 of net cash provided by financing activities, representing borrowings under our letter of credit and the proceeds from the exercise of stock options offset by the purchase of treasury stock.

Operating activities:  Net cash used in operating activities was $176,424 for the year ended December 31, 2010 compared to net cash used in operating activities of $210,237 for the year ended December 31, 2009, an improvement  of $33,813.  The improvement in cash flow from operations for 2010 was primarily the result of collections of accounts receivable, the deferred tax provision and increases in accounts payable offset by increases in our net losses, increased inventory levels and reduction in accrued expenses.  We anticipate that we will increase revenues, return to profitability and decrease our inventory levels during 2011, thereby providing positive cash flows from operations.

Investing activities:  Cash used in investing activities was $383,790 and $570,847 for the years ended December 31, 2010 and 2009, respectively.  In both 2010 and 2009, we purchased production, research and development equipment and office furniture and fixtures to support our activities. During 2010, we leased additional office space which required expenditures for furniture, fixtures and equipment.  During 2010 and 2009, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets

Financing activities:  During the year ended December 31, 2010, net cash provided by financing activities was $1,000,539, which is attributable to net borrowings of $1,500,000 under our line of credit and proceeds received from the exercise of stock options offset by the purchase of treasury stock totaling $469,761. During 2009, we purchased common shares held in treasury in the amount of $63,112.

The net result of these activities was an increase in cash of $440,325 to $623,475 for the year ended December 31, 2010.

Commitments:

We had $623,475 of cash and cash equivalent balances and net positive working capital approximating $10.8 million as of December 31, 2010.  Accounts receivable balances represented $4,779,553 of our net working capital at December 31, 2010.  We had an outstanding receivable related to our 2009 Turkish sale totaling $3,155,582 as of December 31, 2009, which was collected during the year ended December 31, 2010, providing significant liquidity.  We intend to collect our remaining outstanding receivables on a timely basis and reduce the overall level substantially during 2011, which would help to provide positive cash flow to support our operations during 2011.  Inventory represented $10,088,285 of our net working capital at December 31, 2010 and finished goods represented $6,460,924 of total inventory.  We expect that finished goods will be converted to cash quickly when customer orders are received and shipments occur in 2011.  We are actively managing the overall level of inventory and believe that such levels will be reduced during 2011, which should provide additional cash flow to help support our operations during 2011.

Borrowings outstanding under our current line of credit are at $1.5 million, which leaves limited or no further available borrowings as of December 31, 2010. Furthermore, our current facility matures in June 2011 and we believe it is unlikely that the bank will be willing to extend or renew the facility under terms that are mutually agreeable.  We also believe that it is unlikely that we will be able to retire the existing borrowings at maturity in June 2011 without having a replacement credit facility in place. It will be difficult to replace the existing line of credit facility given our recent operating losses and the current banking environment which may result in reduced growth prospects and profitability.   This represents a substantial commitment whereby we will have to pay off the existing borrowings prior to the expiration date of the credit facility.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and have not retired our credit facility on or before its maturity date.

Back to TOC

Capital Expenditures.  We had no material commitments for capital expenditures at December 31, 2010.

Lease commitments.  We had several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  We have also entered into month-to-month leases for equipment and facilities.  Rent expense for the years ended December 31, 2010 and 2009 was $407,070 and $390,196, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2011	$358,325
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$608,378

License agreements.  We have several license agreements whereby we have been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $19,909 and $38,646 for the years ended December 31, 2010 and 2009, respectively.

The following is a summary of our licenses as of December 31, 2010:

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

During April 2009, we terminated two production license agreements, and terminated our production software license agreement, because of failure of the counter party to deliver the required materials, refusal to honor warranty provisions and other matters.  Both of these terminations are in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation” below.

Supply and distribution agreements.  We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute the Laser Ally, a proprietary law enforcement speed measurement device to our customers.   The initial term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and the agreement is terminable by either party upon thirty days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$250,317	$1,512,683
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$250,317	$5,038,683

Back to TOC

During the year ended December 31, 2010 we purchased $250,317 of the product in accordance with the supply and distribution agreement.  Considering the purchases to-date, our remaining obligation to purchase product for the period August 2010 through February 2012 is $1,512,683 as of December 31, 2010.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us from such risks.

Litigation.  We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements.  However, an adverse outcome in certain of the actions could have a material adverse effect on the financial results in the period in which it is recorded.

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we have asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied our claims and has filed counterclaims that allege we did not have the right to terminate the contracts and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced and no trial date has been set.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded us an interlocutory judgment against a previous contract manufacturer for the Company.  We have filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving us.   The interlocutory judgment was entered in favor us against the supplier that in effect cancelled all purchase orders and confirmed that we have no further obligations, whether monetary or otherwise, to the supplier.  We recorded a benefit of approximately $72,000 during the three months ended December 31, 2009 representing the amount of unpaid invoices to the supplier which it is no longer obligated to pay.  We received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding us total damages and legal fees of $11,166,686. We will pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  We have filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to our business from time to time, including customer collections, vendor and employment-related matters.  We believe the likely outcome of any other pending cases and proceedings will not be material to our business or our financial condition.

 401 (k) Plan.  In July 2008, we amended and restated our 401(k) retirement savings plan.  The amended plan requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  We have made matching contributions totaling $158,225 and $154,099 for the years ended December 31, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  We purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the year ended December 31, 2010.  We have repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to December 31, 2010.

Standby Letters of Credit. We are contingently liable as of December 31, 2010 for standby letters of credit issued by our bank for an aggregate amount of $211,348 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in March 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

Back to TOC

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in note 1 to our condensed consolidated financial statements included in Item 1, “Financial Statements”, of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Revenue Recognition/ Allowance for Doubtful Accounts;

•	Allowance for Excess and Obsolete Inventory;

•	Warranty Reserves;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

Revenue Recognition / Allowances for Doubtful Accounts.

Revenue is recognized for the shipment of products or delivery of service when all four of the following conditions are met:

(i)	Persuasive evidence of an arrangement exists;

(ii)	Delivery has occurred;

(iii)	The price is fixed or determinable; and

(iv)	Collectability is reasonably assured.

We review all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements.

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible on cumulative revenues of $107.7 million since we commenced deliveries during 2006.  As of December 31, 2010 and December 31, 2009, we have a recorded a reserve for doubtful accounts of $110,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2010.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Raw material and component parts	$4,272,304	$3,915,440
Work-in-process	88,635	487,266
Finished goods	6,460,924	3,528,225

Subtotal	10,821,863	7,930,931
Reserve for excess and obsolete inventory	(733,578)	(560,426)

Total	$10,088,285	$7,370,505

Back to TOC

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 6.8% of the gross inventory balance at December 31, 2010, compared to 7.1% of the gross inventory balance at December 31, 2009.  Our finished goods are composed primarily of our new DVM-750 system, the DVM-500 Plus, the FirstVU, the Laser Ally, the Thermal Ally and the DVF 500 flashlight products which are not considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of December 31, 2010 and therefore it does not represent an obsolescence risk.  Raw material and component part inventory balances were increased at December 31, 2010, compared to December 31, 2009, as we carried supplies of our new products introduced in 2010.  In 2011 we are focused on outsourcing more component part production and increasing our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during 2011.  The level of finished goods at December 31, 2010 was increased because of two primary factors:  (1) we launched the DVM-500 Ultra and FirstVU products during late 2009 and the Thermal Ally and Laser Ally during 2010, which requires us to maintain additional finished goods inventory to meet expected demands for these new products, and (2) we produced additional DVM-750 units in order to accommodate several expected orders that did not materialize prior to December 31, 2010.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $228,233 as of December 31, 2010 compared to $277,137 as of December 31, 2009, which reflects the decreased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2010, which has contributed to the relatively stable level of warranty reserves.  We are introducing several new products, including the FirstVU, Laser Ally, and Thermal Ally, during 2010 for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were 107,500 options granted during the year ended December 31, 2010.  The assumptions used for the determining the grant-date fair value of options granted during the year ended December 31, 2010 are reflected in the following table:

Year Ended December 31, 2010
Expected term of the options in years	2-5 years
Expected volatility of Company stock	71% - 76%
Expected dividends	None
Risk-free interest rate	0.51% - 2.13%
Expected forfeiture rate	5.00%

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

Back to TOC

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of December 31, 2010 range from 0% to 5%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2010, cumulative valuation allowances in the amount of $4,495,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $4,495,000 to fully reserve our deferred tax assets at December 31, 2010. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of December 31, 2010 representing uncertain tax positions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Back to TOC

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

Back to TOC
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information appearing in our definitive proxy statement, to be filed no later than 120 days after December 31, 2010, is incorporated herein by reference:

•	Information appearing under the heading “Election of Directors,”
•	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,”
•	Information appearing under the heading “Corporate Governance” regarding identification of the Audit Committee and Audit Committee financial experts.

We have adopted a code of business ethics and conduct that applies to our directors, officers and employees, including our chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of business ethics and conduct is available on our website at www.digitalallyinc.com. We intend to provide information on our website regarding amendments to or waivers from the code of business ethics and conduct.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2010, in the sections entitled “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2010, in the section titled “Equity Compensation Plan Information as of December 31, 2010” and in the section titled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2010, in the section titled “Transactions with Related Persons” and “Corporate Governance” regarding director independence and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2010, in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.

Back to TOC

10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.		X
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10K for the Year ending December 31, 2009.
23.1	Consent of McGladrey & Pullen LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
23.3	Consent of Grant Thornton LLP		X
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2010 and 2009.		X
______
* Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission.  Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

Back to TOC

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

Signature and Title	Date

/s/ Stanton E. Ross	March 30, 2011
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 30, 2011
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 30, 2011
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 30, 2011
Daniel F. Hutchins, Director

/s/ BERNARD A. BIANCHINO	March 30, 2011
Bernard A. Bianchino, Director

/s/ KENNETH L. MCCOY	March 30, 2011
Kenneth L. McCoy, Director and Vice President-Marketing

/s/ Thomas J. Heckman	March 30, 2011
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Back to TOC

Back to TOC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Digital Ally, Inc.

We have audited the accompanying consolidated balance sheet of Digital Ally, Inc. (a Nevada corporation) and subsidiary as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Kansas City, Missouri
March 30, 2011

Back to TOC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Digital Ally, Inc.

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and subsidiary as of December 31, 2009, and the related consolidated statements of operations and stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2009, and  results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

March 22, 2010
Kansas City, Missouri

Back to TOC

DIGITAL ALLY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$623,475	$183,150
Accounts receivable-trade, less allowance for doubtful accounts of $110,000 - 2010 and $110,000 – 2009	4,779,553	8,398,353
Accounts receivable-other	345,711	476,049
Inventories	10,088,285	7,370,505
Prepaid expenses	341,584	224,923
Deferred taxes, net	—	1,695,000

Total current assets	16,178,608	18,347,980

Furniture, fixtures and equipment	3,352,372	3,010,977
Less accumulated depreciation and amortization	2,307,244	1,592,874

	1,045,128	1,418,103

Deferred taxes, net	—	1,160,000
Intangible assets, net	293,577	336,182
Other assets	91,133	135,674

Total assets	$17,608,446	$21,397,939

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,157,033	$2,000,541
Line of credit	1,500,000	—
Accrued expenses	728,479	1,781,969
Income taxes payable	25,625	9,171
Customer deposits	2,642	39,924

Total current liabilities	5,413,779	3,831,605

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,652,218 – 2010 and 16,169,739 – 2009	16,652	16,170
Additional paid in capital	21,649,567	20,007,430
Treasury stock, at cost (shares: 508,145 – 2010 and 248,610 - 2009)	(2,157,226)	(1,687,465)
Accumulated deficit	(7,314,326)	(769,801)

Total stockholders’ equity	12,194,667	17,566,334

Total liabilities and stockholders’ equity	$17,608,446	$21,397,939

See Notes to Consolidated Financial Statements.

Back to TOC

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED
DECEMBER 31, 2010 AND 2009

	2010	2009

Product revenue	$24,581,907	$25,318,294
Other revenue	629,098	1,047,959

Total revenue	25,211,005	26,366,253
Cost of revenue	13,083,756	12,933,209

Gross profit	12,127,249	13,433,044

Selling, general and administrative expenses:
Research and development expense	3,437,959	3,603,696
Selling, advertising and promotional expense	2,853,054	3,411,693
Stock-based compensation expense	1,755,720	1,399,879
Charges related to purchase and cancellation of employee stock options	—	358,104
Vendor settlements and credits	—	(278,173)
General and administrative expense	7,874,329	6,727,512

Total selling, general and administrative expenses	15,921,062	15,222,711

Operating loss	(3,793,813)	(1,789,667)

Interest income	24,153	35,350
Interest expense	(24,865)	—

Loss before income tax (provision) benefit	(3,794,525)	(1,754,317)
Income tax (provision) benefit	(2,750,000)	640,000

Net loss	$(6,544,525)	$(1,114,317)

Net loss per share information:
Basic	$(0.40)	$(0.07)
Diluted	$(0.40)	$(0.07)

Weighted average shares outstanding:
Basic	16,315,026	15,797,991
Diluted	16,315,026	15,797,991

See Notes to Consolidated Financial Statements.

Back to TOC

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid In Capital		Accumulated deficit
	Shares	Amount		Treasury stock		Total
Balance, January 1, 2009	15,926,077	$15,926	$18,428,292	$(1,624,353)	$344,516	$17,164,381

Stock-based compensation	—	—	1,757,983	—	—	1,757,983

Deficiency in tax benefits related to stock-based compensation	—	—	(120,000)	—	—	(120,000)

Restricted common stock grant	25,000	25	(25)	—	—	—
Stock options exercised at:
$1.00 per share	100,000	100	99,900	—	—	100,000
$1.60 per share	142,901	143	228,499	—	—	228,642
$1.95 per share	125,000	125	243,625	—	—	243,750
$2.15 per share	5,000	5	10,745	—	—	10,750

Common stock surrendered as consideration for cashless exercise of stock options	(154,239)	(154)	(321,589)	—	—	(321,743)

Purchase of 38,250 common shares for treasury	—	—	—	(63,112)	—	(63,112)

Purchase and cancellation of employee stock options	—	—	(320,000)	—	—	(320,000)

Net loss	—	—	—	—	(1,114,317)	(1,114,317)

Balance, December 31, 2009	16,169,739	16,170	20,007,430	(1,687,465)	(769,801)	17,566,334

Stock-based compensation	—	—	1,755,720	—	—	1,755,720

Deficiency in tax benefits related to stock-based compensation	—	—	(125,000)	—	—	(125,000)

Stock options exercised at:
$1.00 per share	230,000	230	229,770	—	—	230,000
$1.60 per share	250,000	250	399,750	—	—	400,000
$1.78 per share	500	—	890	—	—	890
$2.15 per share	100,000	100	214,900	—	—	215,000

Common stock surrendered as consideration for cashless exercise of stock options	(348,890)	(349)	(833,642)	—	—	(833,991)

Restricted common stock grant	250,869	251	(251)	—	—	—

Purchase of 259,535 common shares for treasury	—	—	—	(469,761)	—	(469,761)

Net loss	—	—	—	—	(6,544,525)	(6,544,525)

Balance, December 31, 2010	16,652,218	$16,652	$21,649,567	$(2,157,226)	$(7,314,326)	$12,194,667

See Notes to Consolidated Financial Statements.

Back to TOC

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:
Net loss	$(6,544,525)	$(1,114,317)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	799,370	914,856
Stock based compensation	1,755,720	1,757,983
Provision for inventory obsolescence	173,152	31,304
Provision for bad debts	—	34,066
Deferred tax provision (benefit)	2,855,000	(535,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	3,618,800	(2,190,113)
Accounts receivable - other	130,338	(61,873)
Inventories	(2,890,932)	958,152
Prepaid income taxes	—	85,943
Prepaid expenses	(116,661)	(7,007)
Other assets	44,541	13,392
Increase (decrease) in:
Accounts payable	1,156,492	(791,024)
Accrued expenses	(1,136,891)	728,345
Income taxes payable	16,454	9,171
Customer deposits	(37,282)	(44,115)

Net cash used in operating activities	(176,424)	(210,237)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(341,395)	(539,772)
Additions to intangible assets	(42,395)	(31,075)

Net cash used in investing activities	(383,790)	(570,847)

Cash Flows from Financing Activities:
Net borrowings of line-of-credit	1,500,000	—
Proceeds from exercise of stock options and warrants	95,300	261,399
Deficiency in tax benefits related to stock-based compensation	(125,000)	(120,000)
Purchase of common shares for treasury	(469,761)	(63,112)
Purchase of employee stock options	—	(320,000)

Net cash provided by (used in) financing activities	1,000,539	(241,713)

Net increase (decrease) in cash and cash equivalents	440,325	(1,022,797)
Cash and cash equivalents, beginning of period	183,150	1,205,947

Cash and cash equivalents, end of period	$623,475	$183,150

Supplemental disclosures of cash flow information:
Cash payments for interest	$24,865	$—

Cash payments for income taxes	$15,783	$21,811

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$58,750	$58,750

Common stock surrendered as consideration for exercise of stock options	$833,991	$321,743

See Notes to Consolidated Financial Statements.

Back to TOC

DIGITAL ALLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations.  The Company has recently introduced a laser speed detection device and a thermal imaging camera that will be offered primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheets until payments are remitted.

Back to TOC

Other revenue is comprised of revenues from repair services, leasing services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon shipment of the product and acceptance of the service or materials to the end customer.

Sales returns and allowances aggregated $801,601 and $1,765,203 for the years ended December 31, 2010 and 2009, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of December 31, 2010 are short-term investments in repurchase agreements with its bank of approximately $710,000, which is collateralized 105% by the pledge of government agency securities.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of December 31, 2010 and December 31 2009, there was no impairment in the carrying value of long-lived assets.

Back to TOC

Warranties:

The Company’s products carry explicit product warranties that extend two years from the date of shipment.  The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.  Accrued warranty costs are included in accrued expenses.

Customer deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history.  Customer deposits are reflected as a current liability in the accompanying balance sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $80,794 and $103,136 for the years ended December 31, 2010 and 2009, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $732,336 and $518,138 for years ended December 31, 2010 and 2009, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2010 and 2009.  There have been no penalties in 2010 and 2009.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the years ended December 31, 2010 and 2009 were approximately $3,437,959 and $3,603,696, respectively.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees, board of directors and certain third party contractors.  Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock which generally are subject to vesting requirements.  The Company records stock-based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

Back to TOC

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

Income per Share:

In June 2008, the FASB issued authoritative guidance entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-1).  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of income (loss) per share pursuant to the two-class method for all periods presented.  The two-class method is an income (loss) allocation formula that treats a participating security as having rights to undistributed income (loss) that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of income (loss) per share using the two-class method for the years ended December 31, 2010 and 2009.  Unvested service-based restricted shares totaled 205,894 and 25,000 at December 31, 2010 and 2009, respectively.  Basic income (loss) per share is calculated by first allocating income (loss) between common shareholders and participating securities.  Income (loss) attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed income (loss) to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the years ended December 31, 2010 and 2009, sales by geographic area were as follows:

	Year Ended December 31,
	2010	2009
Sales by geographic area:
United States of America	$23,428,355	$22,394,326
Foreign	1,782,650	3,971,297

	$25,211,005	$26,366,253

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

Back to TOC

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $110,000 and $110,000 as of December 31, 2010 and December 31, 2009, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Two distributor/agents individually exceeded 10% and in the aggregate represented $8,086,905, or 32% of total revenues for the year ended December 31, 2010.   Three distributor/agents individually exceeded 10% and in the aggregate represented $11,099,130, or 42% of total revenues for the year ended December 31, 2009.  No customer’s receivable balance exceeded 10% of total accounts receivable as of December 31, 2010.

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

NOTE 3. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Beginning balance	$110,000	$90,000
Provision for bad debts	—	34,066
Charge-offs to allowance, net of recoveries	—	(14,066)

Ending balance	$110,000	$110,000

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Raw material and component parts	$4,272,304	$3,915,440
Work-in-process	88,635	487,266
Finished goods	6,460,924	3,528,225

Subtotal	10,821,863	7,930,931
Reserve for excess and obsolete inventory	(733,578)	(560,426)

Total	$10,088,285	$7,370,505

Finished goods inventory includes units held by potential customers and sales agents for demonstration, test and evaluation purposes.  The cost of such units totaled $872,369 and $933,986 as of December 31, 2010 and December 31, 2009, respectively.

Back to TOC

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2010 and 2009:

	Estimated Useful Life	2010	2009
Office furniture, fixtures and equipment	3-10 years	$1,662,397	$1,594,568
Warehouse and production equipment	3-5 years	1,356,773	1,129,821
Tradeshow equipment	3-5 years	178,437	168,450
Leasehold improvements	2-5 years	80,167	74,460
Website development	3 years	11,178	11,178
Rental equipment	3 years	63,420	32,500

Total cost		3,352,372	3,010,977
Less: accumulated depreciation and amortization		(2,307,244)	(1,592,874)

Net furniture, fixtures and equipment		$1,045,128	$1,418,103

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$255,000	$163,869	$91,131	$255,000	$78,869	$176,131

Unamortized intangible assets:
Patents and trademarks pending	202,446	—	202,446	160,051	—	160,051

Total	$457,446	$163,869	$293,577	$415,051	$78,869	$336,182

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities.  If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2010 and 2009 was $85,000 and $60,536, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2011	$66,667
2012	24,464
2013	—
2014	—
2015 and thereafter	—

$91,131

NOTE 7. PLEDGED ASSETS AND BANK LINE OF CREDIT

On March 2, 2011, the Company amended its existing credit facility with a bank whereby the maximum available borrowings was reduced to $1.7 million and the minimum tangible net worth requirement was reduced to $10,000,000.   The maximum available borrowings were $2.5 million and the minimum tangible net worth requirement was $15 million prior to such amendment.  The amendment was necessary to accommodate the Company’s noncash charge to earnings of $4.2 million during the fourth quarter 2010 due to the increase in the valuation reserve on deferred tax assets as of December 31, 2010.  The line of credit is secured by eligible trade receivables, inventory and equipment and bears variable interest at the bank’s prime rate (3.25% at December 31, 2010) minus 0.50%, with a floor of 5.50%.  The line of credit agreement, as amended, contains a covenant that requires the Company to maintain tangible net worth (as defined in the agreement and determined at quarter end) of $10.0 million as of December 31, 2010 and at each calendar quarter end thereafter.  As of December 31, 2010 there were borrowings totaling $1.5 million outstanding under this credit facility and after consideration of outstanding letters of credit, the Company has limited or no amounts available for future borrowings.  As of December 31, 2009, there were no amounts outstanding and there were no borrowings under the credit facility during the year ended December 31, 2009.  The existing line of credit matures on June 12, 2011 and management is seeking to renew or replace the credit facility with another bank, although there can be no assurance that it will be successful on commercially reasonable terms.

Back to TOC

Tangible net worth as defined in the credit agreement was approximately $11.5 million as of December 31, 2010, compared to the required minimum of $10.0 million.  The credit facility defines tangible net worth as the net book value of the Company’s total assets, excluding total liabilities and intangible assets.  Intangible assets is defined to include general intangibles, software (purchased or developed in-house); accounts receivable and advances due from officers, directors, employees stockholders and affiliates; leasehold improvements net of depreciation; licenses; goodwill; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations capitalized research and development costs; and the capitalized costs of patents, trademarks, service marks and copyrights net of amortization.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Accrued warranty expense	$228,233	$277,137
Accrued sales commissions	51,596	933,402
Accrued payroll and related fringes	360,713	343,371
Employee separation agreement	—	182,661
Other	87,937	45,398

	$728,479	$1,781,969

Accrued warranty expense was comprised of the following for the year ended December 31, 2010:

Beginning balance	$277,137
Provision for warranty expense	135,906
Charges applied to warranty reserve	(184,810)

Ending balance	$228,233

NOTE 9. INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current taxes:
Federal	$—	$—
State	(20,000)	(15,000)

Total current taxes	(20,000)	(15,000)
Deferred tax (provision) benefit	(2,730,000)	655,000

Income tax (provision) benefit	$(2,750,000)	$640,000

Total income tax (provision) benefit allocation:
Loss from operations	$(2,750,000)	$640,000
Stockholders’ equity, for compensation expense for financial reporting purposes in excess of amounts recognized for tax reporting purposes	(125,000)	(105,000)

	$(2,855,000)	$535,000

Back to TOC

The Company received total consideration of $845,890 and $261,399 during the year ended December 31, 2010 and 2009, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $329,737 and $288,350 relative to the exercise of such stock options during the year ended December 31, 2010 and 2009, respectively.  The related deficiency in tax benefits aggregated $125,000 for the year ended December 31, 2010, which has been allocated directly to additional paid in capital.

During April 2009, the Company repurchased and cancelled outstanding stock options from a former employee to acquire a total of 950,000 shares of common stock for approximately $320,000.  The repurchase/cancellation of these stock options resulted in a net deficiency compared to the net deferred tax benefit previously recorded.  The related deficiency in tax benefits aggregated $120,000 for the year ended December 31, 2009.

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2010 and 2009 to the Company’s effective tax rate is as follows:

	2010	2009
U.S. Statutory tax rate	34.0%	34.0%
State taxes, net of Federal benefit	3.4%	2.7%
State tax credits	5.1%	2.3%
Federal Research and development tax credits	5.8%	10.3%
Stock based compensation	(2.4)%	(9.7)%
Change in valuation reserve on deferred tax assets	(114.1)%	—%
Other, net	(4.3)%	(3.1)%

Income tax (provision) benefit	(72.5)%	36.5%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Stock-based compensation	$1,555,000	$1,422,000
Start-up costs	165,000	165,000
Inventory reserves	270,000	211,000
Uniform capitalization of inventory costs	20,000	18,000
Allowance for doubtful accounts receivable	40,000	42,000
Other reserves	140,000	105,000
Accrued expenses	135,000	138,000
Net operating loss carryforward	1,185,000	356,000
Research and development tax credit carryforward	815,000	595,000
Alternative minimum tax credit carryforward	90,000	92,000
State jobs credit carryforward	100,000	65,000
State research and development credit carryforward	145,000	65,000
Other	5,000	5,000

Total deferred tax assets	4,665,000	3,214,000
Valuation reserve	(4,495,000)	(165,000)

Net deferred tax assets	170,000	3,049,000
Deferred tax liabilities:
Domestic international sales company	(100,000)	—
Equipment depreciation	(70,000)	(194,000)

Net deferred tax assets (liability)	$—	$2,855,000

Net deferred tax asset (liability) are classified in our consolidated balance sheets as follows:
Current	$—	$1,695,000
Non-current	$—	$1,160,000

Back to TOC

The valuation allowance on deferred tax assets totaled $4,495,000 and $165,000 as of December 31, 2010 and December 31, 2009, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2009, we had recorded a valuation allowance of $165,000 based on our assessment of the realizability of our deferred tax assets at that date. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. We considered that business conditions had deteriorated late in 2008 and would likely continue to be weak through the first half of 2009. We also considered our cumulative profit over the previous three-year period and our future profit potential. Based on our assessment of these and other relevant factors, we determined that there was not sufficient positive or negative evidence to warrant an increase or decrease in the amount of the valuation allowance and that a valuation allowance of $165,000 was appropriate at December 31, 2009.

The economic recession and its effect on state and local governmental budgets in particular remained weak in the first half of 2010 and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economic recession showed improvement in the second half of 2010 but the impact to state and local budgets are still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in the third and fourth quarters of 2010 that placed us in a three year cumulative loss position at December 31, 2010. Although we expect that general economic and business conditions will likely continue to improve in 2011, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $4,495,000 to fully reserve our deferred tax assets at December 31, 2010. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity
.
At December 31, 2010, the Company had available approximately $3,245,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2030.  In addition, the Company had research and development tax credit carryforwards totaling $815,000 available as of December 31, 2010, which expire between 2023 and 2030.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the years ended December 31, 2010 and 2009 was $407,070 and $390,196, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Back to TOC

Year ending December 31:
2011	$358,325
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$608,378

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $19,909 and $38,646 for the years ended December 31, 2010 and 2009, respectively.

Following is a summary of the Company’s licenses as of December 31, 2010:

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

During April 2009, the Company terminated two license agreements, because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  In addition, one of the agreements was never approved by the Company. Both of these terminations are in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$250,317	$1,512,683
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$250,317	$5,038,683

During the year ended December 31, 2010 the Company purchased $250,317 of the product in accordance with the supply and distribution agreement.  Considering the purchases to-date, the Company’s remaining obligation to purchase product for the period August 2010 through February 2012 is $1,512,683 as of December 31, 2010.  The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company from such risks.

Back to TOC

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

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contracts and therefore Z3 has been damaged for loss of profits and related damages.  Discovery and depositions by both parties have commenced and no trial date has been set.

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

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $158,225 and $154,099 for the years ended December 31, 2010 and 2009, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2011.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company purchased 259,535 shares under this program for a total cost of $469,761 (average cost of $1.81 per share) during the year ended December 31, 2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to December 31, 2010.

Standby Letters of Credit.  The Company is contingently liable as of December 31, 2010 for standby letters of credit issued by our bank for an aggregate amount of $211,348 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in March 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

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

Back to TOC

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,755,720 and $1,399,879 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company has adopted four separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), and (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 6,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having 10-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered all 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 784,333 options remain available for grant under the various Plans as of December 31, 2010.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued an aggregate of 430,000 stock options to non-employees for services rendered that are subject to the same general terms of which 30,000 remain outstanding as of December 31, 2010.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the years ended December 31, 2010 and 2009 are reflected in the following table:

	Year Ended December 31,
	2010	2009
Expected term of the options in years	2-5 years	2-5 years
Expected volatility of Company stock	71% - 76%	76% - 86%
Expected dividends	None	None
Risk-free interest rate	0.51% - 2.13%	0.84% - 2.66%
Forfeiture rate	5%	5%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	4,668,726	$2.71
Granted	117,500	1.97
Exercised	(232,110)	1.08
Exercised and surrendered/cancelled (cashless exercise)	(348,390)	1.71
Forfeited	(204,000)	3.36

Outstanding at December 31, 2010	4,001,726	$2.83

Exercisable at December 31, 2010	2,826,726	$2.32

Weighted-average fair value for options granted during the period at fair value	117,500	$1.03

The Company’s 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  During the year ended December 31, 2010, a total of 348,390 options with an intrinsic value of $497,190 were exercised and the underlying common stock was concurrently surrendered and cancelled as consideration for the cashless exercise price of 161,610 shares issued upon the exercise of stock options.

Back to TOC

At December 31, 2010, the aggregate intrinsic value of options outstanding was approximately $753,845, the aggregate intrinsic value of options exercisable was approximately $733,285, and the aggregate intrinsic value of options exercised during the year ended December 31, 2010 was $549,437.

As of December 31, 2010, the unamortized portion of stock compensation expense on all existing stock options was $806,341, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2010:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	1,883,805	6.2 years	1,442,305	5.4 years
$2.00 to $2.99	927,421	1.6 years	834,921	0.8 years
$3.00 to $3.99	193,000	7.4 years	41,500	5.2 years
$4.00 to $4.99	252,500	6.8 years	252,500	7.8 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	705,000	7.0 years	215,500	7.0 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	5.7 years	30,000	5.7 years
$9.00 to $9.99	10,000	2.6 years	10,000	2.6 years

	4,001,726	5.3 years	2,826,726	4.3 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans.  Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over one to four years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2010 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2010	25,000	$2.35
Granted	250,869	2.89
Vested	(69,975)	2.87
Forfeited	—	—

Nonvested balance, December 31, 2010	205,894	$2.83

Back to TOC

During 2010, the Company granted 250,869 shares of restricted stock to officers and non-employee directors pursuant to a restricted stock agreement.  The grant consisted of 67,475 issued to non-employee directors that fully vested on May 4, 2010 and 183,394 shares issued to officers that fully vest on January 4, 2011  The Company estimated the fair market value of these restricted stock grant at $725,011 based on the closing market price on the date of grant ($2.89 per share).  As of December 31, 2010, there was $26,438 of total unrecognized compensation costs related to the non-vested restricted stock grant, which will be amortized over the next 30 months in accordance with the graduated vesting scale.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Numerator for basic and diluted loss per share – Net loss	$(6,544,525)	$(1,114,317)

Denominator for basic loss per share – weighted average shares outstanding	16,315,026	15,797,991
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,315,026	15,797,991

Net loss per share:
Basic	$(0.40)	$(0.07)
Diluted	$(0.40)	$(0.07)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the years ended December 31, 2010  and 2009, because of the net loss incurred for the respective periods all outstanding stock options to purchase common stock were antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted loss per share.

NOTE 13. SUBSEQUENT EVENTS

On January 4, 2011, the vesting provisions on 183,394 shares of restricted common stock were satisfied and accordingly the underlying common shares are no longer restricted.

On January 11, 2010, the Board of Directors granted options to purchase 580,000 shares of common stock to Officers and Directors with an exercise price of $1.65 per share. Directors received 30,000 of these options that will vest on May 4, 2010 and officers received 550,000 which vest over a 4-year graduated scale assuming that they are employed by the Company at that date.   In addition, a Director was granted 5,000 restricted shares that will vest on May 4, 2011 assuming he remains as a member of the Board of Directors.

On January 11, 2011, management announced an initiative to reduce selling general and administrative costs (SG&A) and improve gross margins.  The goal of the initiative is for the Company to achieve consistent profitability in 2011 at a level of revenue that approximates the 2010 domestic revenue of about $24 million annually in DVM system sales to U.S. law enforcement agencies.  In that regard, the Company undertook headcount reductions and other cost reduction and containment measures during late 2010 and early 2011 that are expected to yield annualized cost reductions approximating $4.0 million, including compensation reductions of approximately $2.6 million annually and SG&A cost reductions approximating $1.4 million annually. In addition, we are reorganizing our production and manufacturing operations by placing a greater emphasis upon contract manufacturers and the elimination of several management positions including the Vice President of Operations among others.  Severance payments were charged to operations during the first quarter 2011 and approximated $150,000.   Management is continuing to implement its cost reduction and containment initiative during 2011 and expects further actions to be taken throughout the upcoming year.

On March 2, 2011, the Company amended its existing credit facility with a bank whereby the maximum available borrowing was reduced to $1.7 million, see Note 7.  As of December 31, 2010 there were borrowing totaling $1.5 million outstanding under this credit facility and after consideration of outstanding letters of credit, the Company has limited or no borrowings available for future borrowings. We believe that it is unlikely that we will be able to retire the existing borrowings at maturity in June 2011 without having a replacement credit facility in place. We are in discussions with various financial institutions and third parties with the goal of obtaining a replacement credit facility. However, it will be difficult to replace the existing line of credit facility given our recent operating losses and the current banking environment, which may result in reduced growth prospects and profitability. Any new credit facility may not be on terms favorable to us.  We intend to repay the facility through reduction of inventory and cash flow from operations, although there can be no assurance that we will be able to do so.

*************************************

Back to TOC