Form 10-Q
period 2011-06-30
DIGITAL ALLY INC
filed 2011-08-12
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q
___________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2011
Common Stock, $0.001 par value	16,154,073

FORM 10-Q
DIGITAL ALLY, INC.
JUNE 30, 2011
(unaudited)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$645,772	$623,475
Accounts receivable-trade, less allowance for doubtful accounts of $125,000 - 2011 and $110,000 – 2010	4,048,733	4,779,553
Accounts receivable-other	208,295	345,711
Inventories	7,274,731	10,088,285
Prepaid expenses	360,371	341,584

Total current assets	12,537,902	16,178,608

Furniture, fixtures and equipment	3,999,077	3,352,372
Less accumulated depreciation and amortization	2,749,888	2,307,244

	1,249,189	1,045,128

Intangible assets, net	281,740	293,577
Other assets	113,844	91,133

Total assets	$14,182,675	$17,608,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,359,414	$3,157,033
Subordinated note payable, net of discount of $115,876	1,384,124	—
Line of credit	—	1,500,000
Accrued expenses	915,334	728,479
Income taxes payable	15,875	25,625
Customer deposits	1,878	2,642

Total current liabilities	3,676,625	5,413,779

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,662,218 – 2011 and 16,652,218 – 2010	16,662	16,652
Additional paid in capital	22,243,132	21,649,567
Treasury stock, at cost (shares: 508,145 – 2011 and 508,145 - 2010)	(2,157,226)	(2,157,226)
Accumulated deficit	(9,596,518)	(7,314,326)

Total stockholders’ equity	10,506,050	12,194,667

Total liabilities and stockholders’ equity	$14,182,675	$17,608,446

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Product revenue	$4,626,242	$5,381,789	$9,196,816	$11,531,021
Other revenue	117,011	136,018	276,130	296,673

Total revenue	4,743,253	5,517,807	9,472,946	11,827,694
Cost of revenue	2,778,696	2,746,123	5,531,616	5,614,184

Gross profit	1,964,557	2,771,684	3,941,330	6,213,510
Selling, general and administrative expenses:
Research and development expense	710,735	780,327	1,419,504	1,695,590
Selling, advertising and promotional expense	538,637	745,763	1,009,317	1,438,993
Stock-based compensation expense	216,060	441,192	443,848	982,673
General and administrative expense	1,598,573	1,900,059	3,298,778	3,822,325

Total selling, general and administrative expenses	3,064,005	3,867,341	6,171,447	7,939,581

Operating loss	(1,099,448)	(1,095,657)	(2,230,117)	(1,726,071)

Interest income	2,756	4,993	6,761	14,240
Interest expense	(38,211)	—	(58,836)	—

Loss before income tax benefit	(1,134,903)	(1,090,664)	(2,282,192)	(1,711,831)
Income tax benefit	—	330,000	—	595,000

Net loss	$(1,134,903)	$(760,664)	$(2,282,192)	$(1,116,831)

Net loss per share information:
Basic	$(0.07)	$(0.05)	$(0.14)	$(0.07)
Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.07)

Weighted average shares outstanding:
Basic	16,150,590	16,321,998	16,149,545	16,287,484
Diluted	16,150,590	16,321,998	16,149,545	16,287,484

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Common Stock		Additional Paid In Capital		Accumulated deficit
	Shares	Amount		Treasury stock		Total
Balance, January 1, 2011	16,652,218	$16,652	$21,649,567	$(2,157,226)	$(7,314,326)	$12,194,667

Stock-based compensation	—	—	443,848	—	—	443,848

Restricted common stock grant	10,000	10	(10)	—	—	—

Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	149,727	—	—	149,727

Net loss	—	—	—	—	(2,282,192)	(2,282,192)

Balance, June 30, 2011	16,662,218	$16,662	$22,243,132	$(2,157,226)	$(9,596,518)	$10,506,050

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(2,282,192)	$(1,116,831)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	412,178	418,047
Stock based compensation	443,848	982,673
Provision for inventory obsolescence	185,927	(26,046)
Provision for doubtful accounts receivable	15,000	—
Deferred tax (benefit)	—	(660,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	715,820	4,346,423
Accounts receivable - other	137,416	50,104
Inventories	2,193,310	(1,916,655)
Prepaid expenses	71,337	(48,903)
Other assets	(22,711)	13,754
Increase (decrease) in:
Accounts payable	(1,797,619)	529,778
Accrued expenses	186,855	(815,629)
Income taxes payable	(9,750)	14,326
Customer deposits	(764)	(39,924)

Net cash provided by operating activities	248,655	1,731,117

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(129,028)	(141,786)
Additions to intangible assets	(22,330)	(12,524)

Net cash used in investing activities	(151,358)	(154,310)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note payable	1,500,000	—
Change in line of credit	(1,500,000)	—
Deferred issuance costs for subordinated note payable	(75,000)	—
Proceeds from exercise of stock options and warrants	—	45,301
Excess in tax benefits related to stock-based compensation	—	35,000

Net cash (used in) provided by financing activities	(75,000)	80,301

Net increase in cash and cash equivalents	22,297	1,657,108
Cash and cash equivalents, beginning of period	623,475	183,150

Cash and cash equivalents, end of period	$645,772	$1,840,258

Supplemental disclosures of cash flow information:
Cash payments for interest	$40,109	$—

Cash payments for income taxes	$—	$15,674

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$10	$58,750

Common stock surrendered as consideration for exercise of stock options	$—	$513,100

Transfer of demonstration equipment	$510,931	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body and a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations.  The Company has also introduced a laser speed detection device and a thermal imaging camera that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items.

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

●
Sales to international customers are generally made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies) at a retail price.  The international distributor retains the margin as its compensation.  The international distributor maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the international distributor consistent with the terms of the distribution agreement.  Occasionally, the Company contracts directly with the foreign customer for the sale of products and it pays commissions to the distributor responsible for the sale.

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

Sales returns and allowances aggregated $241,543 and $168,375 for the three months ended June 30, 2011 and 2010, and $446,787 and $416,446 for the six months ended June 30, 2011 and 2010, respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.  Included in the Company’s cash and cash equivalents as of June 30, 2011 are short-term investments in repurchase agreements with its bank of approximately $495,000, which is collateralized 105% by the pledge of government agency securities.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements.  Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents.  Costs incurred in preparation of applications that are not granted will be charged to expense at that time.  The Company has entered into several sublicense agreements whereby it has been assigned the exclusive rights to certain licensed materials used in its products.  These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material.  The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life.

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of June 30, 2011 and December 31 2010, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $19,797 and $11,991 for the three months ended June 30, 2011 and 2010, respectively.  Such costs aggregated $44,325 and $33,031 for the six months ended June 30, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $63,213 and $240,770 for the three months ended June 30, 2011 and 2010, and $124,070 and $361,753 for the six months ended June 30, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

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

The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) No. 740 - Income Taxes that provides a framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. It initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and it recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As it obtains additional information, the Company may need to periodically adjust its recognized tax positions and tax benefits. These periodic adjustments may have a material impact on its consolidated statements of operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2011 and 2010.  There have been no penalties in 2011 and 2010.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended June 30, 2011 and 2010 were approximately $710,735 and $780,327, respectively.  Research and development expenses aggregated $1,419,504 and $1,695,590 for the six months ended June 30, 2011 and 2010, respectively.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of portable digital video and audio recording devices.  For the six months ended June 30, 2011 and 2010, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales by geographic area:
United States of America	$4,622,999	$5,473,648	$8,904,020	$11,710,746
Foreign	120,254	44,159	568,926	116,948

	$4,743,253	$5,517,807	$9,472,946	$11,827,694

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

NOTE 2.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $125,000 and $110,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Two distributor/agents individually exceeded 10% and represented $3,097,738, or 33% of total revenues for the six months ended June 30, 2011.   Three individual customer receivable balances totaled $1,514,789 (37%) as of June 30, 2011, which represented the only individual customer balances that exceeded 10% of total accounts receivable as of June 30, 2011. Three distributor/agents individually exceeded 10% and in the aggregate represented $5,455,770, or 46% of total revenues for the six months ended June 30, 2010.  One customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2010, which totaled $759,215 or 19% of total accounts receivable as of June 30, 2010.

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to development, license and manufacture certain products that the Company offers for sale to its customers.  Currently, these products represent less than 10% of the Companies total revenue; however, revenue generated by these products are expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue.  These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products.  Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product.  The Manufacturers are located in the United States and in Asia.  Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company.  It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary which could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 4.   INVENTORIES

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw material and component parts	$2,381,169	$4,272,304
Work-in-process	93,228	88,635
Finished goods	5,683,562	6,460,924

Subtotal	8,157,959	10,821,863
Reserve for excess and obsolete inventory	(883,228)	(733,578)

Total	$7,274,731	$10,088,285

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $380,310 and $872,369 as of June 30, 2011 and December 31, 2010, respectively.  During the first quarter 2011, the Company determined that units held by sales agents for demonstration purposes should be classified as a long-term asset in furniture, fixtures and equipment as of June 30, 2011.  This classification recognizes that the nature and intended use of the Company’s demonstration equipment has changed as the Company’s product suite has recently expanded significantly. The new product suite contains products which are manufactured by third parties in addition to the Company’s traditional DVM products which are expected to be held for longer periods of time by the sales agents for customer demonstration purposes. The length of time such demonstration units are estimated to be held by salesman has recently increased to over one year before ultimate disposal.  Demonstration units aggregated $472,949 as of June 30, 2011, which was reflected in furniture, fixtures and equipment.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	Estimated Useful Life	June 30, 2011	December 31, 2010
Office furniture, fixtures and equipment	3-10 years	$1,744,322	$1,662,397
Warehouse and production equipment	3-5 years	1,339,323	1,356,773
Demonstration and tradeshow equipment	2-5 years	749,270	178,437
Leasehold improvements	2-5 years	80,646	80,167
Website development	3 years	11,178	11,178
Rental equipment	3 years	74,338	63,420

Total cost		3,999,077	3,352,372
Less: accumulated depreciation and amortization		(2,749,888)	(2,307,244)

Net furniture, fixtures and equipment		$1,249,189	$1,045,128

During the first quarter of 2011, the Company determined that demonstration units held by sales agents for demonstration purposes should be classified as a long-term asset in furniture, fixtures and equipment (see Note 4).  Such demonstration units aggregated $481,402 as of June 30, 2011, which was reflected in demonstration and tradeshow equipment.

NOTE 6.  SUBORDINATED NOTE PAYABLE AND BANK LINE OF CREDIT

	June 30, 2011	December 31, 2010
Subordinated note payable, at par	$1,500,000	$—
Unamortized discount	(115,876)	—
Bank line of credit	—	1,500,000

	$1,384,124	$1,500,000

On May 31, 2011, the Company borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  The loan is represented by a promissory note (the "Note"), bears interest at the rate of 8% per annum and is payable interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The Note is subordinated to all existing and future senior indebtedness, as such term is defined in the Note.

The Company used the subordinated note proceeds to pay the outstanding borrowings under its line of credit with a bank.  Such bank line of credit has been retired as of June 30, 2011.

In connection with its new loan, the Company granted the lender a warrant (the "Warrant") exercisable to purchase 300,000 shares of its common stock at an exercise price of $1.50 per share until November 30, 2013.  The Company paid a fee of $75,000 to an unaffiliated entity and issued a warrant exercisable to purchase 75,000 shares of its Common Stock on the same terms and conditions as the Warrant for its services relating to the transaction.

The Company allocated $126,410 of the proceeds of the Note to additional paid-in-capital,which represents the grant date fair value of the Warrant for 300,000 common shares issued and which is reported as a discount on the Note.  The discount is amortized to interest expense ratably over the 12 month term of the Note and totaled $10,534 for the six months ended June 30, 2011.

The direct costs to issue the Note and Warrants aggregated $106,602, which included the $75,000 cash payment and the grant date fair value of $31,602 representing the Warrant for 75,000 common shares.  Approximately $8,285 of the issue costs were charged directly to additional paid in capital related to the Warrants issued. The deferred issuance costs allocated to the Note issuance aggregated $98,317 are capitalized as a prepaid expense and amortized to interest expense ratably over the 12 month term of the Note. Such amortization totaled $8,193 for the six months ended June 30, 2011.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued warranty expense	$249,198	$228,233
Accrued sales commissions	112,866	51,596
Accrued payroll and related fringes	252,542	360,713
Employee separation agreement	47,115	—
Other	253,613	87,937

	$915,334	$728,479

Accrued warranty expense was comprised of the following for the six months ended June 30, 2011:

Beginning balance	$228,233
Provision for warranty expense	165,617
Charges applied to warranty reserve	(144,652)

Ending balance	$249,198

NOTE 8.  INCOME TAXES

The effective tax rate for the six months ended June 30, 2011 varied from the expected statutory rate as a result of the Company determining during 2010 to provide a 100% valuation allowance on net deferred tax assets.  The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2011 because of the operating losses incurred.

The valuation allowance on deferred tax assets totaled approximately $5,360,000 and $4,495,000 as of June 30, 2011 and December 31, 2010, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on its condensed consolidated balance sheets.  In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular impacted the Company in the first half of 2010 and it incurred operating losses during this period. Law enforcement agencies are the Company’s primary customer and are typically funded through state and local tax roles. Despite the improvement in general economic conditions in the second half of 2010 and the Company’s ongoing cost containment efforts, it incurred additional losses in the second half of 2010 that placed it in a three-year cumulative loss position at December 31, 2010. Although management is hopeful that general economic and business conditions will continue to improve in 2011, management determined there was not sufficient positive evidence regarding the Company’s potential for future profits to outweigh the negative evidence of its three-year cumulative loss position under the guidance provided in ASC 740.  Therefore, management determined that the valuation allowance should be increased to $4,495,000 to fully reserve the Company’s deferred tax assets at December 31, 2010. The Company has incurred additional losses during the six months ended June 30, 2011, which provided additional evidence that all net deferred tax assets should continue to be reserved as of June 30, 2011, resulting in an $865,000 increase to the valuation allowance as of June 30, 2011.  Management expects to maintain a full valuation allowance until management determines that the Company can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent management determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At June 30, 2011, the Company had available approximately $4,760,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2031.  In addition, the Company had research and development tax credit carryforwards totaling $915,000 available as of June 30, 2011, which expire between 2023 and 2031

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards if it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2030, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2008 and all prior tax years.  The Company recently underwent an examination of its 2008 federal income tax return by the Internal Revenue Service.  The examination process has been concluded with no proposed adjustments.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended June 30, 2011 and 2010 was $110,482 and $102,295, respectively, related to these leases. Rent expense for the six months ended June 30, 2011 and 2010 was $214,502 and $199,269, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2011 (July 1, 2011 through December 31, 2011)	$174,903
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$424,956

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $16,552 and $9,189 for the six months ended June 30, 2011 and 2010, respectively.

Following is a summary of the Company’s licenses as of June 30, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2011	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July, 2011	July, 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, the Company terminated two license agreements because of failure of the counterparty to deliver the required materials and refusal to honor warranty provisions.  In addition, one of the agreements was never approved by the Company. Both of these terminations are in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$801,665	$961,335
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$801,665	$4,487,335

The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.

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

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $29,975 and $41,636 for the three months ended June 30, 2011 and 2010, respectively. The Company has made matching contributions totaling $68,157 and $82,051 for the six months ended June 30, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the six months ended June 30, 2011.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to June 30, 2011.

Standby Letters of Credit.  The Company is contingently liable as of June 30, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

NOTE 10.  STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of  $216,060 and $441,192 for the three months ended June 30, 2011 and 2010,and  $443,848 and $982,672 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company has adopted five separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to an aggregate total of 7,000,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company  registered 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan.  A total of 725,833 options remain available for grant under the various Plans as of June 30, 2011.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 20,000 options are fully vested and remain outstanding as of June 30, 2011.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the six months ended June 30, 2011 are reflected in the following table:

2011
Expected term of the options in years	0-5 years
Expected volatility of Company stock	68% - 70%
Expected dividends	None
Risk-free interest rate	0.56% - 1.98%
Forfeiture rate	5%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,001,726	$2.83
Granted	647,500	1.62
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(109,000)	1.84

Outstanding at June 30, 2011	4,540,226	$2.66

Exercisable at June 30, 2011	3,111,626	$2.58

Weighted-average fair value for options granted during the period at fair value	647,500	$0.79

The Company’s 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan and 2011 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the six months ended June 30, 2011

At June 30, 2011, the aggregate intrinsic value of options outstanding was approximately $139,667, the aggregate intrinsic value of options exercisable was approximately $139,667, and there were no options exercised during the six months ended June 30, 2011.

As of June 30, 2011, the unamortized portion of stock compensation expense on all existing stock options was $875,913, which will be recognized over the next forty-two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2011:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$1.00 to $1.99	2,458,705	6.6 years	1,530,205	5.1 years
$2.00 to $2.99	927,421	1.1 years	834,921	0.3 years
$3.00 to $3.99	176,600	7.2 years	49,000	4.7 years
$4.00 to $4.99	242,500	6.3 years	242,500	6.3 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	705,000	6.5 years	425,000	6.5 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	5.2 years	30,000	5.2 years
$9.00 to $9.99	—	—	—	—

	4,540,226	5.5 years	3,111,626	4.1 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2011 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2011	205,894	$2.83
Granted	10,000	1.42
Vested	(193,394)	(2.84)
Forfeited	—	—

Nonvested balance, June 30, 2011	22,500	$2.09

During 2011, the Company granted 10,000 shares of restricted stock to a non-employee director pursuant to the 2007 restricted stock agreement.  Restricted stock grants totaling 5,000 during 2011 fully vested on May 1, 2011 with the remaining 5,000 restricted shares to vest on May 1, 2012.  The Company estimated the fair market value of these restricted stock grants at $14,200 based on the closing market price on the date of grant.  As of June 30, 2011, there were $47,075 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 24 months in accordance with the graduated vesting scale.

NOTE 11. COMMON STOCK PURCHASE WARRANTS

On May 31, 2011 the Company issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the subordinated note payable (see Note 6).  The Warrants are immediately exercisable and allow the holders to purchase up to 375,000 shares of common stock at $1.50 per share.  The Warrants expire on November 30, 2013, allow for cashless exercise and contain antidilution provisions, however the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants in years	30 months
Expected volatility of Company stock	68%
Expected dividends	None
Risk-free interest rate	0.62%
Forfeiture rate	0%

A summary of all Warrant activity for the six months ended June 30, 2011 is as follows:

	Warrants	Weighted average exercise price
Nonvested balance, January 1, 2011	—	—
Granted	375,000	$1.50
Vested	(375,000)	$(1.50)
Forfeited	—	—

Nonvested balance, June 30, 2011	—	—

	Warrants	Weighted average exercise price
Vested balance, January 1, 2011	—	—
Vested	375,000	$1.50
Exercised	—	—
Forfeited	—	—

Vested balance, June 30, 2011	375,000	$1.50

The weighted average fair value of the 375,000 Warrants granted during the six months ended June 30, 2011 aggregated $158,012 which will be amortized ratably to interest expense over the twelve months term of the subordinated note payable.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted income per share – Net loss	$(1,134,903)	$(760,664)	$(2,282,192)	$(1,116,831)

Denominator for basic loss per share – weighted average shares outstanding	16,150,590	16,321,998	16,149,545	16,287,484
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,150,590	16,321,998	16,149,545	16,287,484

Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.14)	$(0.07)
Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.07)

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

*************************************

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses in fiscal 2009 and 2010 and the first six months of 2011; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250, FirstVU, Laser Ally and Thermal Ally, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our new products will translate into sales during 2011; (8) our ability to continue to expand our share of the in-car video market in the domestic and international law enforcement communities, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (25)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; and (33) indemnification of our officers and directors.

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

We experienced a negative trend in our operating results in 2011 and 2010 and we have reported operating losses during each of the previous six fiscal quarters.  The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$4,743,253	$4,729,693	$6,357,967	$7,023,171	$5,519,980	$6,309,887
Gross profit	1,964,557	1,976,773	2,629,094	3,284,645	2,771,684	3,441,826
Gross profit margin percentage	41.4%	41.8%	41.4%	46.8%	50.2%	54.5%
Total selling, general and administrative expenses	3,064,005	3,107,442	4,104,834	3,876,646	3,867,341	4,072,241
Operating loss	(1,099,448)	(1,130,669)	(1,475,740)	(592,001)	(1,095,657)	(630,415)
Operating margin percentage	(23.2%)	(23.9%)	(23.2%)	(8.4%)	(19.9%)	(9.9%)
Net loss	$(1,134,903)	$(1,147,289)	$(4,988,733)	$(438,961)	$(760,664)	$(356,167)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders particularly from international customers.  We incurred an operating loss during the second quarter 2011 of $1,099,448 on total revenues of $4,743,253 and during the first quarter 2011 of $1,130,669 on total revenues of $4,729,693. Our revenues in the first and second quarters of 2011 were substantially lower than those of the fourth quarter 2010; however, our operating loss improved to $1,099,448 for the second quarter and $1,130,669 for the first quarter 2011 compared to $1,475,740 during the fourth quarter 2010.  We experienced a significant decrease in our selling, general and administrative (“SG&A”) expenses in the second and first quarter 2011 as we implemented our overall cost reduction and containment initiative which resulted in approximately $1 million in SG&A cost savings per quarter compared to the fourth quarter 2010. Our gross margin remained steady in the second and first quarter 2011 compared to the fourth quarter 2010, but it did not permit us to cover our operating expenses, resulting in the quarterly losses.  Our international revenues continue to be depressed in 2011, but we did ship an international order for our DVM-750 product in excess of $350,000 during the first quarter 2011. We expect to continue to experience significant fluctuations in revenues in 2011 and beyond due to the timing of larger orders particularly from international customers.  For the balance of 2011, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our general and administrative cost reduction and containment measures.  We plan, however, to continue to invest in research and development and sales and marketing resources.  Inventory levels declined during the second and first quarter 2011 as we decreased production rates and reduced procurement throughout our supply chain. During 2010, we experienced a general increase in inventory levels in anticipation of higher sales that did not materialize, particularly from international customers.

There have been a number of factors/trends affecting our recent performance, which include:

●
We experienced stagnant revenues during the second and first quarters of 2011 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic climate will continue to depress certain state and local tax bases, and continue to make 2011 a challenging business environment.  Our objective is to improve our revenues, operating income and net income in 2011 over 2010 levels; however, there can be no assurances in that regard.

●
We incurred a non-cash charge of $4,330,000 in the fourth quarter 2010 related to an increase in the valuation reserve on deferred tax assets, which resulted in a net loss of $4,988,733 for the fourth quarter 2010 and was the major contributor to our 2010 annual net loss of $6,544,525. The economic recession and its effect on state and local governmental budgets in particular impacted our operating results in the first half of 2010, causing us to incur operating losses. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. Despite the improvement in the general economic conditions in the second half of 2010 and our ongoing cost reduction and containment efforts, we incurred additional losses in the third and fourth quarters of 2010 that placed us in a three-year cumulative loss position for tax purposes at December 31, 2010. Although we are hopeful that general economic and business conditions will continue to improve in 2011, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our cumulative losses under current accounting guidance.  Therefore, we determined that our valuation allowance on deferred tax assets should be increased by $4,330,000 in the fourth quarter 2010 to $4,495,000 to fully reserve our deferred tax assets at December 31, 2010. We have increased the valuation reserve by an additional $865,000 during the six months ended June 30, 2011. We expect to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not, based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

●
Our gross profit on sales has trended downward since the first quarter 2010: 41.4% in the second quarter 2011, 41.8% during in the first quarter 2011, 41.4% in the fourth quarter 2010, 46.8% in the third quarter 2010, 50.2% in the second quarter 2010 and 54.5% in the first quarter 2010.  The gross margin erosion is primarily the result of higher costs on DVM systems sold with the wireless download module upgrade and the introduction of new products, in particular the DVM-750, and the implementation of our new outsourcing initiatives.  In addition, while international revenues improved during the first quarter 2011 over the fourth quarter 2010, such sales are generally at lower gross margins than domestic sales. We incurred transition costs to implement changes to our supply chain whereby we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternatives suppliers throughout the world.  These transition activities have created start-up inefficiencies and cost increases, in particular in engineering costs to qualify and approve new vendors that negatively affected our gross margin during the second and first quarters 2011.  We expect the pressure on gross margins to continue for the balance of 2011 as we launch and market new products and continue to implement changes to our supply chain. We have implemented a plan in 2011 to improve gross margins through better outsourcing of our component parts in the future, including foreign sources, which has allowed us to reduce our production overhead costs through headcount and other cost reductions.  We are also experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales.

●
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions in order to preserve their currently available funding and budgets.  In light of the historically high levels of federal funding allocated to law enforcement under the American Recovery and Reinvestment Act, the Omnibus Appropriations Act of 2009, and other programs, we are hopeful that law enforcement agencies may continue to have access to federal funding which has not been available to them in the past.  However, many of these funding programs require matching funds from the local agencies that continues to be difficult given the budget restrictions.  We cannot predict whether such funding will have a positive impact on our revenues in the future.

●
Our international revenues were less than expected for the six months ended June 30, 2011 and 2010, with total international revenues of $568,926 (6.0% of total revenues) compared to $116,948 (1.0% of total revenues) for 2010.  During March 2011, we received and shipped an order from a governmental agency in Mexico for DVM-750 units valued in excess of $350,000.  Sales to certain countries that were strong revenue sources for us historically have been negatively impacted by political and social unrest, the economic recession and a weakening of their currency exchange rates versus the U.S. dollar.  We have 44 international distributors representing our products worldwide. We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2011.  This language flexibility may be a positive factor in our efforts to improve future international sales.

●
During the fourth quarter 2010, we commenced an initiative to reduce selling general and administrative costs (SG&A) and improve gross margins with the objective of achieving consistent profitability in 2011 at a level of revenue that approximates our 2010 domestic revenue of about $24 million annually in DVM system sales to U.S. law enforcement agencies.  Unfortunately, we did not achieve this level of revenues in the first half of 2011.  We have undertaken headcount reductions and other cost reduction and containment measures during late 2010 and early 2011 that are expected to yield annualized cost reductions approximating $4.0 million, including compensation reductions of approximately $2.6 million annually and other SG&A cost reductions approximating $1.4 million annually. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility in Grain Valley, Missouri.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  It is, of course, important that selected contract manufacturers be able to ramp up production quickly in order to meet the varying demands of our international customers.

●
We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the Laser Ally speed detection system in the third quarter 2010, the Thermal Ally night vision system in the fourth quarter 2010 and the DVM-250 event recorder during the first quarter 2011. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM 500Plus and DVM-750 revenues.  In addition, the DVM-250 event recorder is designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.

●
Our recent operating losses caused deterioration in our cash levels and liquidity in 2011 and 2010.  We have borrowed $1,500,000 under a subordinated note payable as of June 30, 2011, the proceeds of which were utilized to retire our bank line of credit.  We currently have no credit lines available to provide working capital as of June 30, 2011.    At such date, we had available cash balances of $646,000 and approximately $8.9 million of working capital primarily in the form of inventory and accounts receivable.   We are focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position during the balance of 2011.  In that regard we have reduced our inventory levels by approximately $2.2 million during the six months ended June 30, 2011, which has been a significant source of liquidity for us.

On May 31, 2011, the Company borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  The loan is represented by a promissory note, bears interest at the rate of 8% per annum and is payable, interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The Note is subordinated to all existing and future senior indebtedness, as such term is defined in the Note. The Company used the loan proceeds to pay the outstanding borrowings under its line of credit with a bank.  Such bank line of credit was retired as of June 30, 2011.

The Company may seek additional credit facilities to complement the subordinated note payable and provide the Company with funding should the need arise to finance growth or other expenditures. The Company is in discussions with various financial institutions and third parties with the goal of obtaining a new credit facility; however, it has no formal commitment regarding any of these alternatives at present.  It will be difficult to obtain a new line of credit facility given the Company's recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to the Company.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during the balance of 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to support our planned operating activities.

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

We are contingently liable as of June 30, 2011 for standby letters of credit issued by our bank for an aggregate amount of $211,348 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

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

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$801,665	$961,335
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$801,665	$4,487,335

For the three months ended June 30, 2011 and 2010

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2011 and 2010, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	59%	50%

Gross profit	41%	50%
Selling, general and administrative expenses:
Research and development expense	15%	14%
Selling, advertising and promotional expense	11%	14%
Stock-based compensation expense	5%	8%
General and administrative expense	34%	34%

Total selling, general and administrative expenses	65%	70%

Operating loss	(24%)	(20%)
Interest income (expense)	—%	—%

Loss before income tax benefit	(24%)	(20%)
Income tax benefit	—%	6%

Net loss	(24%)	(14%)

Net loss per share information:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

 Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$1,295
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$ 995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995
Thermal Ally	A hand-held thermal imaging camera that improves night vision or other low-light situations primarily designed for law enforcement customers.	$3,995
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers.	$ 995

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

We sold a total of 959 and 1,235 DVM units during the three months ended June 30, 2011 and 2010, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 86% and 86% of total unit sales during the three months ended June 30, 2011 and 2010, respectively.

Revenues for the three months ended June 30, 2011 and 2010 were $4,743,253 and $5,517,807, respectively, a decrease of $774,554 (14%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $5,500 in the second quarter 2010 to $3,500 during the second quarter 2011.  We shipped four orders in excess of $100,000 each for a total of $1,309,000 in revenue in the second quarter 2011 compared to three orders individually in excess of $100,000 for total revenue of approximately $1,167,000 in the second quarter 2010.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, Thermal Ally and DVM-250) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased as larger numbers of our installed base come off of warranty.    We are hopeful that the balance of 2011 will see an easing of such budgetary constraints and that a normal purchasing pattern will resume, although we can make no assurances in this regard.

●
We have encountered supply issues with regard to our wireless transfer modules (“WTMs’) upgrade feature to our DVM products that was supplied as a complete unit by one of our vendors.  Our customers have increasingly ordered this feature because of how efficient it makes evidence storage and archiving process.  Our supplier had difficulty ramping up its production to meet our customer demands.  In addition there was a widespread component failure within the WTM that required the recall and replacement of the entire installed base during the first quarter 2011.  We believe these issues contributed to an increase in sales backlog at June 30, 2011 and also a delay in orders while customers became comfortable that the WTM solution worked properly.  During the second quarter 2011, we engineered our own WTM solution, which represents a significant upgrade to our previous WTM and improves its cost.  Since we are now manufacturing our own WTM module, we expect to meet the increased demand for the WTM feature and ensure the quality of our WTM.  Our new WTM should also improve our gross margins on such sales. We are currently increasing our supply chain and production capabilities with respect to our own new WTM solution and do not expect supply or quality issues to recur.

●
Our international revenues increased to $120,254, representing 2.5% of total revenues during the second quarter 2011 compared to $44,159, representing 0.8% of total revenues during the second quarter 2010. Despite the improvement in international revenues, such revenues are substantially less than our expectations and we are hopeful that international orders and sales will rebound during the balance of 2011.  Sales to certain countries that were strong revenue sources for us on an historic basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by appointing international distribution agents in eight new countries since January 1, 2010, which brings our total to 44 agents representing our products in countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in late 2010 and early 2011; however, international sale cycles generally take longer than domestic business.  We are reevaluating our international sales structure in light of our initiative to reduce SG&A expense and may make some adjustments in this area during the second half of 2011.

We maintained consistent retail pricing on our DVM-500 models during 2011 and do not plan any material changes in pricing during the balance of 2011 for the DVM-500 Plus product or the new products recently introduced.  Our newer mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2011 due to increased features.  We are, however, experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2011 and 2010 was $2,778,696 and $2,746,123, respectively, an increase of $32,573 (1%).  The increase in costs of goods sold is primarily due to an increase in the cost of goods sold as a percent of revenues offset by the 14% decrease in revenues during the second quarter 2011.  Cost of sales as a percentage of revenues increased to 59% during the three months ended June 30, 2011 compared to 50% for the three months ended June 30, 2010.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during the balance of 2011 and beyond.  The cost of WTMs substantially increased our cost of sales during the first half of 2011 as we upgraded many existing and new customers to a newer WTM solution, which was substantially more costly than our previous solution.  We were unable to pass the increased cost on to our customers for this WTM upgrade which negatively impacted our cost of sales. In addition we had a component failure within our new WTM solution that required the recall of the entire installed base during 2011.  We have now developed our own WTM solution which is better quality and less costly than previous WTM solutions. Our manufacturing overhead rates also increased during 2011, primarily due to the slowing of production rates to allow for the reduction of overall inventory levels. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products such as the DVM-750 and DVM-500 Plus are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility in Grain Valley, Missouri.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings will likely continue to negatively impact our cost of goods sold as a percentage of sales during the balance of 2011. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.

We had $883,228 and $733,578 in reserves for obsolete and excess inventories at June 30, 2011 and December 31, 2010, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at June 30, 2011 and have discontinued it. Component parts specific to the DVM-500 remain in inventory at levels that are reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,381,169 and $4,272,304 at June 30, 2011 and December 31, 2010, respectively, a decrease of $1,891,135 (44%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2011 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will help reduce cost of sales as a percent of revenues during the balance of 2011. Finished goods balances were $5,683,562 and $6,460,924 at June 30, 2011 and December 31, 2010, respectively. The decrease in finished goods was primarily in the DVM-500 Plus products because management focused on reducing overall inventory levels to improve the Company’s liquidity position.  Finished goods at June 30, 2011 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally, products which will be used to fulfill international and domestic orders during the third and fourth quarters of 2011. Finished goods also included supplies of our other new products including the FirstVU, Thermal Ally and DVM-250 at June 30, 2011. We believe that our obsolescence risk was less at June 30, 2011 compared to December 31, 2010 because we have no remaining DVM-500 legacy systems in finished goods inventory, the reduction in raw material and component parts inventory balances and the overall increase in our reserve for obsolete inventory.  We believe these reserves are appropriate given our inventory levels at June 30, 2011 and the improvement in the sales of our newer products that we anticipate during the balance of 2011.

Gross Profit

 Gross profit for the three months ended June 30, 2011 and 2010 was $1,964,557 and $2,771,684, respectively, a decrease of $807,127 (29%).  The significant decrease is commensurate with the 14% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the three months ended June 30, 2011 compared to 2010.  Our gross profit percentage decreased to 41% for the three months ended June 30, 2011 from 50% for the three months ended June 30, 2010.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2011.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $3,064,005 and $3,867,341 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $803,336 (21%).  Overall selling, general and administrative expenses as a percentage of sales decreased to 65% in 2011 compared to 70% in 2010.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2011	2010
Research and development expense	$710,735	$780,327
Selling, advertising and promotional expense	538,637	745,763
Stock-based compensation expense	216,060	441,192
Professional fees and expense	223,779	214,460
Executive, sales and administrative staff payroll	632,250	976,611
Other	742,544	708,988
Total	$3,064,005	$3,867,341

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $710,735 and $780,327 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $69,592 (9%).  We believe that our cost trends have improved in the second quarter 2011 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, DVM-250 event recorder and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 21 engineers at June 30, 2011, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 15% in 2011 and 14% in 2010, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. During the first quarter 2011, we introduced the DVM-250 event recorder, which is targeting commercial fleet operators.   The DVM-750, FirstVU and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to decrease during the balance of 2011 because several of our development projects are now completed and the engineers necessary to support our DVM-500 Plus and DVM-750 products decline. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $538,637 and $745,763 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $207,126 (28%) which is commensurate with the 14% decrease in revenues and the results of our cost containment initiative.  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $475,424 and $504,994 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $29,570 (6%), which is commensurate with the 14% sales decrease in 2011 compared to 2010, offset by costs associated with the restructuring of our sales agents in our law enforcement sales channel and the salesman hired to launch the new DVM-250 product line. The Company has changed sales agents in four territories in our law enforcement sales channel and has hired seven new salesmen focused on the DVM-250 sales launch, which represents our new commercial sales channel.  Sales commissions as a percentage of overall sales increased to 10.0% during the three months ended June 30, 2011 compared to 9.2% for the three months ended June 30, 2010.

Promotional and advertising expenses totaled $63,213 during the three months ended June 30, 2011 compared to $240,769 during the three months ended June 30, 2010, a decrease of $177,556 (74%).   The decrease is attributable to our cost containment and reduction initiative during 2011, which resulted in a reduction in our attendance at trade shows particularly at international venues. We expect increases in expenses for brochures and other marketing initiatives designed to help launch the DVM-250 event recorder and other newer products such as the FirstVU, Thermal Ally and Laser Ally during the balance of 2011.

Stock-based compensation expense.  Stock based compensation expense totaled $216,060 and $441,192 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $225,132 (51%).  The decrease was primarily attributable to stock options issued in January 2011 to directors and officers with longer vesting periods compared to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods.  Therefore, the longer amortization period related to such stock option grants in January 2011 resulted in reduced stock-based compensation expense in the three months ended June 30, 2011 compared to 2010.

Professional fees and expense.  Professional fees and expenses totaled $223,779 and $214,460 for the three months ended June 30, 2011 and 2010, respectively, an increase of $9,319 (4%).   Professional fees during 2011 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses is primarily attributable to the increased legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense.

           Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $632,250 and $976,611 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $344,361 (35%).  This decrease is attributable to the cost containment initiative that resulted in headcount reductions, including the elimination of the Vice President of Operations position during January 2011.  The base salaries of our officers were reduced by at least 30% effective January 1, 2011, which contributed to the reduction in executive payroll costs.  Management anticipates that the reduction in executive, sales and administrative payroll will continue during the balance of 2011 as the full benefit of the headcount reductions are in effect.   However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance of 2011 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and to handle inquiries related to our new products such as the DVM-250.

          Other.  Other selling, general and administrative expenses totaled $742,544 and $708,988 for the three months ended June 30, 2011 and 2010, respectively, an increase of $33,556 (5%).  The slight increase in 2011 was attributable to substantial increases in our insurance expenses, in particular medical insurance offset by our cost containment measures, which measures reduced the cost of information technology, telephone and internet services as we negotiated better contract rates or moved to new service providers.  We expect reductions in property insurance and facility-related expenses during the balance of 2011 as we decreased the amount of leased space for our engineering and distribution departments effective June 30, 2011.  We plan to continue our cost containment initiatives in 2011 and expect the improvement in our overhead costs will continue.

Operating Loss

           For the reasons previously stated, our operating loss was $1,099,448 and $1,095,657 for the three months ended June 30, 2011 and 2010, respectively, a deterioration of $3,791 (0.3%).  Operating loss as a percentage of revenues increased to 23% in 2011 compared to 20% in 2010.  Our goal is to achieve profitability during the balance of 2011 if our revenue and gross margins increase through the increased sales of our DVM-750, DVM-250, Laser Ally, Thermal Ally and FirstVU products and we are successful with our previously announced SG&A cost reduction and gross margin improvement initiatives. The improvement in operating income is also dependent upon anticipated increases in funding to states, counties and municipalities from the federal stimulus funds, coupled with our continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income decreased to $2,756 in the three months ended June 30, 2011 from $4,993 in 2010.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the three months ended June 30, 2011 compared to 2010.

Interest Expense

We incurred interest expense of $38,211 during the three months ended June 30, 2011.  We began drawing on our line of credit during the third quarter 2010 to fund our operating losses and the repurchase of $469,761 of common stock during 2010.  The Company issued a subordinated note payable in the principal amount of $1.5 million during the second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. The subordinated note payable bears interest at 8% per annum and we are amortizing the discount over the term of the note. The outstanding balance on our subordinated note payable was $1.5 million as of June 30, 2011 less the unamortized discount of $115,876.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $1,134,903 and $1,090,664 for the three months ended June 30, 2011 and 2010, respectively, a deterioration of $44,239 (4%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the three months ended June 30, 2011 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2011.  Our income tax benefit was $330,000 for the three months ended June 30, 2010. During 2011, we increased our valuation reserve on deferred tax assets whereby our deferred tax assets continued to be fully reserved due to our recent operating losses.

We had approximately $4,760,000 of net operating loss carryforwards and $915,000 of research and development tax credit carryforwards as of June 30, 2011 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended June 30, 2011 and 2010, we reported a net loss of $1,134,903 and $760,664, respectively, a deterioration of $374,239 (49%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.07 and $0.05 for the three months ended June 30, 2011 and 2010, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2011 and 2010 because of the net loss reported for each period.

For the Six months ended June 30, 2011 and 2010

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2011 and 2010, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	58%	47%

Gross profit	42%	53%
Selling, general and administrative expenses:
Research and development expense	15%	14%
Selling, advertising and promotional expense	11%	12%
Stock-based compensation expense	5%	8%
General and administrative expense	35%	33%

Total selling, general and administrative expenses	66%	67%

Operating loss	(24%)	(14%)
Interest income (expense)	—%	—%

Loss before income tax benefit	(24%)	(14%)
Income tax benefit	—%	5%

Net loss	(24%)	(9%)

Net loss per share information:
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$1,295
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$ 995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995
Thermal Ally	A hand-held thermal imaging camera that improves night vision or other low-light situations primarily designed for law enforcement customers.	$3,995
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers.	$ 995

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

We sold a total of 1,881 and 2,581 DVM units during the six months ended June 30, 2011 and 2010, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 77% and 85% of total unit sales during the six months ended June 30, 2011 and 2010, respectively.

Revenues for the six months ended June 30, 2011 and 2010 were $9,472,946 and $11,827,694, respectively, a decrease of $2,354,748 (20%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $5,600 in the six months ended June 30, 2010 to $3,500 during the six months ended June 30, 2011.  We shipped six orders in excess of $100,000 for a total of $1,774,000 in revenue in the six months ended June 30, 2011 compared to eight orders individually in excess of $100,000 for total revenue of approximately $1,893,000 in the six months ended June 30, 2010.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, Thermal Ally and DVM-250) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased as our installed base comes off of warranty.    We are hopeful that the balance of 2011 will see an easing of such budgetary constraints and that a normal purchasing pattern will resume, although we can make no assurances in this regard.

●
We have encountered supply issues with regard to our wireless transfer modules (“WTMs’) upgrade feature to our DVM products that was supplied as a complete unit by one of our vendors.  Our customers have increasingly ordered this feature because of how efficient it makes evidence storage and archiving process.  Our supplier had difficulty ramping up its production to meet our customer demands.  In addition there was a widespread component failure within the WTM that required the recall and replacement of the entire installed base during the first quarter 2011.  We believe these issues contributed to an increase in sales backlog at June 30, 2011 and also a delay in orders while customers became comfortable that the WTM solution worked properly.  During the second quarter 2011, we engineered our own WTM solution, which represents a significant upgrade to our previous WTM and improves its cost.  Since we are now manufacturing our own WTM module, we expect to meet the increased demand for the WTM feature and ensure the quality of our WTM.  Our new WTM should also improve our gross margins on such sales. We are currently increasing our supply chain and production capabilities with respect to our own new WTM solution and do not expect supply or quality issues to recur.

●
Our international revenues increased to $568,926, representing 6.0% of total revenues during the six months ended June 30, 2011 compared to $116,948, representing 1.0% of total revenues during the six months ended June 30, 2010. Despite the improvement, international revenues are substantially less than our expectations and we are hopeful that international orders and sales will rebound during the balance of 2011.  Sales to certain countries that were strong revenue sources for us on an historic basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  We have focused on improving our international business by appointing international distribution agents in eight new countries since January 1, 2010, which brings our total to 44 agents representing our products in countries throughout the world.  We experienced an increase in inquiries and bid activity from international customers in late 2010 and early 2011; however, international sale cycles generally take longer than domestic business.  We are reevaluating our international sales structure in light of our initiative to reduce SG&A expense and may make some adjustments in this area during the second half of 2011.

We maintained consistent retail pricing on our DVM-500 models during the first half of 2011 and do not plan any material changes in pricing during the balance of 2011 for the DVM-500 Plus product or the new products recently introduced.  Our newer mirror-based products include the DVM-500 Ultra model and the DVM-750, which will be sold at higher retail pricing levels compared to the legacy products during 2011 due to increased features.  We are, however, experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2011 and 2010 was $5,531,616 and $5,614,184, respectively, a decrease of $82,568 (1%).  The decrease in costs of goods sold is primarily due to the 20% decrease in revenues during the six months ended June 30, 2011 compared to 2010 offset by an increase in the cost of goods sold as a percent of revenues.  Cost of sales as a percentage of revenues increased to 58% during the six months ended June 30, 2011 compared to 47% for the six months ended June 30, 2010.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during the balance of 2011 and beyond.  The cost of WTMs substantially increased our cost of sales during 2011 as we upgraded many existing and new customers to a new WTM solution, which was substantially more costly than our previous solution.  We were unable to pass the increased cost on to our customers for this WTM upgrade, which negatively impacted our cost of sales. In addition, we had a component failure within our new WTM solution that required the recall of the entire installed base during the first quarter 2011.  Our manufacturing overhead rates also increased during 2011, primarily due to the slowing of production rates to allow for the reduction of overall inventory levels. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products such as the DVM-750 and DVM-500 Plus are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility in Grain Valley, Missouri.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings will likely continue to negatively impact our cost of goods sold as a percentage of sales during the balance of 2011. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.

We had $883,228 and $733,578 in reserves for obsolete and excess inventories at June 30, 2011 and December 31, 2010, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at June 30, 2011 and have discontinued it. Component parts specific to the DVM-500 remain in inventory at levels that are reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,381,169 and $4,272,304 at June 30, 2011 and December 31, 2010, respectively, a decrease of $1,891,135 (44%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2011 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will help reduce cost of sales as a percent of revenues during the balance of 2011. Finished goods balances were $5,683,562 and $6,460,924 at June 30, 2011 and December 31, 2010, respectively. The decrease in finished goods was primarily in the DVM-500 Plus products because management focused on reducing overall inventory levels to improve the Company’s liquidity position.  Finished goods at June 30, 2011 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally products which will be used to fulfill international and domestic orders during the third and fourth quarters of 2011. Finished goods also included supplies of our other new products including the FirstVU, Thermal Ally and DVM-250 at June 30, 2011. We believe that our obsolescence risk was less at June 30, 2011 compared to December 31, 2010 because we have no remaining DVM-500 legacy systems in finished goods inventory, the reduction in raw material and component parts inventory balances and the overall increase in our reserve for obsolete inventory.  We believe these reserves are appropriate given our inventory levels at June 30, 2011.

Gross Profit

Gross profit for the six months ended June 30, 2011 and 2010 was $3,941,330 and $6,213,510, respectively, a decrease of $2,272,180 (37%).  The significant decrease is commensurate with the 20% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the six months ended June 30, 2011 compared to 2010.  Our gross profit percentage decreased to 42% for the six months ended June 30, 2011 from 53% for the six months ended June 30, 2010.   We expect that our margins will be lower than normal on revenues contributed by our new products as we bring these products into commercial production during 2011.  However, as revenues increase from these products, we will seek to improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $6,171,447 and $7,939,581 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $1,768,134 (22%).  Overall selling, general and administrative expenses as a percentage of sales improved to 66% in 2011 compared to 67% in 2010.  The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2011	2010
Research and development expense	$1,419,504	$1,695,590
Selling, advertising and promotional expense	1,009,317	1,438,993
Stock-based compensation expense	443,848	982,673
Professional fees and expense	413,942	495,757
Executive, sales and administrative staff payroll	1,502,451	1,937,667
Other	1,382,385	1,388,901
Total	$6,171,447	$7,939,581

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $1,419,504 and $1,695,590 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $276,086 (16%).  We believe that our cost trends have improved substantially in the six months ended June 30, 2011 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering.  He has effected changes to improve the efficiency and cost effective usage of engineering resources in the development of our new products, in particular the DVM-750, DVM-250 event recorder and the FirstVU. His efforts have also greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 21 engineers at June 30, 2011, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 15% in 2011 and 14% in 2010, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. During the first quarter 2011, we introduced the DVM-250 event recorder, which is targeting commercial fleet operators.   The DVM-750, FirstVU and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to decrease during the balance of 2011 because several of our development projects are now completed and the engineers necessary to support our DVM-500 Plus and DVM-750 products decline. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $1,009,317 and $1,438,993 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $429,676 (30%) which is commensurate with the 20% decrease in revenues and the result of our cost containment measures.  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $885,247 and $1,077,240 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $191,993 (18%), which is commensurate with the 20% sales decrease in 2011 compared to 2010.  Sales commissions increased during 2011 by costs associated with the restructuring of our sales agents in our law enforcement sales channel and the new salesman hired to launch the new DVM-250 product line. The Company has changed sales agents in four territories for our law enforcement sales channel and has hired seven new salesman focused on the DVM-250 sales launch, which represents our new commercial sales channel.  Sales commissions as a percentage of overall sales increased to 9.3% during the six months ended June 30, 2011 compared to 9.1% for the six months ended June 30, 2010.

Promotional and advertising expenses totaled $124,070 during the six months ended June 30, 2011 compared to $361,753 during the six months ended June 30, 2010, a decrease of $237,683 (66%).   The decrease is attributable to our cost containment and reduction initiative during 2011, which resulted in a reduction in our attendance at trade shows particularly at international venues. We expect increases in expenses for brochures and other marketing initiatives designed to help launch the DVM-250 event recorder and other newer products such as the FirstVU, Thermal Ally and Laser Ally during the balance of 2011.

Stock-based compensation expense.  Stock based compensation expense totaled $443,848 and $982,673 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $538,825 (55%).  The decrease was primarily attributable to stock options issued in January 2011 to directors and officers with longer vesting periods compared to the restricted stock grant to officers and directors in January 2010 with shorter vesting periods.  The longer amortization period related to such stock option grants in January 2011 resulted in reduced stock-based compensation expense in the six months ended June 30, 2011 compared to 2010.

Professional fees and expense.  Professional fees and expenses totaled $413,942 and $495,757 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $81,815 (17%).   Professional fees during 2011 were related primarily to normal public company matters, intellectual property matters and  litigation matters.  The decrease in professional fees and expenses is primarily attributable to the Company’s cost containment measures coupled with the 2010 settlement of litigation with DeHuff.  We expect increased legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense during the balance of 2011.

           Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $1,502,451 and $1,937,667 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $435,216 (22%).  This decrease is attributable to the cost containment initiative that resulted in headcount reductions, including the elimination of the Vice President of Operations position during January 2011.  The base salaries of our officers were reduced by at least 30% effective January 1, 2011, which contributed to the reduction in executive payroll costs.  Severance costs charged to executive, sales and administrative payroll exceeded $150,000 during the six months ended June 30, 2011, which offset the overall decrease in such payroll costs.   Management anticipates that the reduction in executive, sales and administrative payroll will accelerate in the second quarter of 2011 as the full benefit of the headcount reductions are in effect.   However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance of 2011 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products such as the DVM-250.

Other.  Other selling, general and administrative expenses totaled $1,382,385 and $1,388,901 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $6,516 (1%).  The decrease in 2011 was attributable to our cost containment measures that generally reduced these expenses and in particular provided reductions in the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We expect reductions in property insurance and facility-related expenses during the balance of 2011 as we decreased the amount of leased space for our engineering and distribution departments effective June 30, 2011.  We plan to continue our cost containment initiatives in 2011 and expect the improvement in our overhead costs will continue.

Operating Loss

           For the reasons previously stated, our operating loss was $2,230,117 and $1,726,071 for the six months ended June 30, 2011 and 2010, respectively, a deterioration of $504,046 (29%).  Operating loss as a percentage of revenues increased to 24% in 2011 compared to 14% in 2010.  Our goal is to achieve profitability during the balance of 2011 if our revenue and gross margins increase through the increased sales of our DVM-750, DVM-250, Laser Ally, Thermal Ally and FirstVU products and we are successful with our previously announced SG&A cost reduction and gross margin improvement initiatives. The improvement in operating income is also dependent upon anticipated increases in funding to states, counties and municipalities from the federal stimulus funds, coupled with our continued monitoring and control over selling general and administrative expenses.

Interest Income

Interest income decreased to $6,761 in the six months ended June 30, 2011 from $14,240 in 2010.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the six months ended June 30, 2011 compared to 2010.

Interest Expense

We incurred interest expense of $58,836 during the six months ended June 30, 2011.  We began drawing on our line of credit during the third quarter 2010 to fund our operating losses and the repurchase of $469,761 of common stock during 2010.  The Company issued a subordinated note in the principal amount of $1.5 million during the second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. The subordinated note payable bears interest at 8% per annum and we are amortizing the discount over the term of the note. The outstanding balance on our subordinated note payable was $1.5 million as of June 30, 2011 less the unamortized discount of $115,876.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,282,192 and $1,711,831 for the six months ended June 30, 2011 and 2010, respectively, a deterioration of $570,361 (33%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the six months ended June 30, 2011 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2011.  Our income tax benefit was $595,000 for the six months ended June 30, 2010. During 2011, we increased our valuation reserve on deferred tax assets by $865,000 whereby our deferred tax assets continued to be fully reserved due to our recent operating losses as of June 30, 2011.

We had approximately $4,760,000 of net operating loss carryforwards and $915,000 of research and development tax credit carryforwards as of December 31, 2010 available to offset future net taxable income.

Net Loss

As a result of the above, for the six months ended June 30, 2011 and 2010, we reported a net loss of $2,282,192 and $1,116,831, respectively, a deterioration of $1,165,361 (104%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.14 and $0.07 for the six months ended June 30, 2011 and 2010, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2011 and 2010 because of the net loss reported for each period.

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

On May 31, 2011, the Company borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  The loan is represented by a promissory note, bears interest at the rate of 8% per annum and is payable, interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The note is subordinated to all existing and future senior indebtedness, as such term is defined in the note. The Company used the loan proceeds to pay the outstanding borrowings under its line of credit with a bank.  The bank line of credit was retired as of June 30, 2011.

The Company may seek additional credit facilities to complement the subordinated note payable and provide the Company with funding should the need arise to finance growth or other expenditures. The Company is in preliminary discussions with various financial institutions and third parties with the goal of obtaining a new credit facility; however, it has no formal commitment regarding any of these alternatives at present.  It will be difficult to obtain a new line of credit facility given the Company's recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to the Company.

The Company has in excess of $645,000 of available cash and equivalents and net working capital of approximately $8,860,000 as of June 30, 2011. Net working capital as of June 30, 2011 includes approximately $4.0 million of accounts receivable and $7.3 million of inventory.   Management has focused on reducing both accounts receivable and inventory to generate cash to meet our short term funding needs.  The Company has reduced such balances by approximately $3.5 million during the six months been ended June 30, 2011, which has provided adequate funding to support its operations. Management believes that it can continue to reduce inventory levels during the balance of 2011 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during the balance of 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to support our planned operating activities.  Our inability to obtain such capital, if required, would have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern.  Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances:  As of June 30, 2011, we had cash and cash equivalents with an aggregate balance of $645,772, an increase from a balance of $623,475 at December 31, 2010.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $22,297 net increase in cash during the six months ended June 30, 2011:

Operating activities:
$248,655 of net cash provided by operating activities through collections of accounts receivables and decreases in inventory levels, offset by our net losses and the payment of accounts payable.  Non-cash charges to income, such as the depreciation and amortization, increase in inventory obsolescence reserves and stock-based compensation also contributed to net cash provided by operating activities.

Investing activities:
$151,358 of net cash used in investing activities, primarily to acquire test and quality control equipment to supply our contract manufacturers and the costs to acquire patents on our proprietary technology utilized in our new products.

Financing activities:
$75,000 of net cash financing activities resulting from the payment of debt issuance costs related to the issuance of the $1.5 million subordinated note payable during 2011.  The proceeds of the subordinated note payable were used to retire the outstanding balance on the Company’s bank line of credit.

Operating activities:  Net cash provided by operating activities was $248,655 for the six months ended June 30, 2011 compared to net cash fund provided by operating activities of $1,731,117 for the six months ended June 30, 2010, a deterioration of $1,482,462.  The deterioration in cash flow from operations for 2011 was primarily the result of our net losses and the payment of accounts payable offset by collections of accounts receivable, the deferred tax provision and decreases in inventory. In addition, the Company collected a $3.2 million receivable during the six months ended June 30, 2010 which provided significant cash flows that did not recur in 2011.   During the six months ended June 30, 2011, management focused on improving liquidity by reducing inventory levels and the collection of accounts receivable to fund payments to vendors.  We are hopeful that we will increase revenues, return to profitability and decrease our inventory levels during the balance of 2011, thereby providing positive cash flows from operations, although there can be no assurances in that regard.

Investing activities:  Cash used in investing activities was $151,358 and $154,310 for the six months ended June 30, 2011 and 2010, respectively.  In both 2011 and 2010, we purchased production and research and development equipment to support our activities.  In 2011 the purchases were focused on acquiring test and quality control equipment to be used by our contract manufacturers.  During 2011 and 2010, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  During the six months ended June 30, 2011, we issued a subordinated note payable in the principal amount of $1.5 million, the proceeds of which were used to repay the outstanding balance on our bank line of credit. We paid $75,000 of debt issuance costs related to the subordinated note payable during 2011. There were no stock option exercises or similar transactions during the six months ended June 30, 2011, which is attributable to the depressed value of our common stock.  Net cash provided by financing activities during the six months ended June 30, 2010 was $80,301, which is attributable to proceeds received from the exercise of stock options and their related tax benefits.

The net result of these activities was an increase in cash of $22,297 to $645,772 for the six months ended June 30, 2011.

Commitments:

We had $645,772 of cash and cash equivalent balances and net positive working capital approximating $8.8 million as of June 30, 2011.  Accounts receivable balances represented $4,048,733 of our net working capital at June 30, 2011.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during the balance of 2011, which would help to provide positive cash flow to support our operations during 2011.  Inventory represented $7,274,731 of our net working capital at June 30, 2011 and finished goods represented $5,683,562 of total inventory.  We expect that finished goods will be converted to cash quickly when customer orders are received and shipments occur in 2011.  We are actively managing the overall level of inventory and believe that such levels will be reduced during the balance of 2011 by our sales activities, which should provide additional cash flow to help support our operations during 2011.

Capital Expenditures.  We had no material commitments for capital expenditures at June 30, 2011.

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the six months ended June 30, 2011 and 2010 was $104,020 and $96,974, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2011 (July1, 2011 through December 31, 2011)	$174,903
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$424,956

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $16,552 and $9,189 for the six months ended June 30, 2011 and 2010, respectively.

Following is a summary of the Company’s licenses as of June 30, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2011	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July, 2011	July, 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, the Company terminated two license agreements because of failure of the counterparty to deliver the required materials and refusal to honor warranty provisions.  In addition, one of the agreements was never approved by the Company. Both of these terminations are in dispute and the Company has filed a lawsuit to enforce its rights and protect its interests pursuant to these agreements. See “Litigation” below.

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

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$801,665	$961,335
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$801,665	$4,487,335

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

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.  The Company has made matching contributions totaling $68,157 and $82,051 for the six months ended June 30, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the six months ended June 30, 2011.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to June 30, 2011.

Standby Letters of Credit.  The Company is contingently liable as of June 30, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

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

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible on cumulative revenues of $117.1 million since we commenced deliveries during 2006.  As of June 30, 2011 and December 31, 2010, we have recorded a reserve for doubtful accounts of $125,000 and $110,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2011.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw material and component parts	$2,381,169	$4,272,304
Work-in-process	93,228	88,635
Finished goods	5,683,562	6,460,924

Subtotal	8,157,959	10,821,863
Reserve for excess and obsolete inventory	(883,228)	(733,578)

Total	$7,274,731	$10,088,285

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 10.8% of the gross inventory balance at June 30, 2011, compared to 6.8% of the gross inventory balance at December 31, 2010.  Our finished goods are composed primarily of our new DVM-750 system, the DVM-500 Plus, the FirstVU, the Laser Ally, the Thermal Ally, the DVM-250 event recorder and the DVF 500 flashlight products, none of which are considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of June 30, 2011 and therefore it does not represent an obsolescence risk.  Raw material and component part inventory balances were decreased at June 30, 2011, compared to December 31, 2010, as we focused on reducing our overall inventory levels.  In 2011, we are focused on outsourcing more component part production and increasing our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during the balance of 2011.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

           If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were increased to $249,198 as of June 30, 2011 compared to $228,233 as of December 31, 2010, which reflects increased reserves related to the WTM feature that has encountered component failures offset by decreased number of units under warranty.  Our new DVM-750 product failure rate has improved significantly during 2010 and 2011, which has contributed to the relatively stable level of warranty reserves.  We have recently introduced several new products, including the FirstVU, Laser Ally, DVM-250 and Thermal Ally, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were 647,500 options granted during the six months ended June 30, 2011.  The assumptions used for the determining the grant-date fair value of options granted during the six months ended June 30, 2011 are reflected in the following table:

Six Months Ended June 30, 2011
Expected term of the options in years	0-5 years
Expected volatility of Company stock	68% - 70%
Expected dividends	None
Risk-free interest rate	0.56% - 1.98%
Expected forfeiture rate	5.00%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of June 30, 2011 range from 0% to 5%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2010, cumulative valuation allowances in the amount of $4,495,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $4,495,000 to fully reserve our deferred tax assets at December 31, 2010. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2011 because of the losses we incurred during the six months ended June 30, 2011. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

          As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of June 30, 2011 representing uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Not Applicable)

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  On May 31, 2011, the Company borrowed $1,500,000 from an individual who is an accredited investor.  The Company issued the lender an 8% Subordinated Note (the "Note") that bears interest at the rate of 8% per annum and is payable interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The Note is unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Note.

In connection with the Note, the Company granted the lender a warrant (the "Warrant") exercisable to purchase 300,000 shares of its common stock at a price of $1.50 per share until November 30, 2013.  The Note and the Warrant were issued in a private placement in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.  The Company used the proceeds from the Note to pay the outstanding borrowings under its line of credit with its former bank.

The Company paid Source Capital Group, Inc., a member of the Financial Industry Regulatory Authority, a fee of $75,000 and issued it a warrant exercisable to purchase 75,000 shares of its common stock on the same terms and conditions as the Warrant for its services relating to the transaction.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535
October 1 to 31, 2009	—	—	—	$8,312,535
November 1 to 30, 2009	—	—	—	$8,312,535
December 1 to 31, 2009	—	—	—	$8,312,535
January1 to 31, 2010	—	—	—	$8,312,535
February 1 to 28, 2010	—	—	—	$8,312,535
March 1 to 31, 2010	—	—	—	$8,312,535
April1 to 30, 2010	—	—	—	$8,312,535
May 1 to 31, 2010	—	—	—	$8,312,535
June 1 to 30, 2010	—	—	—	$8,312,535
July 1 to 31, 2010	—	—	—	$8,312,535
August 1 to 31, 2010	259,535	1.81	259,535	$7,842,774
September 1 to 30, 2010	—	—	—	$7,842,774
October 1 to 31, 2010	—	—	—	$7,842,774
November 1 to 30, 2010	—	—	—	$7,842,774
December 1 to 31, 2010	—	—	—	$7,842,774
January1 to 31, 2011	—	—	—	$7,842,774
February 1 to 28, 2011	—	—	—	$7,842,774
March 1 to 31, 2011	—	—	—	$7,842,774
April 1 to 30, 2011	—	—	—	$7,842,774
May 1 to 31, 2011	—	—	—	$7,842,774
June 1 to 30, 2011	—	—	—	$7,842,774	[2]

[1] During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of June 30, 2011.

[2] The Stock Repurchase Program authorized the repurchase of up to $10 million of common stock.   A total of 508,145 shares have been repurchased under this program as of June 30, 2011, at a total cost of $2,157,226 ($4.25 per share average).  As a result, $7,842,774 represents the maximum remaining dollar amount of common shares that may be purchased under the Program as of June 30, 2011. The Board of Directors has approved an extension of the Program to July 1, 2012.

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

DIGITAL ALLY, INC.,
a Nevada corporation

Date: August 12, 2011	By:	/s/ Stanton E. Ross
	Name:	Stanton E. Ross
	Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.