Form 10-Q
period 2011-09-30
DIGITAL ALLY INC
filed 2011-10-27
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 26, 2011
Common Stock, $0.001 par value	16,154,073

FORM 10-Q
DIGITAL ALLY, INC.
SEPTEMBER 30, 2011
(unaudited)

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine months ended September 30, 2011	5

	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010	6

	Notes to the Condensed Consolidated Financial Statements	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4.	Controls and Procedures.	40

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Removed and Reserved	42

Item 5.	Other Information.	42

Item 6.	Exhibits.	42

SIGNATURES		43

EXHIBITS

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,304,290	$623,475
Accounts receivable-trade, less allowance for doubtful accounts of $114,700 - 2011 and $110,000 – 2010	3,957,363	4,779,553
Accounts receivable-other	185,906	345,711
Inventories	6,714,903	10,088,285
Prepaid expenses	389,179	341,584

Total current assets	12,551,641	16,178,608

Furniture, fixtures and equipment	4,099,604	3,352,372
Less accumulated depreciation and amortization	3,024,333	2,307,244

	1,075,271	1,045,128

Intangible assets, net	265,907	293,577
Other assets	100,398	91,133

Total assets	$13,993,217	$17,608,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,264,170	$3,157,033
Subordinated note payable, net of discount of $84,274	1,415,726	—
Line of credit	—	1,500,000
Accrued expenses	764,815	728,479
Income taxes payable	11,275	25,625
Customer deposits	1,878	2,642

Total current liabilities	3,457,864	5,413,779

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,662,218 – 2011 and 16,652,218 – 2010	16,662	16,652
Additional paid in capital	22, 435,353	21,649,567
Treasury stock, at cost (shares: 508,145 – 2011 and 508,145 - 2010)	(2,157,226)	(2,157,226)
Accumulated deficit	(9,759,436)	(7,314,326)

Total stockholders’ equity	10,535,353	12,194,667

Total liabilities and stockholders’ equity	$13,993,217	$17,608,446

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Product revenue	$5,620,823	$6,812,137	$14,817,639	$18,343,159
Other revenue	197,070	211,034	473,200	509,879

Total revenue	5,817,893	7,023,171	15,290,839	18,853,038
Cost of revenue	2,828,397	3,738,526	8,360,013	9,354,883

Gross profit	2,989,496	3,284,645	6,930,826	9,498,155
Selling, general and administrative expenses:
Research and development expense	719,773	900,210	2,139,277	2,595,801
Selling, advertising and promotional expense	655,267	669,216	1,664,584	2,108,208
Stock-based compensation expense	192,221	387,674	636,069	1,370,346
General and administrative expense	1,514,675	1,919,546	4,813,453	5,741,871

Total selling, general and administrative expenses	3,081,936	3,876,646	9,253,383	11,816,226

Operating loss	(92,440)	(592,001)	(2,322,557)	(2,318,071)

Interest income	5,703	4,623	12,464	18,864
Interest expense	(76,181)	(4,583)	(135,017)	(4,583)

Loss before income tax benefit	(162,918)	(591,961)	(2,445,110)	(2,303,790)
Income tax benefit	—	153,000	—	748,000

Net loss	$(162,918)	$(438,961)	$(2,445,110)	$(1,555,790)

Net loss per share information:
Basic	$(0.01)	$(0.03)	$(0.15)	$(0.09)
Diluted	$(0.01)	$(0.03)	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic	16,154,073	16,144,073	16,151,077	16,652,218
Diluted	16,154,073	16,144,073	16,151,077	16,652,218

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Treasury stock	Accumulated deficit	Total
Balance, January 1, 2011	16,652,218	$16,652	$21,649,567	$(2,157,226)	$(7,314,326)	$12,194,667

Stock-based compensation	—	—	636,069	—	—	636,069

Restricted common stock grant	10,000	10	(10)	—	—	—

Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	149,727	—	—	149,727

Net loss	—	—	—	—	(2,445,110)	(2,445,110)

Balance, September 30, 2011	16,662,218	$16,662	$22,435,353	$(2,157,226)	$(9,759,436)	$10,535,353

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(2,445,110)	$(1,555,790)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	760,284	600,273
Stock based compensation	636,069	1,370,346
Provision for inventory obsolescence	13,662	(5,397)
Provision for doubtful accounts receivable	4,700	—
Deferred tax (benefit)	—	(763,000)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	817,490	2,131,293
Accounts receivable - other	159,805	136,741
Inventories	2,925,403	(2,069,574)
Prepaid expenses	17,950	(193,372)
Other assets	(9,265)	(7,522)
Increase (decrease) in:
Accounts payable	(1,892,863)	824,607
Accrued expenses	36,336	(1,111,912)
Income taxes payable	(14,350)	4,217
Customer deposits	(764)	(39,924)

Net cash provided by (used in) operating activities	1,009,347	(679,014)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(229,555)	(255,058)
Additions to intangible assets	(23,977)	(29,006)

Net cash used in investing activities	(253,532)	(284,064)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note payable	1,500,000	—
Change in line of credit	(1,500,000)	1,250,000
Deferred issuance costs for subordinated note payable	(75,000)	—
Proceeds from exercise of stock options and warrants	—	95,300
Deficiency in tax benefits related to stock-based compensation	—	(5,000)
Purchase of common shares for treasury	—	(469,761)

Net cash (used in) provided by financing activities	(75,000)	870,539

Net increase in cash and cash equivalents	680,815	(92,539)
Cash and cash equivalents, beginning of period	623,475	183,150

Cash and cash equivalents, end of period	$1,304,290	$90,611

Supplemental disclosures of cash flow information:
Cash payments for interest	$60,109	$4,583

Cash payments for income taxes	$—	$15,783

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$10	$58,750

Common stock surrendered as consideration for exercise of stock options	$—	$833,991

Transfer of demonstration equipment	$434,317	$—

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

The Company sells through two separate and distinct channels:

●
Sales to domestic customers are generally made direct to the end customer (typically a law enforcement agency) through commissioned third-party sales agents or our direct sales force.  Revenue is recorded when the product is shipped to the end customer.

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

Other revenue is comprised of revenues from repair services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon shipment of the product and acceptance of the service or materials to the end customer.

Sales returns and allowances aggregated $216,988 and $202,916 for the three months ended September 30, 2011 and 2010, and $663,375 and $619,362 for the nine months ended September 30, 2011 and 2010, respectively.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of September 30, 2011 and December 31 2010, there was no impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $19,169 and $21,232 for the three months ended September 30, 2011 and 2010, respectively.  Such costs aggregated $63,494 and $54,263 for the nine months ended  September 30, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $87,472 and $136,635 for the three months ended September 30, 2011 and 2010, respectively, and $211,542 and $498,388 for the nine months ended September 30, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

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

The Company  applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) No. 740 - Income Taxes that provides a framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. It initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and it recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As it obtains additional information, the Company may need to periodically adjust its recognized tax positions and tax benefits. These periodic adjustments may have a material impact on its consolidated statements of operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2011 and 2010.  There have been no penalties in 2011 and 2010.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.  Research and development expenses incurred for the three months ended September 30, 2011 and 2010 were approximately $719,773 and $900,210, respectively.  Research and development expenses aggregated $2,139,277 and $2,595,801 for the nine months ended September 30, 2011 and 2010, respectively.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of speed detection and digital audio and video recording devices.  For the three and nine months ended September 30, 2011 and 2010, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales by geographic area:
United States of America	$4,600,178	$6,464,050	$13,504,198	$18,176,969
Foreign	1,217,715	559,121	1,786,641	676,069

	$5,817,893	$7,023,171	$15,290,839	$18,853,038

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

NOTE 2.    BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $114,700 and $110,000 as of September 30, 2011 and December 31, 2010, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Three distributor/agents individually exceeded 10% and represented $6,520,341, or 43% of total revenues, for the nine months ended September 30, 2011. One individual customer receivable balance totaled $515,828 (13%) as of September 30, 2011, which represented the only individual customer balance that exceeded 10% of total accounts receivable as of September 30, 2011. Two distributor/agents individually exceeded 10% and in the aggregate represented $7,003,149, or 37% of total revenues, for the nine months ended September 30, 2010.  No customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2010.

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to development, license and manufacture certain products that the Company offers for sale to its customers.  Currently, these products represent less than 10% of the Company’s total revenue; however, revenue generated by these products are expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue.  These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products.  Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product.  The Manufacturers are located in the United States and in Asia.  Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company.  It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary which could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 4.    INVENTORIES

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw material and component parts	$2,369,509	$4,272,304
Work-in-process	81,399	88,635
Finished goods	5,011,235	6,460,924

Subtotal	7,462,143	10,821,863
Reserve for excess and obsolete inventory	(747,240)	(733,578)

Total	$6,714,903	$10,088,285

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $355,231 and $872,369 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 5.    FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	Estimated Useful Life	September 30, 2011	December 31, 2010
Office furniture, fixtures and equipment	3-10 years	$1,732,503	$1,662,397
Warehouse and production equipment	3-5 years	1,339,323	1,356,773
Demonstration and tradeshow equipment	2-5 years	778,800	178,437
Leasehold improvements	2-5 years	163,462	80,167
Website development	3 years	11,178	11,178
Other equipment	3 years	74,338	63,420

Total cost		4,099,604	3,352,372
Less: accumulated depreciation and amortization		(3,024,333)	(2,307,244)

Net furniture, fixtures and equipment		$1,075,271	$1,045,128

NOTE 6.    SUBORDINATED NOTE PAYABLE AND BANK LINE OF CREDIT

	September 30, 2011	December 31, 2010
Subordinated note payable, at par	$1,500,000	$—
Unamortized discount	(84,274)	—
Bank line of credit	—	1,500,000

	$1,415,726	$1,500,000

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

The Company used the subordinated note proceeds to pay the outstanding borrowings under its line of credit with a bank.  Such bank line of credit has been retired as of September 30, 2011.

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

The Company allocated $126,410 of the proceeds of the Note to additional paid-in-capital, which represented the grant date fair value of the Warrant for 300,000 common shares issued and which is reported as a discount on the Note.  The discount is amortized to interest expense ratably over the 12 month term of the Note and totaled $31,602 and $42,136 for the three and nine months ended September 30, 2011, respectively.

The direct costs to issue the Note and Warrants aggregated $106,602, which included the $75,000 fee payment and the grant date fair value of $31,602 representing the Warrant for 75,000 common shares.  Approximately $8,285 of the issue costs were charged directly to additional paid in capital related to the Warrants issued. The deferred issuance costs allocated to the Note issuance aggregated $98,317 are capitalized as a prepaid expense and amortized to interest expense ratably over the 12 month term of the Note. Such amortization totaled $24,579 and $32,772 for the three and nine months ended September 30, 2011, respectively.

NOTE 7.    ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accrued warranty expense	$201,165	$228,233
Accrued sales commissions	154,639	51,596
Accrued payroll and related fringes	180,646	360,713
Employee separation agreement	23,558	—
Other	204,807	87,937

	$764,815	$728,479

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2011:

Beginning balance	$228,233
Provision for warranty expense	141,046
Charges applied to warranty reserve	(168,114)

Ending balance	$201,165

NOTE 8.    INCOME TAXES

The effective tax rate for the nine months ended September 30, 2011 varied from the expected statutory rate due to the Company determining during 2010 to provide a 100% valuation allowance on net deferred tax assets.  The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2011 because of the current year operating losses.

The valuation allowance on deferred tax assets totaled approximately $5,255,000 and $4,495,000 as of September 30, 2011 and December 31, 2010, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on its condensed consolidated balance sheets.  In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular impacted the Company in the first half of 2010 and it incurred operating losses during this period. Law enforcement agencies are the Company’s primary customer and are typically funded through state and local tax roles. Despite the improvement in general economic conditions in the second half of 2010 and the Company’s ongoing cost containment efforts, it incurred additional losses in the second half of 2010 that placed it in a three-year cumulative loss position at December 31, 2010. Although management is hopeful that general economic and business conditions will continue to improve in 2011, management determined there was not sufficient positive evidence regarding the Company’s potential for future profits to outweigh the negative evidence of its three-year cumulative loss position under the guidance provided in ASC 740.  Therefore, management determined that the valuation allowance should be increased to $4,495,000 to fully reserve the Company’s deferred tax assets at December 31, 2010. The Company has incurred additional losses during the nine months ended September 30, 2011, which provided additional evidence that all net deferred tax assets should continue to be reserved as of September 30, 2011, resulting in a $760,000 increase to the valuation allowance as of September 30, 2011.  Management expects to maintain a full valuation allowance until management determines that the Company can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent management determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At September 30, 2011, the Company had available approximately $5,370,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2031.  In addition, the Company had research and development tax credit carryforwards totaling $915,000 available as of September 30, 2011, which expire between 2023 and 2031

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards if it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2030, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended September 30, 2011 and 2010 was $85,049 and $104,020, respectively, related to these leases. Rent expense for the nine months ended September 30, 2011 and 2010 was $298,481 and $303,289, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2011 (October 1, 2011 through December 31, 2011)	$87,456
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$337,509

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $7,250 and $7,975 for the three months ended September 30, 2011 and 2010, respectively, and $23,802 and $17,164 for the nine months ended September 30, 2011 and 2010, respectively.

Following is a summary of the Company’s licenses as of September 30, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July, 2011	July, 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

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

Supply and distribution agreements.  The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,182,473	$580,527
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$1,182,473	$4,106,527

The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company holds approximately $610,000 of such products in finished goods inventory as of September 30, 2011.

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

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686. The Company is pursuing collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  The Company has filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $29,397 and $41,611 for the three months ended September 30, 2011 and 2010, respectively. The Company has made matching contributions totaling $97,555 and $123,662 for the nine months ended September 30, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the nine months ended September 30, 2011.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to September 30, 2011.

Standby Letters of Credit.  The Company is contingently liable as of September 30, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

NOTE 10.  STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of  $192,221 and $387,674 for the three months ended September 30, 2011 and 2010, respectively, and  $636,069 and $1,370,346 for the nine months ended  September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company has adopted five separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to a total of 7,000,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company registered 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan with the SEC and intends to register the shares issuable under the 2011 Plan with the SEC in the near future.  A total of 1,544,754 options remain available for grant under the various Plans as of September 30, 2011.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 20,000 options are fully vested and remain outstanding as of September 30, 2011.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the nine months ended September 30, 2011 are reflected in the following table:

2011
Expected term of the options in years	0-5 years
Expected volatility of Company stock	67% - 70%
Expected dividends	None
Risk-free interest rate	0.20% - 1.98%
Forfeiture rate	5% - 10%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,001,726	$2.83
Granted	667,500	1.60
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(947,921)	2.11

Outstanding at September 30, 2011	3,721,305	$2.77

Exercisable at September 30, 2011	2,317,205	$2.74

Weighted-average fair value for options granted during the period at fair value	667,500	$0.78

The Company’s 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan and 2011 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the nine months ended September 30, 2011

At September 30, 2011, the aggregate intrinsic value of options outstanding was approximately $-0-, the aggregate intrinsic value of options exercisable was approximately $-0-, and there were no options exercised during the nine months ended September 30, 2011.

As of September 30, 2011, the unamortized portion of stock compensation expense on all existing stock options was $713,876, which will be recognized over the next forty-seven months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2011:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $0.99	20,000	9.9 years	—	—
$1.00 to $1.99	2,443,705	6.4 years	1,511,705	4.8 years
$2.00 to $2.99	103,500	7.5 years	35,000	7.0 years
$3.00 to $3.99	176,600	6.9 years	73,000	5.6 years
$4.00 to $4.99	242,500	6.0 years	242,500	6.0 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	705,000	6.3 years	425,000	6.3 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	4.9 years	30,000	4.9 years
$9.00 to $9.99	—	—	—	—

	3,721,305	6.4 years	2,317,205	5.2 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2011 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2011	205,894	$2.83
Granted	10,000	1.42
Vested	(193,394)	(2.84)
Forfeited	—	—

Nonvested balance, September 30, 2011	22,500	$2.09

During the nine months ended September 30, 2011, the Company granted 10,000 shares of restricted stock to a non-employee director pursuant to the 2007 restricted stock agreement.  Restricted stock grants totaling 5,000 during 2011 fully vested on May 1, 2011 with the remaining 5,000 restricted shares to vest on May 1, 2012.  The Company estimated the fair market value of these restricted stock grants at $14,200 based on the closing market price on the date of grant.  As of September 30, 2011, there were $18,654 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 21 months in accordance with the graduated vesting scale.

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

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants in years	30 months
Expected volatility of Company stock	68%
Expected dividends	None
Risk-free interest rate	0.62%
Forfeiture rate	0%

A summary of all Warrant activity for the nine months ended September 30, 2011 is as follows:

	Warrants	Weighted average exercise price
Nonvested balance, January 1, 2011	—	—
Granted	375,000	$1.50
Vested	(375,000)	$(1.50)
Forfeited	—	—

Nonvested balance, September 30, 2011	—	—

	Warrants	Weighted average exercise price
Vested balance, January 1, 2011	—	—
Vested	375,000	$1.50
Exercised	—	—
Forfeited	—	—

Vested balance, September 30, 2011	375,000	$1.50

The weighted average grant date fair value of the 375,000 Warrants granted during the nine months ended September 30, 2011 aggregated $158,012, which is amortized ratably to interest expense over the twelve months term of the subordinated note payable.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted income per share – Net loss	$(162,918)	$(438,961)	$(2,445,110)	$(1,555,790)

Denominator for basic loss per share – weighted average shares outstanding	16,154,073	16,144,073	16,151,077	16,652,218
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,154,073	16,144,073	16,151,077	16,652,218

Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.15)	$(0.09)
Diluted	$(0.01)	$(0.03)	$(0.15)	$(0.09)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the three and nine months ended  September 30, 2011 and 2010, because of the net loss incurred for the respective periods all outstanding stock options to purchase common stock were antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses in fiscal 2009 and 2010 and the first nine months of 2011; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250 and DVM-100, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products and the degree to which the interest shown in our new products will translate into sales during 2011; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (25)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

 Overview

           We supply technology-based products utilizing our portable digital video and audio recording capabilities, primarily for the law enforcement and security industries.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006 and enjoyed significant quarterly revenue growth until the fourth quarter 2008.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the new DVM-500 Ultra product for motorcycles, ATV’s and marine use, the FirstVU (body-worn camera) product, the Laser Ally speed detection system and the Thermal Ally night vision system prior to 2011. We launched the DVM-250 event recorder during the first quarter 2011 and the DVM-100 in-car video product during the third quarter of 2011.  We have additional research and development projects that we anticipate will result in several new products to be launched during the balance of 2011.  We believe that the launch of these new products will help to diversify and increase our product offerings and we anticipate that such new products will result in increased revenues in the future.

We experienced a negative trend in our operating results in 2011 and 2010 and we have reported operating losses during each of the previous seven fiscal quarters.  However, the third quarter 2011 showed substantial improvement in gross margins, operating loss and net loss when compared to quarterly results during such periods. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$ 5,817,893	$ 4,743,253	$ 4,729,693	$ 6,357,967	$ 7,023,171	$ 5,519,980	$ 6,309,887
Gross profit	2,989,496	1,964,557	1,976,773	2,629,094	3,284,645	2,771,684	3,441,826
Gross profit margin percentage	51.4%	41.4%	41.8%	41.4%	46.8%	50.2%	54.5%
Total selling, general and administrative expenses	3,081,936	3,064,005	3,107,442	4,104,834	3,876,646	3,867,341	4,072,241
Operating loss	(92,440)	(1,099,448)	(1,130,669)	(1,475,740)	(592,001)	(1,095,657)	(630,415)
Operating margin percentage	(1.6%)	(23.2%)	(23.9%)	(23.2%)	(8.4%)	(19.9%)	(9.9%)
Net loss	$ (162,918)	$ (1,134,903)	$ (1,147,289)	$ (4,988,733)	$ (438,961)	$ (760,664)	$ (356,167)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders particularly from international customers and our new products, such as the DVM-100 and DVM-250.  We improved our operating loss during the third quarter 2011 to $92,440 on total revenues of $5,817,893 compared to the second quarter 2011 operating loss of $1,099,448 on total revenues of $4,743,253. Our revenues were substantially improved in the third quarter 2011 compared to both the first and second quarters of 2011, which resulted in our reduced operating loss of $92,440 compared to $1,099,448 for the second quarter and $1,130,669 for the first quarter 2011.  Our gross margin percentage improved to 51.4% in the third quarter 2011 compared to 41.4% in the second quarter 2011 and 41.8% in the first quarter which also contributed to the reduced operating loss in the third quarter 2011.  We decreased our selling, general and administrative (“SG&A”) expenses in the third, second and first quarter 2011, compared to each quarter in 2010 as we implemented our cost reduction and containment initiative, which resulted in approximately $1.0 million in SG&A cost savings per quarter. Our improved gross margin in the third quarter 2011 reduced our operating losses but it did not permit us to cover all of our operating expenses.  Our international revenues during 2011 improved over 2010 levels as we shipped international orders totaling $1,217,715 in the third quarter 2011 and an international order for our DVM-750 product in excess of $350,000 during the first quarter 2011. We expect to continue to experience significant fluctuations in revenues in 2011 and beyond due to the timing of larger orders particularly from international customers.  For the balance of 2011, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our general and administrative cost reduction and containment measures.  We plan, however, to continue to invest in research and development and sales and marketing resources.  Inventory levels declined during the each quarter of 2011 as we sold inventory, decreased production rates and reduced procurement throughout our supply chain. During 2010, we experienced a general increase in inventory levels in anticipation of higher sales that did not materialize, particularly from international customers.

There have been a number of factors/trends affecting our recent performance, which include:

●
We experienced lower than expected revenues during each quarter of 2011 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets.  We expect that the current economic climate will continue to depress certain state and local tax bases, and continue to make the balance of 2011 a challenging business environment.

●
We incurred a non-cash charge of $4,330,000 in the fourth quarter 2010 related to an increase in the valuation reserve on deferred tax assets, which resulted in a net loss of $4,988,733 for the fourth quarter 2010 as described in Note 8 “Income Taxes” to the financial statements in this Report.  We have increased the valuation reserve by an additional $760,000 during the nine months ended September 30, 2011. We expect to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not, based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

●
Our gross profit on sales has improved to 51.4% during the third quarter 2011 reversing the downward trend we had experienced since the first quarter 2010: 41.4% in the second quarter 2011; 41.8% during in the first quarter 2011, 41.4% in the fourth quarter 2010; 46.8% in the third quarter 2010; 50.2% in the second quarter 2010 and 54.5% in the first quarter 2010.  The gross margin improvement is primarily the result of the changes to our supply chain whereby we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternatives suppliers throughout the world. We have reduced our inventory levels throughout 2011 through our sales and began to see the effects of our supply chain improvements in the third quarter 2011 as we shipped current orders in particular for the DVM-500 Plus that were manufactured during 2011 using components from our new supply chain.  In addition, our sales mix improved gross margins during the third quarter 2011 as we shipped significant orders of our newer products, such as the DVM-100 and DVM-250.  These newer products yield higher margins than our traditional in-car video systems.  We believe that we will continue to see improved margins for the balance of 2011 as we gain traction with our newer products, and continue to see the results of our new supply chain initiatives. We implemented our supply chain plan in 2011 to improve gross margins through better outsourcing of our component parts in the future, including foreign sources, which has allowed us to reduce our production overhead costs through headcount and other cost reductions.  However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and expect it to have a negative impact on our gross margins to some degree.

●
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions in order to preserve their currently available funding and budgets. Many of the existing Federal funding programs require matching funds from the local agencies that continues to be difficult given the budget restrictions.  We cannot predict whether such funding on a matching basis will have a positive impact on our revenues in the future.

●
Our international revenues were much improved yet less than expected for the nine months ended  September 30, 2011 and 2010, with total international revenues of $1,786,641 (12% of total revenues) compared to $676,069 (4% of total revenues) for 2010.  During March 2011, we received and shipped an order from a governmental agency in Mexico for DVM-750 units valued in excess of $350,000.  During the third quarter 2011 we shipped several significant orders to customers in Central America and the previously announced order to the Turkish Gendarmerie that contributed to the improvement in international revenues.  We have experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100 and DVM-250. We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2011.  This language flexibility may be a positive factor in our efforts to improve future international sales.

●
During the fourth quarter 2010, we commenced an initiative to reduce selling general and administrative costs (SG&A) and improve gross margins with the objective of achieving consistent profitability in 2011 at a level of revenue that approximates our 2010 domestic revenue of about $24 million annually in DVM system sales to U.S. law enforcement agencies.  Unfortunately, we did not achieve this level of revenues in the first nine months of 2011.  We have undertaken headcount reductions and other cost reduction and containment measures during late 2010 and to date in 2011 that are expected to yield annualized cost reductions approximating $4.0 million, including compensation reductions of approximately $2.6 million annually and other SG&A cost reductions approximating $1.4 million annually.

●
We have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  It is, of course, important that selected contract manufacturers be able to ramp up production quickly in order to meet the varying demands of our international customers.

●
We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the Laser Ally speed detection system in the third quarter 2010, the Thermal Ally night vision system in the fourth quarter 2010, the DVM-250 event recorder during the first quarter 2011 and the DVM-100 in-car video system in the third quarter 2011. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500 Plus and DVM-750 revenues.  In addition, the DVM-250 event recorder is designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.

●
Our recent operating losses caused deterioration in our cash levels and liquidity in 2011 and 2010.  We have borrowed $1,500,000 under a subordinated note payable on May 31, 2011, the proceeds of which were utilized to retire our bank line of credit.  We currently have no credit lines available to provide working capital as of September 30, 2011.    At such date, we had available cash balances of $1,304,000 and approximately $9.1 million of working capital primarily in the form of inventory and accounts receivable.   We are focusing on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position during the balance of 2011.  In that regard we have reduced our inventory levels by approximately $3.0 million during the nine months ended September 30, 2011, which has been a significant source of liquidity for us.

On May 31, 2011, we borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  The loan is represented by a promissory note, bears interest at the rate of 8% per annum and is payable, interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The Note is subordinated to all existing and future senior indebtedness, as such term is defined in the Note. We used the loan proceeds to pay the outstanding borrowings under its line of credit with a bank and such bank line of credit was retired as of September 30, 2011.

We may seek additional credit facilities to complement the subordinated note payable and provide us with funding should the need arise to finance growth or other expenditures. It will be difficult to obtain a new line of credit facility given our recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to us.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 9 to our consolidated condensed financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We are contingently liable as of September 30, 2011 for standby letters of credit issued by our bank for an aggregate amount of $211,348 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,182,473	$580,527
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$1,182,473	$4,106,527

The Company holds approximately $610,000 of such products in finished goods inventory as of September 30, 2011.

For the three months ended September 30, 2011 and 2010

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2011 and 2010, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	49%	53%

Gross profit	51%	47%
Selling, general and administrative expenses:
Research and development expense	13%	13%
Selling, advertising and promotional expense	11%	10%
Stock-based compensation expense	3%	5%
General and administrative expense	26%	27%

Total selling, general and administrative expenses	53%	55%

Operating loss	(2%)	(8%)
Interest income (expense)	(1%)	—%

Loss before income tax benefit	(3%)	(8%)
Income tax benefit	—%	2%

Net loss	(3%)	(6%)

Net loss per share information:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

 Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$1,295
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$ 1,895
DVM-250
An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers.  We also offer the DVM-250 plus which has additional features and retails for $1,295.
		$ 995
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

We sell through two separate channels:

●
Sales to domestic customers are generally made direct to the end customer (typically law enforcement agencies or commercial fleet operators) through commissioned third-party sales agents or our direct sales force.  Revenue is recorded when the product is shipped to the end customer.

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

We sold a total of 995 and 1,401 DVM units during the three months ended September 30, 2011 and 2010, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 67% and 66% of total unit sales during the three months ended September 30, 2011 and 2010, respectively.

Revenues for the three months ended September 30, 2011 and 2010 were $5,817,893 and $7,023,171, respectively, a decrease of $1,205,278 (17%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $5,900 in the third quarter 2010 to $3,600 during the third quarter 2011.  We shipped five orders in excess of $100,000 each for a total of $1,530,000 in revenue in the third quarter 2011 compared to nine orders individually in excess of $100,000 for total revenue of approximately $2,602,000 in the third quarter 2010.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, Thermal Ally, DVM-250 and DVM-100) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased as larger numbers of our installed base come off of warranty.    We are hopeful that the balance of 2011 will see an easing of such budgetary constraints and that a normal purchasing pattern will resume, although we can make no assurances in this regard.

●
Our international revenues increased to $1,217,715, representing 21% of total revenues during the third quarter 2011 compared to $559,121, representing 8% of total revenues during the third quarter 2010. Despite the improvement in international revenues, such revenues are substantially less than our expectations.  Sales to certain countries that were strong revenue sources for us on an historic basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  During the third quarter 2011 we shipped several significant orders to customers in Central America and the previously announced order to the Turkish Gendarmerie that contributed to the improvement in international revenues.  We have experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers in particular the DVM-100 and DVM-250 which could generate additional international revenues for the balance of 2011 and 2012.

We maintained consistent retail pricing on our DVM-500 Plus and DVM-750 products  during 2011 and do not plan any material changes in pricing during the balance of 2011 for these products or the new products recently introduced.  We are, however, experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2011 and 2010 was $2,828,397 and $3,738,526, respectively, a decrease of $910,129 (24%).  The decrease in costs of goods sold is primarily due to the 17% decrease in revenues and the improvement in cost of goods sold as a percent of revenues during the third quarter 2011.  Cost of sales as a percentage of revenues decreased to 49% during the three months ended September 30, 2011 compared to 53% for the three months ended September 30, 2010.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during the balance of 2011 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time which we are experiencing the effects of in the third quarter 2011.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers.  Our sales mix also improved our cost of sales percentage during the third quarter 2011 as revenues from our newer product offerings, in particular the DVM-250 and DVM-100, generated higher gross margins compared to our traditional product offerings. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.

We had $747,240 and $733,578 in reserves for obsolete and excess inventories at September 30, 2011 and December 31, 2010, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at September 30, 2011 and have discontinued it. Component parts specific to the DVM-500 remain in inventory at levels that are reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,369,509 and $4,272,304 at September 30, 2011 and December 31, 2010, respectively, a decrease of $1,902,795 (45%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2011 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2011. Finished goods balances were $5,011,235 and $6,460,924 at September 30, 2011 and December 31, 2010, respectively. The decrease in finished goods was primarily in the DVM-500 Plus products because management focused on reducing overall inventory levels to improve our liquidity position.  Finished goods at September 30, 2011 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally, products which will be used to fulfill international and domestic orders during the balance of 2011 and 2012. Finished goods also included supplies of our other new products including the FirstVU, Thermal Ally, DVM-250 and DVM-100 at September 30, 2011. We believe that our obsolescence risk was less at September 30, 2011 compared to December 31, 2010 because we have no remaining DVM-500 legacy systems in finished goods inventory, the reduction in raw material and component parts inventory balances and the overall increase in our reserve for obsolete inventory.  We believe these reserves are appropriate given our inventory levels at September 30, 2011.

Gross Profit

Gross profit for the three months ended September 30, 2011 and 2010 was $2,989,496 and $3,284,645, respectively, a decrease of $295,149 (9%).  The significant decrease is commensurate with the 17% decline in revenues offset by a decrease in cost of revenues as a percent of sales that we experienced during the three months ended September 30, 2011 compared to 2010.  Our gross profit percentage increased to 51% for the three months ended September 30, 2011 from 47% for the three months ended September 30, 2010.   We expect that our margins will continue to be positively impacted by revenues contributed by our new products as we bring these products into full commercial production during the balance of 2011 and in 2012.  As revenues increase from these products, we will seek to improve our margins further from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,081,936 and $3,876,646 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $794,710 (20%).  Overall selling, general and administrative expenses as a percentage of sales decreased to 53% in 2011 compared to 55% in 2010.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2011	2010
Research and development expense	$719,773	$900,210
Selling, advertising and promotional expense	655,267	669,216
Stock-based compensation expense	192,221	387,674
Professional fees and expense	145,874	343,261
Executive, sales and administrative staff payroll	698,612	939,717
Other	670,189	636,568
Total	$3,081,936	$3,876,646

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $719,773 and $900,210 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $180,437 (20%).  We believe that our cost trends have improved in the third quarter 2011 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering.  We employed a total of 21 engineers at September 30, 2011, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 13% in 2011 and 13% in 2010, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. During the first quarter 2011, we introduced the DVM-250 event recorder, which is targeting commercial fleet operators, and the DVM-100 in-car video system in the third quarter 2011.  The DVM-750, FirstVU, DVM-250 and DVM-100 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to decrease during the balance of 2011 because several of our development projects are now completed and the engineers necessary to support our DVM-500 Plus and DVM-750 products decline. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $655,267 and $669,216 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $13,949 (2%), which is commensurate with the 17% decrease in revenues offset by the restructuring of law enforcement sales agents and the hiring of direct sales employees that focus on our new DVM-250 product and developing our commercial fleet sales channel.   The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $567,795 and $532,580 for the three months ended September 30, 2011 and 2010, respectively, an increase of $35,215 (7%), which is the result of costs associated with the restructuring of our sales agents in our law enforcement sales channel and the salesman hired to launch the new DVM-250 product line. We have changed sales agents in four territories in our law enforcement sales channel and has hired five new salesmen focused on the DVM-250 sales launch, which represents our new commercial sales channel.   Sales commissions as a percentage of overall sales increased to 9.8% during the three months ended September 30, 2011 compared to 7.6% for the three months ended September 30, 2010.

Promotional and advertising expenses totaled $87,472 during the three months ended September 30, 2011 compared to $136,636 during the three months ended September 30, 2010, a decrease of $49,164 (36%).   The decrease is attributable to our cost containment and reduction initiative during 2011, which resulted in a reduction in our attendance at trade shows particularly at international venues. We expect increases in expenses for brochures and other marketing initiatives designed to help launch the DVM-250 event recorder and the DVM-100 during the balance of 2011.

Stock-based compensation expense.  Stock based compensation expense totaled $192,221 and $387,674 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $195,453 (50%).  The decrease was primarily attributable to stock options issued in January 2011 to directors and officers with longer four-year vesting periods compared to the restricted stock grant to officers and directors in January 2010 with shorter one-year vesting periods.  Therefore, the longer amortization period related to such stock option grants in January 2011 resulted in reduced stock-based compensation expense in the three months ended September 30, 2011 compared to 2010.   We believe this trend will continue for the balance of 2011 and 2012 based on the projected amortization of  currently outstanding stock options.

Professional fees and expense.  Professional fees and expenses totaled $145,874and $343,261for the three months ended September 30, 2011 and 2010, respectively, a decrease of $197,387 (58%).   Professional fees during 2011 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses is attributable to the settlement of certain litigation during the third quarter 2010 and less activity regarding existing litigation in the third quarter 2011.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $698,612 and $939,717 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $241,105 (26%).  This decrease is attributable to the cost containment initiative that resulted in headcount reductions, including the elimination of the Vice President of Operations position during January 2011.  The base salaries of our officers were reduced by at least 30% effective January 1, 2011, which contributed to the reduction in executive payroll costs.  Management anticipates that the reduction in executive, sales and administrative payroll will continue during the balance of 2011 as the full benefit of the headcount reductions are in effect.   However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance of 2011 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and to handle inquiries related to our new products, such as the DVM-250 and DVM-100.

Other.  Other selling, general and administrative expenses totaled $670,189 and $636,568 for the three months ended September 30, 2011 and 2010, respectively, an increase of $33,621 (5%).  The slight increase in 2011 was attributable to substantial increases in our insurance expense; in particular medical insurance offset by our cost containment measures, which measures reduced the cost of information technology, telephone and internet services as we negotiated better contract rates or moved to new service providers.  We expect reductions in property insurance and facility-related expenses during the balance of 2011 as we decreased the amount of leased space for our engineering and distribution departments effective July 1, 2011.  We plan to continue our cost containment initiatives for the  balance of 2011 and expect the improvement in our overhead costs will continue.

Operating Loss

           For the reasons previously stated, our operating loss was $92,440 and $592,001 for the three months ended September 30, 2011 and 2010, respectively, an improvement of $499,561 (84%).  Operating loss as a percentage of revenues decreased to 2% in 2011 compared to 8% in 2010.

Interest Income

Interest income increased to $5,703 in the three months ended September 30, 2011 from $4,623 in 2010.  The increase in interest income was a result of our increased average cash balances during the three months ended September 30, 2011 compared to 2010.

Interest Expense

We incurred interest expense of 76,181 and $4,583 during the three months ended September 30, 2011 and 2010, respectively.  We began drawing on our line of credit during the third quarter 2010 to fund our operating losses and the repurchase of $469,761 of common stock during 2010.  We issued a subordinated note payable in the principal amount of $1.5 million during the second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. The subordinated note payable bears interest at 8% per annum and we are amortizing the discount over the term of the note. The outstanding balance on our subordinated note payable was $1.5 million as of September 30, 2011 less the unamortized discount of $84,274.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $162,918 and $591,961 for the three months ended September 30, 2011 and 2010, respectively, an improvement of $429,043 (72%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the three months ended September 30, 2011 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2011.  Our income tax benefit was $153,000 for the three months ended September 30, 2010. During 2011, we increased our valuation reserve on deferred tax assets whereby our deferred tax assets continued to be fully reserved due to our recent operating losses.

We had approximately $5,370,000 of net operating loss carryforwards and $915,000 of research and development tax credit carryforwards as of September 30, 2011 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended September 30, 2011 and 2010, we reported a net loss of $162,918 and $438,961, respectively, an improvement of $276,043 (63%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.01 and $0.03 for the three months ended September 30, 2011 and 2010, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2011 and 2010 because of the net loss reported for each period.

For the Nine months ended  September 30, 2011 and 2010

Results of Operations

           Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2011 and 2010, represented as a percentage of total revenues for each respective year:

	Nine months ended September 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	55%	50%

Gross profit	45%	50%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	11%	11%
Stock-based compensation expense	4%	7%
General and administrative expense	31%	30%

Total selling, general and administrative expenses	60%	62%

Operating loss	(15%)	(12%)
Interest income (expense)	(1%)	—%

Loss before income tax benefit	(16%)	(12%)
Income tax benefit	—%	4%

Net loss	(16%)	(8%)

Net loss per share information:
Basic	$(0.15)	$(0.09)
Diluted	$(0.15)	$(0.09)

 Revenues

We sold a total of 2,876 and 3,982 DVM units during the nine months ended September 30, 2011 and 2010, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 73% and 78% of total unit sales during the nine months ended September 30, 2011 and 2010, respectively.

Revenues for the nine months ended September 30, 2011 and 2010 were $15,290,839 and $18,853,038, respectively, a decrease of $3,562,199 (19%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $5,800 in the nine months ended September 30, 2010 to $3,500 during the nine months ended September 30, 2011.  We shipped eleven orders in excess of $100,000 for a total of $3,305,000 in revenue in the nine months ended September 30, 2011 compared to seventeen orders individually in excess of $100,000 for total revenue of approximately $4,495,000 in the nine months ended September 30, 2010.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, Thermal Ally, DVM-250 and DVM-100) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased as our installed base comes off of warranty.    We are hopeful that the balance of 2011 will see an easing of such budgetary constraints and that a normal purchasing pattern will resume, although we can make no assurances in this regard.

●
Our international revenues increased to $1,786,641, representing 12% of total revenues during the nine months ended September 30, 2011 compared to $676,069, representing 4% of total revenues during the nine months ended September 30, 2010. Despite the improvement in international revenues, such revenues are substantially less than our expectations.  Sales to certain countries that were strong revenue sources for us on an historic basis were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  During the third quarter 2011 we shipped several significant orders to customers in Central America and the previously announced order to the Turkish Gendarmerie that contributed to the improvement in international revenues.  We have experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers in particular the DVM-100 and DVM-250 which could generate additional international revenues for the balance of 2011 and 2012.

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

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2011 and 2010 was $8,360,013 and $9,354,883, respectively, a decrease of $994,870 (11%).  The decrease in costs of goods sold is primarily due to the 19% decrease in revenues during the nine months ended September 30, 2011 compared to 2010 offset by an increase in the cost of goods sold as a percent of revenues.  Cost of sales as a percentage of revenues increased to 55% during the nine months ended September 30, 2011 compared to 50% for the nine months ended September 30, 2010.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during the balance of 2011 and beyond.  The cost of WTMs substantially increased our cost of sales during 2011 as we upgraded many existing and new customers to a new WTM solution, which was substantially more costly than our previous solution.  We were unable to pass the increased cost on to our customers for this WTM upgrade, which negatively impacted our cost of sales. Our manufacturing overhead rates also increased during 2011, primarily due to the slowing of production rates to allow for the reduction of overall inventory levels. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-100 and DVM-250, will likely improve our cost of goods sold as a percentage of sales during the balance of 2011. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components in our products, thereby reducing our need to purchase capital equipment.

We had $747,240 and $733,578 in reserves for obsolete and excess inventories at September 30, 2011 and December 31, 2010, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at September 30, 2011 and have discontinued it. Component parts specific to the DVM-500 remain in inventory at levels that are reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,369,509 and $4,272,304 at September 30, 2011 and December 31, 2010, respectively, a decrease of $1,902,795 (45%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2011 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2011. Finished goods balances were $5,011,235 and $6,460,924 at September 30, 2011 and December 31, 2010, respectively. The decrease in finished goods was primarily in the DVM-500 Plus products because management focused on reducing overall inventory levels to improve our liquidity position.  Finished goods at September 30, 2011 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally, products which will be used to fulfill international and domestic orders during the balance of 2011 and 2012. Finished goods also included supplies of our other new products including the FirstVU, Thermal Ally, DVM-250 and DVM-100 at September 30, 2011. We believe that our obsolescence risk was less at September 30, 2011 compared to December 31, 2010 because we have no remaining DVM-500 legacy systems in finished goods inventory, the reduction in raw material and component parts inventory balances and the overall increase in our reserve for obsolete inventory.  We believe these reserves are appropriate given our inventory levels at September 30, 2011.

Gross Profit

Gross profit for the nine months ended September 30, 2011 and 2010 was $6,930,826 and $9,498,155, respectively, a decrease of $2,567,329 (27%).  The significant decrease is commensurate with the 19% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the nine months ended September 30, 2011 compared to 2010.  Our gross profit percentage decreased to 45% for the nine months ended September 30, 2011 from 50% for the nine months ended September 30, 2010.   We expect that our margins will be higher than normal on revenues contributed by our new products in particular the DVM-100 and DVM-250 as we gain traction in the marketplace and increase commercial production during the balance of 2011 and in 2012.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were $ 9,253,383and $ 11,816,226 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $2,562,843 (22%).  Overall selling, general and administrative expenses as a percentage of sales improved to 60% in 2011 compared to 62% in 2010.  The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2011	2010
Research and development expense	$2,139,277	$2,595,801
Selling, advertising and promotional expense	1,664,584	2,108,208
Stock-based compensation expense	636,069	1,370,346
Professional fees and expense	559,816	839,018
Executive, sales and administrative staff payroll	2,201,063	2,877,384
Other	2,052,574	2,025,469
Total	$9,253,383	$11,816,226

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $2,139,277 and $2,595,801 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $456,524 (18%).  We believe that our cost trends have improved substantially in the nine months ended September 30, 2011 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering. His efforts have greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 21 engineers at September 30, 2011, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2011 and 14% in 2010, illustrating our commitment to bringing new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. During the first quarter 2011, we introduced the DVM-250 event recorder, which is targeting commercial fleet operators, and the DVM-100 in the third quarter 2011.   The DVM-750, FirstVU, DVM-100 and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to decrease during the balance of 2011 because several of our development projects are now completed and the engineers necessary to support our DVM-500 Plus and DVM-750 products decline. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $1,664,584 and $2,108,208 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $443,624 (21%), which is commensurate with the 19% decrease in revenues and the result of our cost containment measures.  The largest component of selling, promotional and advertising expense is commissions paid to our independent agents that represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $1,453,042 and $1,609,820 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $156,778 (10%), which is commensurate with the 19% sales decrease in 2011 compared to 2010 offset by the costs of reorganizing our law enforcement sales agents and the establishment of our direct sales force to address the sale of the our new DVM-250 product through the commercial fleet sales channel.  Sales commissions increased during 2011 by costs associated with the restructuring of our sales agents within our law enforcement sales channel and the new salesman hired to launch the new DVM-250 product line. We have changed sales agents in four territories for our law enforcement sales channel and has hired five new salesman focused on the DVM-250 sales launch, which represents our new commercial sales channel.  Sales commissions as a percentage of overall sales increased to 9.5% during the nine months ended September 30, 2011 compared to 8.5% for the nine months ended September 30, 2010.

Promotional and advertising expenses totaled $211,542 during the nine months ended September 30, 2011 compared to $498,388 during the nine months ended September 30, 2010, a decrease of $286,846 (58%).   The decrease is attributable to our cost containment and reduction initiative during 2011, which resulted in a reduction in our attendance at trade shows particularly at international venues. We expect increases in expenses for brochures and other marketing initiatives designed to help launch the DVM-250 event recorder and the DVM-100 during the balance of 2011.

Stock-based compensation expense.  Stock based compensation expense totaled $636,069 and $1,370,346 for the nine months ended  September 30, 2011 and 2010, respectively, a decrease of $734,277 (54%).  The decrease was primarily attributable to stock options issued in January 2011 to directors and officers with longer four-year vesting periods compared to the restricted stock grant to officers and directors in January 2010 with shorter one-year vesting periods.  The longer amortization period related to such stock option grants in January 2011 resulted in reduced stock-based compensation expense in the nine months ended September 30, 2011 compared to 2010.  We expect this trend to continue during the balance of 2011 and 2012.

Professional fees and expense.  Professional fees and expenses totaled $559,816 and $839,018 for the nine months ended  September 30, 2011 and 2010, respectively, a decrease of $279,202 (33%).   Professional fees during 2011 were related primarily to normal public company matters, intellectual property matters and litigation matters.  The decrease in professional fees and expenses is primarily attributable to the Company’s cost containment measures coupled with the 2010 settlement of certain litigation.  We expect increased legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense during the balance of 2011.

           Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $2,201,063and $2,877,384for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $676,321 (24%).  This decrease is attributable to the cost containment initiative that resulted in headcount reductions, including the elimination of the Vice President of Operations position during January 2011.  The base salaries of our officers were reduced by at least 30% effective January 1, 2011, which contributed to the reduction in executive payroll costs.  Severance costs charged to executive, sales and administrative payroll exceeded $150,000 during the nine months ended September 30, 2011, which offset the overall decrease in such payroll costs.   Management anticipates that the reduction in executive, sales and administrative payroll will continue for the balance of 2011 as the full benefit of the headcount reductions are in effect.   However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance of 2011 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250 and DVM-100.

Other.  Other selling, general and administrative expenses totaled $2,052,574and $2,025,469 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $27,105 (1%).  The increase in 2011 was attributable to substantial increases in our overall insurance expense offset by our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We expect reductions in property insurance and facility-related expenses during the balance of 2011 as we decreased the amount of leased space for our engineering and distribution departments effective September 30, 2011.  We plan to continue our cost containment initiatives for the balance of 2011 and expect the improvement in our overhead costs will continue.

Operating Loss

           For the reasons previously stated, our operating loss was $2,322,557 and $2,318,071 for the nine months ended September 30, 2011 and 2010, respectively, a slight deterioration of $4,486 (0.2%).  Operating loss as a percentage of revenues increased to 15% in 2011 compared to 12% in 2010.

Interest Income

Interest income decreased to $12,464 in the nine months ended September 30, 2011 from $18,864 in 2010.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the nine months ended September 30, 2011 compared to 2010.

Interest Expense

We incurred interest expense of $135,017 and $4,583during the nine months ended September 30, 2011 and 2010, respectively.  We began drawing on our line of credit during the third quarter 2010 to fund our operating losses and the repurchase of $469,761 of common stock during 2010.  We issued a subordinated note in the principal amount of $1.5 million during the second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. The subordinated note payable bears interest at 8% per annum and we are amortizing the discount over the term of the note. The outstanding balance on our subordinated note payable was $1.5 million as of September 30, 2011 less the unamortized discount of $84,274.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,445,110 and $2,303,790 for the nine months ended September 30, 2011 and 2010, respectively, a deterioration of $141,320 (6%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the nine months ended September 30, 2011 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2011.  Our income tax benefit was $748,000 for the nine months ended September 30, 2010. During 2011, we increased our valuation reserve on deferred tax assets by $760,000 whereby our deferred tax assets continued to be fully reserved due to our recent operating losses as of September 30, 2011.

We had approximately $5,370,000 of net operating loss carryforwards and $915,000 of research and development tax credit carryforwards as of September 30, 2011 available to offset future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2011 and 2010, we reported a net loss of $2,445,110 and $1,555,790, respectively, a deterioration of $889,320 (57%).

 Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.15 and $0.09 for the nine months ended September 30, 2011 and 2010, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2011 and 2010 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: Prior to 2010, we principally funded our operations internally through cash flow from operations and available cash balances; however, in 2010, we found it necessary to draw $1.5 million on our bank line of credit to supplement our cash needs. The borrowings during 2010 were used primarily to cover operating losses and working capital needs in particular inventory purchases, payment of accrued commissions and treasury stock acquisitions.

On May 31, 2011, we borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  The loan is represented by a promissory note, bears interest at the rate of 8% per annum and is payable, interest only on a monthly basis.  The loan is due and payable in full on May 30, 2012 and may be prepaid without penalty at any time.  The note is subordinated to all existing and future senior indebtedness, as such term is defined in the note. We used the loan proceeds to pay the outstanding borrowings under its line of credit with a bank.  The bank line of credit was retired as of May 31, 2011.

We may seek additional credit facilities to complement the subordinated note payable and provide us with funding should the need arise to finance growth or other expenditures. It will be difficult to obtain a new line of credit facility given our recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to us.

We have over $1,304,000 of available cash and equivalents and net working capital of approximately $9,094,000 as of September 30, 2011. Net working capital as of September 30, 2011 includes approximately $4.0 million of accounts receivable and $6.7 million of inventory.   Management has focused on reducing both accounts receivable and inventory to generate cash to meet our short term funding needs.  We have reduced such balances by approximately $4.2 million during the nine months ended September 30, 2011, which has provided adequate funding to support its operations. Management believes that it can continue to reduce inventory levels during the balance of 2011 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during the balance of 2011, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to support our planned operating activities.  Our ability to obtain such capital, if required, would have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern.  Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances:  As of September 30, 2011, we had cash and cash equivalents with an aggregate balance of $1,304,290, an increase from a balance of $623,475 at December 31, 2010.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $680,815 net increase in cash during the nine months ended September 30, 2011:

●
Operating activities: $1,009,347 of net cash provided by operating activities through collections of accounts receivables and decreases in inventory levels, offset by our net losses and the payment of accounts payable.  Non-cash charges to income, such as the depreciation and amortization, increase in inventory obsolescence reserves and stock-based compensation also contributed to net cash provided by operating activities.

●
Investing activities:   $253,532 of net cash used in investing activities, primarily to acquire test and quality control equipment to supply our contract manufacturers and the costs to acquire patents on our proprietary technology utilized in our new products.

●
Financing activities:  $75,000 of net cash used in financing activities resulting from the payment of debt issuance costs related to the issuance of the $1.5 million subordinated note payable during 2011.  The proceeds of the subordinated note payable were used to retire the outstanding balance on the Company’s bank line of credit.

Operating activities:  Net cash provided by operating activities was $1,009,347 for the nine months ended September 30, 2011 compared to net cash used in operating activities of $679,014 for the nine months ended September 30, 2010, an improvement of $1,688,361.  The improvement in cash flow from operations for 2011 was primarily the result of collections of accounts receivable, the 2010 deferred tax provision and substantial decreases in inventory offset by our net losses and the payment of accounts payable.  During the nine months ended September 30, 2011, management focused on improving liquidity by reducing inventory levels and the collection of accounts receivable to fund payments to vendors and to build cash reserves.  We are hopeful that we will increase revenues, return to profitability and decrease our inventory levels during the balance of 2011, thereby providing positive cash flows from operations, although there can be no assurances in that regard.

Investing activities:  Cash used in investing activities was $253,532 and $284,064 for the nine months ended September 30, 2011 and 2010, respectively.  In both 2011 and 2010, we purchased production and research and development equipment to support our activities.  In 2011 the purchases were focused on acquiring test and quality control equipment to be used by our contract manufacturers.  During 2011 and 2010, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  During the nine months ended September 30, 2011, we issued a subordinated note payable in the principal amount of $1.5 million, the proceeds of which were used to repay the outstanding balance on our bank line of credit. We paid $75,000 of debt issuance costs related to the subordinated note payable during 2011. There were no stock option exercises or similar transactions during the nine months ended September 30, 2011, which is attributable to the depressed value of our common stock.  Net cash provided by financing activities during the nine months ended September 30, 2010 was $80,301, which is attributable to proceeds received from the exercise of stock options and their related tax benefits.

The net result of these activities was an increase in cash of $680,815 to $1,304,290 for the nine months ended September 30, 2011.

Commitments:

We had $1,304,290 of cash and cash equivalent balances and net positive working capital approximating $9.1 million as of September 30, 2011.  Accounts receivable balances represented $3,957,363 of our net working capital at September 30, 2011.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during the balance of 2011, which would help to provide positive cash flow to support our operations during 2011.  Inventory represented $6,714,903 of our net working capital at September 30, 2011 and finished goods represented $5,011,235 of total inventory.  We expect that finished goods will be converted to cash quickly when customer orders are received and shipments occur during the balance of 2011 and 2012.  We are actively managing the overall level of inventory and believe that such levels will be reduced during the balance of 2011 by our sales activities, which should provide additional cash flow to help support our operations during 2011.

Capital Expenditures.  We had no material commitments for capital expenditures at September 30, 2011.

Lease commitments.  We have several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  We have also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended September 30, 2011 and 2010 was $85,049 and $104,020, respectively, related to these leases. Rent expense for the nine months ended September 30, 2011 and 2010 was $298,481 and $303,289, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2011 (October 1, 2011 through December 31, 2011)	$87,456
2012	250,053
2013	—
2014	—
2015 and thereafter	—

$337,509

License agreements.  We have several license agreements whereby we have been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $7,250 and $7,975 for the three months ended September 30, 2011 and 2010 and $23,802 and $17,164 for the nine months ended September 30, 2011 and 2010, respectively.

Following is a summary of our licenses as of September 30, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April, 2005	April, 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October, 2007	October, 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July, 2007	July, 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July, 2011	July, 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August, 2008	Perpetual	May be terminated by either party.

During April 2009, we terminated two license agreements because of failure of the counterparty to deliver the required materials and refusal to honor warranty provisions.  In addition, one of the agreements was never approved by the Company. Both of these terminations are in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation” below.

Supply and distribution agreements.  We entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device to its customers.   The term of the agreement is 42 months after the date the supplier begins full scale production of the product.  Full scale production commenced in August 2010 and final certification of the product was obtained.   After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount (in dollars)
Commitment time period	Original Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,182,473	$580,527
March 2012 through February 2013	1,763,000	—	1,763,000
March 2012 through February 2014	1,763,000	—	1,763,000

	$5,289,000	$1,182,473	$4,106,527

The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks.  The Company holds approximately $610,000 of such products in finished goods inventory as of September 30, 2011.

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

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $29,397 and $41,611 for the three months ended September 30, 2011 and 2010, respectively. The Company has made matching contributions totaling $97,555 and $123,662 for the nine months ended September 30, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the nine months ended September 30, 2011.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to September 30, 2011.

Standby Letters of Credit. The Company is contingently liable as of September 30, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

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

Our primary customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $50,000 charged off as uncollectible on cumulative revenues of $122.9 million since we commenced deliveries during 2006.  As of September 30, 2011 and December 31, 2010, we have recorded a reserve for doubtful accounts of $114,700 and $110,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2011.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw material and component parts	$2,369,509	$4,272,304
Work-in-process	81,399	88,635
Finished goods	5,011,235	6,460,924

Subtotal	7,462,143	10,821,863
Reserve for excess and obsolete inventory	(747,240)	(733,578)

Total	$6,714,903	$10,088,285

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 10.0% of the gross inventory balance at September 30, 2011, compared to 6.8% of the gross inventory balance at December 31, 2010.  Our finished goods are composed primarily of our new DVM-750 system, the DVM-500 Plus, the FirstVU, the Laser Ally, the Thermal Ally, the DVM-250 event recorder and the DVF 500 flashlight products, none of which are considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of September 30, 2011 and therefore it does not represent an obsolescence risk.  Raw material and component part inventory balances were substantially decreased at September 30, 2011, compared to December 31, 2010, as we focused on reducing our overall inventory levels.  In 2011, we are focused on outsourcing more component part production and increasing our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We will continue our efforts to reduce overall inventory levels during the balance of 2011.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

           If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $201,165 as of September 30, 2011 compared to $228,233 as of December 31, 2010, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced during early 2011.  Our new DVM-750 product failure rate has improved significantly during 2010 and 2011, which has contributed to the relatively stable level of warranty reserves.  We have recently introduced several new products, including the FirstVU, Laser Ally, DVM-100, DVM-250 and Thermal Ally, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  There were 667,500 options granted during the nine months ended September 30, 2011.  The assumptions used for the determining the grant-date fair value of options granted during the nine months ended September 30, 2011 are reflected in the following table:

Nine months ended September 30, 2011
Expected term of the options in years	0-5 years
Expected volatility of Company stock	67% - 70%
Expected dividends	None
Risk-free interest rate	0.20% - 1.98%
Expected forfeiture rate	5% - 10%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of September 30, 2011 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2010, cumulative valuation allowances in the amount of $4,495,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $4,495,000 to fully reserve our deferred tax assets at December 31, 2010. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2011 because of the losses we incurred during the nine months ended September 30, 2011. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

          As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of September 30, 2011 representing uncertain tax positions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Not Applicable)

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

(c)      Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2009	—	—	—	$8,375,647
February 1 to 28, 2009	—	—	—	$8,375,647
March 1 to 31, 2009	38,250	$1.65	38,250	$8,312,535
April 1 to 30, 2009	—	—	—	$8,312,535
May 1 to 31, 2009	—	—	—	$8,312,535
June 1 to 30, 2009	—	—	—	$8,312,535
July 1 to 31, 2009	—	—	—	$8,312,535
August 1 to 31, 2009	—	—	—	$8,312,535
September 1 to 30, 2009	—	—	—	$8,312,535
October 1 to 31, 2009	—	—	—	$8,312,535
November 1 to 30, 2009	—	—	—	$8,312,535
December 1 to 31, 2009	—	—	—	$8,312,535
January1 to 31, 2010	—	—	—	$8,312,535
February 1 to 28, 2010	—	—	—	$8,312,535
March 1 to 31, 2010	—	—	—	$8,312,535
April1 to 30, 2010	—	—	—	$8,312,535
May 1 to 31, 2010	—	—	—	$8,312,535
June 1 to 30, 2010	—	—	—	$8,312,535
July 1 to 31, 2010	—	—	—	$8,312,535
August 1 to 31, 2010	259,535	1.81	259,535	$7,842,774
September 1 to 30, 2010	—	—	—	$7,842,774
October 1 to 31, 2010	—	—	—	$7,842,774
November 1 to 30, 2010	—	—	—	$7,842,774
December 1 to 31, 2010	—	—	—	$7,842,774
January1 to 31, 2011	—	—	—	$7,842,774
February 1 to 28, 2011	—	—	—	$7,842,774
March 1 to 31, 2011	—	—	—	$7,842,774
April 1 to 30, 2011	—	—	—	$7,842,774
May 1 to 31, 2011	—	—	—	$7,842,774
June 1 to 30, 2011	—	—	—	$7,842,774
July 1 to 30, 2011	—	—	—	$7,842,774
August 1 to 30, 2011	—	—	—	$7,842,774
September 1 to 30, 2011	—	—	—	$7,842,774 [2	]

[1]       During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of September 30, 2011.

[2]       The Stock Repurchase Program authorized the repurchase of up to $10 million of common stock.   A total of 508,145 shares have been repurchased under this program as of September 30, 2011, at a total cost of $2,157,226 ($4.25 per share average).  As a result, $7,842,774 represents the maximum remaining dollar amount of common shares that may be purchased under the Program as of September 30, 2011. The Board of Directors has approved an extension of the Program to July 1, 2012.

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

DIGITAL ALLY, INC.,
a Nevada corporation

Date: October 27, 2011	By:	/s/ Stanton E. Ross
Stanton E. Ross,
President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Thomas J. Heckman,
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.