Form 10-K
period 2011-12-31
DIGITAL ALLY INC
filed 2012-03-28
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of June 30, 2011, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($1.16) of the registrant’s most recently completed second fiscal quarter was:  $26,586,812.

The number of shares of our common stock outstanding as of March 26, 2012 was: 16,154,073.

Documents Incorporated by Reference:  None.

FORM 10-K
DIGITAL ALLY, INC.
DECEMBER 31, 2011

Note Regarding Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

ITEM 1.BUSINESS.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications.  Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on a individual’s body (clipped to a pocket, belt etc.); a hand-held speed detection device; a hand-held thermal imaging camera for improved night vision; and a digital video flashlight.  These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight.  We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales and third-party distributors. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2012.

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

The Acquired Company, which was incorporated on May 16, 2003, engaged in the design, development, marketing and sale of bow hunting-related products.  Its principal product was a digital video recording system for use in the bow hunting industry.  It changed its business plan in 2004 to adapt its digital video recording system for use in the law enforcement and security markets.   We began shipments of our in-car digital video rear view mirror in March 2006.

On January 2, 2008, we commenced trading on the NASDAQ Capital Market under the symbol “DGLY.”  We conduct our business from 8000 West 110th Street, Suite 200, Overland Park, Kansas 66210.  Our telephone number is (913) 814-7774.

Products

We produce and sell digital audio/video recording, storage and other products, including the following product series:

•
in-car, digital audio/video system that is integrated into a rear view mirror that is designed for law enforcement purposes.  Products using this system are marketed under the DVM-100, DVM-400, DVM-500 Plus and DVM-750 series.

•
in-car, digital audio/video system that is integrated into a rear view mirror that serves as an “event recorder” for commercial fleet and mass transit applications, such as ambulances, taxis and buses.  Products using this system are marketed under the DVM-250 and DVM-250 plus series.

•	all-weather, mobile digital audio/video system that is designed for motorcycle, ATV and boat uses and marketed as the DVM-500 Ultra.

•	miniature, body-worn digital audio/video camera marketed as the FirstVU system.

•	hand-held, speed detection system known based on LIDAR (Light Detection and Ranging) and marketed as our Laser Ally system.

•	hand-held, thermal imaging camera used for improved night vision and marketed as our Thermal Ally system.

•	digital audio/video system that is integrated into a large law-enforcement style flashlight and marketed as our DVF-500 system.

Historically, these product series were used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage. During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications. We plan to launch additional derivative products in 2012.  We also intend to produce and sell other digital video devices in the future.  These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored.  In addition to selling our products directly to our customers, we may in the future sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (original equipment manufacturer) customers.

In-Car Digital Video System – DVM-100, DVM-400, DVM-500 Plus and DVM-750

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

Our digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver. Our system is more compact and unobtrusive than our competitors because it requires no recording equipment to be located in other parts of the vehicle.

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

In-Car Digital Video”Event Recorder” System – DVM-250 and DVM-250 Plus

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful, such as the ambulance, school bus, mass transit and delivery service industries.  We recently launched a product that we believe addresses these commercial fleet markets with the DVM-250 and DVM-250 Plus Pro Event Recorders.  The DVM-250 is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-500 Plus and DVM-750 mirror systems at a lower price point.  The DVM-250 is designed to capture “events” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. These potential markets may find our units attractive from both a feature and cost perspective, compared to other providers. Our preliminary results indicate that these commercial fleets markets are adopting this technology, in particular the ambulance and taxi-cab markets.

All-Weather Mobile Digital Video System – DVM-500 Ultra

This system is a derivative of our in-car video systems, but is more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically for use on motorcycles, ATV’s and boats.  Current systems are digital and VHS-based with cameras mounted in the frame of the motorcycle, ATV or boat and the recording device generally in the saddle-bag or other compartment.  Most manufacturers have already developed or at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

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

Hand-Held Speed Detection System – Laser Ally

This system is a light weight, hand-held speed detection device that uses LIDAR (Light Detection and Ranging) technology rather than the traditional radar systems which use sound waves. LIDAR systems are used in high congestion traffic areas that require extreme accuracy and identification of the subject vehicles.  This system uses new technology that prevents the Laser Ally from being detected by current detectors or jammed by current jamming devices. This system was developed and is being manufactured by a third party vendor for us.

Hand-Held Thermal Imaging Camera System – Thermal Ally

This system is a small, versatile, lightweight thermal camera that allows officers to see images more clearly in low visibility situations and prevents exposure to danger, day or night, regardless of the weather.  Thermal Ally increases an officer’s vision, safety and effectiveness, allowing him to work undetected as it provides images based on the difference in heat emitted from certain objects or people. Generally this system is called a “night vision” camera. This system was developed and is being manufactured by a third party vendor for us.

Digital Video Flashlight – DVF-500

The digital video flashlight is a high-quality police-type flashlight with a built-in digital video and audio recording system.  All recorded data is stored in an on-board flash memory for later download to a computer.  From the computer, the images and sound can be stored, reviewed or burned to a DVD or CD.  Storage can take place at the police station or transmitted through the internet to a service provider or central storage and recording facility.  Each frame of the video can be date and time stamped to provide evidence that protects the officer and the individual involved.  Thus, there is a proprietary chain of custody software to protect delivery of data back to the police station.

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

We believe that the brightness and light quality of the LED is superior to incandescent bulbs.  Our digital video recording system is easy to use and requires only one button to start and stop recording.  It has one button operation and thus there are no complicated controls or distracting displays to interfere with a police officer’s normal activities or compromise his or her safety.  All internal settings are controlled through an on-board USB interface or by plugging into an external video monitor.  The digital video flashlight includes proprietary software for downloading and managing video and each frame of video can be date and time stamped.

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

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we plan to expand our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, general consumer and commercial and the original equipment manufacturers.

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

Commercial and Other Markets

There are numerous potential applications for our digital audio/video camera products.  We believe that other markets for our digital video systems, including the derivatives currently being developed, include private investigators, SWAT team members, over-the-road trucking fleets, airport security, municipal fire departments, and the U.S. military.  Other commercial markets for our digital video systems include real estate appraisers, plumbers and electricians.

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

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products.  Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products.  Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers.  Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment.  We have identified multiple suppliers who meet our quality, cost, and performance criteria.  We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.  We are currently evaluating our use of contract manufacturers with the intention of increasing our utilization of such vendors to manufacture our component subassemblies and eventually to perform final assembly and testing.  Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice.  In addition, such technicians are valuable in our service and repair business to support our growing installed customer base.  We have a non-exclusive supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product.  The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period ending February 2014.  We have purchased approximately $1,510,000 of product under this agreement as of December 31, 2011 and we have remaining obligations to purchase approximately $1,945,000 from January 1, 2012 through its expiration in February 2014.  The agreement is renewable thereafter on an annual basis unless either of the parties determines not to renew it and provided the parties are in compliance with the agreement.

License Arrangements

We have entered into several software license agreements with Sasken-Ingenient Technologies, Inc. (“Ingenient”), and Nuvation Research Corporation (“Nuvation”) regarding the license of certain software products to be used in our video products.  The licensors have written certain software for specific Texas Instrument chips which are included in our products.  The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.   The following is a summary of our license agreements as of December 31, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2012	Automatically renews for one year periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

During April 2009, we terminated a production license agreement and a production software license agreement because of failure of the counter party to deliver the required materials and refusal to honor warranty provisions.  These terminations are now in dispute and we have filed a lawsuit to enforce our rights and protect our interests pursuant to these agreements. See “Litigation.”

Sales and Marketing

We generally sell primarily through a network of unaffiliated international distributors for foreign sales and approximately 16 independent sales agents for domestic sales.  These international distributors and domestic sales agents generally have multiple subagents working for them that assist the agents in their territories. We enter into Sales Agent Agreements with these distributors and agents that cover one-year periods, provide for protected sales territories, set forth the rights and obligations of each party and provide for termination by either party.

We support our sales and marketing efforts with a direct sales force that includes both inside and outside salesmen who handle customer request for proposals, contracts and purchase orders.  Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation support.  Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

We are reorganizing our domestic sales force and the structure of our law enforcement channel.  Traditionally, we have emphasized the usage of third party sales agents to market our law enforcement products domestically.  We believe that this type of sales force has been effective and efficient for us in entering the market with a new product, such as we had done in past years.  We are changing to an employee direct sales force that provides us with more control and monitoring of our sales agents and their activities, with the exception of a few independent sales agents whom we are retaining.  In addition, we have reduced the size of certain sales territories and consequently increased the overall number of our sales team to improve our penetration of all markets.  We believe this new model will encourage salesmen in lower performing territories to improve their efforts and sales.  We believe that a portion of the revenue decrease experienced in 2011 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers. We implemented these changes in late 2011 and early 2012.

Competition

The law enforcement and security surveillance markets are extremely competitive.  Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost.  Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than we currently have.  There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development.  We will also compete with any company making surveillance devices for residential and commercial use.  There can be no assurance that we will be able to compete successfully in these markets.  Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.  See “Risk Factors - Competition.”

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  However, we license the critical technology on which our products are based from third parties, including Sasken- Ingenient Technologies, Inc. and Nuvation Research Corporation.

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our Laser Ally, FirstVU, DVM-100, DVM-250 and DVM-400 products.  These supply and distribution agreements contain certain confidentiality provisions that protect our as well as the third party manufacturers' proprietary technology.

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

Employees

We had 87 full-time employees as of December 31, 2011.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

Risk Factors

We incurred a loss in 2011.

We had an accumulated deficit of $11,276,572 at December 31, 2011, which reflects our net loss of $3,962,246 and $6,544,525 for 2011 and 2010, respectively, as noted in our audited consolidated financial statements.  At December 31, 2011, we had working capital of approximately $10.5 million. We have implemented several initiatives intended to improve our revenues and reduce our operating costs with a goal of restoring profitability.  If we are unsuccessful in this regard, it will have a material adverse impact on our business, prospects, operating results and financial condition.

Our credit facility

We borrowed $2.5 million under two subordinated promissory notes during 2011, which provided the funds necessary to pay off our maturing bank line of credit and to fund our operating needs.  The subordinated promissory notes require monthly interest-only payments until their maturity date in May 2013.  We have no revolving credit facility to fund our operating needs should it become necessary.  It will be difficult to obtain an institutional line of credit facility given our recent operating losses and the current banking environment, which may adversely affect our ability to finance our business, grow or be profitable.  Further, any new credit facility may not be on terms favorable to us.

If we are unable to manage our current business activities, our prospects may be limited and our future profitability may be adversely affected.

We experienced rapid expansion in business through 2008 followed by a decline in our operating results from 2009 to 2011.  Our revenue level has proven to be unpredictable, which poses significant burdens on us to be pro-active in managing production, personnel levels and related costs.  We expanded our production capabilities and capacity significantly to handle anticipated new products in 2009 and 2010, which strained our managerial, financial and other resources when revenues unexpectedly declined during the same time period.  We will need to improve our revenues, operations, financial and other internal systems to manage our business effectively, and any failure to do so may lead to inefficiencies and redundancies which reduce our prospects to return to profitability.

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

We are marketing our new event recorder products (DVM-250 and DVM-250 Plus) to commercial fleet customers, which is a new sales channel for us and we may experience problems in gaining acceptance.

The principal target market for our event recorder products is commercial fleet operators, such as taxi cabs, limousine services, transit buses, ambulance services and a variety of delivery services. This is a new sales channel for us and we may experience difficulty gaining acceptance of our new products by the targeted customers. Our sales of such products will be subject to budget constraints of both the large and small prospective customers, which could result in a significant reduction in our anticipated revenues.  Certain of such companies are experiencing budgetary and financial pressures as a result of the recession and slow recovery and their impact on their revenues, all of which may negatively impact their ability to   purchase our products.  As a result, even if prospective customers want to acquire our products, they may be unable to do so because of such factors.    Further, even if such companies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

The current economic downturn has depressed state and local tax revenues from sales, use, income and property tax sources. The reduction in such revenues has reduced funding to law enforcement agencies that represent our primary customers.

The national economy has been in a deep recession and slow recovery, resulting in lower tax collections by state and local taxing authorities.  Law enforcement agencies rely on funding from state and local tax sources to purchase our products.  These factors have decreased our primary customers’ ability to purchase our systems unless they can find other sources of funding to cover the shortfall.  While we hoped that the Economic Stimulus Act of 2009 would provide a source of alternative funding, the amount, timing and use of such alternative funding by our prospective customers have been uncertain.  We cannot assure investors that such law enforcement agencies will have the necessary funds to purchase our products even though they may want to do so.

We are operating in a developing market and there is uncertainty as to market acceptance of our technology and products.

The markets for our new and enhanced products and technology are developing and rapidly evolving.  They are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products and technologies, a number of which offer certain of the features that our products offer.  Because of these factors, demand and market acceptance for new products are subject to a high level of uncertainty.  There can be no assurance that our technology and products will become widely accepted.  It is also difficult to predict with any assurance the future growth rate, if any, and size of the market.  If a substantial market fails to develop, develops more slowly than expected or becomes saturated with competitors or if our products do not achieve or continue to achieve market acceptance, our business, operating results and financial condition will be materially and adversely affected.

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

Generally, law enforcement and other agencies and commercial fleet and mass transit operators that may consider using our products must analyze a wide range of issues before committing to purchase products like ours, including training costs, product reliability and budgetary constraints.  The length of our sales cycle may range from sixty days to a year or more.  We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by potential customers before they place an order.  Initial orders by agencies typically are for a small number of units that are used to evaluate the products.  If these potential customers do not purchase our products, we will have expended significant resources and have received no revenue in return.

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

We have historically derived our revenues predominantly from sales of our in-car video systems, including the DVM-500 series and DVM-750 digital video rear view mirrors and accessories, and we expect to continue to depend on sales of these products during 2012.  However, we introduced several new products in 2011 and we intend to introduce new products during 2012 with a view to diversifying our revenue sources in the future.  A decrease in the prices of, or the demand for our in-car video products, or the failure to achieve broad market acceptance of our new product offerings, would significantly harm our growth prospects, operating results and financial condition.

We substantially depend on our research and development activities to design new products and upgrades to existing products and if these products are not widely accepted, or we encounter difficulties and delays in launching these new products, our growth prospects will be diminished.

We have a number of active research and development projects underway at the current time that are intended to launch new products or upgrades to existing products.  We may incur substantial costs and/or delays in completion of these activities that may not result in viable products or may not be received well by our potential customers.  We incurred $2,773,962 and $3,437,959 in research and development expenses during the years ended December 31, 2011 and 2010, respectively, which represent a substantial expense compared to our total revenues and net income (loss).  If we are unsuccessful in bringing these products from the engineering prototype phase to commercial production, we could incur additional expenses (in addition to those already spent) without receiving revenues from the new products.  Also, these new products may fail to achieve broad market acceptance and may not generate revenue to cover expenses incurred to design, develop, produce and market the new product offerings.  Substantial delays in the launch of one or more products could negatively impacted our revenues and increase our costs, which could significantly harm our growth prospects, operating results and financial condition.

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

We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our executive officers, Stanton E. Ross, Thomas J. Heckman and Steven Phillips.  We do not have employment agreements with Messrs. Ross, Heckman or Phillips.  The loss of the services of these individuals could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  We have not obtained key-man life insurance policies on these individuals.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

We rely on third party distributors and representatives for our marketing capability.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors and representatives.  Our inability to recruit and retain distributors and representatives who can successfully sell our products would adversely affect our sales.  In addition, our arrangements with our distributors and representatives are generally short-term.  If we do not competitively price our products, meet the requirements of our distributors and representatives or end-users, provide adequate marketing and technical support, or comply with the terms of our distribution arrangements, our distributors and representatives may fail to aggressively market our products or may terminate their relationships with us.  These developments would likely have a material adverse effect on our sales.  Our reliance on the sales of products by others also makes it more difficult to predict our revenues, cash flow and operating results.

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

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  We license the critical technology on which our products are based from Sasken-Ingenient, Inc., and Nuvation pursuant to license agreements.  However, the technology licensed from these  parties is critical because it is the basis of our current product design.  We may choose to use other video encoding and decoding technology in future products, thus lessening our dependence on our licenses with these companies.

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

Further, if any patents are issued there can be no assurance that patent infringement claims in the United States or in other countries will not be asserted against us by a competitor or others, or if asserted, that we will be successful in defending against such claims.  If one of our products is adjudged to infringe patents of others with the likely consequence of a damage award, we may be enjoined from using and selling such product or be required to obtain a royalty-bearing license, if available on acceptable terms.  Alternatively, if a license is not offered, we might be required, if possible, to redesign those aspects of the product held to infringe so as to avoid infringement liability.  Any redesign efforts we undertake might be expensive, could delay the introduction or the re-introduction of our products into certain markets, or may be so significant as to be impractical.

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

Foreign currency fluctuations may affect our competitiveness and sales in foreign markets.

The relative change in currency values creates fluctuations in our product pricing for potential international customers. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively affect the financial condition of some existing or potential foreign customers and reduce or eliminate their future orders of our products. We also import selected components which are used in the manufacturing of some of our products. Although our purchase orders are in the United States dollar, weakness in the United States dollar could lead to price increases for the components.

Risks related to our license arrangements.

We have licensing agreements with Sasken-Ingenient and Nuvation regarding certain software used as the platform for the proprietary software we have developed for use in our products.  These licensing agreements have specified terms and are renewable on an annual basis unless both parties determine not to renew them and provided the parties are in compliance with the agreements.  If we fail to make the payments under these licenses or if these licenses are not renewed for any reason, it would cause us significant time and expense to redevelop our software on a different software platform, which would have a material adverse effect on our business, operating results and financial condition.

Risks related to our supply and distribution arrangement.

We have a supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product. The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period ending February 2014.  We have purchased approximately $1,510,000 of product under this agreement as of December 31, 2011 and we have remaining obligations to purchase approximately $1,945,000 through its expiration in February 2014. The agreement is renewable thereafter on an annual basis unless either of the parties determines not to renew it and provided the parties are in compliance with the agreements.  The agreement is non-exclusive, which means that DragonEye could enter into supply and distribution or similar agreements with other parties for the product, which could not bear our “Laser Ally” name.  We are relying on our sales distribution channel to market and sell a sufficient quantity of the product to existing and new customers in order to meet our purchase obligation under the agreement. It is likely that we will not be able to make the payments under the agreement, if we fail to do so.  In addition, if this agreement is not renewed for any reason, it would cause us significant time and expense to redevelop or source a replacement for our Laser Ally product on a different software and hardware platform, which could have a material adverse effect on our business, operating results and financial condition.

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

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 28%, including options vested or to vest within sixty days, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

We have granted options to purchase a total of 4,045,305 shares of our common stock under our stock option and restricted stock plans which were outstanding and unexercised as of December 31, 2011.  To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Our articles of incorporation authorize the issuance of 75,000,000 shares of our common stock.  The common stock can be issued by our board of directors without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of us held by our public stockholders.

An officer and directors have pledged shares of our common stock as collateral for personal loans.

At December 31, 2011, Mr. Ross, our Our Chairman, President and CEO and one of our independent directors had pledged approximately 634,204 shares and 148,495 shares, respectively, of our common stock as collateral for their personal loans with financial institutions and other individuals.   The creditors in both cases have contractual rights to foreclose upon and liquidate these pledged shares if either of the borrowers defaults on his loan.   In such event, Mr. Ross and the outside director will have no control over the timing, amount and manner in which the creditor sells the pledged shares.  On several occasions for each person in the past, certain of the secured creditors have exercised their rights and sold shares of our common stock pledged as collateral on such personal loans.   In 2011 Enterprise Bank & Trust ("Enterprise Bank") , a creditor of Mr. Ross, commenced foreclosure proceeding and notified him that it intented to sell all or part of the pledged shares to help satisfy the obligation to it and sold shares. Mr. Ross contested such actions in court. Effective February 2012, Mr. Ross and Enterprise Bank reached a settlement under which the Bank retained 525,000 shares, or the balance of the unsold shares in then held, in partial satisfaction of the debt. Enterprise Bank may sell the shares in private transactions or in the open market under Rule 144. Sales of substantial amounts of common stock by Enterprise Bank or other creditors under Rule 144 or otherwise, or even the potential for such sales, could have a substantial depressive effect on the market price of the shares of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Other factors that could cause such volatility may include, among other things:

•	digital video in-car recording products not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

•	acceptance of our new products in the marketplace and, in particular, the commercial fleet and mass transit market;

•	actual or anticipated fluctuations in our operating results;

•	the potential absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to fluctuate widely as we increase our sales and production capabilities and other operations;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the law enforcement and security industries in particular;

•	announcements concerning our business or those of our competitors or customers;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	we have $2.5 million of borrowings outstanding as of December 31, 2011 under two unsecured notes payable to a private, third party lender, that mature in May 2013;

•	we have no institutional line-of-credit available to fund our operations and we may be unable to obtain a line of credit under terms that are mutually agreeable;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological innovations;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

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

Non-Compliance with Nasdaq listing requirements.

On September 13, 2011 we received a notice from The Nasdaq Stock Market stating that the closing bid price of our common stock for the prior 30 consecutive business days had been below $1.00 per share and therefore we were not in compliance with Marketplace Rule 5550(a)(2).  We had 180 calendar days, or until March 12, 2012, to regain compliance with the minimum bid requirement under the first notice, but were unable to do so.  On March 13, 2012, The Nasdaq Stock Market advised us that it had determined that we are eligible for an additional 180 day calendar period to regain compliance with the minimum bid requirement for continued listing on it.  Accordingly, to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 12, 2012 in accordance with Marketplace Rule 5810(c)(3)(A). If we fail to achieve compliance within such period our common stock could be de-listed and we would most likely be traded on the OTC Bulletin Board.  Such event could have an adverse impact on the liquidity of our trading market and price of our common stock, among other items.

 Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against such individuals.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive office consists of approximately 7,469 square feet and is located at 8000 West 110th Street, Suite 200, Overland Park, Kansas 66210.  The lease will terminate on December 31, 2012 and its current monthly rent is $10,270.  We use this facility for our executive, administration and certain engineering resources.  We plan to allow this lease to expire so that we may consolidate all of our operations into a single facility.

We also lease office space of approximately 8,500 square feet located at 7311 West 130th Street, Suite 170, Overland Park, Kansas 66213.  This lease will terminate on October 31, 2012 and its current monthly rent is $15,024. We use this facility for engineering, sales and product support activities.  We plan to allow this lease to expire so that we may consolidate all of our operations into a single facility.

We lease approximately 10,000 square feet of office and warehouse space located at 1208, 1210 and 1212 Valley Ridge Drive, Grain Valley, Missouri 64029 under a lease agreement executed in March 2011.  We use this facility for warehousing, assembling and shipping of our finished product.  The leases on these facilities terminate in June 2012 and the aggregate monthly rent is $4,942.  This lease contains a six-month extension at our discretion. We plan to allow this lease to expire so that we may consolidate all of our operations into a single facility.

We believe that our current facilities are adequate to meet our near term operational needs. However, we are seeking a new facility so that we may consolidate all of our administration, production and other operations into a single facility during 2012.  We believe that we will be successful in relocating our operations prior to the expiration of our existing leases.  We have the ability to exercise our option to renew the Grain Valley Missouri lease through December 2012, if it becomes necessary.

ITEM 3. LEGAL PROCEEDINGS.

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

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied our claims and has filed counterclaims that allege we did not have the right to terminate the contracts and therefore it had been damaged for loss of profits and related damages.  Our insurance carrier has settled a portion of the counterclaims related to the actions of our former officer under our director and officer liability insurance policy.  The counterclaims that remain after consideration of the settlement by the insurance carrier are still in controversy. Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions have not yet been ruled upon and no trial date has been set.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded us an interlocutory judgment against a former contract manufacturer.  We had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered against the supplier that in effect cancelled all purchase orders and confirmed that we had no further obligations, whether monetary or otherwise, to the supplier. We have received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding us damages and legal fees totaling $11,166,686. We intend to pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  We have filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock commenced trading on the NASDAQ Capital Market on January 2, 2008 under the symbol “DGLY”, and continues to do so.   From July 2007 until we became listed on the NASDAQ Capital Market, our common stock was traded on the OTC Bulletin Board and prior to that it was quoted in the “Pink Sheets.”  On September 13, 2011 we received a notice from The Nasdaq Stock Market stating that the closing bid price of our common stock for the prior 30 consecutive business days had been below $1.00 per share and therefore we were not in compliance with Marketplace Rule 5550(a)(2).  We had 180 calendar days, or until March 12, 2012, to regain compliance with the minimum bid requirement under the first notice, but were unable to do so.  On March 13, 2012, The Nasdaq Stock Market advised us that it had determined that we are eligible for an additional 180 day calendar period to regain compliance with the minimum bid requirement for continued listing on it.  Accordingly, to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 12, 2012 in accordance with Marketplace Rule 5810(c)(3)(A).

The high/low closing prices of our common stock were as follows for the periods below.  The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2011
1st Quarter	$1.89	$1.30
2nd Quarter	$1.41	$0.94
3rd Quarter	$1.20	$0.66
4th Quarter	$0.94	$0.60

Year Ended December 31, 2010
1st Quarter	$2.89	$1.79
2nd Quarter	$2.12	$1.74
3rd Quarter	$2.10	$1.64
4th Quarter	$2.24	$1.51

Holders of Common Stock

As of December 31, 2011, we had approximately 110 shareholders of record for our common stock.

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

Stock Repurchase Plan

In June 2008, our Board of Directors approved a program that authorizes the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors has approved an extension of this program to July 1, 2012. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  We made no purchases under this plan during the year ended December 31, 2011 and we repurchased 259,535 shares for an aggregate purchase price of $469,761 (average cost of $1.81 per share) during the year ended December 31, 2010.

In total, we have repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of December 31, 2011.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)
October 1 to 31, 2011	—	—	—	$7,842,774
November 1 to 30, 2011	—	—	—	$7,842,774
December 1 to 31, 2011	—	—	—	$7,842,774[1	]
____________
[1]
The Stock Repurchase Program authorizes the repurchase of up to $10 million of common stock.   A total of 508,145 shares have been repurchased under this program as of December 31, 2011, at a cost of $2,157,226 ($4.25 per share average).  As a result, $7,842,774 is the maximum remaining dollar amount of common shares that may be purchased under the Program.   The number of shares yet to be purchased is variable based upon the purchase price of the shares at the time.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to issue 2,500,000 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2011, there were 2,427 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 1,500,000 shares for future grants under it.    At December 31, 2011, there were 543,594 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 1,500,000 shares for future grants under it.  At December 31, 2011, there were 152,733 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 1,000,000 shares for future grants under it.  At December 31, 2011, there were 22,000 shares available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan authorizes us to reserve 500,000 shares for future grants under it.  At December 31, 2011, there were 500,000 shares available for issuance under the 2011 Plan.

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan and 2011 Plan are referred to as the “Plans.”

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

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders…	3,048,266	$2.54	1,068,021
Equity compensation plans not approved by stockholders...	997,039	$2.75	152,733
Total	4,045,305	$2.59	1,220.754

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the fiscal years ended December 31, 2011 and 2010.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses in fiscal 2009 through 2011;  (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250 and DVM-100, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our DVM-250 for the commercial  fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales during 2011; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (25)  sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our ability to remain listed on the Nasdaq Capital Market; (33) our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; and (34) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products including lower priced in-car video mirrors (the DVM-100 and DVM-400) speed detection (Laser Ally) and body worn camera (FirstVU) products designed for law enforcement usage. Furthermore, we have launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets that expands our customer base beyond the traditional law enforcement agencies.     We have additional research and development projects that we anticipate will result in several new product launches during 2012.  We believe that the launch of these new products will help to diversify and increase our product offerings and we anticipate that such new products will result in increased revenues in the future.

We experienced a negative trend in our operating results in 2011 and 2010 and have reported operating losses during each of the previous eight fiscal quarters.  The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$4,286,314	$5,817,893	$4,743,253	$4,729,693	$6,357,967	$7,023,171	$5,519,980	$6,309,887
Gross profit	1,841,104	2,989,496	1,964,557	1,976,773	2,629,094	3,284,645	2,771,684	3,441,826
Gross profit margin percentage	43.0%	51.4%	41.4%	41.8%	41.4%	46.8%	50.2%	54.5%
Total selling, general and administrative expenses	3,143,348	3,081,936	3,064,005	3,107,442	4,104,834	3,876,646	3,867,341	4,072,241
Operating loss	(1,302,244)	(92,440)	(1,099,448)	(1,130,669)	(1,475,740)	(592,001)	(1,095,657)	(630,415)
Operating margin percentage	(30.4%)	(1.6%)	(23.2%)	(23.9%)	(23.2%)	(8.4%)	(19.9%)	(10.0%)
Net loss	$(1,517,136)	$(162,918)	$(1,134,903)	$(1,147,289)	$(4,988,733)	$(438,961)	$(760,664)	$(356,167)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders particularly from international customers and our new products, such as the DVM-100, DVM-400 and DVM-250.  We incurred an operating loss during fourth quarter 2011 of $1,302,244 on revenues of $4,286,314 compared to an operating loss of $92,440 on total revenues of $5,817,893 the third quarter 2011. Our revenues declined substantially in fourth quarter 2011 compared to the first, second, and third quarters of 2011, which contributed to our increased operating loss of $1,302,244 compared to operating losses of $92,440 for third quarter, $1,099,448 for second quarter, and $1,130,669 for first quarter 2011.  Our gross margin percentage decreased to 43.0% compared to 51.4% in third quarter 2011, but improved slightly compared to 41.4% in second quarter 2011 and 41.8% in first quarter 2011.  The reduction in gross margin percentage also contributed to the increased operating loss in fourth quarter 2011 compared to third quarter 2011.  We decreased our selling, general and administrative (“SG&A”) expenses each quarter in 2011 compared to each quarter in 2010 as we implemented our cost reduction and containment initiative, which resulted in approximately $1.0 million in SG&A cost savings per quarter.  Our international revenues during 2011 improved over 2010 levels as we shipped international orders totaling $2,028,591 in 2011, compared to $1,782,650 during 2010.

We expect to continue to experience significant fluctuations in revenues in 2012 and beyond due to the timing of larger orders particularly from international customers.  For 2012, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our general and administrative cost reduction and containment measures.  We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis.  Inventory levels declined significantly during 2011 as we sold inventory, decreased production rates and reduced procurement throughout our supply chain. This reversed our 2010 trend when we experienced a general increase in inventory levels in anticipation of higher sales that did not materialize, particularly from international customers.

There have been a number of factors/trends affecting our recent performance, which include:

•
We experienced lower than expected revenues during each quarter of 2011 due in part to the challenging economy, which has negatively impacted state, county and municipal budgets upon which our law enforcement customers are dependent.  We expect that the current economic climate will continue to depress certain state and local tax bases, and may continue to make 2012 a challenging business environment.

•
We incurred a non-cash charge of $4,330,000 in fourth quarter 2010 related to an increase in the valuation reserve on deferred tax assets, which resulted in a net loss of $4,988,733 for fourth quarter 2010 as described in Note 9, “Income Taxes,” to the financial statements in this annual report.  We have increased the valuation reserve by an additional $1,445,000 during the year ended December 31, 2011. We expect to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not, based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

•
Our gross profit on sales dropped to 43.0% during fourth quarter 2011 reversing the positive quarter we experienced in third quarter 2011 when our gross profit was 51.4%. Our gross profit was 41.4% in second quarter 2011 and 41.8% in first quarter 2011.  We implemented a printed circuit board revision during fourth quarter 2011 that resulted in the replacement of all older version boards in our DVM-750 inventory.  The cost of the labor, overhead and material to accomplish this replacement of boards was charged to cost of sales during fourth quarter 2011 and resulted in a significant decrease in our gross margin percentage.  We expect to achieve improved margins during 2012 because of our supply chain initiative, reduced manufacturing overhead, increases in sales volume and product mix.  We continue to focus on reducing the costs of our products through changes to our supply chain whereby we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternatives suppliers throughout the world. We have reduced our inventory levels throughout 2011 through our sales and began to see the effects of our supply chain improvements in third quarter 2011 as we shipped current orders in particular for the DVM-500 Plus that were manufactured during 2011 using components from our new supply chain.  In addition, our sales mix improved gross margins during third quarter 2011 as we shipped significant orders of our newer products, such as the DVM-100 and DVM-250.  These newer products yield higher margins than our traditional in-car video systems.  We implemented our supply chain plan in 2011 to improve gross margins through better outsourcing of our component parts in the future, including foreign sources, which has allowed us to reduce our production overhead costs through headcount and other cost reductions.  However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and expect it to have a negative impact on our gross margins to some degree.

•
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions, in order to preserve their currently available funding and budgets. Many of the existing Federal funding programs require matching funds from the local agencies that continues to be difficult given the budget restrictions.  We cannot predict whether such funding on a matching basis will have a positive impact on our revenues in the future.

•
Our international revenues improved in fiscal 2011, with total international revenues of $2,028,591 (10% of total revenues) compared to $1,782,650 (7% of total revenues) for 2010.  During March 2011, we received and shipped an order from a governmental agency in Mexico for DVM-750 units valued in excess of $350,000.  During third quarter 2011, we shipped several significant orders to customers in Central America and the previously announced order to the Turkish Gendarmerie that contributed to the improvement in international revenues.  We experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100 and DVM-250. We have built in capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available in 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

•
Since the fourth quarter 2010, we have reduced selling general and administrative costs (SG&A) and improved gross margins and undertaken headcount reductions and other cost reduction and containment measures.  In that regard, our total SG&A expenses declined approximately $3.5 million and we reduced production overhead expenses by approximately $500,000 during 2011 compared to 2010.  Despite the improvement in SG&A and production overhead expenses, our revenues decreased $5.6 million during 2011 compared to 2010, which served to offset the benefits of such cost reductions.  We will continue to make specific but smaller headcount reductions and implement other cost reduction and containment measures during 2012.

•
We have reorganized our production and manufacturing operations by placing a greater emphasis on contract manufacturers.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  It is, of course, important that selected contract manufacturers be able to ramp up production quickly in order to meet the varying demands of our international customers.

•
We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the Laser Ally speed detection system in third quarter 2010, the Thermal Ally night vision system in fourth quarter 2010, the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500 Plus and DVM-750 revenues.  In addition, the DVM-250 event recorder is designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.

•
Our recent operating losses caused deterioration in our cash and liquidity in 2011 and 2010.  We borrowed $2,500,000 under two unsecured subordinated notes payable to a private, third party lender. The notes are due and payable in full on May 30, 2013 and may be prepaid without penalty at any time. We utilized the proceeds to retire our bank line of credit and provide cash for operations.  We had no institutional credit lines available to provide working capital as of December 31, 2011.  At December 31, 2011, we had available cash balances of $2,270,000 and approximately $10.5 million of working capital primarily in the form of inventory and accounts receivable.   We focused on reducing inventory and accounts receivable levels to generate additional liquidity and improve our cash position during 2011.  In that regard we have reduced our inventory and accounts receivable levels by approximately $3.4 million and $1.9 million, respectively, during fiscal 2011 compared to December 31, 2010.

During the year ended December 31, 2011, we borrowed an aggregate of $2.5 million in two separate transactions under two unsecured notes payable to a private, third-party lender.  The loans are represented by two promissory notes (the "Notes") in the principal amounts of $1,500,000 and $1,000,000,  that bear interest at the rate of 8% per annum and are payable interest-only on a monthly basis.  In November 2011, we extended the maturity date of the $1,500,000 Note from May 30, 2012 to May 30, 2013, which made both Notes due and payable in full on May 30, 2013.  They may be prepaid without penalty at any time and are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes.  .

We may seek additional credit facilities to complement the Notes and provide us with funding should the need arise to finance growth or other expenditures. Our existing Notes are unsecured and do not prevent us from obtaining senior secured financing should we find it necessary. However, we expect that it will be difficult for us to obtain a new line of credit facility given our recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to us.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2012, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to support our planned operating activities.

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

We are contingently liable as of December 31, 2011 for standby letters of credit issued by Enterprise Bank for an aggregate amount of $211,421 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product, which commenced in August 2010, and final certification of the product was obtained, which was in August, 2010.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the parties amended the agreement to reduce the minimum purchase commitments over the second and third years by 52% compared to the original commitment, or to approximately $1,945,000 from January 1, 2012 through its expiration in February 2014..  We agreed to release our world wide right to exclusively market the product to the law enforcement market in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,510,741	$252,259
March 2012 through February 2013	846,240	—	846,240
March 2012 through February 2014	846,240	—	846,240

	$3,455,480	$1,510,741	$1,944,739

The Company holds approximately $870,000 of such products in finished goods inventory as of December 31, 2011.

For the Years Ended December 31, 2011 and 2010

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2011 and 2010, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2011	2010
Revenue	100%	100%
Cost of revenue	55%	52%

Gross profit	45%	48%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	11%	11%
Stock-based compensation expense	4%	7%
General and administrative expense	34%	31%

Total selling, general and administrative expenses	63%	63%

Operating loss	(18%)	(15%)
Interest income (expense)	(2%)	—%

Loss before income tax benefit	(20%)	(15%)
Income tax (provision)	—%	(11%)

Net loss	(20%)	(26%)

Net loss per share information:
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$1,295
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
Thermal Ally	A hand-held thermal imaging camera that improves night vision or other low-light situations primarily designed for law enforcement customers.	$3,995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,995
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$995

The Company sells its products and services to law enforcement and commercial customers in the following manner:

•
Sales to domestic and international customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through commissioned third-party sales agents or our direct sales force (Digital Ally employees).  Revenue is recorded when the product is shipped to the end customer.

•
Sales to domestic and international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price.  The distributor retains the margin as its compensation for their role in the transaction.  The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

•
Repair parts and services for domestic and international customers are generally handled by our inside customer service employees.  Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape.   We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

We sold a total of 3,538 and 5,256 DVM units during the year ended December 31, 2011 and 2010, respectively.   Our DVM-500 and DVM-500 Plus models on a combined basis represented approximately 73% and 72% of total unit sales during the year ended December 31, 2011 and 2010, respectively.  We stopped selling the legacy DVM-500 in January 2011.

Revenues for the years ended December 31, 2011 and 2010 were $19,577,153 and $25,211,005, respectively, a decrease of $5,633,852 (22%), due to the following factors:

•
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets which fund our law enforcement customers.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $5,600 in the year ended December 31, 2010 to $3,400 during the year ended December 31, 2011.  We shipped 13 orders in excess of $100,000, for a total of $3,615,000 in revenue, in the year ended December 31, 2011 compared to 25 orders individually in excess of $100,000, for total revenue of approximately $5.9 million, in the year ended December 31, 2010.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, Thermal Ally, DVM-250 and DVM-100) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased as our installed base continues to come off of warranty.  These repair orders are at lower average price levels and are impacting our overall average invoice size. We are hopeful that in 2012 will see an easing of such budgetary constraints and that purchasing patterns will resume at their former, higher levels, although we can make no assurances in this regard.

•
Our international revenues increased to $2,028,591, representing 10% of total revenues, during the year ended December 31, 2011 compared to $1,782,650, representing 7% of total revenues, during the year ended December 31, 2010. Despite the improvement in international revenues, such revenues are substantially less than our expectations.  Sales to certain countries that were strong revenue sources for us historically were negatively impacted by political and social unrest, economic recession and a weakening of their currency exchange rate versus the U.S. dollar.  During the third quarter 2011 we shipped several significant orders to customers in Central America and the previously announced order to the Turkish Gendarmerie that contributed to the improvement in international revenues.  We had an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-400 and DVM-250, which could generate additional international revenues for the balance of 2011 and 2012.

•
We have been reorganizing our domestic sales force and organization for our law enforcement channel since late 2011.  Traditionally, we have emphasized the usage of third party sales agents to market our law enforcement products.  We believe that type of sales force was effective and efficient for us when we initially entered the market with a new product.  We are now changing principally to an employee direct sales force that provides us with more control and monitoring of our sales agents and their activities.  In addition, we have reduced the size of certain sales territories and consequently increased the overall number of our salesmen to improve our penetration of all markets.  We believe this new model will encourage salesmen in lower performing territories to improve their efforts and sales.  We also believe that a portion of the revenue decrease experienced in 2011 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers.

We maintained consistent retail pricing on our law enforcement mirror models during 2011 and do not plan any material changes in pricing during 2012 including the new products recently introduced.  Our newer mirror-based products include the DVM-100 and the DVM-400, which will be sold at lower retail pricing levels compared to our legacy products during 2012 due to fewer features.  We are, however, experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

Cost of Revenue

Cost of revenue on units sold for the year ended December 31, 2011 and 2010 was $10,805,223 and $13,083,756, respectively, a decrease of $2,278,533 (17%).  The decrease in costs of goods sold is primarily due to the 22% decrease in revenues during the year ended December 31, 2011 compared to 2010, offset by an increase in the cost of goods sold as a percent of revenues.  Cost of sales as a percentage of revenues increased to 55% during the year ended December 31, 2011 compared to 52% for the year ended December 31, 2010.  Our goal is to reduce cost of sales as a percentage of revenues to 40% during 2012 and beyond.  The cost of wireless transmission modules ("WTMs") substantially increased our cost of sales during 2011 as we upgraded many existing and new customers to a new WTM solution, which was substantially more costly than our previous solution.  We were unable to pass the increased cost on to our customers for this WTM upgrade, which negatively impacted our cost of sales. Our manufacturing overhead rates also increased during 2011, primarily due to the slowing of production rates to allow for the reduction of overall inventory levels. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time.  We implemented a printed circuit board revision during the fourth quarter of 2011 that resulted in the replacement of all older version boards in our DVM-750 inventory.  The cost of the labor, overhead and material to accomplish this replacement of boards was charged to cost of sales during 2011 and resulted in a significant decrease in our gross margin percentage. In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers.  We expect that our newer product offerings, in particular the DVM-100, DVM-400 and DVM-250, should improve our cost of goods sold as a percentage of sales during 2012. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $547,182 and $733,578 in reserves for obsolete and excess inventories at December 31, 2011 and December 31, 2010, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at December 31, 2011 and have discontinued it. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,168,761 and $4,272,304 at December 31, 2011 and December 31, 2010, respectively, a decrease of $2,103,543 (49%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2011 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during 2012. Finished goods balances were $4,844,446 and $6,460,924 at December 31, 2011 and December 31, 2010, respectively, a decrease of $1,616,478 (25%). The decrease in finished goods was primarily in the DVM-500 Plus products because we focused on reducing overall inventory levels to improve our liquidity position.  Finished goods at December 31, 2011 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally, products which will be used to fulfill international and domestic orders during 2012. Finished goods also included supplies of our other new products, including the FirstVU, Thermal Ally, DVM-250, DVM-400 and DVM-100 at December 31, 2011. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 7.6% as of December 31, 2011 compared to 6.8% at December 31, 2010.  We believe that our obsolescence risk was less at December 31, 2011 compared to December 31, 2010 because we have no remaining DVM-500 legacy systems in finished goods inventory and the increased reserve as a percentage of total gross inventory balances. We believe these reserves are appropriate given our inventory levels at December 31, 2011.

Gross Profit

Gross profit for the years ended December 31, 2011 and 2010 was $8,771,930 and $12,127,249, respectively, a decrease of $3,355,319 (28%).  The significant decrease is commensurate with the 22% decline in revenues and increase in cost of revenues as a percent of sales that we experienced during the year ended December 31, 2011 compared to 2010.  Our gross profit percentage decreased to 45% for the year ended December 31, 2011 from 48% for the year ended December 31, 2010.   We expect that our margins will improve based upon the expected margins  of our new products, in particular the DVM-100, DVM-400 and DVM-250, if we gain traction in the marketplace and increase commercial production during 2012.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to concentrate on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 12,396,731 and $ 15,921,062 for the years ended December 31, 2011 and 2010, respectively, a decrease of $3,524,331 (22%).  Overall selling, general and administrative expenses as a percentage of sales remained at 63% in 2011 and 2010.  The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2011	2010
Research and development expense	$2,773,962	$3,437,959
Selling, advertising and promotional expense	2,232,831	2,853,054
Stock-based compensation expense	839,232	1,755,720
Professional fees and expense	740,894	1,132,513
Executive, sales and administrative staff payroll	2,990,808	3,881,263
Other	2,819,004	2,860,553
Total	$12,396,731	$15,921,062

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $2,773,962 and $3,437,959 for the year ended December 31, 2011 and 2010, respectively, a decrease of $663,997 (19%).  We believe that our cost trends have improved substantially in the year ended December 31, 2011 because of our cost containment efforts and increased scrutiny of engineering resources by our Vice President of Engineering. His efforts have greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 21 engineers at December 31, 2011, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2011 and 14% in 2010, illustrating our continuing commitment to bring new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. During first quarter 2011, we introduced the DVM-250 event recorder, which is targeting commercial fleet operators, the DVM-100 in third quarter 2011 and the DVM-400 in fourth quarter 2011.   The DVM-750, FirstVU, DVM-100, DVM-400 and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. The number of engineers devoted to research and development activities is expected to increase during 2012 because we have several development projects in process that are expected to be completed and launched in 2012. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $2,232,831 and $2,853,054 for the years ended December 31, 2011 and 2010, respectively, a decrease of $620,223 (22%), which is commensurate with the 22% decrease in revenues. The largest component of selling, promotional and advertising expense is commissions paid to our independent agents who represent our sales force in the domestic market.  These agents generally receive a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $1,930,779 and $2,120,718 for the years ended December 31, 2011 and 2010, respectively, a decrease of $189,939 (9%), which is commensurate with the 22% sales decrease in 2011 compared to 2010, offset by the costs of reorganizing our law enforcement sales agents and the establishment of our direct sales force to address the sale of the our new DVM-250 product through the commercial fleet sales channel.  Sales commissions increased during 2011 by costs associated with the restructuring of our sales agents within our law enforcement sales channel and the new salesmen hired to launch the new DVM-250 product line. We have changed sales agents in four territories for our law enforcement sales channel and have hired five new salesmen focused on the DVM-250 sales launch, which represents our new commercial sales channel.  Sales commissions as a percentage of overall sales increased to 9.9% during the year ended December 31, 2011 compared to 8.4% for the year ended December 31, 2010.

Promotional and advertising expenses totaled $302,052 during the years ended December 31, 2011 compared to $732,336 during the year ended December 31, 2010, a decrease of $430,284 (59%).   The decrease is attributable to our cost containment and reduction initiative during 2011, which resulted in a reduction in our attendance at trade shows particularly at international venues. We expect increases in expenses for brochures and other marketing initiatives designed to help launch the DVM-250 event recorder, the DVM-400 and the DVM-100 during 2012.

Stock-based compensation expense.  Stock based compensation expense totaled $839,232 and $1,775,720 for the year ended December 31, 2011 and 2010, respectively, a decrease of $936,488 (53%).  The decrease was primarily attributable to stock options issued in January 2011 to officers with longer four-year vesting periods compared to the restricted stock grant to officers in January 2010 with shorter one-year vesting periods.  The longer amortization period related to such stock option grants in January 2011 resulted in reduced stock-based compensation expense in the year ended December 31, 2011 compared to 2010.  We expect this trend to continue during 2012.

Professional fees and expense.  Professional fees and expenses totaled $740,894 and $1,132,513 for the year ended December 31, 2011 and 2010, respectively, a decrease of $391,619 (35%).   Professional fees during 2011 were related primarily to normal public company matters, intellectual property matters and litigation matters.  The decrease in professional fees and expenses is primarily attributable to the Company’s cost containment measures coupled with the settlement of certain litigation.  We expect increased legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense during 2012.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $2,990,808 and $3,881,263 for the years ended December 31, 2011 and 2010, respectively, a decrease of $890,455 (23%).  This decrease is attributable to the cost containment initiative that resulted in headcount reductions, including the elimination of the Vice President of Operations position during January 2011.  The base salaries of our officers were reduced by at least 30% effective January 1, 2011, which contributed to the reduction in executive payroll costs.  Severance costs charged to executive, sales and administrative payroll exceeded $150,000 during the year ended December 31, 2011, which offset the overall decrease in such payroll costs.   Management anticipates that the reduction in executive, sales and administrative payroll will continue during 2012 as the full benefit of the headcount reductions are is realized.   However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during 2012 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Other.  Other selling, general and administrative expenses totaled $2,819,004 and $2,860,553 for the years ended December 31, 2011 and 2010, respectively, a decrease of $41,549 (1%).  The decrease in 2011 was attributable to substantial increases in our overall insurance expense offset by our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We decreased the amount of leased space for our engineering and distribution departments effective June 30, 2011, which contributed to the reductions in property insurance and facility related expenses.  We plan to continue our cost containment initiatives for 2012 and expect the improvement in our overhead costs will continue.

Operating Loss

For the reasons previously stated, our operating loss was $3,624,801 and $3,793,813 for the years ended December 31, 2011 and 2010, respectively, an improvement of $169,012 (4%).  Operating loss as a percentage of revenues increased to 18% in 2011 compared to 15% in 2010.

Interest Income

Interest income decreased to $16,108 in the year ended December 31, 2011 from $24,153 in 2010.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the year ended December 31, 2011 compared to 2010.

Interest Expense

We incurred interest expense of $220,460 and $24,865 during the years ended December 31, 2011 and 2010, respectively.  We began drawing on our line of credit during the third quarter 2010 to fund our operating losses and the repurchase of $469,761 of common stock during 2010.  We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit.  We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013.  The Notes payable bear interest at 8% per annum and can be prepaid at any time without penalty.  In conjunction with the issuance of these Notes during 2011, we issued a total of 560,000 warrants to purchase common stock with an exercise price of $1.00 per share until November 30, 2013.  The estimated value of these warrants is reflected as a discount on the related Notes payable and is amortized to interest expense ratably over the term of the Notes. The outstanding balance on our  Notes was $2.5 million as of December 31, 2011, less the unamortized discount of $142,711.

Loss on Debt Extinguishment

During November 2011, we extended the maturity date of the $1.5 million Note issued in May 2011 and issued a second Note for $1.0 million under the same terms.  The modification of the original Note payable was treated as an early extinguishment of the debt.  Accordingly, the remaining unamortized discount as of the date of modification ($131,093), was charged off and reflected as a loss on extinguishment of debt in the Statement of Operations.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $3,962,246 and $3,794,525 for the year ended December 31, 2011 and 2010, respectively, a deterioration of $167,721 (4%).

Income Tax Benefit

Our income tax (provision) was ($2,750,000) for the year ended December 31, 2010. We recorded no income tax benefit related to our losses for the year ended December 31, 2011 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2011.

We incurred significant operating losses in 2010 that placed us in a three year cumulative loss position at December 31, 2010, despite the improvement in general economic conditions and our ongoing cost containment efforts.  Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the applicable accounting guidance.  Therefore, we determined that our valuation allowance should be increased to $4,385,000 to fully reserve our deferred tax assets at December 31, 2010.

During 2011, we continued to incur operating losses which provides a basis to continue to fully reserve our deferred tax assets as of December 31, 2011.  Therefore, the valuation reserve has been increased to $5,830,000 as of December 31, 2011 which provides a full reserve on all deferred tax assets.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

We had approximately $7,040,000 of net operating loss carryforwards and $1,010,000 of research and development tax credit carryforwards as of December 31, 2011 available to offset future net taxable income.

Net Loss

As a result of the above, for the years ended December 31, 2011 and 2010, we reported a net loss of $3,962,246 and $6,544,525, respectively, an improvement of $2,582,279 (39%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.25 and $0.40 for the years ended December 31, 2011 and 2010, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2011 and 2010 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: On May 31, 2011, we borrowed $1.5 million under an unsecured credit facility with a private, third-party lender.  On November 7, 2011, we borrowed an additional $1.0 million under an unsecured credit facility with the same private, third party lender.  The loans are represented by two promissory notes (the "Notes") that bear interest at the rate of 8% per annum and are payable interest only on a monthly basis.  The Notes are due and payable in full on May 30, 2013 and may be prepaid without penalty at any time.  The Notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. Warrants to purchase 560,000 shares of common stock for $1.00 per share were granted in conjunction with the issuance of these Notes.  Such warrants are exercisable immediately and expire on November 30, 2013.

The Company used the proceeds from the $1.5 million Note to pay the outstanding borrowings under its line of credit with a bank.  Such bank line of credit was retired as of December 31, 2011.  The Company used the proceeds of $1.0 million Note to provide working capital.

The existing Notes are unsecured and do not prevent us from obtaining new senior secured financings.  We may seek additional credit facilities to complement the Notes and provide us with funding should the need arise to finance growth or other expenditures. It will be difficult to obtain a new line of credit facility given our recent operating losses and the current banking environment.   Any new credit facility, if obtained, may not be on terms favorable to us.

We had over $2,270,000 of available cash and equivalents and net working capital of approximately $10,480,000 as of December 31, 2011. Net working capital as of December 31, 2011 includes approximately $2.9 million of accounts receivable and $6.7 million of inventory.   We reduced both accounts receivable and inventory by approximately $5.3 million during the year ended December 31, 2011 to generate cash,  which, along with the proceeds of the Notes, has provided adequate funding to support our operations.  Management believes that it can continue to reduce inventory levels into 2012 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2012, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term and do not have other means to support our planned operating activities.  Our ability to obtain such capital, if required, would have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern.  Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances:  As of December 31, 2011, we had cash and cash equivalents with an aggregate balance of $2,270,393 an increase from a balance of $623,475 at December 31, 2010.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,646,918 net increase in cash during the year ended December 31, 2011:

•	Operating activities:	$945,519 of net cash provided by operating activities through collections of accounts receivables and decreases in inventory levels, offset by our net losses and the payment of accounts payable. Non-cash charges to income, such as the depreciation and amortization, increase in inventory obsolescence reserves, loss on debt extinguishment and stock-based compensation were positive adjustments to reconcile net cash provided by operating activities.

·	Investing activities:	$151,101 of net cash used in investing activities, primarily to acquire test and quality control equipment to supply our contract manufacturers, the acquisition of demonstration products for our salesman and the costs to acquire patents on our proprietary technology utilized in our new products.

•	Financing activities:	$852,500 of net cash provided by financing activities related to the issuance of the $2.5 million subordinated Notes payable during 2011 offset by the repayment of the $1.5 million bank line of credit and the payment of debt issuance costs.

Operating activities:  Net cash provided by operating activities was $945,519 for the year ended December 31, 2011 compared to net cash used in operating activities of $301,424 for the year ended December 31, 2010, an improvement of $1,246,943.  The improvement in cash flow from operations for 2011 was primarily the result of collections of accounts receivable, the 2010 deferred tax provision and substantial decreases in inventory offset by our net losses and the payment of accounts payable.  During the year ended December 31, 2011, management focused on improving liquidity by reducing inventory levels and the collection of accounts receivable to fund payments to vendors and build cash reserves.  Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2012, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

Investing activities:  Cash used in investing activities was $151,101 and $383,790 for the years ended December 31, 2011 and 2010, respectively.  In both 2011 and 2010, we purchased production and research and development equipment to support our activities.  In 2011 the purchases were focused on acquiring test and quality control equipment to be used by our contract manufacturers and the acquisition of demonstration products for our salesman.  During 2011 and 2010, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  Cash provided by investing activities was $852,500 and $1,125,539 for the years ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, we issued subordinated Notes in the aggregate principal amount of $2.5 million, the proceeds of which were used to repay the $1,500,000 outstanding balance on our bank line of credit and to provide working capital.  We paid $147,500 of debt issuance costs related to the Notes issued during 2011. There were no purchases of stock held in treasury, stock option exercises or similar transactions during the year ended December 31, 2011, which is attributable to the depressed value of our common stock.  Net cash provided by financing activities during the year ended December 31, 2010 was $1,125,539 which is attributable to borrowings under the Company’s line of credit and proceeds received from the exercise of stock options and their related tax benefits.

The net result of these activities was an increase in cash of $1,646,918 to $2,270,393 for the year ended December 31, 2011.

Commitments:

We had $2,270,393 of cash and cash equivalent balances and net positive working capital approximating $10.5 million as of December 31, 2011.  Accounts receivable balances represented $2,853,049 of our net working capital at December 31, 2011.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during 2012, which would help to provide positive cash flow to support our operations during 2012.  Inventory represented $6,683,289 of our net working capital at December 31, 2011 and finished goods represented $4,844,446 of total inventory.  We expect that finished goods will be converted to cash quickly when customer orders are received and shipments occur during 2012.  We are actively managing the overall level of inventory and believe that such levels will be further reduced during 2012 by our sales activities, which should provide additional cash flow to help support our operations during 2012.

Capital Expenditures.  We had no material commitments for capital expenditures at December 31, 2011.

Lease commitments.  We have several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  We have also entered into month-to-month leases for equipment and facilities.   Rent expense for the years ended December 31, 2011 and 2010 was $383,530 and $407,070, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:

2012	$279,703
2013	—
2014	—
2015	—
2016 and thereafter	—

$279,703

License agreements.  We have several license agreements whereby we have been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $34,905 and $19,909 for the years ended December 31, 2011 and 2010, respectively.

Following is a summary of our licenses as of December 31, 2011:

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

Supply and distribution agreement.  We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the parties amended the supply and distribution agreement to reduce the minimum purchase commitments over the second and third years by 52% from the original commitment.  We also agreed to terminate our world wide right to exclusively market the products to the law enforcement community in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon thirty days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,510,741	$252,259
March 2012 through February 2013	846,240	—	846,240
March 2012 through February 2014	846,240	—	846,240

	$3,455,480	$1,510,741	$1,944,739

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks.  We hold approximately $870,000 of such products in finished goods inventory as of December 31, 2011.

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

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied our claims and has filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it has been damaged for loss of profits and related damages.  Our insurance carrier has settled a portion of the counterclaims under our director and officer liability insurance policy.  The counterclaims that remain after the settlement by the insurance carrier are still in controversy.  Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions have not yet been ruled upon and no trial date has been set.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded us an interlocutory judgment against a former contract manufacturer.  We had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving us.   The interlocutory judgment was entered against the supplier that in effect cancelled all purchase orders and confirmed that we had no further obligations, whether monetary or otherwise, to the supplier. We have received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding us damages and legal fees totaling $11,166,686. We intend to pursue collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  We have filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  We believe the likely outcome of any other pending cases and proceedings will not be material to our business or financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees.  The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $121,745 and $158,225 for the years ended December 31, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012.  We made no purchases under this program during the years ended December 31, 2011 and 2010.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to December 31, 2011.

Standby Letters of Credit.  We are contingently liable as of December 31, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if we do not honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and we have never had a beneficiary demand funding related to such standby letters of credit.

Non-Compliance with Nasdaq listing requirements. On September 13, 2011 we received a notice from The Nasdaq Stock Market stating that the closing bid price of our common stock for the prior 30 consecutive business days had been below $1.00 per share and therefore we were not in compliance with Marketplace Rule 5550(a)(2).  We had 180 calendar days, or until March 12, 2012, to regain compliance with the minimum bid requirement under the first notice, but were unable to do so.  On March 13, 2012, The Nasdaq Stock Market advised us that it had determined that we are eligible for an additional 180 day calendar period to regain compliance with the minimum bid requirement for continued listing on it.  Accordingly, to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 12, 2012 in accordance with Marketplace Rule 5810(c)(3)(A). If we fail to achieve compliance within such period our common stock could be de-listed and we would most likely be traded on the OTC Bulletin Board.  Such event could have an adverse impact on the liquidity of our trading market and price of our common stock, among other items.

Critical Accounting Policies

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 1, “Financial Statements”, of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $75,000 charged off as uncollectible on cumulative revenues of $127.3 million since we commenced deliveries during 2006.  As of December 31, 2011 and December 31, 2010, we recorded a reserve for doubtful accounts of $125,000 and $110,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2011.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Raw material and component parts	$2,168,761	$4,272,304
Work-in-process	217,264	88,635
Finished goods	4,844,446	6,460,924

Subtotal	7,230,471	10,821,863
Reserve for excess and obsolete inventory	(547,182)	(733,578)

Total	$6,683,289	$10,088,285

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 7.6% of the gross inventory balance at December 31, 2011, compared to 6.8% of the gross inventory balance at December 31, 2010.  Our finished goods are composed primarily of our new DVM-750 system, the DVM-500 Plus, the FirstVU, the Laser Ally, the Thermal Ally, the DVM-250 event recorder and the DVF 500 flashlight products, none of which is considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of December 31, 2011 and therefore it does not represent an obsolescence risk.  Raw material and component part inventory balances were substantially decreased at December 31, 2011 compared to December 31, 2010, as we focused on reducing our overall inventory levels.  In 2011, we also focused on outsourcing more component part production and increasing our efforts to carry efficient levels of raw materials and component parts commensurate with current sales forecasts.  We plan to continue our efforts to reduce overall inventory levels during 2012.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

 If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $211,421 as of December 31, 2011 compared to $228,233 as of December 31, 2010, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2011.  Our new DVM-750 product failure rate has improved significantly during 2010 and 2011, which has contributed to the relatively stable level of warranty reserves.  We have recently introduced several new products, including the FirstVU, Laser Ally, DVM-100, DVM-400, DVM-250 and Thermal Ally, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  We granted 1,046,000 options during the year ended December 31, 2011.  The assumptions used for the determining the grant-date fair value of options granted during the year ended December 31, 2011 are reflected in the following table:

Year ended December 31, 2011
Expected term of the options in years	0-5 years

Expected volatility of Company stock	67% - 70%

Expected dividends	None

Risk-free interest rate	0.11% - 1.98%

Expected forfeiture rate	5% - 10%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of December 31, 2011 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2010, cumulative valuation allowances in the amount of $4,495,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $4,385,000 to fully reserve our deferred tax assets at December 31, 2010. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2011 because of the losses we incurred during the year ended December 31, 2011. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of December 31, 2011 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year.  We do not believe that our business is seasonal in nature however; generally we generate higher revenues during the second half of the calendar year than in the first half.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included as an exhibit to this annual report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

Financial Disclosure.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors and executive officers, is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2011 (our 2012 Proxy Statement).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2012 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2012 Proxy Statement.

Information with respect to our corporate governance disclosures, is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this annual report on Form 10-K:

1.             Consolidated Financial Statements:

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this annual report.

2.             Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this annual report.

3.             Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.

10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011

10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10K for the Year ending December 31, 2009.
23.1	Consent of Grant Thornton LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2011 and 2010.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission.  Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

** The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that Section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC.,
a Nevada corporation

Date	By:	/s/ Stanton E. Ross
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

Signature and Title	Date

/s/ Stanton E. Ross	March 28, 2012
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 28, 2012
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 28, 2012
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 28, 2012
Daniel F. Hutchins, Director

/s/ BERNARD A. BIANCHINO	March 28, 2012
Bernard A. Bianchino, Director

/s/ Thomas J. Heckman	March 28, 2012
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

DIGITAL ALLY, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-6

Notes to the Consolidated Financial Statements	F-7 - F-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Digital Ally, Inc.

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. (a Nevada corporation) and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Kansas City, Missouri
March 28, 2012

DIGITAL ALLY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,270,393	$623,475
Accounts receivable-trade, less allowance for doubtful accounts of $125,000 - 2011 and $110,000 – 2010	2,853,049	4,779,553
Accounts receivable-other	104,318	345,711
Inventories	6,683,289	10,088,285
Prepaid expenses	302,318	341,584

Total current assets	12,213,367	16,178,608

Furniture, fixtures and equipment	4,073,713	3,352,372
Less accumulated depreciation and amortization	3,212,827	2,307,244

	860,886	1,045,128

Intangible assets, net	226,802	293,577
Other assets	97,854	91,133

Total assets	$13,398,909	$17,608,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$847,036	$3,157,033
Line of credit	—	1,500,000
Accrued expenses	833,260	728,479
Income taxes payable	21,046	25,625
Customer deposits	31,899	2,642

Total current liabilities	1,733,241	5,413,779

Subordinated note payable-long-term, net of discount of $142,711	2,357,289	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,662,218 – 2011 and 16,652,218 – 2010	16,662	16,652
Additional paid in capital	22,725,515	21,649,567
Treasury stock, at cost (shares: 508,145 – 2011 and 508,145 - 2010)	(2,157,226)	(2,157,226)
Accumulated deficit	(11,276,572)	(7,314,326)

Total stockholders’ equity	9,308,379	12,194,667

Total liabilities and stockholders’ equity	$13,398,909	$17,608,446

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010

	Year ended December 31,
	2011	2010

Product revenue	$18,858,656	$24,581,907
Other revenue	718,497	629,098

Total revenue	19,577,153	25,211,005
Cost of revenue	10,805,223	13,083,756

Gross profit	8,771,930	12,127,249
Selling, general and administrative expenses:
Research and development expense	2,773,962	3,437,959
Selling, advertising and promotional expense	2,232,831	2,853,054
Stock-based compensation expense	839,232	1,755,720
General and administrative expense	6,550,706	7,874,329

Total selling, general and administrative expenses	12,396,731	15,921,062

Operating loss	(3,624,801)	(3,793,813)

Interest income	16,108	24,153
Interest expense	(222,460)	(24,865)
Loss on extinguishment of debt	(131,093)	-

Loss before income tax expense	(3,962,246)	(3,794,525)
Income tax expense	—	(2,750,000)

Net loss	$(3,962,246)	$(6,544,525)

Net loss per share information:
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)

Weighted average shares outstanding:
Basic	16,151,834	16,315,026
Diluted	16,151,834	16,315,026

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid In		Accumulated
	Shares	Amount	Capital	Treasury stock	deficit	Total
Balance, January 1, 2010	16,169,739	$16,170	$20,007,430	$(1,687,465)	$(769,801)	$17,566,334

Stock-based compensation	—	—	1,755,720	—	—	1,755,720

Deficiency in tax benefits related to stock-based compensation	—	—	(125,000)	—	—	(125,000)

Stock options exercised at:
$1.00 per share	230,000	230	229,770	—	—	230,000
$1.60 per share	250,000	250	399,750	—	—	400,000
$1.78 per share	500	—	890	—	—	890
$2.15 per share	100,000	100	214,900	—	—	215,000

Common stock surrendered as consideration for cashless exercise of stock options	(348,890)	(349)	(833,642)	—	—	(833,991)

Restricted common stock grant	250,869	251	(251)	—	—	—

Purchase of 259,535 common shares for treasury	—	—	—	(469,761)	—	(469,761)

Net loss	—	—	—	—	(6,544,525)	(6,544,525)

Balance, January 1, 2011	16,652,218	16,652	21,649,567	(2,157,226)	(7,314,326)	12,194,667

Stock-based compensation	—	—	839,232	—	—	839,232

Restricted common stock grant	10,000	10	(10)	—	—	—

Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	236,726	—	—	236,726

Net loss	—	—	—	—	(3,962,246)	(3,962,246)

Balance, December 31, 2011	16,662,218	$16,662	$22,725,515	$(2,157,226)	$(11,276,572)	$9,308,379

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:
Net loss	$(3,962,246)	$(6,544,525)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,062,103	799,370
Stock based compensation	839,232	1,755,720
Provision for inventory obsolescence	(186,396)	173,152
Provision for doubtful accounts receivable	15,000	—
Loss on extinguishment of debt	131,093	—
Deficiency in tax benefits related to stock-based compensation	—	(125,000)
Deferred tax expense	—	2,855,000

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	1,911,504	3,618,800
Accounts receivable - other	241,393	130,338
Inventories	3,041,829	(2,890,932)
Prepaid expenses	39,266	(116,661)
Other assets	(6,721)	44,541
Increase (decrease) in:
Accounts payable	(2,309,997)	1,156,492
Accrued expenses	104,781	(1,136,891)
Income taxes payable	(4,579)	16,454
Customer deposits	29,257	(37,282)

Net cash provided by (used in) operating activities	945,519	(301,424)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(120,978)	(341,395)
Additions to intangible assets	(30,123)	(42,395)

Net cash used in investing activities	(151,101)	(383,790)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note payable	2,309,774	—
Proceeds from issuance of common stock purchase warrants	190,226	—
Increase (decrease) in line of credit	(1,500,000)	1,500,000
Deferred issuance costs for subordinated note payable	(147,500)	—
Proceeds from exercise of stock options and warrants	—	95,300
Purchase of common shares for treasury	—	(469,761)

Net cash provided by financing activities	852,500	1,125,539

Net increase in cash and cash equivalents	1, 646,918	440,325
Cash and cash equivalents, beginning of period	623,475	183,150

Cash and cash equivalents, end of period	$2,270,393	$623,475

Supplemental disclosures of cash flow information:
Cash payments for interest	$112,036	$24,865

Cash payments for income taxes	$14,416	$15,783

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock purchase warrants for issuance costs of subordinated notes payable	$46,500	$—

Common stock surrendered as consideration for exercise of stock options	$—	$833,991

Transfer of demonstration equipment from inventory to equipment	$434,317	$—

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital videosystem designed to be worn on an individual’s body; a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations; and a hand-held laser speed detection device and hand-held thermal imaging camera that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004.  On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiary, Digital Ally International, Inc.  All intercompany balances and transactions have been eliminated during consolidation.

Digital Ally formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products.

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

The Company sells its products and services to law enforcement and commercial customers in the following manner:

•
Sales to domestic and international customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through commissioned third-party sales agents or our direct sales force (Digital Ally employees).  Revenue is recorded when the product is shipped to the end customer.

•
Sales to domestic and international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price.  The distributor retains the margin as its compensation for their role in the transaction.  The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

•
Repair parts and services for domestic and international customers are generally handled by our inside customer service employees.  Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheets until payments are remitted.

Other revenue is comprised of revenues from repair services and the sale of scrap and excess raw material and component parts.  Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer.

Sales returns and allowances aggregated $752,452 and $801,601 for the years ended December 31, 2011 and 2010, respectively.

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

Inventories:

Inventories consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process and finished goods, and are carried at the lower of cost (First-in, First-out Method) or market value.  The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of December 31, 2011 and December 31, 2010, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend two years from the date of shipment.  The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.  Accrued warranty costs are included in accrued expenses.

Customer Deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history.  Customer deposits are reflected as a current liability in the accompanying consolidated balance sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $105,655 and $80,794 for the years ended December 31, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $302,052 and $732,336 for the years ended December 31, 2011 and 2010, respectively.  Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

  The Company  applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740 - Income Taxes that provides a framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. It initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and it recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As it obtains additional information, the Company may need to periodically adjust its recognized tax positions and tax benefits. These periodic adjustments may have a material impact on its consolidated statements of operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the year ended December 31, 2011 and 2010.  There have been no penalties in 2011 and 2010.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees, board of directors and certain third party contractors.  Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock, which generally are subject to vesting requirements.  The Company records stock-based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of speed detection and digital audio and video recording devices.  For the year ended December 31, 2011 and 2010, sales by geographic area were as follows:

	Year ended December 31,
	2011	2010
Sales by geographic area:
United States of America	17,548,562	$23,428,355
Foreign	2,028,591	1,782,650
	$19,577,153	$25,211,005

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

Reclassification:

Certain amounts and balances for 2010 have been reclassified in the consolidated financial statements to confirm to their current year presentation.

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and will become effective for the Company on January 1, 2012.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

NOTE 2.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $125,000 and $110,000 as of December 31, 2011 and December 31, 2010, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and independent sales agents for domestic sales.  Three distributor/agents individually exceeded 10% and represented $8,584,636, or 44% of total revenues, for the year ended December 31, 2011.   No customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2011.   Two distributor/agents individually exceeded 10% and in the aggregate represented $8,086,905. or 32% of total revenues, for the year ended December 31, 2010.  No customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2010. Following is a summary of distributor/agents identified which individually exceeded 10% of total revenues for the years ended December 31, 2011 and 2010:

	Year ended December 31,
Distributor/Agent	2011	2010
Number 1	$3,674,015	$4,503,867
Number 2	$2,474,545	$1,552,478
Number 3	$2,436,076	$3,583,038

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to development, license and manufacture certain products that the Company offers for sale to its customers.  Currently, these products represent less than 10% of the Company’s total revenue; however, revenue generated by these products are expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue.  These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products.  Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product.  The Manufacturers are located in the United States and in Asia.  Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company.  It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 3.  ACCOUNTS RECEIVABLE

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Beginning balance	$110,000	$110,000
Provision for bad debts	25,301	—
Charge-offs to allowance, net of recoveries	(10,301)	—

Ending balance	$125,000	$110,000

NOTE 4.  INVENTORIES

Inventories consisted of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Raw material and component parts	$2,168,761	$4,272,304
Work-in-process	217,264	88,635
Finished goods	4,844,446	6,460,924
Subtotal	7,230,471	10,821,863
Reserve for excess and obsolete inventory	(547,182)	(733,578)

Total	$6,683,289	$10,088,285

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $339,981 and $872,369 as of December 31, 2011 and December 31, 2010, respectively.

NOTE 5.  FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2011 and December 31, 2010:

	Estimated Useful Life	December 31, 2011	December 31, 2010
Office furniture, fixtures and equipment	3-10 years	$1,753,859	$1,662,397
Warehouse and production equipment	3-5 years	1,367,342	1,356,773
Demonstration and tradeshow equipment	2-5 years	778,800	178,437
Leasehold improvements	2-5 years	88,196	80,167
Website development	3 years	11,178	11,178
Other equipment	3 years	74,338	63,420

Total cost		4,073,713	3,352,372
Less: accumulated depreciation and amortization		(3,212,827)	(2,307,244)

Net furniture, fixtures and equipment		$860,886	$1,045,128

Depreciation and amortization of furniture fixtures and equipment aggregated $854,783 and $714,370 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$255,000	$230,536	$24,464	$255,000	$163,869	$91,131
Patents and Trademarks	5,467	1,685	3,782	—	—	—

Unamortized intangible assets:
Patents and trademarks pending	198,556	—	198,556	202,446	—	202,446

Total	$459,023	$232,221	$226,802	$457,446	$163,869	$293,577

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities.  If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2011 and 2010 was $96,898 and $85,000, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2012	$26,272
2013	1,822
2014	152
2015	—
2016 and thereafter	—

$28,246

NOTE 7.  SUBORDINATED NOTES PAYABLE AND BANK LINE OF CREDIT

	December 31, 2011	December 31, 2010
Subordinated notes payable, at par	$2,500,000	$—
Unamortized discount	(142,711)	—
Bank line of credit	—	1,500,000

Total notes payable	2,357,289	1,500,000
Less: Current Maturities of long-term debt	—	(1,500,000)

Subordinated notes payable, long-term	$2,357,289	$—

During the year ended December 31, 2011, the Company, in two separate transactions, borrowed an aggregate of $2.5 million under two unsecured notes payable to a private, third-party lender.  The loans were funded in May and November 2011 and both are represented by promissory notes (the "Notes") that bear interest at the rate of 8% per annum and are payable interest only on a monthly basis.  The maturity date of the original Note in the principal amount of $1,500,000 was extended from May 30, 2012 to May 30, 2013 in conjunction with the issuance of the second Note during November 2011. Both Notes are due and payable in full on May 30, 2013 and may be prepaid without penalty at any time.  The Notes are subordinated to all existing and future senior indebtedness, as such term is defined in the Notes.

The Company used a portion of the Notes proceeds to pay the outstanding borrowings under its line of credit with a bank and such bank line of credit has been retired as of December 31, 2011.  The remaining proceeds were used for  working capital purposes.

The Company granted the lender warrants (the "Warrants") exercisable to purchase a total of 450,000 shares of its common stock at an exercise price of $1.00 per share (as modified) until November 30, 2013.  The exercise price  on the 300,000 warrants issued pursuant to the first Note was modified from $1.50 per share to $1.00 per share in consideration for the modification of the first Note’s maturity date. The Company paid fees totaling $147,500 to an unaffiliated entity and issued warrants exercisable to purchase 110,000 shares of its Common Stock on the same terms and conditions as the Warrants for its services relating to the transactions, including the modification of the warrants issued pursuant to the first Note.

The Company allocated $236,726 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date fair value of the Warrant for 450,000 common shares issued  to the lender and the warrant for 110,000 shares issued to the unaffiliated third party who arranged the transactions.  In addition, the cash fees paid to the unaffiliated third party totaling $147,500 is included in the discount on the Notes.  The discount is amortized to interest expense ratably over the modified terms of the Notes and totaled $110,425 for the year ended December 31, 2011.

The modification of the original Note that occurred during November 2011 was treated as an early extinguishment of the debt.  Accordingly, the remaining unamortized discount as of the date of modification ($131,093) was charged off and reflected as a loss on extinguishment of debt in the Statement of Operations.

NOTE 8 .  ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Accrued warranty expense	$211,421	$228,233
Accrued sales commissions	64,782	51,596
Accrued payroll and related fringes	305,328	360,713
Accrued insurance	61,355	—
Employee separation agreement	3,366	—
Other	187,008	87,937

	$833,260	$728,479

Accrued warranty expense was comprised of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning balance	$228,233	$277,137
Provision for warranty expense	432,456	135,906
Charges applied to warranty reserve	(449,268)	(184,810)

Ending balance	$211,421	$228,233

NOTE 9.  INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current taxes:
Federal	$—	$—
State	—	(20,000)

Total current taxes	—	(20,000)
Deferred tax (provision) benefit	—	(2,730,000)
Income tax (provision) benefit	$—	$(2,750,000)

Total income tax (provision) benefit allocation:
Loss from operations	$—	$(2,750,000)
Stockholders’ equity, for compensation expense for financial reporting purposes in excess of amounts recognized for tax reporting purposes	—	(125,000)

	$—	$(2,855,000)

The Company received total consideration of $-0- and $845,890 during the years ended December 31, 2011 and 2010, respectively, from the exercise of stock purchase options and warrants.  The Company realized an aggregate tax deduction approximating $-0- and $329,737 relative to the exercise of such stock options during the year ended December 31, 2011 and 2010, respectively.  The related deficiency in tax benefits aggregated $125,000 for the year ended December 31, 2010, which has been allocated directly to additional paid in capital.

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2011 and 2010 to the Company’s effective tax rate is as follows:

	2011	2010
U.S. Statutory tax rate	34.0%	34.0%
State taxes, net of Federal benefit	2.7%	3.4%
State tax credits	2.3%	5.5%
Federal Research and development tax credits	4.9%	6.3%
Stock based compensation	(11.1)%	(2.6)%
Change in valuation reserve on deferred tax assets	(36.5)%	(120.4)%
Other, net	3.7%	(4.7)%
Income tax (provision) benefit	(0.0)%	(78.5)%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Stock-based compensation	$1,285,000	$1,555,000
Start-up costs	165,000	165,000
Inventory reserves	200,000	270,000
Uniform capitalization of inventory costs	5,000	20,000
Allowance for doubtful accounts receivable	45,000	40,000
Other reserves	10,000	140,000
Accrued expenses	140,000	135,000
Net operating loss carryforward	2,570,000	1,075,000
Research and development tax credit carryforward	1,010,000	815,000
Alternative minimum tax credit carryforward	90,000	90,000
State jobs credit carryforward	245,000	100,000
State research and development credit carryforward	195,000	145,000
Other	—	5,000
Total deferred tax assets	5,960,000	4,555,000
Valuation reserve	(5,830,000)	(4,385,000)

Net deferred tax assets	130,000	170,000
Deferred tax liabilities:
Domestic international sales company	(105,000)	(100,000)
State taxes	(10,000)	—
Equipment depreciation	(15,000)	(70,000)

Net deferred tax assets (liability)	$—	$—

Net deferred tax asset (liability) are classified in our consolidated balance sheets as follows:
Current	$—	$—
Non-current	$—	$—

The valuation allowance on deferred tax assets totaled $5,830,000 and $4,385,000 as of December 31, 2011 and December 31, 2010, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2010, we had recorded a valuation allowance of $4,385,000 based on our assessment of the realizability of our deferred tax assets at that date

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2010 and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economic recession showed improvement in the second half of 2010 but the impact to state and local budgets are still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in 2010 that placed us in a three year cumulative loss position at December 31, 2010. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $4,385,000 to fully reserve our deferred tax assets at December 31, 2010.  During 2011, we continued to incur operating losses which provides a basis to continue to fully reserve our deferred tax assets as of December 31, 2011.  Therefore, the valuation reserve has been increased to $5,830,000 as of December 31, 2011 which provides a full reserve on all deferred tax assets.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At December 31, 2011, the Company had available approximately $7,040,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2031.  In addition, the Company had research and development tax credit carryforwards totaling $1,010,000 available as of December 31, 2011, which expire between 2023 and 2031.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2031, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The effective tax rate for the year ended December 31, 2011 varied from the expected statutory rate due to the Company determining during 2010 to provide a 100% valuation allowance on net deferred tax assets.  The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2011 because of the current year operating losses.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the years ended December 31, 2011 and 2010 was $383,530 and $407,070, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2012	$279,703
2013	—
2014	—
2015	—
2016 and thereafter	—

$279,703

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $34,905 and $19,909 for the years ended December 31, 2011 and 2010, respectively.

Following is a summary of the Company’s licenses as of December 31, 2011:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

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

Supply and distribution agreement.  The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% of the original commitment.  The Company agreed to release its world wide right to exclusively market the product to the law enforcement  community in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
August 2010 through February 2012	$1,763,000	$1,510,741	$252,259
March 2012 through February 2013	846,240	—	846,240
March 2012 through February 2014	846,240	—	846,240

	$3,455,480	$1,510,741	$1,944,739

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company holds approximately $870,000 of such products in finished goods inventory as of December 31, 2011.

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

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contracts and therefore it had been damaged for loss of profits and related damages.  The Company’s insurance carrier has settled a portion of the counterclaims under its director and officer liability insurance policy.  The counterclaims that remain after consideration of the settlement by the insurance carrier continue in controversy. Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions have not yet been ruled upon and no trial date has been set.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686. The Company is pursuing collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  The Company has filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred. Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions have not yet been ruled upon and no trial date has been set.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $121,745 and $158,225 for the years ended December 31, 2011 and 2010, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the year ended December 31, 2011.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to December 31, 2011.

Standby Letters of Credit.  The Company is contingently liable as of December 31, 2011 for standby letters of credit issued by a bank for an aggregate amount of $211,421 to certain customers as security if the Company does not honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

Non-Compliance with Nasdaq listing requirements.  On September 13, 2011 we received a notice from The Nasdaq Stock Market stating that the closing bid price of our common stock for the prior 30 consecutive business days had been below $1.00 per share and therefore we were not in compliance with Marketplace Rule 5550(a)(2).  We had 180 calendar days, or until March 12, 2012, to regain compliance with the minimum bid requirement under the first notice, but were unable to do so.  On March 13, 2012, The Nasdaq Stock Market advised us that it had determined that we are eligible for an additional 180 day calendar period to regain compliance with the minimum bid requirement for continued listing on it.  Accordingly, to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 12, 2012 in accordance with Marketplace Rule 5810(c)(3)(A). If we fail to achieve compliance within such period our common stock could be de-listed and we would most likely be traded on the OTC Bulletin Board.  Such event could have an adverse impact on the liquidity of our trading market and price of our common stock, among other items.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $839,232 and $1,755,720 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company has adopted five separate stock-based option plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of share options to its employees, non-employee directors and others for up to a total of 7,000,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company registered 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan with the SEC and intends to register the shares issuable under the 2011 Plan with the SEC in the near future.  A total of 1,544,754 options remain available for grant under the various Plans as of December 31, 2011.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 20,000 options are fully vested and remain outstanding as of December 31, 2011.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2011 are reflected in the following table:

2011
Expected term of the options in years	0-5 years
Expected volatility of Company stock	67% - 70%
Expected dividends	None
Risk-free interest rate	0.11% - 1.98%
Forfeiture rate	5% - 10%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,001,726	$2.83
Granted	1,046,000	1.33
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(1,002,421)	2.25

Outstanding at December 31, 2011	4,045,305	$2.59

Exercisable at December 31, 2011	2,295,855	$2.73

Weighted-average fair value for options granted during the period at fair value	1,046,000	$0.62

The Company’s 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan and 2011 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the year ended December 31, 2011.

At December 31, 2011, the aggregate intrinsic value of options outstanding was approximately $-0-, the aggregate intrinsic value of options exercisable was approximately $-0-, and there were no options exercised during the year ended December 31, 2011. The aggregate intrinsic value of options exercised was $549,437 and the weighted average fair value of options granted per share was $1.03 for the year ended December 31, 2010.

As of December 31, 2011, the unamortized portion of stock compensation expense on all existing stock options was $640,931, which will be recognized over the next forty-eight months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2011:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $0.99	398,500	9.8 years	—	—
$1.00 to $1.99	2,416,205	6.1 years	1,510,355	4.6 years
$2.00 to $2.99	96,000	7.2 years	34,500	6.8 years
$3.00 to $3.99	169,600	6.8 years	66,000	5.7 years
$4.00 to $4.99	235,000	5.8 years	235,000	5.8 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	700,000	6.0 years	420,000	6.0 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	4.7 years	30,000	4.7 years
$9.00 to $9.99	—	—	—	—

	4,045,305	6.5 years	2,295,855	5.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2011 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2011	205,894	$2.83
Granted	10,000	1.42
Vested	(193,394)	(2.84)
Forfeited	—	—
Nonvested balance, December 31, 2011	22,500	$2.09

    During the year ended December 31, 2011, the Company granted 10,000 shares of restricted stock to a non-employee director pursuant to the 2007 restricted stock agreement.  Restricted stock grants totaling 5,000 during 2011 fully vested on May 1, 2011 with the remaining 5,000 restricted shares to vest on May 1, 2012. Restricted stock grants made during 2009 will vest 7,500 shares on June 18, 2012 and 10,000 shares on June 18, 2013.  The Company estimated the fair market value of these restricted stock grants at $14,200 based on the closing market price on the date of grant. As of December 31, 2011, there were $14,228 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 18 months in accordance with the graduated vesting scale.

NOTE 12. COMMON STOCK PURCHASE WARRANTS

During the year ended December 31, 2011 the Company issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 7).  The Warrants are immediately exercisable and allow the holders to purchase up to 560,000 shares of common stock at $1.00 per share after modification.  The Warrants expire on November 30, 2013, allow for cashless exercise, however the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months
Expected volatility of Company stock	66% - 68%
Expected dividends	None
Risk-free interest rate	0.25% - 0.62%
Forfeiture rate	0%

A summary of all Warrant activity for the year ended December 31, 2011 is as follows:

	Warrants	Weighted average exercise price
Nonvested balance, January 1, 2011	—	—
Granted	560,000	$1.00
Vested	(560,000)	$(1.00)
Forfeited	—	—

Nonvested balance, December 31, 2011	—	—

	Warrants	Weighted average exercise price
Vested balance, January 1, 2011	—	—
Vested	560,000	$1.00
Exercised	—	—
Forfeited	—	—

Vested balance, December 31, 2011	560,000	$1.00

The weighted average grant date fair value of the 560,000 Warrants granted during the year ended December 31, 2011 aggregated $207,836, which is amortized ratably to interest expense over the term of the Notes.  During 2011, the Company reached an agreement with the holder to modify the exercise price on 375,000 warrants from $1.50 to $1.00 in consideration for the extension of the maturity date of the first promissory note to May 31, 2013 (See Note 7).   The increased value of the 375,000 warrants outstanding and subject to the modification totaled $36,975 and has been included in the discount on the original Note and will be amortized over the modified term of such  Note.

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Numerator for basic and diluted income per share – Net loss	$(3,962,246)	$(6,544,525)

Denominator for basic loss per share – weighted average shares outstanding	16,151,834	16,315,026
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,151,834	16,315,026

Net loss per share:
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  All outstanding stock options to purchase common stock were considered antidilutive, as a result of their exercise price being out of the money and the net loss incurred for the respective periods and, therefore, not included in the computation of diluted loss per share.