Form 10-Q
period 2012-03-29
DIGITAL ALLY INC
filed 2012-05-11
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2012
Common Stock, $0.001 par value	16,154,073

FORM 10-Q
DIGITAL ALLY, INC.
MARCH 31, 2012
(Unaudited)

TABLE OF CONTENTS		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011(Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4T.	Controls and Procedures.	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information.	47

Item 6.	Exhibits.	47

SIGNATURES		48

EXHIBITS		49

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.
DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,789,450	$2,270,393
Accounts receivable-trade, less allowance for doubtful accounts of $125,000 – 2012 and $125,000 – 2011	2,170,909	2,853,049
Accounts receivable-other	86,689	104,318
Inventories	7,187,353	6,683,289
Prepaid expenses	253,348	302,318
Total current assets	11,487,749	12,213,367
Furniture, fixtures and equipment	4,142,222	4,073,713
Less accumulated depreciation and amortization	3,365,107	3,212,827
	777,115	860,886
Intangible assets, net	212,736	226,802
Other assets	89,671	97,854
Total assets	$12,567,271	$13,398,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,003,471	$847,036
Accrued expenses	551,111	833,260
Income taxes payable	4,046	21,046
Customer deposits	1,878	31,899

Total current liabilities	1,560,506	1,733,241

Subordinated notes payable-long-term, net of discount of $117,526 and $142,711	2,382,474	2,357,289

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; shares issued: 16,662,218 – 2012 and 16,662,218 – 2011	16,662	16,662
Additional paid in capital	22,846,156	22,725,515
Treasury stock, at cost (shares: 508,145 – 2012 and 508,145 - 2011)	(2,157,226)	(2,157,226)
Accumulated deficit	(12,081,301)	(11,276,572)

Total stockholders’ equity	8,624,291	9,308,379

Total liabilities and stockholders’ equity	$12,567,271	$13,398,909

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months ended March 31,
	2012	2011

Product revenue	$3,588,553	$4,570,574
Other revenue	193,903	159,119

Total revenue	3,782,456	4,729,693
Cost of revenue	1,785,839	2,752,920

Gross profit	1,996,617	1,976,773
Selling, general and administrative expenses:
Research and development expense	602,903	708,769
Selling, advertising and promotional expense	581,661	470,680
Stock-based compensation expense	120,641	227,788
General and administrative expense	1,423,592	1,700,205

Total selling, general and administrative expenses	2,728,797	3,107,442

Operating loss	(732,180)	(1,130,669)

Interest income	2,636	4,005
Interest expense	(75,185)	(20,625)

Loss before income tax expense	(804,729)	(1,147,289)
Income tax expense	—	—

Net loss	$(804,729)	$(1,147,289)

Net loss per share information:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic	16,154,073	16,149,079
Diluted	16,154,073	16,149,079

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total

Balance, January 1, 2012	16,662,218	$16,662	$22,725,515	$(2,157,226)	$(11,276,572)	$9,308,379

Stock-based compensation	—	—	120,641	—	—	120,641

Net loss	—	—	—	—	(804,729)	(804,729)

Balance, March 31, 2012	16,662,218	$16,662	$22,846,156	$(2,157,226)	$(12,081,301)	$8,624,291

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(804,729)	$(1,147,289)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	194,231	207,265
Stock based compensation	120,641	227,788
Provision for inventory obsolescence	1,710	152,283

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	682,140	429,647
Accounts receivable - other	17,629	(1,035)
Inventories	(508,474)	919,000
Prepaid expenses	48,970	85,826
Other assets	8,183	(7,792)
Increase (decrease) in:
Accounts payable	156,435	(1,220,441)
Accrued expenses	(282,149)	143,223
Income taxes payable	(17,000)	(9,750)
Customer deposits	(30,021)	(764)

Net cash used in operating activities	(412,434)	(222,039)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(68,509)	(89,368)
Additions to intangible assets	—	(2,430)

Net cash used in investing activities	(68,509)	(91,798)

Cash Flows from Financing Activities:

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(480,943)	(313,837)
Cash and cash equivalents, beginning of period	2,270,393	623,475

Cash and cash equivalents, end of period	$1,789,450	$309,638

Supplemental disclosures of cash flow information:
Cash payments for interest	$50,000	$20,625

Cash payments for income taxes	$17,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Transfer of demonstration equipment from inventory to equipment	$—	$510,931

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body; a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations; and a hand-held laser speed detection device and hand-held thermal imaging camera that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Fair Value of Financial Instruments:

The fair value of cash and cash equivalents approximates carrying value.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

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

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●
Sales to domestic and international customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through commissioned third-party sales agents or employee sales personnel.  Revenue is recorded when the product is shipped to the end customer.

●
Sales to domestic and international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price.  The distributor retains the margin as its compensation for its role in the transaction.  The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●
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

Sales returns and allowances aggregated $51,301 and $205,244 for the three months ended March 31, 2012 and 2011, respectively.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  These measurements would be level 3 fair value measurements.  As of March 31, 2012 and December 31, 2011, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $14,100 and $24,528 for the three months ended March 31, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $107,892 and $60,857 for the three months ended March 31, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2012 and 2011.  There have been no penalties in 2012 and 2011.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of speed detection and digital audio and video recording devices.  For the three months ended March 31, 2012 and 2011, sales by geographic area were as follows:

	Three months ended March 31,
	2012	2011
Sales by geographic area:
United States of America	$3,624,031	$4,281,021
Foreign	158,415	448,672
	$3,782,446	$4,729,693

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

Accounting Developments:

In May 2011, the FASB issued an update to the authoritative guidance, which establishes the common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). The Company adopted this guidance effective January 1, 2012. The adoption of this guideline did not have a material effect on the Company’s financial statements.

NOTE 2.    BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

NOTE 3.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $125,000 as of March 31, 2012 and December 31, 2011, respectively.

The Company sells primarily through a network of unaffiliated international distributors for foreign sales and employee sales personnel and independent sales agents for domestic sales.  Two distributor/agent’s individually exceeded 10% and represented $1,049,470, or 28% of total revenues, for the three months ended March 31, 2012.  No customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2012.   One distributor/agent individually exceeded 10% and in the aggregate represented $996,566, or 21% of total revenues, for the three months ended March 31, 2011.  One individual customer receivable balance totaled $759,337 (17%) as of March 31, 2011, which represented the only individual customer balance that exceeded 10% of total accounts receivable as of March 31, 2011. Following is a summary of distributor/agents identified which individually exceeded 10% of total revenues for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
Distributor/Agent	2012	2011
Number 1	$628,950	$996,566
Number 2	$420,520	$323,986

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

NOTE 4.   INVENTORIES

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw material and component parts	$2,109,027	$2,168,761
Work-in-process	280,685	217,264
Finished goods	5,346,533	4,844,446

Subtotal	7,736,245	7,230,471
Reserve for excess and obsolete inventory	(548,892)	(547,182)

Total	$7,187,353	$6,683,289

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $363,739 and $339,981 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 5.    SUBORDINATED NOTES PAYABLE

	March 31, 2012	December 31, 2011
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(117,526)	(142,711)

Total notes payable	2,382,474	2,357,289
Less: Current Maturities of long-term debt	—	—

Subordinated notes payable, long-term	$2,382,474	$2,357,289

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

The Company granted the lender warrants (the "Warrants") exercisable to purchase a total of 450,000 shares of its common stock at an exercise price of $1.00 per share (as modified) until November 30, 2013.  The exercise price for the Warrants exercisable to purchase 300,000 shares issued with the first Note was modified from $1.50 per share to $1.00 per share in consideration for the modification of the first Note’s maturity date.  The Company paid fees totaling $147,500 to an unaffiliated entity and issued warrants exercisable to purchase 110,000 shares of its Common Stock on the same terms and conditions as the Warrants for its services relating to the transactions, including the modification of the warrants issued pursuant to the first Note.

The Company allocated $236,726 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date fair value of the Warrant for 450,000 common shares issued  to the lender and the warrant for 110,000 shares issued to the unaffiliated third party who arranged the transactions.  In addition, the cash fees paid to the unaffiliated third party totaling $147,500 is included in the discount on the Notes.  The discount is amortized to interest expense ratably over the modified terms of the Notes and totaled $25,184 for the three months ended March 31, 2012.

The modification of the original Note that occurred during November 2011 was treated as an early extinguishment of the debt.  Accordingly, the remaining unamortized discount as of the date of modification $131,093 was charged off and reflected as a loss on extinguishment of debt in the Consolidated Statement of Operations in 2011.

NOTE 6.    ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accrued warranty expense	$193,768	$211,421
Accrued sales commissions	44,924	64,782
Accrued payroll and related fringes	189,322	305,328
Accrued insurance	8,717	61,355
Employee separation agreement	—	3,366
Other	114,380	187,008
	$551,111	$833,260

Accrued warranty expense was comprised of the following for the three months ended March 31, 2012:

2012
Beginning balance	$211,421
Provision for warranty expense	38,461
Charges applied to warranty reserve	(56,114)
Ending balance	$193,768

NOTE 7.    INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 and 2011 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets.  The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of March 31, 2012 because of the operating losses incurred.

The valuation allowance on deferred tax assets totaled $6,115,000 and $5,830,000 as of March 31, 2012 and December 31, 2011, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2011 and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed improvement in the second half of 2011 but the impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in 2012 that kept us in a three-year cumulative loss position at March 31, 2012. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased by $285,000 to continue to fully reserve our deferred tax assets at March 31, 2012.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At March 31, 2012, the Company had available approximately $7,625,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2032.  In addition, the Company had research and development tax credit carryforwards approximating $1,060,000 available as of March 31, 2012, which expire between 2023 and 2032.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2024 and 2032, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

NOTE 8.    COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense for the three months ended March 31, 2012 and 2011 was $87,365 and $104,020, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:
2012 (period from April 1, 2012 to December 31, 2012)	$191,797
2013	—
2014	—
2015	—
2016 and thereafter	—
$191,797

License agreements.  The Company has several license agreements under which it has been assigned the rights to certain materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $8,281 and $5,283 for the three months ended March 31, 2012 and 2011, respectively.

Following is a summary of the Company’s licenses as of March 31, 2012:

License Type	Effective Date	Expiration Date	Terms
R4Production software license agreement	April 2005	April 2012	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2012	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

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

Supply and distribution agreement.  The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52%  compared to the original commitment.  The Company agreed to release its world wide right to exclusively market the product to the law enforcement  community in exchange for the reduction in the purchase commitment.

 After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.  The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$111,734	$734,506
March 2013 through February 2014	846,240	—	846,240
	$1,692,480	$111,734	$1,580,746

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company held approximately $1,160,000 of such products in finished goods inventory at March 31, 2012.

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

On June 8, 2009, the Company filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, the Company has asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  The Company paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied the Company’s claims and has filed counterclaims that allege the Company did not have the right to terminate the contracts and therefore it had been damaged for loss of profits and related damages.  The Company’s insurance carrier has settled a portion of the counterclaims under its director and officer liability insurance policy.  The counterclaims that remain after consideration of the settlement by the insurance carrier continue in controversy. Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions were denied by the court and the trial date has been set for June 2012.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686. The Company is pursuing collection from the bankruptcy estate and applicable insurance policies.  Management believes that the ultimate collection of any award of damages over and above the $72,000 in unpaid invoices is uncertain at this time because of the current financial status of the supplier in the pending bankruptcy proceedings and the uncertainty of insurance coverage.  The Company has filed a garnishment claim against all insurance proceeds from policies issued and in force covering the contract manufacturer when these actions occurred. Discovery and depositions by both parties have been concluded and both parties filed summary judgment motions. These summary judgment motions were denied by the court and the trial date has been set for June 2012.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

 401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $28,108 and $38,182 for the three months ended March 31, 2012 and 2011, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the three months ended March 31, 2012.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to March 31, 2012.

Standby Letters of Credit.  The Company is contingently liable as of March 31, 2012 for standby letters of credit issued by a bank for an aggregate amount of $211,421 to certain customers as security if the Company is unable to honor its contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and the Company has never had a beneficiary demand funding related to such standby letters of credit.

           Non-Compliance with Nasdaq listing requirements.  On September 13, 2011 the Company received a notice from The Nasdaq Stock Market stating that the closing bid price of its common stock for the prior 30 consecutive business days had been below $1.00 per share and therefore the Company was not in compliance with Marketplace Rule 5550(a) (2).  The Company had 180 calendar days, or until March 12, 2012, to regain compliance with the minimum bid requirement under the first notice, but was unable to do so.  On March 13, 2012, The Nasdaq Stock Market advised the Company that it had determined that it was eligible for an additional 180 day calendar period to regain compliance with the minimum bid requirement for continued listing.  Accordingly, to regain compliance, the closing bid price of the Company's common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 12, 2012 in accordance with
Marketplace Rule 5810(c)(3)(A). If the Company fails to achieve compliance within such period its common stock could be de-listed and it would most likely be traded on the OTC Bulletin Board.  Such event could have an adverse impact on the liquidity of the Company's trading market and price of its common stock, among other items.

NOTE 9.    STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $120,641 and $227,788 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company has adopted five separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 7,000,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  In July 2008, the Company registered 6,500,000 shares of common stock that are issuable under its 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan with the SEC and registered the 500,000 shares issuable under the 2011 Plan during March 2012.  A total of 945,754 options remain available for grant under the various Plans as of March 31, 2012.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 20,000 options are fully vested and remain outstanding as of March 31, 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the three months ended March 31, 2012 are reflected in the following table:

2012

Expected term of the options in years	2-3 years

Expected volatility of Company stock	66%

Expected dividends	None

Risk-free interest rate	0.24% - 0.34

Forfeiture rate	5%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	4,045,305	$2.59
Granted	360,000	0.60
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(85,000)	0.89
Outstanding at March 31, 2012	4,320,305	$2.46
Exercisable at March 31, 2012	2,666,855	$3.12
Weighted-average fair value for options granted during the period at fair value	360,000	$0.23

The Company’s 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan and 2011 Plan allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the three months ended March 31, 2012.

At March 31, 2012, the aggregate intrinsic value of options outstanding was approximately $61,200, the aggregate intrinsic value of options exercisable was approximately $-0-, and there were no options exercised during the three months ended March 31, 2012.

As of March 31, 2012, the unamortized portion of stock compensation expense on all existing stock options was $597,688, which will be recognized over the next forty-five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2012:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $0.99	681,000	9.7 years	—	—
$1.00 to $1.99	2,408,705	5.8 years	1,599,355	4.5 years
$2.00 to $2.99	96,000	7.0 years	36,500	6.6 years
$3.00 to $3.99	169,600	6.6 years	66,000	5.4 years
$4.00 to $4.99	235,000	5.6 years	235,000	5.6 years
$5.00 to $5.99	—	—	—	—
$6.00 to $6.99	700,000	5.8 years	700,000	5.8 years
$7.00 to $7.99	—	—	—	—
$8.00 to $8.99	30,000	4.4 years	30,000	4.4 years
$9.00 to $9.99	—	—	—	—
	4,320,305	6.5 years	2,666,855	5.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2012 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2012	22,500	$2.09
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested balance, March 31 2012	22,500	$2.09

Restricted stock grants totaling 5,000 shares fully vest on May 1, 2012, 7,500 shares vest on June 18, 2012 and 10,000 shares on June 18, 2013.  The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant.  As of March 31, 2012, there were $9,804 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 15 months in accordance with the graduated vesting scale.

NOTE 12.   COMMON STOCK PURCHASE WARRANTS

During the year ended December 31, 2011 the Company issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 7).  The Warrants are immediately exercisable and allow the holders to purchase up to 560,000 shares of common stock at $1.00 per share after modification.  The Warrants expire on November 30, 2013, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months

Expected volatility of Company stock	66% - 68%

Expected dividends	None

Risk-free interest rate	0.25% - 0.62%

Forfeiture rate	0%

A summary of all Warrant activity for the three months ended March 31, 2012 is as follows:

	Warrants	Weighted average exercise price
Vested balance, January 1, 2012	560,000	$1.00
Vested	—	—
Exercised	—	—
Forfeited	—	—
Vested balance, March 31, 2012	560,000	$1.00

The weighted average grant date fair value of the Warrants to purchase 560,000 shares granted during the year ended December 31, 2011 aggregated $207,836, which is amortized ratably to interest expense over the term of the Notes.

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011

Numerator for basic and diluted income per share – Net loss	$(804,729)	$(1,147,289)

Denominator for basic loss per share – weighted average shares outstanding	16,154,073	16,149,079
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,154,073	16,149,079

Net loss per share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  All outstanding stock options to purchase common stock were considered antidilutive, as a result of the net loss incurred for the respective periods and, therefore, not included in the computation of diluted loss per share.  Approximately 360,000 of such outstanding options were in the money as of March 31, 2012, but excluded from the computation of diluted loss per share due to the net loss incurred during the three months ended March 31, 2012.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses from fiscal 2009 through the first quarter of 2012; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250 and DVM-100, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our DVM-250 for the commercial fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales during 2012; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404, as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our ability to remain listed on the Nasdaq Capital Market; (33) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (34) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions for our customers’ requests.  We began shipping our flagship digital video mirror product in March 2006.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products, including lower priced, in-car video mirrors (the DVM-100 and DVM-400), speed detection (Laser Ally), and body-worn camera (FirstVU) products designed for law enforcement usage. Furthermore, we have launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets and expand our customer base beyond the traditional law enforcement agencies.  We have additional research and development projects that we anticipate will result in several new product launches during the balance of 2012.  We believe that the launch of these new products will help to diversify and increase our product offerings and anticipate that such new products will result in increased revenues in the future.

We experienced a negative trend in our operating results in 2012 and 2011 and have reported operating losses during each of the previous nine fiscal quarters.  The following is a summary of our recent operating results on a quarterly basis:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$3,782,456	$4,286,314	$5,817,893	$4,743,253	$4,729,693
Gross profit	1,996,617	1,841,104	2,989,496	1,964,557	1,976,773
Gross profit margin percentage	52.8%	43.0%	51.4%	41.4%	41.8%
Total selling, general and administrative expenses	2,728,797	3,143,348	3,081,936	3,064,005	3,107,442
Operating loss	(732,180)	(1,302,244)	(92,440)	(1,099,448)	(1,130,669)
Operating margin percentage	(19.4%)	(30.4%)	(1.6%)	(23.2%)	(23.9%)
Net loss	$(804,729)	$(1,517,136)	$(162,918)	$(1,134,903)	$(1,147,289)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders particularly from international customers and our new products, such as the DVM-100, DVM-400 and DVM-250.  We incurred an operating loss during first quarter 2012 of $732,180 on revenues of $3,782,456 compared to an operating loss of $1,302,244 on total revenues of $4,286,314 during fourth quarter 2011. Our revenues in the first quarter 2012 were lower than any of the previous four quarters during 2011; however, our operating loss improved to $732,180 for the first quarter 2012 compared to $1,302,244 during the fourth quarter 2011. The improved operating loss during the first quarter 2012 compared to fourth quarter 2011 is attributable to a higher gross margin percentage and an overall reduction in selling, general and administrative (“SG&A”) expenses. Our gross margin percentage in first quarter 2012 improved to 52.8% compared to 43.0% in fourth quarter 2011, 51.4% in third quarter 2011, 41.4% in the second quarter 2011 and 41.8% in first quarter 2011 as we experienced lower component costs resulting from our supplier cost reduction initiative begun in 2011.  Our selling, general and administrative expenses decreased in the first quarter 2012 compared to each quarter in 2011 as we continued our cost containment initiative started at the end of 2010. Our improved gross margin and SG&A expenses in the first quarter 2012 lowered our operating losses, but did not permit us to cover all of our operating expenses. Our international revenues during first quarter 2012 decreased as we shipped international orders totaling $158,415 in the first quarter 2012, compared to $448,672 during the first quarter 2011.

We expect to continue to experience significant fluctuations in revenues for the balance of 2012 and beyond due to the timing of larger orders, particularly from international customers.  For the balance of 2012, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our SG&A cost reduction and containment measures.  We plan, however, to continue to invest in research, development and our sales and marketing resources on a prudent basis.  There have been a number of factors and trends affecting our recent performance, which include:

●
We had lower revenues during first quarter 2012 due, in part, to the challenging economy, which continues to negatively impact state, county and municipal budgets upon which our law enforcement customers are dependent.  We expect that the current economic climate will continue to depress certain state and local tax bases, and may continue to make 2012 a challenging business environment.

●
We have been reorganizing our domestic sales force and organization for our law enforcement channel since late 2011. Traditionally, we have emphasized the usage of third party sales agents to market our law enforcement products domestically.  We believe that type of sales force was effective and efficient for us when we initially entered the market with a new product.  We are now changing principally to an employee-based direct sales force that provides us with more control and monitoring of our sales force and their daily activities, with the exception of a few independent sales agents who have traditionally been our best producers and whom we are retaining.  We believe this new employee-based model, including the replacement of many sales agents, will encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results.  We also believe that a portion of the revenue decrease experienced in 2011 and 2012 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We believe that our reorganization has addressed these concerns.  We also believe the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel who replaced underperforming sales agents and personnel in certain existing territories  caused temporary disruptions and contributed to the lower revenues we experienced in first quarter 2012 compared to 2011.

●
Our gross profit on sales increased to 52.8% during first quarter 2012, reversing the negative trend we experienced in fourth quarter 2011 when our gross profit was 43.0%. Our gross profit was 51.4% in third quarter 2011, 41.4% in second quarter 2011 and 41.8% in first quarter 2011.  The first quarter 2012 gross margin improvement was attributable to the results of our supply chain improvement plan as we began producing and shipping both DVM-500 plus and DVM-750 units containing the lower cost components, which favorably impacted our gross margin during first quarter 2012.  During 2011, we implemented our supply chain plan to improve gross margins through better outsourcing of our component parts in the future, including from foreign sources, which allowed us to reduce our production overhead costs through headcount and other cost reductions. In fourth quarter 2011, we implemented a printed circuit board revision that resulted in the replacement of all older version boards in our DVM-750 inventory.  The cost of the labor, overhead and material to accomplish this replacement of boards was charged to cost of sales during fourth quarter 2011 and resulted in a significant decrease in our gross margin percentage.  Our goal is to continue to improve margins during the balance of 2012 through our supply chain initiative, reduced manufacturing overhead, increases in sales volume and improved product mix.  We continue to focus on reducing the costs of our products through changes to our supply chain, whereby we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternatives suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and expect it to have a negative impact on our gross margins to some degree during the balance of 2012.

●
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions, in order to preserve their currently available funding and budgets. Many of the existing Federal funding programs require matching funds from the local agencies that continues to be difficult, given the budget restrictions faced by many agencies.  We cannot predict whether such funding on a matching basis will have a positive impact on our revenues in the future.

●
Our international revenues decreased to $158,415 (4.2% of total revenues) during first quarter 2012, compared to $448,672 (9.5% of total revenues) during first quarter 2011. International revenues are less than our expectations.  We experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100 and DVM-250. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

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

●
We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the Laser Ally speed detection system in third quarter 2010, the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500 Plus and DVM-750 revenues.  In addition, the DVM-250 event recorder is designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.

●
Our recent operating losses caused deterioration in our cash and liquidity in 2012 and 2011.  We borrowed $2,500,000 under two unsecured subordinated notes payable to a private, third party lender. The notes are due and payable in full on May 30, 2013 and may be prepaid without penalty at any time. We utilized the proceeds to retire our bank line of credit and provide cash for operations.  We had no institutional credit lines available to provide additional working capital as of March 31, 2012.  At March 31, 2012, we had available cash balances of $1,789,000 and approximately $9.9 million of working capital, primarily in the form of inventory and accounts receivable.

During the year ended December 31, 2011, we borrowed an aggregate of $2.5 million in two separate transactions under two unsecured notes payable to a private, third-party lender.  The loans are represented by two promissory notes (the "Notes") in the principal amounts of $1,500,000 and $1,000,000, respectively, that bear interest at the rate of 8% per annum and are payable interest-only on a monthly basis.  In November 2011, we extended the maturity date of the $1,500,000 Note from May 30, 2012 to May 30, 2013, which made both Notes due and payable in full on May 30, 2013.  They may be prepaid without penalty at any time and are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes.

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

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2012, are unable to improve liquidity through a reduction in our inventory levels in the near term and do not have other means to support our planned operating activities.

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

We were contingently liable as of March 31, 2012 for standby letters of credit issued by Enterprise Bank for an aggregate amount of $211,348 to certain customers as security if we are unable to honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012.  We have never had a beneficiary demand funding related to such standby letters of credit.

The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% compared to the original commitment.  The Company agreed to release its world wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment. After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$111,734	$734,506
March 2013 through February 2014	846,240	—	846,240
	$1,692,480	$111,734	$1,580,746

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company held approximately $1,160,000 of such products in finished goods inventory as of March 31, 2012.

For the Three Months Ended March 31, 2012 and 2011

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2012 and 2011, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2012	2011
Revenue	100%	100%
Cost of revenue	47%	58%

Gross profit	53%	42%
Selling, general and administrative expenses:
Research and development expense	16%	15%
Selling, advertising and promotional expense	15%	10%
Stock-based compensation expense	3%	5%
General and administrative expense	38%	36%

Total selling, general and administrative expenses	72%	66%

Operating loss	(19%)	(24%)
Interest income (expense)	(2%)	—%

Loss before income tax benefit	(21%)	(24%)
Income tax (provision)	—%	—%

Net loss	(21%)	(24%)
Net loss per share information:
Basic	$(0.05)	$(0.07)

Diluted	$(0.05)	$(0.07)

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$ 695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$ 1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$ 2,795
DVM-250
An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers.  We also offer the DVM-250 Plus which has additional features and retails for $1,295.
		$ 995
Thermal Ally	A hand-held thermal imaging camera that improves night vision or other low-light situations primarily designed for law enforcement customers.	$3,995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,495
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$ 695

We sell our products and services to law enforcement and commercial customers in the following manner:

●
Sales to domestic and international customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through commissioned third-party sales agents or our direct sales force employees.  Revenue is recorded when the product is shipped to the end customer.

●
Sales to domestic and international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price.  The distributor retains the margin as its compensation for its role in the transaction.  The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●
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

Revenues for the first quarter 2012 and first quarter 2011 were derived from the following sources:

	Three months ended March 31,
	2012	2011
DVM 550 Plus	57%	55%
DVM 750	15%	25%
DVM 100 & 400	4%	0%
DVM 250 & 250 Plus	2%	0%
Laser Ally	2%	1%
Repair and service	2%	1%
DVM 500	0%	2%
Accessories and other revenues	18%	16%
	100%	100%

We have experienced a change in the sales mix of our products for the three months ended March 31, 2012 compared to the three-months ended March 31, 2011. Our recently released products, including the DVM 100, the DVM 400, the DVM 250, the DVM 250 Plus, and the Laser Ally, contributed 8% of total sales for the three months ended March 31, 2012, compared to 1% for the comparable period ending March 31, 2011. Additionally, repair and service revenues doubled from 1% to 2% for the respective periods ended March 31, 2012 and March 31, 2011 as more units came off warranty, which resulted in increased charges for out-of-warranty repair work performed. We expect the sales mix will continue to transition from the DVM 550 Plus and DVM 750 to the newer products we have recently introduced.  Our efforts to penetrate the commercial fleet market with our DVM 250 and DVM 250 Plus have been hampered by production issues experienced in 2012 by our contract manufacturers.  We believe that these production issues have been resolved.

Revenues for the three months ended March 31, 2012 and 2011 were $3,782,456 and $4,729,693, respectively, a decrease of $947,237 (20%), due to the following factors:

●
We experienced a decrease in revenues due to the challenging economy that negatively impacted state, county and municipal budgets which fund our law enforcement customers.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $3,500 in first quarter 2011 to $2,300 during  first quarter 2012.  We shipped four individual orders in excess of $100,000, for a total of $566,000 in revenue, in first quarter 2012 compared to two orders individually in excess of $100,000, for total revenue of approximately $466,000, in first quarter 2011.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, DVM-250, DVM-100 and DVM-400) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased significantly as our installed base continues to come off of warranty.  These repair orders are at lower average price levels and are impacting our overall average invoice size. We are hopeful that, during the balance of 2012, we will see an easing of such budgetary constraints and that purchasing patterns will resume at their former, higher levels, although we can make no assurances in this regard. We maintained consistent retail pricing on our law enforcement mirror models during 2012 and do not plan any material changes in pricing during the balance of 2012, including the new products recently introduced.  Our newer mirror-based products include the DVM-100 and the DVM-400, which will be sold at lower retail pricing levels compared to our legacy products during 2012 due to fewer features.  We are experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

●
We have been reorganizing our domestic sales force and organization for our law enforcement channel since late 2011.  Traditionally, we have emphasized the usage of third party sales agents to market our law enforcement products domestically.  We believe that type of sales force was effective and efficient for us when we initially entered the market with a new product.  We are now changing principally to an employee-based direct sales force that provides us with more control and monitoring of our sales force and their daily activities. In addition, we have reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel from 14 at the beginning of 2012 to 19 currently, in order to better penetrate the market.  We performed extensive evaluations of all existing sales agents during late 2011 and 2012 which prompted us to undertake the complete reorganization of our domestic sales force.  During 2012, we retained two of such sales agents as independent sales agents in their previous territories because of their good performance in the past, converted three of them to employee-based direct sales personnel and replaced the remaining sales agents with new employee sales personnel.    Our objective with this new employee-based model including the replacement of many sales agents is to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results.  We believe that a portion of the revenue decrease experienced in 2011 and 2012 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We think that our reorganization has addressed these concerns.  We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories have caused temporary disruptions and contributed to the lower revenues we experienced in first quarter 2012 compared to 2011. In conjunction with the sales force reorganization, we have now identified, hired and trained eight new sales personnel in 2012 that have principally replaced underperforming sales agents.  We hope that this transition will result in the generation of increased revenues from these historically underperforming territories in the future.

●
Our international revenues decreased to $158,415 (4.2% of total revenues) during first quarter 2012, compared to $448,672 (9.5% of total revenues) during first quarter 2011.  We experienced an increase in inquiries and bid activity from international customers in late 2011; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100 and DVM-250. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2012 and 2011 was $1,785,839 and $2,752,920, respectively, a decrease of $967,081 (35%).  The decrease in cost of goods sold is primarily due to the 20% decrease in revenues and improvement in cost of goods sold as a percent of revenues during first quarter 2012.  Cost of sales as a percentage of revenues decreased to 47% during the three months ended March 31, 2012 compared to 58% for the three months ended March 31, 2011.  Our goal is to continue to reduce cost of sales as a percentage of revenues during 2012 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers.  We expect that our newer product offerings, in particular the DVM-100, DVM-400 and DVM-250, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $548,892 and $547,182 in reserves for obsolete and excess inventories at March 31, 2012 and December 31, 2011, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at March 31, 2012 and have discontinued it. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,109,027 and $2,168,761 at March 31, 2012 and December 31, 2011, respectively, a decrease of $59,734 (3%). The decrease in raw materials and component parts reflects our focus on the reduction of overall inventory levels in 2012 to improve our liquidity position.  We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2012. Finished goods balances were $5,346,533 and $4,844,446 at March 31, 2012 and December 31, 2011, respectively, an increase of $502,087 (10%). The increase in finished goods was primarily in the Laser Ally products which are subject to minimum purchase requirements.  Finished goods at March 31, 2012 are primarily in the DVM-750, the DVM-500 Plus and Laser Ally products, which will be used to fulfill international and domestic orders during the balance of 2012. Finished goods also included supplies of our other new products, including the FirstVU, DVM-250, DVM-100 and DVM-400 at March 31, 2012. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 7.1% as of March 31, 2012 compared to 7.6% at December 31, 2011.  We believe that our obsolescence risk was less at March 31, 2012 compared to December 31, 2011 because of our improved sales pipeline including pending bids on large domestic and international contracts. We believe these reserves are appropriate given our inventory levels at March 31, 2012.

Gross Profit

Gross profit for the three months ended March 31, 2012 and 2011 was $1,996,617 and $1,976,773, respectively, an increase of $19,844 (1%).  The increase is commensurate with the significant improvement in cost of sales as a percent of revenue during first quarter 2012 offset by the 20% decline in revenues.  Cost of sales as a percentage of revenues decreased to 47% during the three months ended March 31, 2012 compared to 58% for the three months ended March 31, 2011 and our gross profit percentage increased to 53% for the three months ended March 31, 2012 from 42% for the three months ended March 31, 2011.  Our goal is to continue to improve our margins based upon the expected margins of our new products, in particular the DVM-100, DVM-400 and DVM-250, if we gain traction in the marketplace and increase commercial production during the balance of 2012.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,728,797 and $3,107,442 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $378,645 (12%).  Overall selling, general and administrative expenses as a percentage of sales increased to 72% in 2012 compared to 66% in 2011.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2012	2011
Research and development expense	$602,903	$708,769
Selling, advertising and promotional expense	581,661	470,680
Stock-based compensation expense	120,641	227,788
Professional fees and expense	157,852	190,162
Executive, sales and administrative staff payroll	603,558	870,201
Other	662,182	639,842
Total	$2,728,797	$3,107,442

 Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $602,903 and $708,769 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $105,866 (15%).  We believe that our cost trends have improved substantially in first quarter 2012 because of our continued cost containment efforts and scrutiny of engineering resources by our Vice President of Engineering. His efforts have greatly improved the development cycle and costs associated with our new products, including line extensions for our current products that we plan to bring to market in the future.  We employed a total of 22 engineers at March 31, 2012, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 16% for the three months ended March 31, 2012 compared to 15% for the three months ended March 31, 2011, illustrating our continuing commitment to bring new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines.   The DVM-750, FirstVU, DVM-100, DVM-400 and DVM-250 products are the result of our current research and development efforts. We purchase and resell the Thermal Ally and Laser Ally products under our name from third parties who developed them. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $581,661 and $470,680 for the three months ended March 31, 2012 and 2011, respectively, an increase of $110,981 (24%). The largest component of selling, promotional and advertising expense has traditionally been the commissions paid to our independent agents, who have historically represented our sales force in the domestic market.  These agents have generally received a commission on sales ranging from 5% to 12% of the gross sales price to the end customer.  Sales commissions totaled $186,250 and $409,823 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $223,573 (55%).  Sales commissions as a percentage of overall sales decreased to 4.9% during the three months ended March 31, 2012 compared to 9.9% for the three months ended March 31, 2011.  The decrease in our overall sales commissions as a percentage of sales reflects the results of our sales force reorganization initiative that is intended to improve our revenues.

As part of the sales force reorganization, we have principally changed to an employee-based direct sales force model where such sales personnel receive a base salary plus travel expenses and have the opportunity to earn commissions if their respective sales exceed their assigned quotas. In conjunction with the reorganization, we replaced six lower performing sales agents, converted three sales agents from third party representatives to employee-based sales personnel and increased the number of domestic territories from 14 to 19 territories to improve the coverage of our potential customer base.  We retained two of our third party sales agents under the traditional agent agreements as they have historically been among our best producers.  Additionally, we are now reimbursing expenses relative to our employee-based direct sales force to travel, meet with, and market directly to their customers. We believe that the recent difficult economic conditions had reduced the efforts of our previous third party sales agents to provide the financial resources to travel and effectively promote our products to potential customers.  The salary component for our  law enforcement and commercial sales channel sales force and managers are included in selling, advertising and promotional expenses.  Such salary expenses are becoming a larger component of our overall selling expenses due to the sales force reorganization effected in first quarter 2012.  Sales commissions paid to the two existing third party sales agents and the salaries, commissions and reimbursed travel expenses paid to our employee-based direct sales force are all components of our selling, advertising and promotional expenses. We expect such selling expenses will continue to trend higher in 2012 in comparison to 2011 based on our commitment to reorganizing our sales force, which we anticipate will result in additional investment in sales and marketing resources.

Promotional and advertising expenses totaled $107,892 during the three months ended March 31, 2012 compared to $60,857 during the three months ended March 31, 2011, an increase of $47,035 (77%).   The increase is primarily attributable to media advertising in trade publications and participation in more trade shows. We have decided to invest in significantly more written media advertising for all of our products as well as attending more trade shows focused on both our commercial and law enforcement sales channels.  Furthermore, we expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our new DVM-250 event recorder and to introduce our DVM-400 and the DVM-100 to the law enforcement channel during the balance of 2012.

Stock-based compensation expense.  Stock based compensation expense totaled $120,641 and $227,788 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $107,147 (47%).  The decrease was primarily attributable to stock options issued in January 2008 to officers and directors becoming fully vested in January 2012 and the associated stock-based compensation expense ceasing in December 2011. We expect this trend to continue throughout 2012.

Professional fees and expense.  Professional fees and expenses totaled $157,852 and $190,162 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $32,310 (17%).  Professional fees during 2012 were related primarily to normal public company matters, intellectual property matters and litigation matters.  The decrease in professional fees and expenses in the first quarter 2012 compared to 2011 is primarily attributable to the Company’s cost containment measures coupled with the settlement of certain litigation.  We expect increased legal research and consultation regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense later in 2012.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $603,558 and $870,201 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $266,643 ( 31%).  This decrease is attributable to approximately $100,000 of severance costs we incurred in first quarter 2011 as part of the cost containment initiative that did not recur in first quarter 2012.  In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the executive officers for a savings of approximately $65,000 for first quarter 2012.  In addition, we reduced the number of our sales support staff during first quarter 2012 in connection with the restructuring of our sales and marketing organization. We anticipate that the reduction in executive, sales and administrative payroll will continue throughout 2012 as the full benefits of the headcount reductions that occurred throughout 2011 and first quarter 2012 are realized.  However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance 2012 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Other.  Other selling, general and administrative expenses totaled $662,182 and $639,842 for the three months ended March 31, 2012 and 2011, respectively, an increase of $22,340 (4%).  The increase in 2012 was attributable to substantial increases in our overall insurance expense offset by our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We plan to continue our cost containment initiatives in 2012 and expect that other selling, general and administrative costs will continue to improve during the balance of 2012.

Operating Loss

For the reasons previously stated, our operating loss was $732,180 and $1,130,669 for the three months ended March 31, 2012 and 2011, respectively, an improvement of $398,489 (35%).  Operating loss as a percentage of revenues decreased to 19% in 2012 compared to 24% in 2011.

Interest Income

Interest income decreased to $2,636 for the three months ended March 31, 2012 from $4,005 in 2011.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the three months ended March 31, 2012 compared to 2011.

Interest Expense

We incurred interest expense of $75,185 and $20,625 during the three months ended March 31, 2012 and 2011, respectively.  We began drawing on our line of credit during third quarter 2010 and the outstanding balance on our line of credit was $1.5 million as of March 31, 2011.  We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit.  We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013.  The Notes payable bear interest at 8% per annum and can be prepaid at any time without penalty.  In conjunction with the issuance of these Notes during 2011, we issued a total of 560,000 warrants to purchase common stock with an exercise price of $1.00 per share until November 30, 2013.  The estimated value of these warrants is reflected as a discount on the related Notes payable and is amortized to interest expense ratably over the term of the Notes. The outstanding principal balance on our Notes was $2.5 million as of March 31, 2012, less the unamortized discount of $117,526.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $804,729 and $1,147,289 for the three months ended March 31, 2012 and 2011, respectively, an improvement of $342,560 (30%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the three months ended March 31, 2012 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2012.  During 2012, we increased our valuation reserve on deferred tax assets by $285,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,625,000 of net operating loss carryforwards and $1,060,000 of research and development tax credit carryforwards as of March 31, 2012 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended March 31, 2012 and 2011, we reported a net loss of $804,729 and $1,147,289, respectively, an improvement of $342,560 (30%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.05 and $0.07 for the three months ended March 31, 2012 and 2011, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2012 and 2011 because of the net loss reported for each period.  Approximately 360,000 of such outstanding options were in the money as of March 31, 2012, but excluded from the computation of diluted loss per share due to the net loss incurred during the three months ended March 31, 2012.

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

We had over $1,785,000 of available cash and equivalents and net working capital of approximately $9,925,000 as of March 31, 2012. Net working capital as of March 31, 2012 includes approximately $2.2 million of accounts receivable and $7.2 million of inventory.

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

Cash and cash equivalents balances:  As of March 31, 2012, we had cash and cash equivalents with an aggregate balance of $1,789,450, a decrease from a balance of $2,270,393 at December 31, 2011.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $480,943 net decrease in cash during the three months ended March 31, 2012:

●	Operating activities:
$412,434 of net cash used in operating activities, primarily to fund our net losses.  Non-cash charges to income, such as the depreciation and amortization and stock-based compensation, were positive adjustments to reconcile net cash used in operating activities.

●	Investing activities:	$68,509 of net cash used in investing activities, primarily to acquire test and quality control equipment to supply our contract manufacturers and the acquisition of demonstration products for our sales personnel

●	Financing activities:	$-0- of net cash provided by financing activities.

Operating activities:  Net cash used in operating activities was $412,434 for the three months ended March 31, 2012 compared to net cash used in operating activities of $222,039 for the three months ended March 31, 2011, a deterioration of $190,535.  The deterioration in cash flow from operations for 2012 was primarily the result of our net losses offset by improved collections of accounts receivable.  During the three months ended March 31, 2012, we focused on improving liquidity by reducing inventory levels and the collection of accounts receivable to fund payments to vendors.  Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2012, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

Investing activities:  Cash used in investing activities was $68,509 and $91,798 for the three months ended March 31, 2012 and 2011, respectively.  In both 2012 and 2011, we purchased production and research and development equipment to support our activities.  During 2011, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

Financing activities:  During the three months ended March 31, 2012 and March 31, 2011, we engaged in no financing transactions. There were no purchases of stock held in treasury, stock option exercises or similar transactions during the three months ended March 31, 2012, which is attributable to the depressed value of our common stock.

The net result of these activities was a decrease in cash of $480,943 to $1,789,450 for the three months ended March 31, 2012.

Commitments:

We had $1,789,450 of cash and cash equivalent balances and net positive working capital approximating $9.9 million as of March 31, 2012.  Accounts receivable balances represented $2,170,909 of our net working capital at March 31, 2012.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during 2012, which would help to provide positive cash flow to support our operations during the balance of  2012.  Inventory represented $7,187,353 of our net working capital at March 31, 2012 and finished goods represented $5,346,533 of total inventory.  We are actively managing the overall level of inventory and our goal is to further reduce such levels during the balance of 2012 by our sales activities, which should provide additional cash flow to help support our operations during such period.

Capital Expenditures.  We had no material commitments for capital expenditures at March 31, 2012. The leases on all of our facilities expire during October through December 2012.  We do not plan to renew any of our leases, therefore we will be moving to new facilities in 2012. We plan to identify a single location to which we can relocate all of our operations to one facility.  We believe that the relocation of all personnel to one location will  improve our overall efficiency.  We have been actively seeking acceptable facilities and believe that we will be successful in identifying, negotiating and finalizing a long-term lease that will provide a facility that meets our requirements, although we have not entered into such a lease at this time.  In conjunction with the consolidation of our operations into one facility and entering into a lease, we may find it necessary to spend significant funds in the form of tenant improvements to the leased premises, moving expenses and new office furniture and equipment.

Lease commitments.  We have several non-cancelable long-term operating lease agreements for office space and warehouse space.  The agreements expire at various dates through December 2012.  We have also entered into month-to-month leases for equipment and facilities.   Rent expense for the three months ended March 31, 2012 and 2011 was $87,365 and $104,020, respectively, related to these leases.  The future minimum amounts due under the leases are as follows:

Year ending December 31:

2012 (period from April 1, 2012 to December 31, 2012)	$191,797
2013	—
2014	—
2015	—
2016 and thereafter	—
$191,797

License agreements.  We have several license agreements whereby we have been assigned the rights to certain materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $8,281 and $5,283 for the three months ended March 31, 2012 and 2011, respectively.

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

Supply and distribution agreement.

The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% as compared to the original commitment.  The Company agreed to release its world wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$111,734	$734,506
March 2013 through February 2014	846,240	—	846,240
	$1,692,480	$111,734	$1,580,746

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company holds approximately $1,160,000 of such products in finished goods inventory as of March 31, 2012.

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

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied our claims and has filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it has been damaged for loss of profits and related damages.  Our insurance carrier has settled a portion of the counterclaims under our director and officer liability insurance policy.  The counterclaims that remain after the settlement by the insurance carrier are still in controversy.  Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions were denied by the court and the trial date has been set for June 2012.

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

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees.  The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $28,108 and $38,182 for the three months ended March 31, 2012 and 2011, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012.  We made no purchases under this program during the three months ended March 31, 2012.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program from inception to March 31, 2012.

Standby Letters of Credit.  We are contingently liable as of March 31, 2012 for standby letters of credit issued by a bank for an aggregate amount of $211,348 to certain customers as security if we are unable to honor our contractual warranty obligations on the products delivered to such customers.  The outstanding standby letters expire in May 2012 and we have never had a beneficiary demand funding related to such standby letters of credit.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible, with less than $100,000 charged off as uncollectible on cumulative revenues of $131.1 million since we commenced deliveries during 2006.  As of March 31, 2012 and December 31, 2011, we recorded a reserve for doubtful accounts of $125,000 and $125,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2012.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31,  2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw material and component parts	$2,109,027	$2,168,761
Work-in-process	280,685	217,264
Finished goods	5,346,533	4,844,446

Subtotal	7,736,245	7,230,471
Reserve for excess and obsolete inventory	(548,892)	(547,182)

Total	$7,187,353	$6,683,289

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 7.1% of the gross inventory balance at March 31, 2012, compared to 7.6% of the gross inventory balance at December 31, 2011.  Our finished goods are composed primarily of our new DVM-750 system, the DVM-500 Plus, the FirstVU, the Laser Ally, the DVM-250 event recorder and the DVF 500 flashlight products, none of which is considered excess or obsolete. We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of March 31, 2012 and therefore it does not represent an obsolescence risk.  Raw material and component part inventory balances were basically unchanged at March 31, 2012 and December 31, 2011.  We plan to continue our efforts to reduce overall inventory levels during 2012.  We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

 If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $193,768 as of March 31, 2012 compared to $211,421 as of December 31, 2011, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2011.  Our new DVM-750 product failure rate has improved significantly during 2010 and 2011, which has contributed to the relatively stable level of warranty reserves.  We have recently introduced several new products, including the FirstVU, Laser Ally, DVM-100, DVM-400 and DVM-250, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  We granted 360,000 options during the three months ended March 31, 2012.  The assumptions used for the determining the grant-date fair value of options granted during the three months ended March 31, 2012 are reflected in the following table:

Three Months Ended March 31, 2012

Expected term of the options in years	2-3 years

Expected volatility of Company stock	66%

Expected dividends	None

Risk-free interest rate	0.24% - 0.34%

Expected forfeiture rate	5%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of March 31, 2012 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2011, cumulative valuation allowances in the amount of $5,830,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $6,115,000 to fully reserve our deferred tax assets at March 31, 2012. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2012 because of the losses we incurred during the three months ended March 31, 2012. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of March 31, 2012 representing uncertain tax positions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in Federal Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009.  Among various other claims, we asserted that Z3 failed to deliver the material required under the contracts, the product that was delivered by Z3 is defective and/or unusable and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect.  We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts.  Z3 has denied our claims and has filed counterclaims that allege we did not have the right to terminate the contracts and therefore it had been damaged for loss of profits and related damages.  Our insurance carrier has settled a portion of the counterclaims related to the actions of our former officer under our director and officer liability insurance policy.  The counterclaims that remain after consideration of the settlement by the insurance carrier are still in controversy. Discovery and depositions by both parties have been concluded and both parties have filed summary judgment motions at this time.  These summary judgment motions were denied by the court and the trial date has been set for June 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)         Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1] [2] [3]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2011	—	—	—	$7,842,774
February 1 to 28, 2011	—	—	—	$7,842,774
March 1 to 31, 2011	—	—	—	$7,842,774
April 1 to 30, 2011	—	—	—	$7,842,774
May 1 to 31, 2011	—	—	—	$7,842,774
June 1 to 30, 2011	—	—	—	$7,842,774
July 1 to 31, 2011	—	—	—	$7,842,774
August 1 to 31, 2011	—	—	—	$7,842,774
September 1 to 30, 2011	—	—	—	$7,842,774
October 1 to 31, 2011	—	—	—	$7,842,774
November 1 to 30, 2011	—	—	—	$7,842,774
December 1 to 31, 2011	—	—	—	$7,842,774
January1 to 31, 2012	—	—	—	$7,842,774
February 1 to 28, 2012	—	—	—	$7,842,774
March 1 to 31, 2012	—	—	—	$7,842,774 [2]

[1]
During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases may be commenced, suspended or discontinued at any time.  The Company made no purchases under this program during the three months ended March 31, 2012.  The Company has repurchased 508,145 shares at a total cost of $2,157,226 (average cost of $4.25 per share) under this program as of March 31, 2012.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.   OTHER INFORMATION.

Not Applicable.

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

Date: May 11, 2012
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