Form 10-Q
period 2012-09-30
DIGITAL ALLY INC
filed 2012-10-30
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________to __________.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2012
Common Stock, $0.001 par value	2,099,082

FORM 10-Q
DIGITAL ALLY, INC.
SEPTEMBER 30, 2012
(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$460,115	$2,270,393
Accounts receivable-trade, less allowance for doubtful accounts of $89,253 – 2012 and $125,000 – 2011	2,565,138	2,853,049
Accounts receivable-other	688,746	104,318
Inventories	7,152,992	6,683,289
Prepaid expenses	360,443	302,318

Total current assets	11,227,434	12,213,367

Furniture, fixtures and equipment	4,321,014	4,073,713
Less accumulated depreciation and amortization	3,633,697	3,212,827

	687,317	860,886

Restricted cash	662,500	—
Intangible assets, net	215,882	226,802
Other assets	218,668	97,854

Total assets	$13,011,801	$13,398,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,087,826	$847,036
Accrued expenses	664,891	833,260
Capital lease obligation-current	29,692	—
Income taxes payable	4,076	21,046
Customer deposits	1,878	31,899

Total current liabilities	1,788,363	1,733,241

Long-term liabilities:
Subordinated notes payable-long-term, net of discount of $113,386 and $142,711	2,386,614	2,357,289
Litigation accrual –long term	530,000	—
Capital lease obligation –long term	58,007	—

Total long term liabilities	2,974,621	2,357,289

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,099,082 – 2012 and 2,082,832 – 2011	2,099	2,083
Additional paid in capital	23,164,406	22,740,094
Treasury stock, at cost (shares: 63,518 – 2012 and 63,518 - 2011)	(2,157,226)	(2,157,226)
Accumulated deficit	(12,760,462)	(11,276,572)

Total stockholders’ equity	8,248,817	9,308,379

Total liabilities and stockholders’ equity	$13,011,801	$13,398,909

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Product revenue	$4,357,023	$5,620,823	$12,337,709	$14,817,639
Other revenue	239,745	197,070	642,312	473,200

Total revenue	4,596,768	5,817,893	12,980,021	15,290,839
Cost of revenue	1,979,458	2,828,397	5,890,431	8,360,013

Gross profit	2,617,310	2,989,496	7,089,590	6,930,826
Selling, general and administrative expenses:
Research and development expense	627,146	719,773	1,804,932	2,139,277
Selling, advertising and promotional expense	716,996	655,267	1,990,138	1,664,584
Stock-based compensation expense	139,995	192,221	381,432	636,069
Litigation charge (credit) and related expenses	(365,065)	—	289,017	—
General and administrative expense	1,162,222	1,514,675	3,895,765	4,813,453

Total selling, general and administrative expenses	2,281,294	3,081,936	8,361,284	9,253,383

Operating income (loss)	336,016	(92,440)	(1,271,694)	(2,322,557)

Interest income	2,247	5,703	7,026	12,464
Interest expense	(68,223)	(76,181)	(219,222)	(135,017)

Income (loss) before income tax benefit	270,040	(162,918)	(1,483,890)	(2,445,110)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$270,040	$(162,918)	$(1,483,890)	$(2,445,110)

Net income (loss) per share information:
Basic	$0.13	$(0.08)	$(0.73)	$(1.21)
Diluted	$0.13	$(0.08)	$(0.73)	$(1.21)

Weighted average shares outstanding:
Basic	2,035,564	2,018,824	2,026,993	2,018,693
Diluted	2,035,564	2,018,824	2,026,993	2,018,693

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Treasury stock	Accumulated deficit	Total
Balance, January 1, 2012	2,082,832	$2,083	$22,740,094	$(2,157,226)	$(11,276,572)	$9,308,379

Stock-based compensation	—	—	381,432	—	—	381,432

Restricted common stock grant	16,250	16	(16)	—	—	—
Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	38,052	—	—	38,052
Issuance of common stock purchase warrants related to consulting agreement	—	—	4,844	—	—	4,844
Net loss	—	—	—	—	(1,483,890)	(1,483,890)

Balance, September 30, 2012	2,099,082	$2,099	$23,164,406	$(2,157,226)	$(12,760,462)	$8,248,817

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,483,890)	$(2,445,110)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	522,574	760,284
Stock based compensation	381,432	636,069
Provision for inventory obsolescence	(190,444)	13,662
Provision for doubtful accounts receivable	(35,747)	4,700

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	323,658	817,490
Accounts receivable - other	(584,428)	159,805
Inventories	(279,259)	2,925,403
Prepaid expenses	(54,135)	17,950
Other assets	(120,814)	(9,265)
Increase (decrease) in:
Accounts payable	240,790	(1,892,863)
Accrued expenses	(168,369)	36,336
Litigation accrual	530,000	—
Income taxes payable	(16,970)	(14,350)
Customer deposits	(30,021)	(764)

Net cash (used in) provided by operating activities	(965,623)	1,009,347

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(152,541)	(229,555)
Additions to intangible assets	(22,553)	(23,977)
Restricted cash for appealed litigation	(662,500)	-

Net cash used in investing activities	(837,594)	(253,532)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note payable	—	1,500,000
Change in line of credit	—	(1,500,000)
Deferred issuance costs for subordinated note payable	—	(75,000)
Payments on capital lease obligation	(7,061)	—

Net cash used in financing activities	(7,061)	(75,000)

Net increase (decrease) in cash and cash equivalents	(1,810,278)	680,815
Cash and cash equivalents, beginning of period	2,270,393	623,475

Cash and cash equivalents, end of period	$460,115	$1,304,290

Supplemental disclosures of cash flow information:
Cash payments for interest	$151,846	$60,109

Cash payments for income taxes	$16,970	$—

Supplemental disclosures of non-cash investing and financing activities:

Restricted common stock grant	$16	$10

Capital expenditures financed by capital lease obligations	$94,760	$—

Transfer of demonstration equipment from inventory to equipment	$—	$434,317

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and its subsidiary (collectively, the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body; a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations; and a hand-held laser speed detection device and hand-held thermal imaging camera that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications.  The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Digital Ally formed Digital Ally International, Inc. as a wholly owned subsidiary during August 2009 to facilitate the export sales of its products.

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

●
Repair parts and services for domestic and international customers are generally handled by the Company’s inside customer service employees.  Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

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

Sales returns and allowances aggregated $173,565 and $216,988 for the three months ended September 30, 2012 and 2011, respectively, and $352,182 and $663,375 for the nine months ended September 30, 2012 and 2011, respectively.

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

Long-Lived Assets:

Long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  These measurements would be Level 3 fair value measurements.  As of September 30, 2012 and December 31, 2011, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $20,934 and $19,169 for the three months ended September 30, 2012 and 2011, respectively, and $50,895 and $63,494 for the nine months ended September 30, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $159,139 and $87,472 for the three months ended September 30, 2012 and 2011, respectively, and $394,086 and $211,452 for the nine months ended September 30, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

 The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2012 and 2011.  There have been no penalties in 2012 and 2011.

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

Income (loss) per Common Share:

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per shares is computed by adjusting outstanding shares assuming any dilutive effects of options, warrants and the restricted stack calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock in excess of the exercise price of our outstanding options, warrants and restricted stock results in a greater dilutive effect from outstanding options, warrants and restricted stock. Additionally, the exercise of employee stock options, warrants, and the vesting of restricted stock results in a greater dilutive effect on net earnings per share. Whenever the Company incurs net losses and/or the fair market value of our common stock is less than the exercise price on outstanding options, warrants and restricted stock the dilutive effect is disregarded as it is considered antidilutive to the calculation of diluted income (loss) per share.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of digital audio and video recording and speed detection devices.  For the three and nine months ended September 30, 2012 and 2011, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales by geographic area:
United States of America	$4,420,178	$4,600,178	$12,583,316	$13,504,198
Foreign	176,590	1,217,715	396,705	1,786,641
	$4,596,768	$5,817,893	$12,980,021	$15,290,839

Sales to customers outside of the United States are denominated in U.S. dollars.  All Company assets are physically located within the United States.

Accounting Developments:

In May 2011, the FASB issued an update to the authoritative guidance which establishes the common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). The Company adopted this guidance effective January 1, 2012. The adoption of this guideline did not have a material effect on the Company’s financial statements.

NOTE 2.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 3.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $89,253 and $125,000 as of September 30, 2012, and December 31, 2011, respectively.

The Company sells through a network of unaffiliated distributors for international sales and both employee-based and independent sales agents for domestic sales.  One domestic distributor/agent individually exceeded 10% and represented $1,697,412, or 13% of total revenues, for the nine months ended September 30, 2012.   One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2012, which totaled $558,765, or 22% of total accounts receivable.   Two domestic distributor/agents individually exceeded 10% and in the aggregate represented $4,495,325, or 29% of total revenues, for the nine months ended September 30, 2011.  One individual customer receivable balance totaled $515,828 (13%) as of September 30, 2011, which represented the only customer balance that exceeded 10% of total accounts receivable as of September 30, 2011. The following is a summary of domestic distributor/agents identified which individually exceeded 10% of total revenues for the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
Distributor/Agent	2012	2011
Number 1	$1,697,412	$2,900,372
Number 2	$1,126,905	$1,594,953

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers.  Currently, these products represent less than 14% of the Company’s total revenue; however, revenue generated by these products is expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue.  These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products.  Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product.  The Manufacturers are located in the United States and in Asia.  Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company.  It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays.

NOTE 4.   INVENTORIES

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw material and component parts	$2,178,676	$2,168,761
Work-in-process	52,882	217,264
Finished goods	5,278,171	4,844,446

Subtotal	7,509,729	7,230,471
Reserve for excess and obsolete inventory	(356,737)	(547,182)

Total	$7,152,992	$6,683,289

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $304,187 and $339,981 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 5.   SUBORDINATED NOTES PAYABLE

	September 30, 2012	December 31, 2011
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(113,386)	(142,711)

Total notes payable	2,386,614	2,357,289
Less: Current maturities of long-term debt	—	—

Subordinated notes payable, long-term	$2,386,614	$2,357,289

During the year ended December 31, 2011, the Company, in two separate transactions, borrowed an aggregate of $2.5 million under two unsecured notes payable to a private, third-party lender.  The loans were funded in May and November 2011 and both are represented by promissory notes (the "Notes") that bear interest at the rate of 8% per annum and are payable interest only on a monthly basis.  The maturity date of the original Note in the principal amount of $1,500,000 was extended from May 30, 2012 to May 30, 2013 in conjunction with the issuance of the second Note during November 2011. Both Notes were due and payable in full on May 30, 2013 and could be prepaid without penalty at any time.  The Notes are subordinated to all existing and future senior indebtedness, as such term is defined in the Notes.

The Company used a portion of the Notes proceeds to pay the outstanding borrowings under its line of credit with a bank and such bank line of credit has been retired as of June 30, 2011.  The remaining proceeds were used for working capital purposes.

The Company granted the lender warrants (the "Warrants") exercisable to purchase a total of 56,250 shares of its common stock at an exercise price of $8.00 per share (as modified) until November 30, 2013.  The exercise price for the Warrants exercisable to purchase 37,500 shares issued with the first Note was reduced from $12.00 per share to $8.00 per share in consideration for the extension of the first Note’s maturity date.  The Company paid fees totaling $147,500 to an unaffiliated entity and issued warrants exercisable to purchase 13,750 shares of its Common Stock on the same terms and conditions as the Warrants for its services relating to the transactions, including the modification of the warrants issued pursuant to the first Note.

The Company allocated $236,726 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date fair value of the Warrant for 56,250 common shares issued  to the lender and the warrant for 13,750 shares issued to the unaffiliated third party who arranged the transactions.  In addition, the cash fees paid to the unaffiliated third party totaling $147,500 is included in the discount on the Notes.  The modification of the original Note that occurred during November 2011 was treated as an early extinguishment of the debt.  Accordingly, the remaining unamortized discount as of the date of modification $131,093 was charged off and reflected as a loss on extinguishment of debt in the Consolidated Statement of Operations in 2011.

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock.  The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Note that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $17,008 and $67,377 for the three and nine months ended September 30, 2012.

NOTE 6.   ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued warranty expense	$167,299	$211,421
Accrued sales commissions	25,000	64,782
Accrued payroll and related fringes	206,799	305,328
Accrued insurance	114,161	61,355
Employee separation agreement	—	3,366
Other	151,632	187,008

	$664,891	$833,260

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2012:

2012
Beginning balance	$211,421
Provision for warranty expense	100,342
Charges applied to warranty reserve	(144,464)

Ending balance	$167,299

NOTE 7.   INCOME TAXES

The effective tax rate for the nine months ended September 30, 2012 and 2011 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets.  The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of September 30, 2012 because of the operating losses incurred.

The valuation allowance on deferred tax assets totaled $6,320,000 and $5,830,000 as of September 30, 2012 and December 31, 2011, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2011 and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local taxes.  The economy showed improvement in the second half of 2011, but the impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in 2012 that kept us in a three-year cumulative loss position at September 30, 2012. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased by $490,000 to continue to fully reserve our deferred tax assets at September 30, 2012.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At September 30, 2012, the Company had available approximately $7,530,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2032.  In addition, the Company had research and development tax credit carryforwards approximating $1,135,000 available as of September 30, 2012, which expire between 2023 and 2032.

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

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Lease commitments.  The Company has several non-cancelable long-term operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, the Company entered into a non-cancelable long-term facility lease to combine all of its operations into one location commencing in November 2012. The Company has also entered into month-to-month leases for equipment and facilities.  Rent expense related to these leases were $88,565 and $85,049, respectively for the three months ended September 30, 2012 and 2011, and $265,715 and $298,481, respectively for the nine months ended September 30, 2012 and 2011.

The future minimum amounts due under the leases are as follows:

Year ending December 31:
2012 (period from October 1, 2012 to December 31, 2012)	$46,085
2013	172,595
2014	428,505
2015	433,965
2016 and thereafter	1,947,861

$3,029,011

License agreements.  The Company has several license agreements under which it has been assigned the rights to certain materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $8,332 and $7,250 for the three months ended September 30, 2012 and 2011, respectively and $27,596 and $23,802 for the nine months ended September 30, 2012 and 2011, respectively.

Following is a summary of the Company’s licenses as of September 30, 2012:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2013	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2013	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

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

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$598,804	$247,436
March 2013 through February 2014	846,240	—	846,240

	$1,692,480	$598,804	$1,093,676

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company held approximately $1,415,000 of such products in finished goods inventory at September 30, 2012.

Litigation.  The Company is subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  However, an adverse outcome in the litigation against Z3 Technologies LLC (“Z3”) described below would have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

The trial of those claims began on June 25, 2012 and concluded with a jury verdict on July 3, 2012. The principal parts of the verdict were (i) an award of $30,000 to the Company on grounds that Z3 had breached its 2008 contract with the Company; (ii) an award of $15,000 in favor of Z3 by finding that the Company had breached the 2008 contract by failing to pay the balance of certain engineering fees; and (iii) an award of $100,000 also in favor of Z3 based on the Court’s finding that the Company breached the 2009 contract by failing to place an initial order for so-called “DM-365 modules” from Z3. As a result, the net judgment against the Company was $85,000. Further, despite the Company’s arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against the Company prior to trial in the amount of $445,000, which became final upon conclusion of the trial. Accordingly, the total judgment entered against the Company was $530,000 and no prejudgment interest on that sum was awarded.

Management believes there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and is appealing them. The Company accrued the $530,000 judgment entered against the Company as a long term liability as of September 30, 2012 due to the expected time required to conclude the appeal process. The Company charged $103,813 and $757,895, respectively to operations during the three and nine months ended September 30, 2012 as litigation charge and related expenses. Such charge includes the $530,000 judgment and all related legal fees and expenses incurred and accrued during the nine months ended September 30, 2012. The charge includes the accrual of legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, the Company was required to post a supersedeas bond in the amount of $662,500 during July 2012 and the respective funds are reflected as restricted cash in the balance sheets. The funds will continue to be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  In the bankruptcy court, the Company sought and received relief from the automatic stay in order to liquidate and obtain a final judgment against the Supplier. On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686.

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the settlement payment on October 16, 2012. The Company recorded the $610,000 settlement in the statement of operations as a litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of September 30, 2012. The net amount included for this lawsuit in litigation charge (credit) and related expenses for the three and nine months ended September 30, 2012 was $(468,878).

 The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $28,167 and $29,397 for the three months ended September 30, 2012 and 2011, respectively, and $82,867 and $97,555 for the nine months ended September 30, 2012 and 2011, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The Company made no purchases under this program during the three months ended September 30, 2012.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program from inception to September 30, 2012. This program was not extended and is now terminated.

NASDAQ Listing. On September 10, 2012, The Nasdaq Stock Market notified the company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2). Accordingly, the Company’s Common Stock will remain listed on the Nasdaq Capital Market and continue to trade under the symbol DGLY.  On September 13, 2011, Nasdaq had notified the Company that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by such Listing Rule.  Nasdaq then gave the Company two 180-periods to achieve compliance with the Listing Rule.  Nasdaq has determined that for the ten days from August 24, 2012 to September 7, 2012, the closing bid price was at $1.00 per share or greater and thus the Company had achieved compliance with the Listing Rule.

NOTE 9.   STOCKHOLDER’S EQUITY

Reverse Stock Split.  The Company filed a Certificate of Change with the Nevada Secretary of State under which the Company affected a one for eight reverse split of its issued and outstanding shares of common stock effective August 24, 2012. As a result of the reverse stock split, every eight shares of the Company’s issued and common stock were combined into one share of common stock. The reverse stock split reduced the number of authorized shares of the Company’s common stock from 75,000,000 to 9,375,000 shares.

Immediately before the effectiveness of the reverse stock split the Company had 16,792,218 shares of common stock issued and outstanding.  Following the reverse split, the Company had 2,099,082 shares of common stock issued and outstanding. The reverse stock split affects all shares of the Company’s common stock, including common stock underlying stock options and warrants that are outstanding on the effective date of the reverse stock split.

All references to shares and exercise prices of our common stock, warrants, stock options and restricted stock (and associated dollar amounts) in the accompanying condensed consolidated financial statements have been restated to present such information on a post reverse split basis.

NOTE 10.   STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $139,995 and $192,221 for the three months ended September 30, 2012 and 2011, respectively, and $381,432 and $636,069 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had adopted five separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 875,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  The Company has registered all shares of common stock that are issuable under its Plans with the SEC.  A total of 57,044 options remain available for grant under the various Plans as of September 30, 2012.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 2,500 options are fully vested and remain outstanding as of September 30, 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the nine months ended September 30, 2012 are reflected in the following table:

2012
Expected term of the options in years	2-5 years
Expected volatility of Company stock	66%-73%
Expected dividends	None
Forfeiture rate	5%-75%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	505,663	$20.72
Granted	141,375	3.83
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(62,075)	16.49

Outstanding at September 30, 2012	584,963	$17.07

Exercisable at September 30, 2012	331,475	$24.42

Weighted-average fair value for options granted during the period at fair value	141,375	$1.32

The Plan’s allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the three and nine months ended September 30, 2012.

At September 30, 2012, the aggregate intrinsic value of options outstanding was approximately $10,050, the aggregate intrinsic value of options exercisable was approximately $-0-, and there were no options exercised during the nine months ended September 30, 2012.

As of September 30, 2012, the unamortized portion of stock compensation expense on all existing stock options was $407,016, which will be recognized over the next forty-five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2012:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	94,500	9.7 years	—	—
$4.00 to $6.99	51,250	9.3 years	—	—
$7.00 to $9.99	141,584	4.4 years	114,178	3.2 years
$10.00 to $12.99	77,629	4.9 years	70,335	4.7 years
$13.00 to $15.99	90,000	7.8 years	21,187	7.2 years
$16.00 to $18.99	1,375	4.5 years	1,375	4.5 years
$19.00 to $29.99	10,500	6.4 years	6,275	6.1 years
$30.00 to $55.00	118,125	5.2 years	118,125	5.2 years

	584,963	6.5 years	331,475	4.6 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2012 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2012	2,813	$16.72
Granted	16,250	3.52
Vested	(1,563)	15.12
Forfeited	—	—

Nonvested balance, September 30 2012	17,500	$4.64

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant.  As of September 30, 2012, there were $33,260 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-five months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares
2012 (October 1, 2012 to December 31, 2012)	6,563
2013	8,125
2014	625
2015	937
2016	1,250

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 5).  The Warrants are immediately exercisable and allow the holders to purchase up to 81,250 shares of common stock at $4.00 to $4.40 per share after modification.  The Warrants expire on September 15, 2014 through November 30, 2015, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

A summary of all Warrant activity for the nine months ended September 30, 2012 is as follows:

Expected term of the Warrants	23-30 months
Expected volatility of Company stock	66% - 68%
Expected dividends	None
Risk-free interest rate	0.25% - 0.62%
Forfeiture rate	0%

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2012	70,000	$4.00
Granted	11,250	$4.11
Exercised	—	—
Forfeited	—	—

Vested Balance, September 30, 2012	81,250	$4.02

The remaining unamortized grant date fair value of the Warrants to purchase 81,250 common shares aggregated $113,386 as of September 30, 2012, which is amortized ratably to interest expense over the term of the Notes.

NOTE 12. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted income per share – Net income (loss)	$270,040	$(162,918)	$(1,483,890)	$(2,445,110)

Denominator for basic loss per share – weighted average shares outstanding	2,035,564	2,018,824	2,026,933	2,018,693
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,035,564	2,018,824	2,026,933	2,018,693

Net loss per share:
Basic	$0.13	$(0.08)	$(0.73)	$(1.21)
Diluted	$0.13	$(0.08)	$(0.73)	$(1.21)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  For the three and nine months ended September 30, 2012 and 2011, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 13. SUBSEQUENT EVENTS

On October 16, 2012, the Company received net proceeds of $512,533 related to a litigation settlement against a former contract manufacturer and its insurer. The gross settlement was for $610,000 and $97,467 was paid directly to our attorney for legal fees incurred on the lawsuit. The Company recorded the $610,000 settlement in the Statement of Operations as a litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of September 30, 2012.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses from fiscal 2009 through the third quarter of 2012; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250, DVM-250 Plus and DVM-100, and to have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our DVM-250 and DVM-250 Plus for the commercial fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales in the future;  (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) the potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) any defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404, as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) indemnification of our officers and directors; and (34) the ultimate result of our appeal of the judgment against us in the Z3 litigation and the cash contributed and now restricted for the supersedeas bond posted for the appeal.

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

We experienced a negative trend in our operating results for most of 2012 and 2011, but generated operating income in the most recent quarter. We had reported operating losses in the previous ten fiscal quarters. The following is a summary of our recent operating results on a quarterly basis:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2011	2011	2011	2011
Total revenue	$4,596,768	$4,600,797	$3,782,456	$4,286,314	$5,817,893	$4,743,253	$4,729,693
Gross profit	2,617,310	2,475,663	1,996,617	1,841,104	2,989,496	1,964,557	1,976,773
Gross profit margin percentage	56.9%	53.8%	52.8%	43.0%	51.4%	41.4%	41.8%
Total selling, general and administrative expenses	2,281,294	3,351,193	2,728,797	3,143,348	3,081,936	3,064,005	3,107,442
Operating income (loss)	336,016	(875,530)	(732,180)	(1,302,244)	(92,440)	(1,099,448)	(1,130,669)
Operating margin percentage	7.3%	(19.0)%	(19.4)%	(30.4)%	(1.6)%	(23.2)%	(23.9)%
Net income (loss)	$270,040	($949,201)	($804,729)	($1,517,136)	($162,918)	($1,134,903)	($1,147,289)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result from the timing of large individual orders, particularly from international customers, and our new products, such as the DVM-100, DVM-400, DVM-250 and DVM-250 Plus.  We reported operating income of $336,016 during third quarter 2012 on revenues of $4,596,768 compared to an operating loss during second quarter 2012 of $875,530 on revenues of $4,600,797. Our operating income in third quarter 2012 was our first profitable quarter since fourth quarter 2009 when we reported operating income of $341,167. The operating income reported in third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012 (See Note 8 to the Condensed Consolidated Financial Statements).  Our gross margin percentage in third quarter 2012 improved to 56.9% from 53.8% in second quarter 2012, 52.8% in first quarter 2012, 43.0% in fourth quarter 2011, 51.4% in third quarter 2011, 41.4% in second quarter 2011 and 41.8% in first quarter 2011 due to the lower component costs resulting from our supplier cost reduction initiative begun in 2011.  Our selling, general and administrative (SG&A expenses) expenses decreased in third quarter 2012 compared to second quarter 2012 and compared to the five prior quarters due to the litigation settlements and charges reported in third quarter 2012 and second quarter 2012 noted above and the continuing benefits of our SG&A cost reduction program begun in 2011. Our international revenues during third quarter 2012 improved to $176,590 compared to $11,681 during second quarter 2012.

We expect to continue to experience significant fluctuations in revenues for the balance of 2012 and beyond due to the timing of larger orders, particularly from international customers.  For the balance of 2012, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our SG&A cost reduction and containment measures.  We plan, however, to continue to invest in research and development and our sales and marketing resources on a prudent basis.  There have been a number of factors and trends affecting our recent performance, which include:

●
Revenues decreased slightly in third quarter 2012 to $4,596,768 from $4,600,797 during second quarter 2012 but were still the highest achieved since third quarter 2011, when revenues aggregated $5,817,893.  We attribute the revenue increases in third quarter 2012 and second quarter 2012 to the successful reorganization of our law enforcement sales force which was started in late 2011 and continued through the first and second quarters of 2012. We are moving to an employee-based sales force, as opposed to our historical usage of independent sales agents. Management believes the sales force reorganization will continue to have a positive impact in the future, but recognizes that the economic climate will continue to depress certain state and local tax bases and continue to make 2012 a challenging business environment.

●
We have developed additional products to complement our DVM-500 and DVM-750 in-car video products. In that respect, we launched the Laser Ally speed detection system in third quarter 2010, the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500 Plus and DVM-750 revenues.  In addition, the DVM-250 and DVM-250 Plus event recorders are designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.  Our recently released products, including the DVM 100, the DVM 400, the DVM 250, the DVM 250 Plus, and the Laser Ally, contributed 17% of the total sales for third quarter 2012 compared to 11% for second quarter 2012 and 5% for the comparable third quarter 2011.

●
Our total selling, general and administrative expenses decreased $1,069,899 during third quarter 2012 compared to second quarter 2012. The primary factor that contributed to the lower SG&A expenses during third quarter 2012 was the litigation settlement recorded in September 2012 and the Z3 litigation charge and related expenses reported in June 2012. We reported a net litigation settlement credit of ($365,065) during third quarter 2012 compared to a litigation charge of $654,082 to SG&A expenses during second quarter 2012 related to the Z3 litigation. Therefore, SG&A expenses decreased during third quarter 2012 compared to second quarter 2012, excluding the litigation settlement and charge and continued the positive trend of lower SG&A expenses from our SG&A cost containment initiative. We expect the favorable trend in SG&A expense will continue during the balance of 2012.

●
Our gross profit margin as a percent of sales increased to 56.9% during third quarter 2012 from 53.8% in second quarter 2012 and built on the positive momentum from first quarter 2012 gross profit margin of 52.8%. Our gross profit was 51.4% in third quarter 2011. The third quarter 2012 gross margin improvement was attributable to the results of our supply chain improvement plan as we continued producing and shipping both DVM-500 Plus and DVM-750 units containing the lower cost components, and our ability to transition sales volume to our recently added products which have higher margins than our DVM 500 and DVM 750 in car video products.  During 2011, we implemented our supply chain plan to improve gross margins through better outsourcing of our component parts in the future, including from foreign sources, which allowed us to reduce our production overhead costs through headcount and other cost reductions.  Our goal is to continue to improve margins during the balance of 2012 through our supply chain initiative, reduced manufacturing overhead, increases in sales volume and improved product mix.  We continue to focus on reducing the costs of our products through changes to our supply chain, whereby we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternatives suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities.  We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and expect it to have a negative impact on our gross margins to some degree during the balance of 2012.

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

●
Our international revenues were substantially less than expected for the nine months ended September 30, 2012 and 2011, with total international revenues of $396,705 (3% of total revenues) for the nine months ended September 30, 2012, compared to $1,786,641 (12% of total revenues) for the nine months ended September 30, 2011. During second quarter 2012, we replaced our international sales manager who was responsible for our international distributors and believe this will eventually result in positive changes.  We have made a number of bids for international customers; however, international sale cycles generally take longer than domestic business.  We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-400, DVM-250 and DVM 250 Plus. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

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

●
Our recent operating losses caused deterioration in our cash and liquidity in 2012 and 2011.  We borrowed $2,500,000 under two unsecured subordinated notes (the "Notes") payable to a private, third party lender. The notes are due and payable in full on May 30, 2014 and may be prepaid without penalty at any time. We utilized the proceeds to retire our bank line of credit and provide cash for operations.  We had no institutional credit lines available to provide additional working capital as of September 30, 2012.  At September 30, 2012, we had available cash balances of $460,115 and approximately $9,400,000 of working capital, primarily in the form of inventory and accounts receivable.

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

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during the balance of 2012, are unable to improve liquidity through a reduction in our inventory levels in the near term and do not have other means to support our planned operating activities.

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

The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% compared to the original commitment.  The Company agreed to release its world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment. After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$598,804	$247,436
March 2013 through February 2014	846,240	—	846,240

	$1,692,480	$598,804	$1,093,676

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company held approximately $1,415,000 of such products in finished goods inventory as of September 30, 2012.

For the Three Months Ended September 30, 2012 and 2011

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2012 and 2011, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	43%	49%

Gross profit	57%	51%
Selling, general and administrative expenses:
Research and development expense	14%	13%
Selling, advertising and promotional expense	16%	11%
Stock-based compensation expense	3%	3%
Litigation charge (credit) and related expenses	(8%)	—%
General and administrative expense	25%	26%

Total selling, general and administrative expenses	50%	53%

Operating income (loss)	7%	(2%)
Interest income (expense)	(1%)	(1)%

Income (loss) before income tax benefit	6%	(3%)
Income tax benefit	—%	—%

Net income (loss)	6%	(3%)
Net income (loss) per share information:
Basic	$.13	$(0.08)
Diluted	$.13	$(0.08)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$ 695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$ 1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$ 2,795
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

Revenues for third quarter 2012 and third quarter 2011 were derived from the following sources:

	Three months ended September 30,
	2012	2011
DVM-550 Plus	44%	48%
DVM-750	20%	25%
DVM-100 & 400	9%	2%
Laser Ally	5%	2%
DVM-250 & DVM- 250 Plus	3%	1%
Repair and service	3%	1%
FirstVu	1%	1%
Accessories and other revenues	15%	20%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended September 30, 2012 compared to the three-months ended September 30, 2011. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250 Plus, and the Laser Ally, contributed 17% of our total sales for the three months ended September 30, 2012, compared to 5% for the comparable period ending September 30, 2011. We expect that the sales mix will continue to transition from the DVM-550 Plus and DVM-750 to our newer products.

Revenues for the three months ended September 30, 2012 and 2011 were $4,596,768 and $5,817,893, respectively, a decrease of $1,221,125 (21%), due to the following factors:

●
Our revenues decreased due to the challenging economy that continued to negatively impact state, county and municipal budgets which fund our law enforcement customers.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $3,600 in third quarter 2011 to $2,500 during third quarter 2012.  We shipped three individual orders in excess of $100,000, for a total of $787,000 in revenue, in third quarter 2012 compared to five orders individually in excess of $100,000, for total revenue of approximately $1,530,000 in third quarter 2011.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, DVM-250, DVM-250 Plus, DVM-100 and DVM-400) all have lower average selling prices than our legacy digital video mirror lines. Repair orders at lower average invoice amounts have also increased significantly as our installed base continues to come off of warranty.  These repair orders are at lower average price levels and are impacting our overall average invoice size. We are hopeful that we will see an easing of such budgetary constraints and that purchasing patterns will resume at their former, higher levels in the future, although we can make no assurances in this regard. We maintained consistent retail pricing on our law enforcement mirror models during 2012 and do not plan any material changes in pricing during the balance of 2012, including the new products recently introduced.  Our newer mirror-based products include the DVM-100, DVM-250 and DVM-250 Plus and the DVM-400, which will be sold at lower retail pricing levels compared to our legacy products during the balance of 2012 due to fewer features.  We are experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

●
We have reorganized our domestic sales force and organization for our law enforcement channel. Historically, we primarily used third party sales agents to market our law enforcement products domestically.    We have changed principally to an employee-based direct sales force that provides us with more control and monitoring of our sales force and their daily activities. In addition, we have reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel from 15 at the beginning of 2012 to 21 currently in order to better penetrate the market.  We performed extensive evaluations of all existing sales agents during late 2011 and 2012 which prompted us to undertake the complete reorganization of our domestic sales force.  During 2012, we retained one sales agent as an independent sales agent in its previous territory because of its past performance, converted another to be an employee-based direct sales person and replaced the remaining sales agents with new employee sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, is to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results.  We believe that a portion of the revenue decrease experienced in 2011 and 2012 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We think that our reorganization has addressed these concerns.  We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories have caused temporary disruptions and contributed to the lower revenues in third quarter 2012 compared to 2011. In conjunction with the sales force reorganization, we have identified, hired and trained 13 new sales personnel in 2012 that principally replaced underperforming sales agents.  We hope that this transition will result in improved revenues from these historically underperforming territories in the future.

●
Our international revenues decreased to $176,590 (4% of total revenues) during third quarter 2012, compared to $1,217,715 (21% of total revenues) during third quarter 2011. We have made a number of bids for international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250 Plus. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2012 and 2011 was $1,979,458 and $2,828,397, respectively, a decrease of $848,939 (30%).  The decrease in cost of goods sold is primarily due to the 21% decrease in revenues and improvement in cost of goods sold as a percent of revenues during third quarter 2012.  Cost of sales as a percentage of revenues decreased to 43% during the three months ended September 30, 2012 compared to 49% for the three months ended September 30, 2011.  Our goal is to continue to reduce cost of sales as a percentage of revenues during 2012 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers if and when required. We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250 and DVM-250 Plus, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $356,737 and $547,182 in reserves for obsolete and excess inventories at September 30, 2012 and December 31, 2011, respectively.  We had no remaining units of the legacy DVM-500 units in finished goods at September 30, 2012 and have discontinued it. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for future service and repair demands. Total raw materials and component parts were $2,178,676 and $2,168,761 at September 30, 2012 and December 31, 2011, respectively, an increase of $9,915 (less than 1%). We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2012. Finished goods balances were $5,278,171 and $4,844,446 at September 30, 2012 and December 31, 2011, respectively, an increase of $433,725 (9%). The increase in finished goods was primarily in the Laser Ally products, which are subject to minimum purchase requirements and DWM 800 wireless microphones.  Finished goods at September 30, 2012 were primarily the Laser Ally products, the DVM-750, and the DVM-500 Plus products, which will be used to fulfill international and domestic orders during the balance of 2012. Finished goods also included supplies of our other new products, including the FirstVU, DVM-250, DVM-250 Plus, DVM-100 and DVM-400, at September 30, 2012. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 4.8% as of September 30, 2012 compared to 7.6% at December 31, 2011.  We believe that our obsolescence risk was less at September 30, 2012 compared to December 31, 2011 because our management team has made a concerted effort in 2012 to scrap unusable parts from older versions of our products. Therefore, previously reserved obsolete parts have been disposed of during 2012 and have been applied to our reserve balance. We believe these reserves are appropriate given our inventory levels at September 30, 2012.

Gross Profit

Gross profit for the three months ended September 30, 2012 and 2011 was $2,617,310 and $2,989,496, respectively, a decrease of $372,186 (12%).  The decrease is commensurate with the 21% decline in revenues offset by the significant improvement in cost of sales as a percent of revenue during third quarter 2012.  Cost of sales as a percentage of revenues decreased to 43% during the three months ended September 30, 2012 compared to 49% for the three months ended September 30, 2011 and our gross profit percentage increased to 57% for the three months ended September 30, 2012 from 51% for the three months ended September 30, 2011.  Our goal is to continue to improve our margins based upon the expected margins of our new products, in particular the DVM-100, DVM-400, DVM-250 and DVM-250 Plus, if we gain traction in the marketplace and increase commercial production during the balance of 2012.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,281,294 and $3,081,936 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $800,642 (26%).  Overall selling, general and administrative expenses as a percentage of sales decreased to 50% in 2012 compared to 53% in 2011.  The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2012	2011
Research and development expense	$627,146	$719,773
Selling, advertising and promotional expense	716,996	655,267
Stock-based compensation expense	139,995	192,221
Professional fees and expense	142,671	145,874
Executive, sales and administrative staff payroll	488,003	698,612
Litigation charge (credit) and related expenses	(365,065)	—
Other	531,548	670,189
Total	$2,281,294	$3,081,936

 Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $627,146 and $719,773 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $92,627 (13%) because of our continued cost containment efforts and scrutiny of engineering resources.  We employed  21 engineers at September 30, 2012,  most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% for the three months ended September 30, 2012 compared to 13% for the three months ended September 30, 2011,  illustrating our continuing commitment to bring new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines.  We purchase and resell the Laser Ally product under our name from the third party who developed it. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $716,996 and $655,267 for the three months ended September 30, 2012 and 2011, respectively, an increase of $61,729 (9%). The largest component of selling, promotional and advertising expense has  been the commissions paid to our independent agents, who have historically represented our sales force in the domestic market.  These agents generally received a commission on sales ranging from 5% to 12% of the gross sales price to the end customer.  Sales commissions totaled $141,469 and $567,795 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $426,326 (75%).  Sales commissions as a percentage of overall sales decreased to 3.1% during the three months ended September 30, 2012 compared to 9.8% for the three months ended September 30, 2011.  The decrease in our overall sales commissions as a percentage of sales reflects the results of our sales force reorganization initiative that is intended to improve our revenues.

As part of such reorganization, we are now principally an employee-based direct sales force model where such sales personnel receive a base salary plus travel expenses and have the opportunity to earn commissions if their respective sales exceed their assigned quotas. During the first nine months of 2012, we did not renew contracts with 11 sales agents, converted one sales agent from a third party representative to an employee-based sales person and increased the number of domestic territories from 15 to 21 territories to improve the coverage of our potential customer base.  We retained one of our third party sales agents under the traditional agent agreement as it has historically been one of our best producers.  Additionally, we are now reimbursing expenses relative to our employee-based direct sales force to travel, meet with, and market directly to our customers. We believe that the recent difficult economic conditions had reduced the efforts of our previous third party sales agents to provide the financial resources to travel and effectively promote our products to potential customers.  The salary component for our law enforcement and commercial sales channel sales force and managers are included in selling, advertising and promotional expenses.  Such salary expenses are becoming a larger component of our overall selling expenses due to the sales force reorganization.  Sales commissions paid to the existing third party sales agent and the salaries, commissions and reimbursed travel expenses paid to our employee-based direct sales force are all components of our selling, advertising and promotional expenses. We expect such selling expenses will continue to trend higher in 2012 in comparison to 2011 based on our commitment to reorganizing our sales force, which we anticipate will result in additional investment in sales and marketing resources.

Promotional and advertising expenses totaled $159,139 during the three months ended September 30, 2012 compared to $87,472 during the three months ended September 30, 2011, an increase of $71,667 (82%).   The increase is primarily attributable to media advertising in trade publications and participation in more trade shows. We have decided to invest in significantly more written media advertising for all of our products, as well as attending more trade shows focused on both our commercial and law enforcement sales channels.  Furthermore, we expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 and DVM-250 Plus event recorders and to introduce our DVM-400 and the DVM-100 to the law enforcement channel during the balance of 2012.

Stock-based compensation expense.  Stock based compensation expense totaled $139,995 and $192,221 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $52,226 (27%).  The decrease was primarily attributable to stock options issued in January 2008 to officers and directors becoming fully vested in January 2012 and the associated stock-based compensation expense ceasing in December 2011. We expect this trend to continue throughout 2012.

Professional fees and expense.  Professional fees and expenses totaled $142,671 and $145,874 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $3,203 (2%).  Professional fees during 2012 were related primarily to normal public company matters (including the reverse stock split), intellectual property matters and litigation matters.  The decrease in professional fees and expenses in third quarter 2012 compared to third quarter 2011 is primarily attributable to the Company’s cost containment measures coupled with the settlement of certain litigation.  In addition, professional fees associated with the litigation against a former contract manufacturer and Z3 have been classified separately as “Litigation charge (credit) and related expenses” in the statement of operations for the three months ended September 30, 2012. We expect increased legal fees regarding several patents and trademarks that have been or may be filed on the Company’s new products and litigation expense later in 2012.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $488,003 and $698,612 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $210,609 (30%).  In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the executive officers for a savings of approximately $65,000 for third quarter 2012. In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $45,000 for third quarter 2012. In addition, we reduced the number of our sales support staff during the first nine months of 2012 in connection with the restructuring of our sales and marketing organization. We anticipate that the reduction in executive, sales and administrative payroll will continue throughout 2012 as the full benefits of the headcount reductions that occurred throughout 2011 and early 2012 are realized.   However, such reductions may be offset partially if we find it necessary to hire additional technical support staff during the balance 2012 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-250 Plus, DVM-400 and DVM-100.

Litigation charge (credit) and related expenses.  Litigation charges and expenses totaled $(365,065) and $-0- for the three months ended September 30, 2012 and 2011, respectively, a decrease of $365,065 (100%).  The trial against a former contract manufacturer began on September 24, 2012 and the parties agreed to a settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation.  Legal fees incurred for defense of the lawsuit were offset against the proceeds and the net settlement for this lawsuit was $(468,878) at September 30, 2012. The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court's rulings and the judgment entered on July 3, 2012 and are appealing them. We incurred $103,813 of additional legal fees during the three months ended September 30, 2012 to defend the Z3 lawsuit, which was included in litigation charge (credit) and related expenses.

 Other.  Other selling, general and administrative expenses totaled $531,548 and $670,189 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $138,641 (21%).  The decrease in 2012 was attributable to our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We plan to continue our cost containment initiatives in 2012 and expect that other selling, general and administrative costs will continue to decline during the balance of 2012.

Operating Income (Loss)

For the reasons previously stated, our operating income was $336,016 and our operating loss was $(92,440) for the three months ended September 30, 2012 and 2011, respectively, an improvement of $428,456 (463%).  Operating income as a percentage of revenues increased to 7% in 2012 compared to (2)% in 2011.

Interest Income

Interest income decreased to $2,247 for the three months ended September 30, 2012 from $5,703 in 2011.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the three months ended September 30, 2012 compared to 2011.

Interest Expense

We incurred interest expense of $68,223 and $76,181 during the three months ended September 30, 2012 and 2011, respectively.  Such interest expense is related to the $2.5 million of subordinated debt we have outstanding of which $1.5 million was borrowed in May 2011 and $1.0 million borrowed in November 2011. In July 2012 we extended the maturity dates of the Notes from May 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of September 30, 2012, less the unamortized discount of $113,386.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported income before income tax benefit of $270,040 and a loss before income tax benefit of $(162,918) for the three months ended September 30, 2012 and 2011, respectively, an improvement of $432,958 (266%).

Income Tax Benefit

We recorded no income tax benefit related to our income for the three months ended September 30, 2012 due to our net loss position for the nine months ended September 30, 2012 and management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2012.  During 2012, we increased our valuation reserve on deferred tax assets by $490,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,530,000 of net operating loss carryforwards and $1,135,000 of research and development tax credit carryforwards as of September 30, 2012 available to offset future net taxable income.

Net Income (Loss)
As a result of the above, for the three months ended September 30, 2012 and 2011, we reported net income of $270,040 and a net loss of $(162,918), respectively, an improvement of $432,958 (266%).

Basic and Diluted Income (Loss) per Share

The basic and diluted income and (loss) per share was $0.13 and $(0.08) for the three months ended September 30, 2012 and 2011, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2012 and 2011.

For the Nine Months Ended September 30, 2012 and 2011

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2012 and 2011, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	45%	55%

Gross profit	55%	45%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	16%	11%
Stock-based compensation expense	3%	4%
Litigation charge (credit) and related expenses	2%	—%

General and administrative expense	30%	31%

Total selling, general and administrative expenses	65%	60%

Operating loss	(10%)	(15%)
Interest income (expense)	(1%)	(1%)

Loss before income tax benefit	(11%)	(16%)
Income tax benefit	—%	—%

Net loss	(11%)	(16%)

Net loss per share information:
Basic	$(0.73)	$(1.21)
Diluted	$(0.73)	$(1.21)

Revenues

Revenues for the nine months ended 2012 and 2011, respectively, were derived from the following sources:

	Nine months ended September 30,
	2012	2011
DVM-550 Plus	49%	56%
DVM-750	19%	20%
DVM-100 & DVM-400	6%	1%
DVM-250 & DVM-250 Plus	4%	1%
Laser Ally	3%	3%
First Vu	2%	1%
Repair and service	2%	1%
DVM-500 Ultra	—%	3%
Accessories and other revenues	15%	14%
	100%	100%

We experienced a change in the sales mix of our products for the nine months ended September 30, 2012 compared to the nine-months ended September 30, 2011. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250 Plus, and the Laser Ally, contributed 13% of total sales for the nine months ended September 30, 2012, compared to 5% for the comparable period ending September 30, 2011. Additionally, repair and service revenues doubled from 1% to 2% for the respective periods ended September 30, 2011 and September 30, 2012 as more units came off warranty, which resulted in increased charges for out-of-warranty repair work performed. We expect the sales mix will continue to transition from the DVM-550 Plus and DVM-750 to the newer products we have recently introduced.

Revenues for the nine months ended September 30, 2012 and 2011 were $12,980,021 and $15,290,839 respectively, a decrease of $2,310,818 (15%), due to the following factors:

●
Our revenues decreased due to the challenging economy that continued to negatively impact state, county and municipal budgets which fund our law enforcement customers.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $3,500 for the nine months ended September 30, 2011 to $2,500 for the nine months ended September 30, 2012.  We shipped eleven individual orders in excess of $100,000, for a total of $2,235,000 in revenue in the nine months ended September 30, 2012, compared to eleven orders individually in excess of $100,000, for total revenue of approximately $3,305,000 for the nine months ended September 30, 2011.  We believe that this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, DVM-250, DVM-250 Plus, DVM-100 and DVM-400) all have lower average selling prices than our digital video mirror lines. Repair orders at lower average invoice amounts have also increased significantly as our installed base continues to come off of warranty.  These repair orders are at lower average price levels and are impacting our overall average invoice size. We are hopeful that we will see an easing of such budgetary constraints and that purchasing patterns will resume at their former, higher levels in the future, although we can make no assurances in this regard. We maintained consistent retail pricing on our law enforcement mirror models during 2012 and do not plan any material changes in pricing during the balance of 2012, including the new products recently introduced.  Our newer mirror-based products include the DVM-100, DVM-250, DVM-250 Plus and the DVM-400, which will be sold at lower retail pricing levels compared to our legacy products during 2012 due to fewer features.  We are experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

●
We have reorganized our domestic sales force and organization for our law enforcement channel.  Traditionally, we used third party sales agents to market our law enforcement products domestically.    We have changed principally to an employee-based direct sales force that provides us with more control and monitoring of our sales force and their daily activities. In addition, we have reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel from 15 at the beginning of 2012 to 21 currently, in order to better penetrate the market.  We performed extensive evaluations of all existing sales agents during late 2011 and 2012 which prompted us to undertake the complete reorganization of our domestic sales force.  During 2012, we retained one sales agent as independent sales agent in its previous territory because of its good performance in the past, converted another to an employee-based direct sales person and replaced the remaining sales agents with new employee sales personnel.    Our objective with this new employee-based model, including the replacement of many sales agents, is to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results.  We believe that a portion of the revenue decrease experienced in 2011 and 2012 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We think that our reorganization has addressed these concerns.  We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories caused temporary disruptions and contributed to the lower revenues we experienced in first quarter 2012 compared to 2011. In conjunction with the sales force reorganization, we have identified, hired and trained 13 new sales personnel in 2012 that have principally replaced underperforming sales agents.  We hope that this transition will result in improved revenues from these historically underperforming territories in the future.

●
Our international revenues decreased to $396,705 (3% of total revenues) for the nine months ended September 30, 2012, compared to $1,786,641 (12% of total revenues) for the nine months ended September 30, 2011.  During second quarter 2012, we replaced the international sales manager responsible for our international distributors. We have made a number of bids for international customers out presently; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100 and DVM-250. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2012 and 2011 was $5,890,431 and $8,360,013, respectively, a decrease of $2,469,582 (30%).  The decrease in cost of goods sold is primarily due to the 15% decrease in revenues and improvement in cost of goods sold as a percent of revenues during the nine months ended September 30, 2012.  Cost of sales as a percentage of revenues decreased to 45% during the nine months ended September 30, 2012 compared to 55% for the nine months ended September 30, 2011.  Our goal is to continue to reduce cost of sales as a percentage of revenues during 2012 and beyond.  Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering at the current time.  In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers if and when required.  We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250 and DVM-250 Plus, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2012 and 2011 was $7,089,590 and $6,930,826, respectively, an increase of $158,764 (2%).  The increase is commensurate with the significant improvement in cost of sales as a percent of revenue during the nine months ended September 30, 2012 compared to the same period for 2011 offset by the 15% decline in revenues.  Cost of sales as a percentage of revenues decreased to 45% during the nine months ended September 30, 2012 compared to 55% for the nine months ended September 30, 2011 and our gross profit percentage increased to 55% for the nine months ended September 30, 2012 from 45% for the nine months ended September 30, 2011.  Our goal is to continue to improve our margins based upon the expected margins of our new products, in particular the DVM-100, DVM-400, DVM-250 and DVM-250 Plus, if we gain traction in the marketplace and increase commercial production during the balance of 2012.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components.   We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,361,284 and $9,253,383 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $892,099 (10%).  Overall selling, general and administrative expenses as a percentage of sales increased to 65% in 2012 compared to 60% in 2011.  The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2012	2011
Research and development expense	$1,804,932	$2,139,277
Selling, advertising and promotional expense	1,990,138	1,664,584
Stock-based compensation expense	381,432	636,069
Professional fees and expense	514,096	559,816
Executive, sales and administrative staff payroll	1,613,798	2,201,063
Litigation charge (credit) and related expenses	289,017	—
Other	1,767,871	2,052,574
Total	$8,361,284	$9,253,383

 Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $1,804,932 and $2,139,277 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $334,345 (16%) because of our continued cost containment efforts and scrutiny of engineering resources.  We employed 21 engineers at September 30, 2012, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% for the nine months ended September 30, 2012 compared to 14% for the nine months ended September 30, 2011, illustrating our continuing commitment to bring new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines.   We purchase and resell the Laser Ally product under our name from the third party who developed it. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $1,990,138 and $1,664,584 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $325,554 (20%). The largest component of selling, promotional and advertising expense has been the commissions paid to our independent agents, who have historically represented our sales force in the domestic market.  These agents have generally received a commission on sales ranging from 5% to 12% of the gross sales price to the end customer.  Sales commissions totaled $501,703 and $1,453,042 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $951,336 (65%).  Sales commissions as a percentage of overall sales decreased to 3.9% during the nine months ended September 30, 2012 compared to 9.5% for the nine months ended September 30, 2011.  The decrease in our overall sales commissions as a percentage of sales reflects the results of our sales force reorganization initiative that is intended to improve our revenues.

As part of such reorganization, we are now principally to an employee-based direct sales force model where such sales personnel receive a base salary plus travel expenses and have the opportunity to earn commissions if their respective sales exceed their assigned quotas. During the first nine months of 2012, we terminated 11 sales agents, converted one sales agent from a third party representative to employee-based sales personnel and increased the number of domestic territories from 15 to 21 territories to improve the coverage of our potential customer base.  We retained one of our third party sales agents under the traditional agent agreement as it has historically been one of our best producers.  Additionally, we are now reimbursing expenses relative to our employee-based direct sales force to travel, meet with, and market directly to their customers. We believe that the recent difficult economic conditions reduced the efforts of our previous third party sales agents to provide the financial resources to travel and effectively promote our products to potential customers.  The salary component for our law enforcement and commercial sales channel sales force and managers are included in selling, advertising and promotional expenses.  Such salary expenses are becoming a larger component of our overall selling expenses due to the sales force reorganization.  Sales commissions paid to the existing third party sales agent and the salaries, commissions and reimbursed travel expenses paid to our employee-based direct sales force are all components of our selling, advertising and promotional expenses. We expect such selling expenses will continue to trend higher in 2012 in comparison to 2011 based on our commitment to reorganizing our sales force, which we anticipate will result in additional investment in sales and marketing resources.

Promotional and advertising expenses totaled $394,086 during the nine months ended September 30, 2012 compared to $211,542 during the nine months ended September 30, 2011, an increase of $182,544 (86%).   The increase is primarily attributable to media advertising in trade publications and participation in more trade shows. We have decided to invest in significantly more written media advertising for all of our products, as well as attending more trade shows focused on both our commercial and law enforcement sales channels.  Furthermore, we expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 and DVM-250 Plus event recorders and to introduce our DVM-400 and the DVM-100 to the law enforcement channel during the balance of 2012.

Stock-based compensation expense.  Stock based compensation expense totaled $381,432 and $636,069 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $254,637 (40%).  The decrease was primarily attributable to stock options issued in January 2008 to officers and directors becoming fully vested in January 2012 and the associated stock-based compensation expense ceasing in December 2011. We expect this trend to continue throughout 2012.

Professional fees and expense.  Professional fees and expenses totaled $514,096 and $559,816 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $45,720 (8%).  Professional fees during 2012 were related primarily to normal public company matters, intellectual property matters and litigation matters.  The decrease in professional fees and expenses in such periods in 2012 compared to 2011 is primarily attributable to our cost containment measures coupled with the settlement of certain litigation. In addition, professional fees associated with the litigation against a former contract manufacturer and Z3 have been separately classified as “Litigation charge and related expenses” in the Statement of Operations for the nine months ended September 30, 2012.  We expect increased legal fees regarding several patents and trademarks that have been or may be filed on our new products and litigation expense later in 2012.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $1,613,798 and $2,201,063 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $587,265 (27%).  This decrease is attributable to approximately $100,000 of severance costs we incurred in first quarter 2011 as part of the cost containment initiative that did not recur in the nine months ended September 30, 2012.  In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the executive officers for a savings of approximately $197,000 for first nine months of 2012.  In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $45,000. In addition, we reduced the number of our sales support staff during first quarter 2012 in connection with the restructuring of our sales and marketing organization. We anticipate that the reduction in executive, sales and administrative payroll will continue throughout 2012 as the full benefits of the headcount reductions that occurred throughout 2011 and first quarter 2012 are realized. However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance 2012 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-250 Plus, DVM-400 and DVM-100.

Litigation charge (credit) and related expenses.  Litigation charges and expenses totaled $289,017 and $0 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $289,017 (100%). The trial against a former contract manufacturer began on September 24, 2012 and the parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the lawsuit. Legal fees incurred for the lawsuit were offset against the proceeds and the net settlement for this lawsuit was $(468,878) for the nine months ended September 30, 2012. The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court's rulings and the judgment entered on July 3, 2012 and are appealing them. We included the legal fees incurred, including the accrual of legal fees expected during the appeal process, on the Z3 suit as a litigation charge and related expenses during the nine months ended September 30, 2012 which totaled $757,895.

Other.  Other selling, general and administrative expenses totaled $1,767,871 and $2,052,574 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $284,703 (14%).  The decrease in 2012 was attributable to our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We plan to continue our cost containment initiatives in 2012 and expect that other selling, general and administrative costs will continue to decline during the balance of 2012.

Operating Loss

For the reasons previously stated, our operating loss was $1,271,694 and $2,322,557 for the nine months ended September 30, 2012 and 2011, respectively, an improvement of $1,050,863 (45%).  Operating loss as a percentage of revenues decreased to 10% in 2012 compared to 15% in 2011.

Interest Income

Interest income decreased to $7,026 for the nine months ended September 30, 2012 from $12,464 in 2011.  The decrease in interest income was a result of our decreased average cash balances and significantly lower average interest rate earned on such balances during the nine months ended September 30, 2012 compared to 2011.

Interest Expense

We incurred interest expense of $219,222 and $135,017 during the nine months ended September 30, 2012 and 2011, respectively.  We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit.  We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013.  In July 2012 we extended the maturity dates of the Notes from May 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of September 30, 2012, less the unamortized discount of $113,386.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $1,483,890 and $2,445,110 for the nine months ended September 30, 2012 and 2011, respectively, an improvement of $961,220 (39%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the nine months ended September 30, 2012 due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2012.  During 2012, we increased our valuation reserve on deferred tax assets by $490,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,530,000 of net operating loss carryforwards and $1,135,000 of research and development tax credit carryforwards as of September 30, 2012 available to offset future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2012 and 2011, we reported a net loss of $1,483,890 and $2,445,110, an improvement of $961,220 (39%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.73 and $1.21 for the nine months ended September 30, 2012 and 2011, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2012 and 2011.

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

The existing Notes are unsecured and do not prevent us from obtaining new senior secured financings.  We may seek additional credit facilities to complement the Notes to provide us with funding should the need arise to finance growth or other expenditures.

We had over $460,115 of available cash and equivalents and net working capital of approximately $9,440,000 as of September 30, 2012. Net working capital as of September 30, 2012 includes approximately $3.3 million of accounts receivable and $7.2 million of inventory.   On October 16, 2012, the Company received net proceeds of $512,533 related to a litigation settlement against a former contract manufacturer and its insurer. The gross settlement was for $610,000 and $97,467 was paid directly to our attorney for legal fees incurred on the lawsuit. The customer accounts receivable balance of $558,765 that represented 22% of our accounts receivable balance at September 30, 2012 is from a state agency that has a history of paying outstanding balances within 32 days of invoice date. The invoice date for the respective transaction was September 28, 2012 and the customer has advised we will receive payment by October 31, 2012.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not maintain profitability during the balance of 2012, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term, add to our existing credit facilities, and do not have other means to support our planned operating activities.  Our ability to obtain such capital, if required, would have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern.  Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances:  As of September 30, 2012, we had cash and cash equivalents with an aggregate balance of $460,115, a decrease from a balance of $2,270,393 at December 31, 2011.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,810,278 net decrease in cash during the nine months ended September 30, 2012:

●	Operating activities:	$965,623 of net cash used in operating activities, primarily to fund our net losses. Non-cash charges to income, such as the depreciation and amortization and stock-based compensation, were positive adjustments to reconcile net cash used in operating activities.
●	Investing activities:	$837,594 of net cash used in investing activities, primarily to acquire servers, test and quality control equipment to supply our contract manufacturers and the acquisition of demonstration products for our sales personnel. We were also required to post a bond to stay the execution of a judgment rendered against the Company which is under appeal.
●	Financing activities:	$7,061 of net cash used in financing activities representing principal payments on our outstanding capital leases.

Operating activities:  Net cash used in operating activities was $965,623 for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $1,009,347 for the nine months ended September 30, 2011, a deterioration of $1,974,970.  The deterioration in cash flow from operations during the nine months ended September 30, 2012 was primarily the result of our net losses and increases in inventory. Additionally, we increased our other accounts receivable related to the insurance proceeds we are to receive for a litigation settlement offset by the Z3 litigation accrual recorded in June 2012.  Our goal is to increase revenues, maintain our profitability and decrease our inventory levels during the balance of 2012, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

Investing activities:  Cash used in investing activities was $837,594 and $253,532 for the nine months ended September 30, 2012 and 2011, respectively.  In both 2012 and 2011, we purchased computer equipment, production and research and development equipment to support our activities.  During 2012 and 2011, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In July 2012, we were required to post a supersedeas bond in the amount of $662,500 to stay the execution of a judgment entered against the Company and appeal the decision.

Financing activities:  Net cash used in financing activities was $7,061 and $75,000 for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.  During the nine months ended September 30, 2011, we issued a subordinated note payable in the principal amount of $1.5 million and paid $75,000 of debt issuance costs related to the subordinated note. There were no purchases of stock held in treasury, stock option exercises or similar transactions during the nine months ended September 30, 2012, which is attributable to the depressed value of our common stock.

The net result of these activities was a decrease in cash of $1,810,278 to $460,115 for the nine months ended September 30, 2012.

Commitments:

We had $460,115 of cash and cash equivalent balances and net positive working capital approximating $9.4 million as of September 30, 2012.  Accounts receivable balances represented $3,253,884 of our net working capital at September 30, 2012.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during 2012, which would help to provide positive cash flow to support our operations during the balance of 2012.  Inventory represented $7,152,992 of our net working capital and finished goods represented $5,278,171 of total inventory at September 30, 2012.   We are actively managing the overall level of inventory and our goal is to further reduce such levels during the balance of 2012 by our sales activities, which should provide additional cash flow to help support our operations during such period.  On October 16, 2012, the Company received net proceeds of $512,533 related to a litigation settlement against a former contract manufacturer and its insurer. The gross settlement was for $610,000 and $97,467 was paid directly to our attorney for legal fees incurred on the lawsuit. The customer accounts receivable balance that represented 22% of our accounts receivable balance at September 30, 2012 ($558,765) is from state agency that has a payment history of paying outstanding balances within 32 days of invoice date. The invoice date for the respective transaction was September 28, 2012 and the customer has advised we will receive payment by October 31, 2012.

Capital Expenditures.  We had no material commitments for capital expenditures at September 30, 2012 other than for our new facility. The leases on all of our facilities expire during October through December 2012.  In September 2012, the Company entered into a non-cancelable long-term facility lease to combine all of its operations into one location commencing in November 2012.  In conjunction with the consolidation of our operations into one facility and entering into a lease, we may find it necessary to spend significant funds in the form of tenant improvements to the leased premises, moving expenses and new office furniture and equipment. Currently, we are estimating our expenditures in excess of the tenant improvement allowance provided by the landlord to be approximately $200,000.

Lease commitments.  We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020.  In September 2012, the Company entered into a non-cancelable long term facility lease to combine all of their operations into one location commencing in November 2012. We have also entered into month-to-month leases for equipment and facilities.   Rent expense for the nine months ended September 30, 2012 and 2011 was $265,715 and $298,481, respectively, related to these leases.  The Company paid a security deposit in conjunction with the new facility lease in September 2012 in the amount of $116,888. As reflected in the table below, the Company has a rent holiday and discounted rent for the first 12 months of the new facility lease which is effective November 1, 2012.

The future minimum amounts due under the leases are as follows:

Year ending December 31:

2012 (period from October 1, 2012 to December 31, 2012)	$46,085
2013	172,595
2014	428,505
2015	433,965
2016 and thereafter	1,947,861
$3,029,011

License agreements.  We have several license agreements whereby we have been assigned the rights to certain materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $27,596 and $23,802 for the nine months ended September 30, 2012 and 2011, respectively.

Following is a summary of our licenses as of September 30, 2012:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2013	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2012	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2013	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

Supply and distribution agreement.

The Company entered into a supply and distribution agreement on May 1, 2010 under which it was granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% as compared to the original commitment.  The Company agreed to release its world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within 30 days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$598,804	$247,436
March 2013 through February 2014	846,240	—	846,240

	$1,692,480	$598,804	$1,093,676

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify the Company against such risks.  The Company held approximately $1,415,000 of such products in finished goods inventory as of September 30, 2012.

Litigation.  We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on our consolidated financial statements. However, an adverse outcome in the litigation against Z3 Technologies LLC (“Z3”) described below would have a material adverse effect on the financial results of the Company in the period in which it is recorded.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of June 30, 2012 due to the expected time required to conclude the appeal process. We have charged $757,895 to operations during the nine months ended September 30, 2012 as litigation charge and related expenses. Such charges include the $530,000 judgment and all related legal fees and expenses incurred and accrued during the nine months ended September 30, 2012. We have also accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  In the bankruptcy court, the Company sought and received relief from the automatic stay in order to liquidate and obtain a final judgment against the Supplier. On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686.

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the payment on October 16, 2012. The Company recorded the $610,000 settlement in litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of September 30, 2012. The net amount included in litigation charge (credit) and related expenses at September 30, 2012 for this lawsuit was $(468,878).

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  We believe the likely outcome of any other pending cases and proceedings will not be material to our business or financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees.  The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $82,867 and $97,555 for the nine months ended September 30, 2012 and 2011, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012.  We made no purchases under this program during the nine months ended September 30, 2012.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program from inception to September 30, 2012. This program was not extended and is now terminated.

NASDAQ Listing. On September 10, 2012, The Nasdaq Stock Market notified the company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2). Accordingly, the Company’s Common Stock will remain listed on the Nasdaq Capital Market and continue to trade under the symbol DGLY. On September 13, 2011, Nasdaq had notified the Company that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by such Listing Rule. Nasdaq then gave the Company two 180-periods to achieve compliance with the Listing Rule. Nasdaq has determined that for the ten days from August 24, 2012 to September 7, 2012, the closing bid price was at $1.00 per share or greater and thus the Company had achieved compliance with the Listing Rule.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible, with less than $138,000 charged off as uncollectible on cumulative revenues of $140.3 million since we commenced deliveries during 2006.  As of September 30, 2012 and December 31, 2011, we recorded a reserve for doubtful accounts of $89,253 and $125,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2012.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw material and component parts	$2,178,676	$2,168,761
Work-in-process	52,882	217,264
Finished goods	5,278,171	4,844,446

Subtotal	7,509,729	7,230,471
Reserve for excess and obsolete inventory	(356,737)	(547,182)

Total	$7,152,992	$6,683,289

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements.  As reflected above, our inventory reserves represented 4.8% of the gross inventory balance at September 30, 2012, compared to 7.6% of the gross inventory balance at December 31, 2011.  Our finished goods are composed primarily of our Laser Ally products, the new DVM-750 systems, the DVM-500 Plus, the FirstVU, the DVM-250 and DVM-250 Plus event recorders and the DVF-500 flashlight products, none of which is considered excess or obsolete.  We have reduced the finished goods inventory related to the legacy DVM-500 system to zero as of September 30, 2012 and therefore it does not represent an obsolescence risk.  In anticipation of our consolidation of facilities, we have disposed of certain obsolete components during 2012 and have applied them to our reserve for obsolescence. We have inventory reserves for pending changes to the product line, engineering upgrades and design changes that alter the demand for component parts and a shift of production to outsourcing.

 If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide a one or two-year parts and labor warranty to our customers depending on the specific product.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $167,299 as of September 30, 2012 compared to $211,421 as of December 31, 2011, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2011.  Our  DVM-750 product failure rate has improved significantly during 2010, 2011 and the nine months ended September 30, 2012, which has contributed to the relatively stable level of warranty reserves.  We have recently introduced several new products, including the FirstVU, Laser Ally, DVM-100, DVM-400, DVM-250 and DVM-250 Plus, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  We granted 141,375 options during the nine months ended September 30, 2012.

The assumptions used for the determining the grant-date fair value of options granted during the nine months ended September 30, 2012 are reflected in the following table:

Nine Months Ended September 30, 2012
Expected term of the options in years	2-5 years
Expected volatility of Company stock	66%-73%
Expected dividends	None
Risk-free interest rate	0.20% - 0.64%
Expected forfeiture rate	5% -75%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting.  If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated.  The estimated forfeiture rate for unvested options outstanding as of September 30, 2012 range from 0% to 75%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2011, cumulative valuation allowances in the amount of $5,830,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $6,320,000 to fully reserve our deferred tax assets at September 30, 2012. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2012 because of the losses we incurred during the nine months ended September 30, 2012. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of September 30, 2012 representing uncertain tax positions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are subject to various legal proceedings arising from normal business operations.  Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company.  . However, an adverse outcome in the litigation against Z3 Technologies LLC (“Z3”) described below would have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On June 8, 2009, we filed suit against Z3 in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest”. Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of June 30, 2012 due to the expected time required to conclude the appeal process. We have charged $757,895 to operations during the nine months ended September 30, 2012 as litigation charge and related expenses. Such charges include the $530,000 judgment and all related legal fees and expenses incurred and accrued during the nine months ended September 30, 2012. We have also accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

On October 23, 2009, the Circuit Court of Jackson County, Missouri awarded the Company an interlocutory judgment against a former contract manufacturer.  The Company had filed for and received a temporary restraining order in June 2009 that forbids the supplier from engaging in certain actions involving the Company.   The interlocutory judgment was entered in favor of the Company against the supplier that in effect cancelled all purchase orders and confirmed that the Company has no further obligations, whether monetary or otherwise, to the supplier. The Company received a notice of the filing of bankruptcy under Chapter 7 effective October 26, 2009 by this supplier.  In the bankruptcy court, the Company sought and received relief from the automatic stay in order to liquidate and obtain a final judgment against the Supplier. On May 28, 2010, the court granted a default judgment awarding the Company damages and legal fees totaling $11,166,686.

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the payment on October 16, 2012. The Company recorded the $610,000 settlement in litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of September 30, 2012. The net amount included in litigation charge (credit) and related expenses at September 30, 2012 for this lawsuit was $(468,878).

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)         Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased [1] [2] [3]	(b) Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1 to 31, 2011	—	—	—	$7,842,774
February 1 to 28, 2011	—	—	—	$7,842,774
March 1 to 31, 2011	—	—	—	$7,842,774
April 1 to 30, 2011	—	—	—	$7,842,774
May 1 to 31, 2011	—	—	—	$7,842,774
June 1 to 30, 2011	—	—	—	$7,842,774
July 1 to 31, 2011	—	—	—	$7,842,774
August 1 to 31, 2011	—	—	—	$7,842,774
September 1 to 30, 2011	—	—	—	$7,842,774
October 1 to 31, 2011	—	—	—	$7,842,774
November 1 to 30, 2011	—	—	—	$7,842,774
December 1 to 31, 2011	—	—	—	$7,842,774
January1 to 31, 2012	—	—	—	$7,842,774
February 1 to 28, 2012	—	—	—	$7,842,774
March 1 to 31, 2012	—	—	—	$7,842,774
April 1 to 30, 2012	—	—	—	$7,842,774
May 1 to 31, 2012	—	—	—	$7,842,774
June 1 to 30, 2012	—	—	—	$7,842,774
July 1 to 30, 2012	—	—	—	$-0-[2	]

[1]
During June 2008, the Board of Directors approved a program that authorized the repurchase of up to $10 million of the Company’s common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  The Board of Directors approved an extension of this program to July 1, 2012.  The repurchases, if and when made, would be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors.  The repurchase program was funded using a portion of cash and cash equivalents, along with cash flow from operations.  Purchases could be commenced, suspended or discontinued at any time.  The Company made no purchases under this program during the nine months ended September 30, 2012.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program as of September 30, 2012.

[2]	The Board of Directors allowed this program to expire on July 1, 2012.

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

DIGITAL ALLY, INC., a Nevada corporation

Date: October 30, 2012		/s/Stanton E. Ross
	Name:	Stanton E. Ross
	Title:	President and Chief Executive Officer

Date: October 30, 2012		/s/Thomas J. Heckman
	Name:	Thomas J. Heckman
	Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.