Form 10-K
period 2012-12-31
DIGITAL ALLY INC
filed 2013-03-27
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to  _______.

Commission file number:  001-33899

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9705 Loiret Blvd., Lenexa, KS	66219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (913) 814-7774

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	NASDAQ
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of June 30, 2012, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($3.52) of the registrant’s most recently completed second fiscal quarter was:  $5,609,758.

The number of shares of our common stock outstanding as of March 15, 2013 was: 2,075,564.

Documents Incorporated by Reference: None.

FORM 10-K
DIGITAL ALLY, INC.
DECEMBER 31, 2012

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

PART I

ITEM 1.    BUSINESS.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications.  Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body (clipped to a pocket, belt etc.); a hand-held speed detection device; and a digital video flashlight.  These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight.  We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.  We have several new and derivative products in research and development that we anticipate will begin commercial production during 2013.

Corporate History

We were incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc.  From that date until November 30, 2004, when we entered into a Plan of Merger with Digital Ally, Inc., a Nevada corporation which was formerly known as Trophy Tech Corporation (the “Acquired Company”), we had not conducted any operations and were a closely-held company.  In conjunction with the merger, we were renamed Digital Ally, Inc.

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

On January 2, 2008, we commenced trading on the NASDAQ Capital Market under the symbol “DGLY.”  We conduct our business from 9705 Loiret Boulevard, Lenexa, Kansas 66219.  Our telephone number is (913) 814-7774.

Products

We produce and sell digital audio/video recording, storage and other products, including the following product series:

●
in-car, digital audio/video system that is integrated into a rear view mirror which is designed for law enforcement purposes.  Products using this system are marketed under the DVM-100, DVM-400, DVM-500Plus and DVM-750 series;

●
in-car, digital audio/video system that is integrated into a rear view mirror that serves as an “event recorder” for commercial fleet and mass transit applications, such as ambulances, taxis and buses.  Products using this system are marketed under the DVM-250 and DVM-250Plus series;

●	all-weather, mobile digital audio/video system that is designed for motorcycle, ATV and boat uses and marketed as the DV-500Ultra;

●	miniature, body-worn digital audio/video camera marketed as the FirstVU system;

●	hand-held, speed detection system known based on LIDAR (Light Detection and Ranging) and marketed as our Laser Ally system; and

●	digital audio/video system that is integrated into a large law-enforcement style flashlight and marketed as our DVF-500 system.

Historically, these product series were used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage. During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications. We plan to launch additional derivative products in 2013 primarily in the in-car video and body worn systems.  We also intend to produce and sell other digital video devices in the future.  These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored.  In addition to selling our products directly to our customers, we may in the future sell assemblies or complete units containing our technology incorporating digital video and sound recording for use in non-competing products to OEM (original equipment manufacturer) customers.

In-Car Digital Video System – DVM-100, DVM-400, DVM-500Plus and DVM-750

In-car video systems for patrol cars are now a necessity and have generally become standard.  Current systems are digital and VHS-based with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle.  Most manufacturers have already developed or at least have begun transitioning to digital video, but some have had problems obtaining the appropriate technology.

Our digital video rear view mirror unit is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror, with a monitor, GPS and 900 MHz audio transceiver. Our system is more compact and unobtrusive than certain of  our competitors because it requires no recording equipment to be located in other parts of the vehicle.

Our in-car digital video rear view mirror has the following features:

●	wide angle zoom color camera;

●	standards-based video and audio compression and recording;

●	system is concealed in the rear view mirror, replacing factory rear view mirror;

●	monitor in rear-view mirror is invisible when not activated;

●	eliminates need for analog tapes to store and catalogue;

●	easily installs in any vehicle;

●	archives to computers (wirelessly) and to DVDs, CD-ROMs, or file servers;

●	900 MHz audio transceiver with automatic activation;

●	marks exact location of incident with integrated GPS;

●	playback using Windows Media Player;

●	optional wireless download of stored video evidence;

●	proprietary software protects the chain of custody; and

●	records to rugged and durable solid state memory.

In-Car Digital Video”Event Recorder” System – DVM-250 and DVM-250Plus

We believe there are several other markets and industries which may find our in-car digital video rear view mirror unit useful, such as the ambulance, school bus, mass transit and delivery service industries.  We market a product that we believe addresses these commercial fleet markets with the DVM-250 and DVM-250Plus Event Recorders.  The DVM-250 is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-500Plus and DVM-750 mirror systems at a lower price point.  The DVM-250 is designed to capture “events” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes.  These potential markets may find our units attractive from both a feature and cost perspective, compared to other providers. Our preliminary marketing efforts indicate that these commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

All-Weather Mobile Digital Video System – DV-500Ultra

This system is a derivative of our in-car video systems, but is more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically for use on motorcycles, ATVs and boats.  Current systems are digital and VHS-based with cameras mounted in the frame of the motorcycle, ATV or boat and the recording device generally in the saddle-bag or other compartment.  Most manufacturers have already developed or at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.  We are developing a new product for this market, which we believe is more compact and rugged than our current system and those of our competitors.

Miniature Body-Worn Digital Video System - FirstVU

This system is also a derivative of our in-car video systems, but is much smaller and lighter, more rugged and water-proofed to handle a more hostile outdoor environment.  These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing.  The unit is self-contained and requires no external battery or storage devices.  Current systems are digital based but generally require a battery pack and/or storage device to be connected to the camera by wire or other means.   We believe that our FirstVU product is more desirable for potential users than our competitors’ offerings because of its small size, shape and lightweight characteristics.  We plan to launch our next generation FirstVU HD product that will improve the video quality, battery life, and the weight of our body-worn camera later in 2013.

Hand-Held Speed Detection System – Laser Ally

This system is a lightweight, hand-held speed detection device that uses LIDAR (Light Detection and Ranging) technology rather than the traditional radar systems, which use sound waves. LIDAR systems are used in high congestion traffic areas that require extreme accuracy and identification of the subject vehicles.  This system uses new technology that prevents the Laser Ally from being detected by current detectors or jammed by current jamming devices. This system was developed and is being manufactured by a third party vendor for us.

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

The unit is a high-quality, water-resistant, machined aluminum body, law enforcement-style flashlight that integrates a complete digital video and audio recording system.  The system is so compact that the size, shape and weight of the digital video flashlight are virtually the same as a traditional flashlight.  This allows the continued use of the flashlight as a standard tactical flashlight or as a defensive baton if necessary.  As a self-contained unit, the digital video flashlight does not rely on transmitters, cables, external batteries or a separate recorder.  The digital video flashlight provides room for the digital video system by replacing regular flashlight bulbs with new ultra-bright light-emitting diode (“LED”) technology, as opposed to fragile conventional lamps.  The small physical size and mechanical ruggedness of the LED makes it ideal for use in professional flashlights.

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

Other Products

During the last year, we have focused our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories.  Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement.

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, general consumer and commercial and the original equipment manufacturers. We have made inroads into the ambulance service provider market which has confirmed that our DVM-250 product series can become a significant revenue producer for us.

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

Additionally, motorcycle patrolmen rarely have video systems.  We believe that the digital video flashlight can become an essential tool for the motorcycle policeman to provide evidence not previously available.  We also have developed the DV-500Ultra as a mobile application of our digital video recording system that can be used by motorcycle police and water patrol.

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

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products.  Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products.  Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers.  Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment.  We have identified multiple suppliers who meet our quality, cost, and performance criteria.  We intend to use more than one source for circuit board assembly to ensure a reliable supply over time.  We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing.  Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice.  In addition, such technicians are valuable in our service and repair business to support our growing installed customer base.  We have a non-exclusive supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product.  The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period ending February 2014.  We have purchased approximately $2,470,000 of product under this agreement as of December 31, 2012 and we have remaining obligations to purchase approximately $987,000 from January 1, 2013 through its expiration in February 2014.  The agreement is renewable thereafter on an annual basis unless either of the parties determines not to renew it and provided the parties are in compliance with the agreement. We also contract with a manufacturer in Asia for the production of our DVM-100, DVM-400, DVM-250, DVM-250Plus and FirstVU products.  The contract provides for no minimum purchase requirements and has an initial term through July 2016 with Digital Ally having the right to exercise three additional options to extend the contract for three additional years each.

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

The following is a summary of our license agreements as of December 31, 2012:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2013	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2013	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2013	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	We have three successive options to renew for three years periods each, unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

Sales and Marketing

We reorganized our domestic sales force and organization for our law enforcement channel. Traditionally, we used third party sales agents to market our law enforcement products domestically. We have principally changed to an employee-based, direct sales force that provides us with more control and monitoring of our sales force and its daily activities. Additionally, we reduced the size of certain territories and consequently increased the overall number of domestic sales territories and sales personnel from 15 at the beginning of the 2012 to 22 currently in order to better penetrate the market. During 2012, we converted one third party sales agent to be an employee-based direct sales person and replaced the remaining third party sales agents with new employee sales personnel. Our objective with this new employee-based model, including the replacement of the sales agents, was to encourage our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. We believe a portion of the revenue decrease in 2011 and 2012 was due to third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We believe that our reorganization has addressed these concerns.  Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation support.  Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

We use our direct sales force and our international distributors to market our products.  Our key promotional activities include:

●	attendance at industry trade shows and conventions;

●	use of a cut-away police car model to demonstrate the digital video rear view mirror product at trade shows, conventions and other marketing venues;

●	direct sales, with a force of industry-specific sales individuals who identify, call upon and build on-going relationships with key purchasers and targeted industries;

●	support of our direct sales with passive sales systems, including inside sales and e-commerce;

●	print advertising in journals with specialized industry focus;

●	direct mail campaigns targeted to potential customers;

●	web advertising, including supportive search engines and website and registration with appropriate sourcing entities;

●	public relations, industry-specific venues, as well as general media, to create awareness of our brand and our products, including membership in appropriate trade organizations; and

●	brand identification through trade names associated with us and our products.

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

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad.  We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.  However, we license the critical technology on which our products are based from third parties, including Sasken-Ingenient Technologies, Inc. and Nuvation Research Corporation.

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our Laser Ally, FirstVU, DVM-100, DVM-250 and DVM-400 products.  These supply and distribution agreements contain certain confidentiality provisions that protect our as well as the third party manufacturers’ proprietary technology.

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

Employees

We had 91 full-time employees as of December 31, 2012.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

Risk Factors

We incurred a loss in 2012.

We had an accumulated deficit of $13,247,561 at December 31, 2012, which reflects our net losses of $1,970,989 and $3,962,246 for 2012 and 2011, respectively, as noted in our audited consolidated financial statements.  At December 31, 2012, we had working capital of approximately $8.9 million. We have implemented several initiatives intended to improve our revenues and reduce our operating costs with a goal of restoring profitability.  If we are unsuccessful in this regard, it will have a material adverse impact on our business, prospects, operating results and financial condition.

Our credit facility

We borrowed $2.5 million under two subordinated promissory notes during 2011, which provided the funds necessary to pay off our maturing bank line of credit and to fund our operating needs.  The subordinated promissory notes require monthly interest-only payments until their maturity date in May 2014.  We have no revolving credit facility to fund our operating needs should it become necessary.  It will be difficult to obtain an institutional line of credit facility given our recent operating losses and the current banking environment, which may adversely affect our ability to finance our business, grow or be profitable.  Further, any new credit facility may not be on terms favorable to us.

If we are unable to manage our current business activities, our prospects may be limited and our future profitability may be adversely affected.

We experienced rapid expansion in business through 2008 followed by a decline in our operating results from 2009 to 2012.  Our revenue level has proven to be unpredictable, which poses significant burdens on us to be proactive in managing production, personnel levels and related costs.  We expanded our production capabilities and capacity significantly to handle anticipated new products in 2009 and 2010, which strained our managerial, financial and other resources when revenues unexpectedly declined during this period and later.  We will need to improve our revenues, operations, financial and other internal systems to manage our business effectively, and any failure to do so may lead to inefficiencies and redundancies which reduce our prospects to return to profitability.

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

We are marketing our DVM-250 and DVM-250Plus event recorder products to commercial fleet customers, which is a relatively new sales channel for us and we may experience problems in gaining acceptance.

The principal target market for our event recorder products is commercial fleet operators, such as taxi cabs, limousine services, transit buses, ambulance services and a variety of delivery services. This is a relatively new sales channel for us and we may experience difficulty gaining acceptance of our other products by the targeted customers. Our sales of such products will be subject to budget constraints of both the large and small prospective customers, which could result in a significant reduction in our anticipated revenues.  Certain of such companies are experiencing budgetary and financial pressures as a result of the recession and slow recovery and their impact on their revenues, all of which may negatively impact their ability to purchase our products.  As a result, even if prospective customers want to acquire our products, they may be unable to do so because of such factors.  Further, even if such companies have the necessary funds, we may experience delays and relatively long sales cycles due to their internal decision making policies and procedures.

The recent economic downturn has depressed state and local tax revenues from sales, use, income and property tax sources. The reduction in such revenues has reduced funding to law enforcement agencies that represent our primary customers.

The national economy has been in a deep recession and slow recovery, resulting in lower tax collections by state and local taxing authorities.  Law enforcement agencies rely on funding from state and local tax sources to purchase our products.  These factors have decreased our primary customers’ ability to purchase our systems unless they can find other sources of funding to cover the shortfall.  While we hoped that the Economic Stimulus Act of 2009 would provide a source of alternative funding, the amount, timing and use of such alternative funding by our prospective customers have been less than expected.  We cannot assure investors that such law enforcement agencies will have the necessary funds to purchase our products even though they may want to do so.

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

We have historically derived our revenues predominantly from sales of our in-car video systems, including the DVM-500 series and DVM-750 digital video rear view mirrors and accessories, and we expect to continue to depend on sales of these products during 2013.  However, we introduced several new products in 2011 and 2012 and  intend to introduce new products during 2013 with a view to diversifying our revenue sources in the future.  A decrease in the prices of, or the demand for our in-car video products, or the failure to achieve broad market acceptance of our new product offerings, would significantly harm our growth prospects, operating results and financial condition.

We substantially depend on our research and development activities to design new products and upgrades to existing products and if these products are not widely accepted, or we encounter difficulties and delays in launching these new products, our growth prospects will be diminished.

We have a number of active research and development projects underway at the current time that are intended to launch new products or upgrades to existing products.  We may incur substantial costs and/or delays in completion of these activities that may not result in viable products or may not be received well by our potential customers.  We incurred $2,528,790 and $2,773,962 in research and development expenses during the years ended December 31, 2012 and 2011, respectively, which represent a substantial expense in relation to our total revenues and net loss.  If we are unsuccessful in bringing these products from the engineering prototype phase to commercial production, we could incur additional expenses (in addition to those already spent) without receiving revenues from the new products.  Also, these new products may fail to achieve broad market acceptance and may not generate revenue to cover expenses incurred to design, develop, produce and market the new product offerings.  Substantial delays in the launch of one or more products could negatively impacted our revenues and increase our costs, which could significantly harm our growth prospects, operating results and financial condition.

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

We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our executive officers, Stanton E. Ross and Thomas J. Heckman.  We do not have employment agreements with Messrs. Ross or Heckman.  The loss of the services of these individuals could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  We have not obtained key-man life insurance policies on these individuals.  We are also dependent to a substantial degree on our technical, research and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, management, marketing and financial personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

We rely on third party distributors and representatives for our international marketing capability.

Our distribution strategy is to pursue international sales through multiple channels with an emphasis on independent distributors and representatives.  Our inability to recruit and retain distributors and representatives who can successfully sell our products would adversely affect our international sales.  In addition, our arrangements with our distributors and representatives are generally short-term.  If we do not competitively price our products, meet the requirements of our distributors and representatives or end-users, provide adequate marketing and technical support, or comply with the terms of our distribution arrangements, our distributors and representatives may fail to aggressively market our products or may terminate their relationships with us.  These developments would likely have a material adverse effect on our international sales.  Our reliance on the sales of products by others also makes it more difficult to predict our revenues, cash flow and operating results.

We are dependent on manufacturers and suppliers.

We purchase, and intend to continue to purchase, substantially all of the components for our products and some entire products, from a limited number of manufacturers and suppliers, most of whom are located outside the United States.  Our internal process is principally to assemble the various components and subassemblies manufactured by our suppliers and test the assembled product prior to shipping to our customers.  We do not intend to directly manufacture any of the equipment or parts to be used in our products.  Our reliance upon outside manufacturers and suppliers, including foreign suppliers, is expected to continue, increase in scope and involves several risks, including limited control over the availability of components, and products themselves and related delivery schedules, pricing and product quality.  We may experience delays, additional expenses and lost sales if we are required to locate and qualify alternative manufacturers and suppliers.

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

While we do the final assembly, testing, packaging, and shipment of certain of our products in-house, a number of our component parts are manufactured by subcontractors.  These subcontractors include: raw circuit board manufacturers, circuit board assembly houses, injection plastic molders, metal parts fabricators, and other custom component providers.  While we are dependent upon these subcontractors to the extent that they are producing custom subassemblies and components necessary for manufacturing our products, we still own the designs and intellectual property involved.  This means that the failure of any one contractor to perform may cause delays in production.  However, we can mitigate potential interruptions by maintaining “buffer stocks” of critical parts and subassemblies and by using multiple sources for critical components.  We also have the ability to move our subcontracting to alternate providers.  Being forced to use a different subcontractor could cause production interruptions ranging from negligible, such as a few weeks, to very costly, such as four to six months.  Further, the failure of a foreign manufacturer to deliver products to us timely, in sufficient quantities and with the requisite quality would have a material adverse impact on our business, operations and financial condition.

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

We have a supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product.  This vendor developed and is the only manufacturer of this product. The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period ending February 2014.  We have purchased approximately $2,470,000 of product under this agreement as of December 31, 2012 and we have remaining obligations to purchase approximately $987,000 through its expiration in February 2014. The agreement is renewable thereafter on an annual basis unless either of the parties determines not to renew it and provided the parties are in compliance with the agreements.  The agreement is non-exclusive, which means that DragonEye could enter into supply and distribution or similar agreements with other parties for the product, which could not bear our “Laser Ally” name.  We are relying on our sales distribution channel to market and sell a sufficient quantity of the product to existing and new customers in order to meet our purchase obligation under the agreement. It is likely that we will not be able to make the payments under the agreement, if we fail to do so.  In addition, if this agreement is not renewed for any reason, it would cause us significant time and expense to redevelop or source a replacement for our Laser Ally product on a different software and hardware platform, which could have a material adverse effect on our business, operating results and financial condition.

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

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 34.5%, including options vested or to vest within sixty days, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

We are a party to several lawsuits both as a plaintiff and as a defendant in which we may ultimately not prevail resulting in losses and may cause our stock price to decline.

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

We have granted options to purchase a total of 552,650 shares of our common stock under our stock option and restricted stock plans which were outstanding and unexercised as of December 31, 2012.  To the extent that outstanding stock options are exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options.

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

Our articles of incorporation authorize the issuance of 9,375,000 shares of our common stock.  The common stock can be issued by our board of directors without stockholder approval.  In addition, we are anticipating seeking approval from our shareholders at our next annual meeting for an amendment to our Articles of Incorporation in order to increase the number of shares of common stock available for issuance and to approve the authorization of blank check preferred stock.  Any future issuances of equity would further dilute the percentage ownership of us held by our public shareholders.

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

Other factors that could cause such volatility may include, among other things:

●	digital video in-car recording products not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

●	acceptance of our new products in the marketplace and, in particular, the commercial fleet and mass transit market;

●	actual or anticipated fluctuations in our operating results;

●	the potential absence of securities analysts covering us and distributing research and recommendations about us;

●	we expect our actual operating results to fluctuate widely as we increase our sales and production capabilities and other operations;

●	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

●	overall stock market fluctuations;

●	economic conditions generally and in the law enforcement and security industries in particular;

●	announcements concerning our business or those of our competitors or customers;

●	our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	we have $2.5 million of borrowings outstanding as of December 31, 2012 under two unsecured notes payable to a private, third party lender that mature in May 2014;

●	we have no institutional line-of-credit available to fund our operations and we may be unable to obtain a line of credit under terms that are mutually agreeable;

●	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

●	announcements of technological innovations;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

●	future sales of common stock;

●	actions initiated by the SEC or other regulatory bodies;

●	existence or lack of patents or proprietary rights;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The Company entered into a non-cancellable, long-term facility lease in September 2012 to combine all of its operations into one location, commencing in November 2012. The new facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219.  The lease will terminate on April 1, 2020 and provides a rent holiday/abatement period for the first twelve months. Thereafter, the monthly rent will range from $35,634 to $38,533 over the term.

The leases for the previous Company facilities each expired between October 2012 and December 2012 and were not extended.

ITEM 3.    LEGAL PROCEEDINGS.

On June 8, 2009, we filed suit against Z3 Technologies, LLC ("Z3") in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 to-date under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long-term liability as of December 31, 2012 due to the expected time required to conclude the appeal process. We have charged $780,350 to operations during the twelve months ended December 31, 2012 as litigation charge and related expenses. Such charges include the $530,000 judgment and all related legal fees and expenses incurred and accrued during the twelve months ended December 31, 2012. We have also accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

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

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the payment on October 16, 2012. The Company recorded the $610,000 settlement in litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of December 31, 2012. The net amount included in litigation charge (credit) and related expenses at December 31, 2012 for this lawsuit were $(466,400).

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

Our common stock commenced trading on the NASDAQ Capital Market on January 2, 2008 under the symbol “DGLY,” and continues to do so.  From July 2007 until we became listed on the NASDAQ Capital Market, our common stock was traded on the OTC Bulletin Board and prior to that it was quoted in the “Pink Sheets.”

The high/low closing prices of our common stock were as follows for the periods below.  The following quotations have been retroactively restated for the effects of a one-for-eight reverse stock split which was effective on August 24, 2012. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2012
1st Quarter	$6.16	$3.36
2nd Quarter	$6.24	$2.50
3rd Quarter	$7.00	$2.48
4th Quarter	$5.90	$2.91

Year Ended December 31, 2011
1st Quarter	$15.12	$10.40
2nd Quarter	$11.28	$7.52
3rd Quarter	$9.60	$5.28
4th Quarter	$7.52	$4.80

Holders of Common Stock

As of December 31, 2012, we had approximately 82 shareholders of record for our common stock.

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

Stock Repurchase Plan

During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012, at which point it terminated.  We made no purchases under this program during the years ended December 31, 2012 and 2011.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program from inception to December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005.  The 2005 Plan authorizes us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards.  At December 31, 2012, there were 691 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”).  The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it.    At December 31, 2012, there were 36,387 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”).  The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it.  At December 31, 2012, there were 7,529 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it.  At December 31, 2012, there were 2,875 shares available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”).  The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it.  At December 31, 2012, there were 41,875 shares available for issuance under the 2011 Plan.

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

On July 31, 2008, we filed registration statements on Form S-8 and an amendment to a previously filed Form S-8 with the SEC which registered 812,500 shares to be issued upon exercise of the stock options underlying the 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan. On March 28, 2012, we filed a registration statement on Form S-8, which registered 62,500 shares to be issued upon exercise of stock options underlying the 2011 Stock Plan.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	435,208	$17.87	81,828
Equity compensation plans not approved by stockholders	117,442	$17.87	7,529
Total all plans	552,650	$17.87	89,357

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal years ended December 31, 2012 and 2011.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (1) our losses in fiscal 2009 through 2012;  (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250 and DVM-100, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our DVM-250 for the commercial  fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales during 2013; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectantly from quarter to quarter; (25)  sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32)  our stock price is likely to be highly volatile due to a number  of factors, including a relatively  limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets.  We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests.  We began shipping our flagship digital video mirror in March 2006.  We have developed additional products to complement our DVM-500 and DVM-750 in-car video products including lower priced in-car video mirrors (the DVM-100 and DVM-400) speed detection (Laser Ally) and body worn camera (FirstVU) products designed for law enforcement usage. Furthermore, we have recently launched a new line of digital video mirrors (the DVM-250 and DVM-250Plus) that serve as “event recorders” for the commercial fleet and mass transit markets that expands our customer base beyond the traditional law enforcement agencies.     We have additional research and development projects that we anticipate will result in several new product launches during 2013.  We believe that the launch of these new products will help to diversify and increase our product offerings and result in increased revenues in the future.

We experienced a negative trend in our operating results in 2012 and 2011 and have reported operating losses during all but one of the previous eight fiscal quarters.  The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$ 4,638,087	$4,596,768	$4,600,797	$3,782,456	$ 4,286,314	$ 5,817,893	$ 4,743,253	$ 4,729,693
Gross profit	2,392,397	2,617,310	2,475,663	1,996,617	1,841,104	2,989,496	1,964,557	1,976,773
Gross profit margin percentage	51.6%	56.9%	53.8%	52.8%	43.0%	51.4%	41.4%	41.8%
Total selling, general and administrative expenses	2,807,221	2,281,294	3,351,193	2,728,797	3,143,348	3,081,936	3,064,005	3,107,442
Operating income (loss)	(414,824)	336,016	(875,530)	(732,180)	(1,302,244)	(92,440)	(1,099,448)	(1,130,669)
Operating margin percentage	(8.9%)	7.3%	(19.0)%	(19.4)%	(30.4%)	(1.6%)	(23.2%)	(23.9%)
Net income (loss)	$ (487,099)	$270,040	$(949,201)	$(804,729)	$ (1,517,136)	$ (162,918)	$ (1,134,903)	$ (1,147,289)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table.  These variations result in part from the timing of large individual orders from international, as well as domestic, customers and our new products, such as the DVM-100, DVM-400 and DVM-250.  We incurred an operating loss during fourth quarter 2012 of $414,824 on revenues of $4,638,087 compared to operating income of $336,016 on total revenues of $4,596,768 in the third quarter 2012.  The operating income reported in third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012 (See Note 10 to the Condensed Consolidated Financial Statements) and was the first profitable quarter since fourth quarter 2009 when we reported operating income of $341,167.  We believe that regardless of the operating loss in the fourth quarter of 2012, the operating results for such quarter demonstrates continued improvement from late 2011 and early 2012. Our gross margin percentage decreased to 51.6% compared to 56.9% in third quarter 2012, 53.8% in second quarter 2012 and 52.8% in first quarter 2012 due to an improvement in international sales, increased costs to improve the wireless transfer modules (“WTM”) and discounting some larger international sales transactions in the fourth quarter 2012.  Our selling, general and administrative (“SG&A”) expenses increased in fourth quarter 2012 compared to third quarter 2012 due to the litigation settlement reported in third quarter 2012 that did not recur in the fourth quarter 2012, and the costs incurred to consolidate our operations into one facility during the fourth quarter 2012 which was approximately $120,000. Our international revenues during 2012 decreased over 2011 levels as we shipped international orders totaling $1,031,066 in 2012, compared to $2,028,591 during 2011.

We expect to continue to experience significant fluctuations in revenues in 2013 and beyond due to the timing of larger orders from international, as well as domestic, customers.  For 2013, we are focusing on increasing revenues and improving gross margins on sales in addition to continuing our general and administrative cost reduction and containment measures.  We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis.  Our inventory levels increased slightly during 2012 compared to 2011 and the primary cause was increases in the Laser Ally products which are subject to minimum purchase requirements. Management has implemented a program to reduce overall inventory levels in 2013 as we attempt to improve sales, decrease production rates and reduce procurement costs throughout our supply chain.

There have been a number of factors/trends affecting our recent performance, which include:

●
Revenues increased in the fourth quarter 2012 to $4,638,087 from $4,596,768 in the third quarter 2012 and were the highest achieved since third quarter 2011, when revenues aggregated $5,817,893. We attribute the revenue increases in the second, third and fourth quarters of 2012 to the reorganization of our law enforcement sales force, which was begun in late 2011 and continued through the first and second quarters of 2012. We have moved to an employee-based sales force, as opposed to our historical usage of independent sales agents for domestic markets.   We believe the sales force reorganization will continue to have a positive impact in the future, but recognizes that the economic climate will continue to depress certain state and local tax bases and may contribute to a challenging business environment in 2013.

●
We have recently launched additional products to complement our DVM-500 and DVM-750 in-car video products in an effort to diversify our sources of revenue. In that respect, we launched the Laser Ally speed detection system in third quarter 2010, the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011, and plan to launch the new FirstVU HD and UltraVU during 2013. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500Plus and DVM-750 revenues.  In addition, the DVM-250 and DVM-250Plus event recorders are designed for commercial fleet operators, which will allow us to seek new customers outside of law enforcement.  Our recently released products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250Plus, and the Laser Ally, contributed 13% of the total sales for 2012 compared to 8% for 2011.

●
Our gross profit on sales declined to 51.6% during fourth quarter 2012 reversing the gross profit of 56.9% we achieved in third quarter 2012. Our gross profit was 53.8% in second quarter 2012 and 52.8% in first quarter 2012. The decrease in fourth quarter 2012 was due to an increase in international revenues, increased costs to improve our WTM’s and discounting of a few larger sales transactions in the fourth quarter 2012.  Gross profit as a percentage of sales increased to 54% for fiscal 2012 compared to 45% for fiscal 2011. We attribute the improvement in 2012 to our supply chain improvement plan as we continued producing and shipping both DVM-500Plus and DVM-750 units containing the lower cost components, and our ability to transition sales volume to our recently added products, which have higher margins than our DVM-500 and DVM-750 in car video products. During 2011, we implemented our supply chain plan to improve gross margin through better outsourcing of our component parts in the future, including from foreign sources, which allowed us to reduce our production overhead costs through headcount and other cost reductions.  Our goal is to continue to improve margins during 2013 through our supply chain initiative, reduce manufacturing overhead, increase sales volume and improve product mix. We continue to focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and expect it to have a negative impact on our gross margins to some degree during 2013.

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

●
Our international revenues decreased in fiscal 2012 to $1,031,066 (6% of total revenues), compared to $2,028,591 (10% of total revenues) for 2011. During second quarter 2012, we reorganized our international sales structure and believe this will lead to more positive results in the future. International revenues in the fourth quarter 2012 were higher than the previous three quarters of 2012 combined. International revenues for the fourth quarter 2012 were $634,361 compared to $176,590, $60,680 and $159,435 for third quarter, second quarter and first quarter 2012, respectively.  We have made a number of bids for international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013.  This language flexibility may be a positive factor in our efforts to improve future international sales.

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

●
Our recent operating losses caused deterioration in our cash and liquidity in 2012 and 2011.  We borrowed $2,500,000 under two unsecured subordinated notes (the "Notes") payable to a private, third party lender. The Notes are due and payable in full on May 30, 2014 and may be prepaid without penalty at any time. We utilized the proceeds to retire our bank line of credit and provide cash for operations.  We had no institutional credit lines available to provide additional working capital as of December 31, 2012.  At December 31, 2012, we had available cash balances of $703,172 and approximately $8.9 million of working capital, primarily in the form of inventory and accounts receivable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 10 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers.   The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained.   The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods.   On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% compared to the original commitment.  We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment. After the initial term has expired, the parties may continue on a month-to-month basis and is terminable by either party upon 30 days advance notice.   The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment

March 2012 through February 2013	$846,240	$705,200	$141,040
March 2012 through February 2014	846,240	—	846,240

	$1,692,480	$705,200	$987,280

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks.  We held approximately $1,535,000 of such products in finished goods inventory as of December 31, 2012 and have sold approximately 500 units since the beginning of the agreement through December 31, 2012.

For the Years Ended December 31, 2012 and 2011

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2012 and 2011, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2012	2011

Revenue	100%	100%
Cost of revenue	46%	55%

Gross profit	54%	45%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	15%	11%
Stock-based compensation expense	3%	4%
Litigation charge and related expenses	2%	0%
General and administrative expense	30%	34%

Total selling, general and administrative expenses	64%	63%

Operating loss	(10%)	(18%)
Interest income (expense)	(1%)	(2%)

Loss before income tax benefit	(11%)	(20%)
Income tax (provision)	—%	—%

Net loss	(11%)	(20%)

Net loss per share information:
Basic	$(0.97)	$(1.96)
Diluted	$(0.97)	$(1.96)

Revenues

Our current product offerings include the following:

Product	Description	Retail price
DVM-500Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DV-500Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,595
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$795
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250Plus which has additional features and retails for $1,295.	$995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,495
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795

We sell our products and services to law enforcement and commercial customers in the following manner:

●
Sales to domestic and international customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through commissioned third-party sales agents or our direct sales force, who are our employees.  Revenue is recorded when the product is shipped to the end customer.

●
Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price.  The distributor retains the margin as its compensation for their role in the transaction.  The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.  Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.  For a portion of 2012 we had a number of independent distributors selling under this arrangement.

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

Revenues for the years ended December 31, 2012 and 2011 were derived from the following sources:

	Years ended December 31,
	2012	2011

DVM-500Plus	47%	58%
DVM-750	20%	23%
DVM-100 & DVM-400	6%	3%
Laser Ally	3%	3%
DVM-250 & DVM- 250 Plus	4%	2%
Repair and service	2%	1%
FirstVu	1%	1%
Accessories and other revenues	17%	9%
	100%	100%

We experienced a change in the sales mix of our products for the year ended December 31, 2012 compared to the year ended December 31, 2011. Our newer products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250Plus, and the Laser Ally, contributed 13% of our total sales for the twelve months ended December 31, 2012, compared to 8% for the comparable period ending December 31, 2011. We expect that the sales mix will continue to transition from the DVM-550 Plus and DVM-750 to our newer products during 2013.

Revenues for the years ended December 31, 2012 and 2011 were $17,618,108 and $19,577,153, respectively, a decrease of $1,959,045 (10%), due to the following factors:

●
Our revenues decreased due to the challenging economy that continued to negatively impact state, county and municipal budgets which fund our law enforcement customers.  We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including their local budget reductions and anticipation of receiving the federal government’s stimulus funds in order to preserve their currently available funding and budgets.   Our average order size decreased from approximately $3,400 in the year ended December 31, 2011 to $2,600 during the year ended December 31, 2012.  We shipped fifteen individual orders in excess of $100,000, for a total of approximately $3.2 million in revenue, in the year ended December 31, 2012 compared to thirteen orders individually in excess of $100,000, for total revenue of approximately $3.6 million in the year ended December 31, 2011.  We believe this reflects reduced law enforcement budgets where the customers are covering only the minimum required needs rather than full fleet deployments.  In addition, the new products we introduced in 2010 and 2011 (FirstVU, Laser Ally, DVM-250, DVM-250Plus, DVM-100 and DVM-400) all have lower average selling prices than our legacy digital video mirror lines. Repair orders at lower average invoice amounts have also increased significantly as our installed base continues to come off of warranty.  These repair orders are at lower average price levels and are impacting our overall average invoice size. We maintained consistent retail pricing on our law enforcement mirror models during 2012 and do not plan any material changes in pricing during 2013, including the new products recently introduced.  Our newer mirror-based products include the DVM-100, DVM-250, DVM-250Plus and the DVM-400, which will be sold at lower retail pricing levels compared to our legacy products during the 2013 due to fewer features relative to our legacy DVM-500Plus and DVM-750 models.  We are experiencing some price competition and discounting from our competitors as they attempt to regain market share.  For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

●
We reorganized our domestic sales force and organization for our law enforcement channel during 2012. Traditionally, we have used third party sales agents to market our law enforcement products domestically. We have changed principally to an employee-based direct sales force that provides us with more control and monitoring of our sales force and their daily activities. In addition, we have reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel, from 15 at the beginning of 2012 to 22 currently, in order to better penetrate the market.  During 2012, we converted one third party sales agent to be an employee-based direct sales person and replaced the remaining third party sales agents with new employee-based sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, is to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results.  We believe that a portion of the revenue decrease experienced in 2011 and early 2012 revenues resulted from third party sales agents reducing their sales efforts because they did not have the financial resources to travel, meet and market directly to their customers as a result of the difficult economic conditions. We reorganized to address these concerns.  We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories have caused temporary disruptions and contributed to the lower revenues in 2012 compared to 2011. In conjunction with the sales force reorganization, we have identified, hired and trained 14 new sales personnel in 2012 that principally replaced underperforming sales agents.  We hope that this transition will result in improved revenues from these historically underperforming territories in the future.

●
Our international revenues decreased to $1,031,066, representing 6% of total revenues, during the year ended December 31, 2012 compared to $2,028,591, representing 10% of total revenues, during the year ended December 31, 2011. During second quarter 2012, we reorganized our international sales structure and believe this will lead to more positive results in the future. International revenues in the fourth quarter 2012 were better than the previous three quarters of 2012 combined. International revenues for the fourth quarter 2012 were $634,361 compared to $176,590, $60,680 and $159,435 for third quarter, second quarter and first quarter 2012, respectively. The reorganization of our international sales personnel and efforts began showing positive results in the second half of 2012 and we are hopeful this positive trend continues in 2013.  We have presented a number of bids for international customers; however, International sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-400, DVM-250 and DVM-250Plus. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during the balance of 2012.  This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the year ended December 31, 2012 and 2011 was $8,136,121 and $10,805,223, respectively, a decrease of $2,669,102 (25%).  The decrease in costs of goods sold is partially due to the 10% decrease in revenues during the year ended December 31, 2012 compared to 2011, and improvement in cost of goods sold as a percent of revenues during the twelve months ended December 31, 2012 compared to 2011.  Cost of sales as a percentage of revenues decreased to 46% during the year ended December 31, 2012 compared to 55% for the year ended December 31, 2011.  Our goal is to reduce cost of sales as a percentage of revenues during 2013 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500Plus, are main focuses of management and engineering.  In addition, we are continuing to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore.  Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility.  By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs.  We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers.  We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250, and DVM-250Plus, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.  We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $377,330 and $547,182 in reserves for obsolete and excess inventories at December 31, 2012 and December 31, 2011, respectively.   We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,475,827 and $2,168,761 at December 31, 2012 and December 31, 2011, respectively, an increase of $307,096 (14%). The increase in raw materials and component parts is attributable to a buildup in anticipation of moving our assembly and warehousing operations to a new facility in late November 2012 and the associated delays in ramping up our assembly operations before December 31, 2012.  We believe the introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during 2013. Finished goods balances were $5,050,572 and $4,844,446 at December 31, 2012 and December 31, 2011, respectively, an increase of $206,126 (4%). The increase in finished goods was primarily in the Laser Ally products, which are subject to minimum purchase requirements.  Finished goods at December 31, 2012 are primarily the Laser Ally products and the DVM-500Plus products which will be used to fulfill international and domestic orders during 2013. Finished goods also included increased supplies of our other newer products, including the FirstVU, DVM-250, DVM-400 and DVM-100 at December 31, 2012. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 4.9% as of December 31, 2012 compared to 7.6% at December 31, 2011.  We believe that our obsolescence risk was less at December 31, 2012 compared to December 31, 2011 because our management team made a concerted effort in 2012 to dispose of unusable parts from older versions of our products. Therefore, previously reserved obsolete parts were disposed of during 2012 and have been applied to our reserve balance. We believe these reserves are appropriate given our inventory levels at December 31, 2012.

Gross Profit

Gross profit for the years ended December 31, 2012 and 2011 was $9,481,987 and $8,771,930, respectively, an increase of $710,057 (8%).  The increase is commensurate with the significant improvement in cost of sales as a percent of revenue during the twelve months ended December 31, 2012 compared to the same period 2011 offset by the 10% decline in revenues.  Cost of sales as a percentage of revenues decreased to 46% for the year ended December 31, 2012 from 55% for the year ended December 31, 2011.   Our goal is to continue to improve our margins based upon the expected margins of our newer products, in particular the DVM-100, DVM-400, DVM-250 and DVM-250Plus, if they gain traction in the marketplace and increase commercial production in 2013.  In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components.  We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,168,505 and $12,396,731 for the years ended December 31, 2012 and 2011, respectively, a decrease of $1,228,226 (10%).  Overall selling, general and administrative expenses as a percentage of sales increased to 64% from 63% in 2012 and 2011.

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2012	2011

Research and development expense	$2,528,790	$2,773,962
Selling, advertising and promotional expense	2,587,427	2,232,831
Stock-based compensation expense	521,427	839,232
Professional fees and expense	657,818	740,894
Executive, sales, and administrative staff payroll	2,119,921	2,990,808
Litigation charge and related expenses	313,950	—
Other	2,439,172	2,819,004
Total	$11,168,505	$12,396,731

Research and development expense.  We continue to focus on bringing new products to market, including updates and improvements to current products.   Our research and development expenses totaled $2,528,790 and $2,773,962 for the years ended December 31, 2012 and 2011, respectively, a decrease of $245,172 (9%) because of our continued cost containment efforts and increased scrutiny of engineering resources.  We employed a total of 20 engineers at December 31, 2012, most of whom are dedicated to research and development activities for new products.  Research and development expenses as a percentage of total revenues were 14% in 2012 and 14% in 2011, illustrating our continuing commitment to bring new products to market and expanding our current product line.  We have active research and development projects on several new products, as well as upgrades to our existing product lines. We anticipate launching at least two new products during 2013, including the FirstVU HD and UltraVU products, which are the results of our research and development efforts.  We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses.   Selling, advertising and promotional expense totaled $2,587,427 and $2,232,831 for the years ended December 31, 2012 and 2011, respectively, an increase of $354,596 (16%). A large component of selling, promotional and advertising expense was commissions paid to our independent agents who represent our sales force in the domestic market.  These agents generally received a commission on sales ranging from 5.0% to 12% of the gross sales price to the end customer.  Sales commissions totaled $573,863 and $1,930,779 for the years ended December 31, 2012 and 2011, respectively, a decrease of $1,356,916 (70%), Sales commissions as a percentage of overall sales decreased to 3.3% during the year ended December 31, 2012 compared to 9.9% for the year ended December 31, 2011. The decrease in our overall sales commissions as a percentage of sales reflects the results of our sales force reorganization initiative that is intended to improve our revenues.

As part of such reorganization, we are now principally an employee-based direct sales force model where such sales personnel receive a base salary plus travel expenses and have the opportunity to earn commissions if their respective sales exceed their assigned quotas. During the twelve months ended December 31, 2012, we did not renew contracts with 11 sales agents, converted one sales agent from a third party representative to an employee-based sales person and increased the number of domestic territories from 15 to 22 territories to improve the coverage of our potential customer base. Additionally, we are now reimbursing expenses relative to our employee-based direct sales force to travel, meet with, and market to directly to our customers. The salary component for our law enforcement and commercial sales channel sales force and managers are included in selling, advertising and promotional expenses. Such salary expenses are becoming a larger component of our overall selling expenses due to the sales force reorganization. Sales commissions, salaries and reimbursed travel expenses paid to our employee-based direct sales force are all components of our selling, advertising and promotional expenses.

Promotional and advertising expenses totaled $518,340 during the years ended December 31, 2012 compared to $302,052 during the year ended December 31, 2011, an increase of $216,288 (72%).   The increase is primarily attributable to media advertising in trade publications and participation in more trade shows.  We have decided to invest in significantly more written media for all of our products, as well as attending more trade shows focused on both our commercial and law enforcement sales channels. Furthermore, we expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 and DVM-250Plus event recorders and to introduce our new FirstVU HD, UltraVU, DVM-400 and the DVM-100 products to the law enforcement channel in 2013.

Stock-based compensation expense.  Stock based compensation expense totaled $521,427 and $839,232 for the years ended December 31, 2012 and 2011, respectively, a decrease of $317,805 (38%).  The decrease was primarily attributable to stock options issued in January 2008 to officers and directors becoming fully vested in January 2012 and the associated stock based compensation expense ceasing in December 2011.

Professional fees and expense.  Professional fees and expenses totaled $657,818 and $740,894 for the years ended December 31, 2012 and 2011, respectively, a decrease of $83,076 (11%).   Professional fees during 2012 were related primarily to normal public company matters (including the reverse stock split), intellectual property matters and litigation matters. The decrease is primarily attributable to the Company’s cost containment measures coupled with the settlement of certain litigation.  In addition, professional fees associated with the litigation against a former contract manufacturer and Z3 have been classified separately as “Litigation charge and related expenses” in the Statement of Operations for year ended December 31, 2012. We expect increased legal fees regarding several patents and trademarks that have been or may be filed on our new products and litigation expense in 2013.

Executive, sales and administrative staff payroll.   Executive, sales and administrative staff payroll expenses totaled $2,119,921 and $2,990,808 for the years ended December 31, 2012 and 2011, respectively, a decrease of $870,887 (29%).  This decrease is attributable to approximately $100,000 of severance costs we incurred in first quarter 2011 as part of the cost containment initiative that did not recur in the twelve months ended December 31, 2012.  In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the executive officers for a savings of approximately $350,000 for the twelve months ended December 31, 2012. In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $90,000 for the twelve months ended December 31, 2012. In addition, we reduced the number of our sales support staff during 2012 in connection with the restructuring of our sales and marketing organization. Management anticipates the reduction in executive, sales and administrative payroll will continue during 2013 as the full benefit of the headcount reductions is realized. However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff in 2013 to handle field inquiries as our installed customer base continues to increase and additional technical support is required for our new products such as the FirstVU HD, UltraVU, DVM-250, DVM-400, and DVM-100.

Litigation charge (credit) and related expenses.  Litigation charges and expenses totaled $313,950 and $-0- for the years ended December 31, 2012 and 2011, respectively, an increase of $313,950 (100%).  The trial against a former contract manufacturer began on September 24, 2012 and the parties agreed to a settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation.  Legal fees incurred for defense of the lawsuit were offset against the proceeds and the net settlement for this lawsuit was $(466,400) at December 31, 2012. The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court's rulings and the judgment entered on July 3, 2012 and are appealing them. We incurred $250,350 of additional legal fees during the year ended December 31, 2012 to defend the Z3 lawsuit, which included the accrual of legal fees expected during the appeal process.

Other.  Other selling, general and administrative expenses totaled $2,439,172 and $2,819,004 for the years ended December 31, 2012 and 2011, respectively, a decrease of $379,832 (14%).  The decrease in 2012 was attributable to our cost containment measures that generally reduced the cost of information technology, telephone and internet services as we negotiated better contracts rates or moved to new service providers.  We plan to continue our cost containment initiatives in 2013 and expect that other selling, general and administrative costs will continue to decline in 2013.

Operating Loss

For the reasons previously stated, our operating loss was $1,686,518 and $3,624,801 for the years ended December 31, 2012 and 2011, respectively, an improvement of $1,938,283 (54%).  Operating loss as a percentage of revenues decreased to 10% in 2012 compared to 18% in 2011.

Interest Income

Interest income decreased to $10,088 in the year ended December 31, 2012 from $16,108 in 2011.  The decrease in interest income was a result of our decreased average cash balances and lower average interest rates earned on such balances during the year ended December 31, 2012 compared to 2011.

Interest Expense

We incurred interest expense of $294,559 and $222,460 during the years ended December 31, 2012 and 2011, respectively.  We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit.  We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013.  In July 2012 we extended the maturity dates of the Notes from May 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of December 30, 2012, less the unamortized discount of $96,378.

Loss on Debt Extinguishment

During November 2011, we extended the maturity date of the $1.5 million Note issued in May 2011 and issued a second Note for $1.0 million under the same terms.  The modification of the original Note payable was treated as an early extinguishment of the debt.  Accordingly, the remaining unamortized discount as of the date of modification ($131,093), was charged off and reflected as a loss on extinguishment of debt in the Statement of Operations. The Note was restructured again in July 2012 and it was determined this modification was not an early extinguishment of debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $1,970,989 and $3,962,246 for the years ended December 31, 2012 and 2011, respectively, an improvement of $1,991,257 (50%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the years ended December 31, 2012 and 2011, respectively, due to our decision to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2012 and 2011, respectively.  During 2012, we increased our valuation reserve on deferred tax assets by $565,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses. We had approximately $7,800,000 of net operating loss carryforwards and $1,083,000 of research and development tax credit carryforwards as of December 31, 2012 available to offset future net taxable income.

Net Loss

As a result of the above, for the years ended December 31, 2012 and 2011, we reported net losses of $1,970,989 and $3,962,246, respectively, an improvement of $1,991,257 (50%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.97 and $1.96 for the years ended December 31, 2012 and 2011, respectively, for the reasons previously noted.  All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2012 and 2011 because of the net loss reported for each period.

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

We had over $700,000 of available cash and equivalents and net working capital of approximately $8.9 million as of December 31, 2012. Net working capital as of December 31, 2012 includes approximately $3.0 million of accounts receivable and $7.3 million of inventory.   Management believes that it can achieve reduced inventory levels into 2013 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation.  However, we may find it necessary to raise additional capital if we do not regain profitability during 2013, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term, add to our existing credit facilities,  and do not have other means to support our planned operating activities.  Our ability to obtain such capital, if required, could have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern.  Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances:  As of December 31, 2012, we had cash and cash equivalents with an aggregate balance of $703,172, a decrease from a balance of $2,270,393 at December 31, 2011.  Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,567,221 net decrease in cash during the year ended December 31, 2012:

●	Operating activities:
$440,972 of net cash used in operating activities. Net cash used in operating activities was $440,972 for the year ended December 31, 2012 compared to net cash provided by operating activities of $945,519 for the year ended December 31, 2011, a deterioration of $1,386,491.  The deterioration in cash flow from operations for 2012 was primarily the result of our net losses and increases in inventory and accounts receivable.

●	Investing activities:
$1,078,093 of net cash used in investing activities. Cash used in investing activities was $1,078,093 and $151,101 for the years ended December 31, 2012 and 2011, respectively.  During 2012, we consolidated our operations into one new location which resulted in capital expenditures for new furniture, fixtures, and equipment.   During 2012 and 2011, we also incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In July, 2012, we were required to post a supersedeas bond in the amount of $662,500 to stay the execution of a judgment entered against the Company and appeal the decision.

●	Financing activities:
$48,156 of net cash used in financing activities. Cash used in financing activities was $48,156 for the year ended December 31, 2012 compared to net cash provided by financing activities of $852,500 for the year ended December 31, 2011, a deterioration of $900,656.  During the year ended December 31, 2012, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities. During the year ended December 31, 2011, we issued subordinated Notes in the aggregate principal amount of $2.5 million, the proceeds of which were used to repay the $1,500,000 outstanding balance on our bank line of credit and to provide working capital.  We paid $147,500 of debt issuance costs related to the Notes issued during 2011

The net result of these activities was a decrease in cash of $1,567,221 to $703,172 for the year ended December 31, 2012.

Commitments:

We had $703,172 of cash and cash equivalent balances and net positive working capital approximating $8.9 million as of December 31, 2012.  Accounts receivable balances represented $2,956,654 of our net working capital at December 31, 2012.  We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2013, which would help to provide positive cash flow to support our operations during 2013.  Inventory represented $7,294,721 of our net working capital at December 31, 2012 and finished goods represented $5,050,572 of total inventory.  We expect that finished goods will be converted to cash when customer orders are received and shipments occur during 2013.  We are actively managing the overall level of inventory and believe that such levels will be reduced during 2013 by our sales activities, which should provide additional cash flow to help support our operations during 2013.

Capital Expenditures.  We had commitments for capital expenditures to various contractors who provided leasehold improvements, furniture and equipment for our new facility that we moved to in late 2012. Such  commitments for capital expenditures totaled $306,975 at December 31, 2012.

Lease commitments-Operating Leases.  We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020.  In September 2012, the Company entered into a non-cancelable long-term facility lease to combine all of their operations into one location effective November 2012.  We have also entered into month-to-month leases for equipment and facilities.   Rent expense for the years ended December 31, 2012 and 2011 was $405,234 and $383,530, respectively, related to these leases.  We paid a security deposit in conjunction with the new facility lease in September 2012 in the amount of $116,888. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease, which was effective November 1, 2012.

Year ending December 31:

2013	$172,595
2014	428,505
2015	433,965
2016	439,707
2017 and thereafter	1,508,155

$2,982,927

License agreements.  We have several license agreements whereby we have been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $35,785 and $19,909 for the years ended December 31, 2012 and 2011, respectively.

Following is a summary of our licenses as of December 31, 2012:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2013	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2013	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2013	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

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

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$705,200	$141,040
March 2012 through February 2014	846,240	—	846,240

	$1,692,480	$705,200	$987,280

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks.  The Company held approximately $1,535,000 of such products in finished goods inventory as of December 31, 2012 and have sold approximately 500 units since the beginning of the agreement through December 31, 2012.

Litigation.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of December 31, 2012 due to the expected time required to conclude the appeal process. We have charged $780,350 to operations during the twelve months ended December 31, 2012 as litigation charge and related expenses. Such charges include the $530,000 judgment and all related legal fees and expenses incurred and accrued during the twelve months ended December 31, 2012. We have also accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

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

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the payment on October 16, 2012. The Company recorded the $610,000 settlement in litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of December 31, 2012. The net amount included in litigation charge (credit) and related expenses at December 31, 2012 for this lawsuit were $(466,400).

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees.  The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $108,312 and $121,745 for the years ended December 31, 2011 and 2010, respectively.  Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012, which terminated at such point.  We made no purchases under this program during the years ended December 31, 2012 and 2011.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program from inception to December 31, 2012.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts.  However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances.  Our historical bad debts have been negligible with less than $130,000 charged off as uncollectible on cumulative revenues of $144.9 million since we commenced deliveries during 2006.  As of December 31, 2012 and December 31, 2011, we recorded a reserve for doubtful accounts of $70,193 and $110,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility.  Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2012.  However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Raw material and component parts	$2,475,857	$2,168,761
Work-in-process	145,622	217,264
Finished goods	5,050,572	4,844,446

Subtotal	7,672,051	7,230,471
Reserve for excess and obsolete inventory	(377,330)	(547,182)

Total	$7,294,721	$6,683,289

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 4.9% of the gross inventory balance at December 31, 2012, compared to 7.6% of the gross inventory balance at December 31, 2011. Finished goods at December 31, 2012 are composed primarily of the Laser Ally and the DVM-500Plus products, which will be used to fulfill international and domestic orders during 2013. Finished goods also included supplies of our newer products, including the FirstVU, DVM-250, DVM-400 and DVM-100 at December 31, 2012. Raw material and component part inventory balances were increased at December 31, 2012 compared to December 31, 2011, as we moved our assembly operations and warehousing to a new location in late November 2012. We experienced some expected delays in ramping up our assembly operations as a result of the move which lead to the increased levels in raw materials at December 31, 2012. We believe that our obsolescence risk was less at December 31, 2012 compared to December 31, 2011 because our management team made a concerted effort in 2012 to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during 2012 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at December 31, 2012.
 If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.  We generally provide up to a two-year parts and labor warranty on our products to our customers.  Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims.  Our warranty reserves were decreased to $173,385 as of December 31, 2012 compared to $211,421 as of December 31, 2011, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in 2012.  Our new DVM-750 product failure rate has improved significantly during 2011 and 2012, which has contributed to the relatively stable level of warranty reserves.  We have introduced several new products, including the FirstVU, Laser Ally, DVM-100, DVM-400, DVM-250 and Thermal Ally, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims.  There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products.  Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.  We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation.  Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources.  We granted 141,375 options during the year ended December 31, 2012.  The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2012 are reflected in the following table:

Year ended December 31, 2012
Expected term of the options in years	2-5 years
Expected volatility of Company stock	66% - 73%
Expected dividends	None
Risk-free interest rate	0.24% - .64%
Expected forfeiture rate	5% - 75%

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

 In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of December 31, 2012 range from 5% to 75%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  As of December 31, 2011, cumulative valuation allowances in the amount of $5,830,000 were recorded in connection with the net deferred income tax assets.  Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $6,395,000 to fully reserve our deferred tax assets at December 31, 2012. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2012 because of the losses we incurred during the year ended December 31, 2012. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  We have no recorded liability as of December 31, 2012 representing uncertain tax positions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors and executive officers, is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2012 (our 2013 Proxy Statement).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2013 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2013 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2013 Proxy Statement.

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

3.           Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.

5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011

10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10K for the Year ending December 31, 2009.
23.1	Consent of Grant Thornton LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2012 and 2011.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 27, 2013
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 27, 2013
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 27, 2013
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 27, 2013
Daniel F. Hutchins, Director

/s/ Bernard A. Bianchino	March 27, 2013
Bernard A. Bianchino, Director

/s/ Stephen Gans	March 27, 2013
Stephen Gans, Director

/s/ Steven Phillips	March 27, 2013
Steven Phillips, Director

/s/ Thomas J. Heckman	March 27, 2013
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

DIGITAL ALLY, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-6

Notes to the Consolidated Financial Statements	F-7 - F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Digital Ally, Inc.

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. (a Nevada corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Kansas City, Missouri
March 27, 2013

DIGITAL ALLY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$703,172	$2,270,393
Accounts receivable-trade, less allowance for doubtful accounts of $70,193 – 2012 and $125,000 – 2011	2,956,654	2,853,049
Accounts receivable-other	71,148	104,318
Inventories	7,294,721	6,683,289
Prepaid expenses	258,642	302,318
Total current assets	11,284,337	12,213,367

Furniture, fixtures and equipment	4,392,880	4,073,713
Less accumulated depreciation and amortization	3,454,087	3,212,827

	938,793	860,886

Restricted cash	662,500	—
Intangible assets, net	217,660	226,802
Other assets	241,446	97,854
Total assets	$13,344,736	$13,398,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,520,207	$847,036
Accrued expenses	793,524	833,260
Capital lease obligation-current	66,087	—
Income taxes payable	6,717	21,046
Customer deposits	1,878	31,899

Total current liabilities	2,388,413	1,733,241

Long-term liabilities:
Subordinated note payable-long-term, net of discount of $96,378 and $142,711	2,403,622	2,357,289
Litigation accrual-long term	530,000	—
Capital lease obligation-long term	120,988	—

Total long term liabilities	3,054,610	2,357,289

Commitments and contingencies

Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,099,082 – 2012 and 2,082,832 – 2011	2,099	2,083
Additional paid in capital	23,304,401	22,740,094
Treasury stock, at cost (shares: 63,518 – 2012 and 63,518 - 2011)	(2,157,226)	(2,157,226)
Accumulated deficit	(13,247,561)	(11,276,572)
Total stockholders’ equity	7,901,713	9,308,379

Total liabilities and stockholders’ equity	$13,344,736	$13,398,909

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

	Year ended December 31,
	2012	2011

Product revenue	$16,691,136	$18,858,656
Other revenue	926,972	718,497

Total revenue	17,618,108	19,577,153
Cost of revenue	8,136,121	10,805,223

Gross profit	9,481,987	8,771,930
Selling, general and administrative expenses:
Research and development expense	2,528,790	2,773,962
Selling, advertising and promotional expense	2,587,427	2,232,831
Stock-based compensation expense	521,427	839,232
Litigation charge and related expenses	313,950	—
General and administrative expense	5,216,911	6,550,706

Total selling, general and administrative expenses	11,168,505	12,396,731

Operating loss	(1,686,518)	(3,624,801)

Interest income	10,088	16,108
Interest expense	(294,559)	(222,460)
Loss on extinguishment of debt	—	(131,093)

Loss before income tax expense	(1,970,989)	(3,962,246)
Income tax expense	—	—

Net loss	$(1,970,989)	$(3,962,246)

Net loss per share information:
Basic	$(0.97)	$(1.96)
Diluted	$(0.97)	$(1.96)

Weighted average shares outstanding:
Basic	2,029,109	2,018,979
Diluted	2,029,109	2,018,979

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid In
	Shares	Amount	Capital	Treasury stock	Accumulated deficit	Total
Balance, January 1, 2011	2,081,582	$2,082	$21,664,137	$(2,157,226)	$(7,314,326)	$12,194,667

Stock-based compensation	—	—	839,232	—	—	839,232

Restricted common stock grant	1,250	1	(1)	—	—	—
Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	236,726	—	—	236,726
Net loss	—	—	—	—	(3,962,246)	(3,962,246)

Balance, January 1, 2012	2,082,832	2,083	22,740,094	(2,157,226)	(11,276,572)	9,308,379

Stock-based compensation	—	—	521,427	—	—	521,427

Restricted common stock grant	16,250	16	(16)	—	—	—

Issuance of common stock purchase warrants related to issuance of subordinated note payable	—	—	38,052	—	—	38,052
Issuance of common stock purchase warrants related to consulting agreement	—	—	4,844	—	—	4,844
Net loss	—	—	—	—	(1,970,989)	(1,970,989)

Balance, December 31, 2012	2,099,082	$2,099	$23,304,401	$(2,157,226)	$(13,247,561)	$7,901,713

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,970,989)	$(3,962,246)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	672,090	1,062,103
Stock based compensation	521,427	839,232
Provision for inventory obsolescence	(169,852)	(186,396)
Provision for doubtful accounts receivable	(54,807)	15,000
Loss on extinguishment of debt	—	131,093

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(48,798)	1,911,504
Accounts receivable - other	33,170	241,393
Inventories	(441,580)	3,041,829
Prepaid expenses	42,874	39,266
Other assets	(143,592)	(6,721)
Increase (decrease) in:
Accounts payable	673,171	(2,309,997)
Accrued expenses	(39,736)	104,781
Litigation accrual	530,000	—
Income taxes payable	(14,329)	(4,579)
Customer deposits	(30,021)	29,257

Net cash provided by (used in) operating activities	(440,972)	945,519

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(389,037)	(120,978)
Additions to intangible assets	(26,556)	(30,123)
Restricted cash for appealed litigation	(662,500)	—

Net cash used in investing activities	(1,078,093)	(151,101)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated note payable	—	2,309,774
Proceeds from issuance of common stock purchase warrants	—	190,226
Change in line of credit	—	(1,500,000)
Deferred issuance costs for subordinated note payable	—	(147,500)
Payments on capital lease obligation	(48,156)	—

Net cash provided by (used in) financing activities	(48,156)	852,500

Net increase (decrease) in cash and cash equivalents	(1,567,221)	1,646,918

Cash and cash equivalents, beginning of period	2,270,393	623,475

Cash and cash equivalents, end of period	$703,172	$2,270,393

Supplemental disclosures of cash flow information:
Cash payments for interest	$209,877	$112,036

Cash payments for income taxes	$9,150	$4,416

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock purchase warrants for issuance costs of subordinated notes payable	$38,052	$46,500

Issuance of common stock purchase warrants related to consulting agreement	$4,844	$—

Restricted common stock grant	$16	$1

Capital expenditures financed by capital lease obligations	$234,933	$—

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications.  Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body; a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Sales returns and allowances aggregated $463,717 and $752,452 for the years ended December 31, 2012 and 2011, respectively.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.  As of December 31, 2012 and December 31, 2011, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extends up to two years from the date of shipment.  The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.  Accrued warranty costs are included in accrued expenses.

Customer Deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history.  Customer deposits are reflected as a current liability in the accompanying consolidated balance sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $74,273 and $105,655 for the years ended December 31, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred.  The Company incurred total advertising expense of approximately $518,340 and $302,052 for the years ended December 31, 2012 and 2011, respectively.  Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations.  There was no interest expense related to the underpayment of estimated taxes during the year ended December 31, 2012 and 2011.  There have been no penalties in 2012 and 2011.

Research and Development Expenses:

The Company expenses all research and development costs as incurred.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees and board of directors.  Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock, which generally are subject to vesting requirements.  The Company records stock-based compensation expense for all stock-based compensation granted after January 1, 2006 based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment:  the sale of speed detection and digital audio and video recording devices.  For the year ended December 31, 2012 and 2011, sales by geographic area were as follows:

	Year ended December 31,
	2012	2011
Sales by geographic area:
United States of America	16,587,042	17,548,562
Foreign	1,031,066	2,028,591

	$17,618,108	$19,577,153

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

New pronouncements issued but not effective until after December 31, 2012, are not expected to have a material impact on our financial position, results of operation or liquidity.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable.  Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses.  Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts.  The allowance for doubtful accounts totaled $70,193 and $125,000 as of December 31, 2012 and December 31, 2011, respectively.

The Company sells primarily through a network of unaffiliated distributors for international sales and both employee-based and independent sales agents for domestic sales. During 2012, the Company discontinued its use of independent sales agents for domestic sales and currently only utilize employee-based domestic salesman.  No distributor/agents individually exceeded 10% total revenues, for the year ended December 31, 2012.   Two individual customer receivable balances exceeded 10% of total accounts receivable as of December 31, 2012, which totaled $688,034 or 23% of total accounts receivable.   Two distributor/agents individually exceeded 10% and in the aggregate represented $6,110,091, or 31% of total revenues, for the year ended December 31, 2011.  No customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2011. Following is a summary of distributor/agents identified which individually exceeded 10% of total revenues for the years ended December 31, 2012 and 2011:

	Year ended December 31,
Distributor/Agent	2012	2011
Number 1	$1,697,412	$3,674,015
Number 2	$1,186,197	$2,436,076

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to development, license and manufacture certain products that the Company offers for sale to its customers.  Currently, these products represent less than 15% of the Company’s total revenue; however, revenue generated by these products is expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue.  These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products.  Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product.  The Manufacturers are located in the United States and in Asia.  Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company.  It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays.  The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Beginning balance	$125,000	$110,000
Provision for bad debts	—	25,301
Charge-offs to allowance, net of recoveries	(54,807)	(10,301)

Ending balance	$70,193	$125,000

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Raw material and component parts	$2,475,857	$2,168,761
Work-in-process	145,622	217,264
Finished goods	5,050,572	4,844,446

Subtotal	7,672,051	7,230,471
Reserve for excess and obsolete inventory	(377,330)	(547,182)

Total	$7,294,721	$6,683,289

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes.  The cost of such units totaled $327,667 and $339,981 as of December 31, 2012 and December 31, 2011, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	Estimated Useful Life	December 31, 2012	December 31, 2011
Office furniture, fixtures and equipment	3-10 years	$2,055,668	$1,753,859
Warehouse and production equipment	3-5 years	1,249,382	1,367,342
Demonstration and tradeshow equipment	2-5 years	781,799	778,800
Leasehold improvements	2-5 years	209,556	88,196
Website development	3 years	11,178	11,178
Other equipment	3 years	85,297	74,338

Total cost		4,392,880	4,073,713
Less: accumulated depreciation and amortization		(3,454,087)	(3,212,827)

Net furniture, fixtures and equipment		$938,793	$860,886

Depreciation and amortization of furniture fixtures and equipment aggregated $544,938 and $854,783 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$255,000	$255,000	$—	$255,000	$230,536	$24,464
Patents and Trademarks	26,731	10,300	16,431	5,467	1,685	3,782

Unamortized intangible assets:
Patents and trademarks pending	201,229	—	201,229	198,556	—	198,556

Total	$482,960	$265,300	$217,660	$459,023	$232,221	$226,802

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities.  If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2012 and 2011 was $35,698 and $96,898, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2013	$8,910
2014	7,521
2015	—
2016	—
2017 and thereafter	—
$16,431

NOTE 7. SUBORDINATED NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Subordinated Notes Payable. Subordinated notes payable is comprised of the following:

	December 31, 2012	December 31, 2011
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(96,378)	(142,711)
Total notes payable	2,403,622	2,357,289
Less: Current Maturities of long-term debt	—	—
Subordinated notes payable, long-term	$2,403,622	$2,357,289

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

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock.  The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Note that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $84,384 and $110,425 for the years ended December 31, 2012, and 2011, respectively.

Capital Leases.  Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2013	$80,529
2014	80,529
2015	48,520
2016	—
2017 and thereafter	—
Total future minimum lease payments	209,578
Less amount representing interest	22,503
Present value of minimum lease payments	187,075
Less current portion	66,087
Capital lease obligations, less current portion	$120,988
7

Assets under capital leases are included in furniture, fixtures and equipment as follows:

December 31, 2012
Office furniture, fixtures and equipment	$234,933
Less: accumulated amortization	(7,226)

Net furniture, fixtures and equipment	$227,707

NOTE 8 .  ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Accrued warranty expense	$173,385	$211,421
Accrued sales commissions	39,639	64,782
Accrued payroll and related fringes	329,960	305,328
Accrued insurance	60,149	61,355
Accrued rent	66,287	7,222
Other	124,104	183,152
	$793,524	$833,260

Accrued warranty expense was comprised of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning balance	$211,421	$228,233
Provision for warranty expense	296,830	432,456
Charges applied to warranty reserve	(334,866)	(449,268)
Ending balance	$173,385	$211,421

NOTE 9. INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax (provision) benefit	—	—

Income tax (provision) benefit	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2012 and 2011 to the Company’s effective tax rate is as follows:

	2012	2011
U.S. Statutory tax rate	34.0%	34.0%
State taxes, net of Federal benefit	3.0%	2.7%
State tax credits	1.8%	2.3%
Federal Research and development tax credits	3.7%	4.9%
Stock based compensation	(9.3)%	(11.1)%
Change in valuation reserve on deferred tax assets	(29.2)%	(36.5)%
Other, net	(4.0)%	3.7%

Income tax (provision) benefit	(0.0)%	(0.0)%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Stock-based compensation	$1,270,000	$1,285,000
Start-up costs	165,000	165,000
Inventory reserves	138,000	200,000
Uniform capitalization of inventory costs	—	5,000
Allowance for doubtful accounts receivable	25,000	45,000
Other reserves	5,000	10,000
Equipment depreciation	125,000	—
Accrued expenses	313,000	140,000
Net operating loss carryforward	2,850,000	2,570,000
Research and development tax credit carryforward	1,085,000	1,010,000
Alternative minimum tax credit carryforward	90,000	90,000
State jobs credit carryforward	264,000	245,000
State research and development credit carryforward	203,000	195,000
Other	10,000	—

Total deferred tax assets	6,543,000	5,960,000
Valuation reserve	(6,395,000)	(5,830,000)

Net deferred tax assets	148,000	130,000
Deferred tax liabilities:
Domestic international sales company	(138,000)	(105,000)
State taxes	(10,000)	(10,000)
Equipment depreciation	—	(15,000)

Net deferred tax assets (liability)	$—	$—

Net deferred tax asset (liability) are classified in our consolidated balance sheets as follows:
Current	$—	$—
Non-current	$—	$—

The valuation allowance on deferred tax assets totaled $6,395,000 and $5,830,000 as of December 31, 2012 and December 31, 2011, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2011, we had recorded a valuation allowance of $5,830,000 based on our assessment of the realizability of our deferred tax assets at that date

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2012 and 2011 and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economic recession showed improvement in 2012 and 2011 but the impact to state and local budgets are still uncertain at best. Despite the improvement in general economic conditions and our ongoing cost containment efforts, we incurred additional losses in 2012 and 2011 that placed us in a three year cumulative loss position at December 31, 2012 and 2011. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $5,830,000 to fully reserve our deferred tax assets at December 31, 2011.  During 2012, we continued to incur operating losses which provides a basis to continue to fully reserve our deferred tax assets as of December 31, 2012.  Therefore, the valuation reserve has been increased to $6,395,000 as of December 31, 2012 which provides a full reserve on all deferred tax assets.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At December 31, 2012, the Company had available approximately $7,800,000 of net operating loss carryforwards available to offset future taxable income generated.  Such tax net operating loss carryforwards expire between 2024 and 2032.  In addition, the Company had research and development tax credit carryforwards totaling $1,083,000 available as of December 31, 2012, which expire between 2023 and 2032.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future.  As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2032, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The effective tax rate for the years ended December 31, 2012 and 2011 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets.  The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2012 because of the current year operating losses.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020.  In September 2012, the Company entered into a non-cancelable long term facility lease to combine all of their operations into one location effective November 2012.  We have also entered into month-to-month leases for equipment and facilities.   Rent expense for the years ended December 31, 2012 and 2011 was $405,234 and $383,530, respectively,related to these leases.  The Company paid a security deposit in conjunction with the new facility lease in September 2012 in the amount of $116,888. As reflected in the table below, the Company has a rent holiday and discounted rent for the first 12 months of the new facility lease which was effective November 1, 2012.

Year ending December 31:
2013	$172,595
2014	428,505
2015	433,965
2016	439,707
2017 and thereafter	1,508,155
$2,982,927

License agreements.  The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products.  Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis.  Royalty expense related to these agreements aggregated $35,785 and $34,905 for the years ended December 31, 2012 and 2011, respectively.

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

The agreement contains required minimum order quantities and fixed prices per unit according to the following schedule:

	Minimum order commitment amount ($)
Commitment time period	Commitment	Purchases	Remaining Commitment
March 2012 through February 2013	$846,240	$705,200	$141,040
March 2012 through February 2014	846,240	—	846,240

	$1,692,480	$705,200	$987,280

The above table reflects the modified terms of the amended supply and distribution agreement. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks.  The Company held approximately $1,535,000 of such products in finished goods inventory as of December 31, 2012 and have sold approximately 500 units since the beginning of the agreement through December 31, 2012.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of December 31, 2012 due to the expected time required to conclude the appeal process. We have charged $780,350 to operations during the twelve months ended December 31, 2012 as litigation charge and related expenses. Such charges include the $530,000 judgment and all related legal fees and expenses incurred and accrued during the twelve months ended December 31, 2012. We have also accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

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

The Company filed a garnishment claim against all insurance proceeds from policies issued and in force covering the supplier when these actions occurred. The trial relating to this claim commenced on September 24, 2012. The parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation relating to the garnishment claim and the Company received the payment on October 16, 2012. The Company recorded the $610,000 settlement in litigation charge (credit) and related expenses and all legal fees incurred for the lawsuit were offset against the settlement as of December 31, 2012. The net amount included in litigation charge (credit) and related expenses at December 31, 2012 for this lawsuit were $(466,400).

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters.  Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan.  In July 2008, the Company amended and restated its 401(k) retirement savings plan.  The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $108,313 and $121,745 for the years ended December 31, 2012 and 2011, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Stock Repurchase Program.  During June 2008, our Board of Directors approved a program that authorized the repurchase of up to $10 million of our common stock in the open market, or in privately negotiated transactions, through July 1, 2010.  Our Board of Directors approved an extension of this program to July 1, 2012.  We made no purchases under this program during the years ended December 31, 2012 and 2011.  The Company has repurchased 63,518 shares at a total cost of $2,157,226 (average cost of $33.96 per share) under this program from inception to December 31, 2012. This program was not extended and is now terminated.

NASDAQ Listing .  On September 10, 2012, The Nasdaq Stock Market notified the company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2). Accordingly, the Company’s Common Stock will remain listed on the Nasdaq Capital Market and continue to trade under the symbol DGLY.  On September 13, 2011, Nasdaq had notified the Company that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by such Listing Rule.  Nasdaq then gave the Company two 180-periods to achieve compliance with the Listing Rule.  Nasdaq has determined that for the ten days from August 24, 2012 to September 7, 2012, the closing bid price was at $1.00 per share or greater and thus the Company had achieved compliance with the Listing Rule.

NOTE 11. STOCKHOLDER’S EQUITY

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

All references to shares and exercise prices of our common stock, warrants, stock options and restricted stock (and associated dollar amounts) in the accompanying consolidated financial statements have been restated to present such information on a post reverse split basis.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $521,427 and $839,232 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company has adopted five separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 875,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having  ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).  The Company has registered all shares of common stock that are issuable under its Plans with the SEC.  A total of 89,357 options remain available for grant under the various Plans as of December 31, 2012.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 2,500 options are fully vested and remain outstanding as of December 31, 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2012 are reflected in the following table:

Expected term of the options in years	2-5 years
Expected volatility of Company stock	66%-73%
Expected dividends	None
Forfeiture rate	5%-75%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	505,663	$20.72
Granted	141,375	3.83
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(94,388)	12.05

Outstanding at December 31, 2012	552,650	$17.87

Exercisable at December 31, 2012	344,050	$23.70

Weighted-average fair value for options granted during the period at fair value	141,375	$1.32

The Plan’s allow for the cashless exercise of stock options.  This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised.  There were no cashless exercises during the year ended December 31, 2012.

At December 31, 2012, the aggregate intrinsic value of options outstanding was approximately $11,725, the aggregate intrinsic value of options exercisable was approximately $-0-, and there were no options exercised during the year ended December 31, 2012.

As of December 31, 2012, the unamortized portion of stock compensation expense on all existing stock options was $374,281, which will be recognized over the next forty-two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2012:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	62,250	9.5 years	9,125	9.4 years
$4.00 to $6.99	51,250	9.0 years	625	8.9 years
$7.00 to $9.99	141,522	4.1 years	116,715	3.1 years
$10.00 to $12.99	77,629	4.7 years	70,623	4.5 years
$13.00 to $15.99	89,999	7.6 years	21,187	6.9 years
$16.00 to $18.99	1,375	4.3 years	1,375	4.3 years
$19.00 to $29.99	10,500	6.2 years	6,275	5.8 years
$30.00 to $55.00	118,125	4.9 years	118,125	4.9 years

	552,650	6.0 years	344,050	4.5 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2012 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2012	2,813	$16.72
Granted	16,250	3.52
Vested	(8,126)	5.75
Forfeited	—	—

Nonvested balance, December 31 2012	10,937	$5.27

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant.  As of December 31, 2012, there were $19,624 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-two months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2013	8,125
2014	625
2015	937
2016	1,250

NOTE 13. COMMON STOCK PURCHASE WARRANTS

During the years ended December 31, 2012 and 2011, the Company issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 7). The Warrants are immediately exercisable and allow the holders to purchase up to 81,250 shares of common stock at $4.00 to $4.40 per share after modification.  The Warrants expire on September 15, 2014 through November 30, 2015, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model.  The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months
Expected volatility of Company stock	66% - 68%
Expected dividends	None
Risk-free interest rate	0.25% - 0.62%
Forfeiture rate	0%

A summary of all Warrant activity for the year ended December 31, 2012 is as follows:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2012	70,000	$4.00
Granted	11,250	$4.11

Vested Balance, December 31, 2012	81,250	$4.02

The remaining unamortized grant date fair value of the Warrants to purchase 81,250 common shares aggregated $96,378 as of December 31, 2012, which is amortized ratably to interest expense over the term of the Notes.

NOTE 14. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
Numerator for basic and diluted income per share – Net loss	$(1,970,989)	$(3,962,246)

Denominator for basic loss per share – weighted average shares outstanding	2,029,109	2,018,979
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,029,109	2,018,979

Net loss per share:
Basic	$(0.97)	$(1.96)
Diluted	$(0.97)	$(1.96)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period.  All outstanding stock options to purchase common stock were considered antidilutive, as a result of their exercise price being out of the money and the net loss incurred for the respective periods and, therefore, not included in the computation of diluted loss per share.

NOTE 15. SUBSEQUENT EVENTS

On March 6, 2013, the Company loaned $65,000 to AfterMaster HD Audio, Inc. (“AfterMaster”) under a 10% convertible promissory note with principle and accrued interest due May 5, 2013.  The note is convertible into 260,000 shares of common stock of AfterMaster’s parent company, Studio One Media, Inc. (“SOMD”) at the Company’s discretion.  The Company received an origination fee equivalent to 32,500 shares of SOMD restricted common shares and a warrant to purchase 65,000 shares of SOMD at $0.25 per share which is immediately exercisable and expires on March 5, 2018.  The Company held 50,625 shares of SOMD restricted common stock as of December 31, 2012 which was acquired for total consideration of $10,000.  The Company’s CEO, President and Chairman was appointed to serve as a member of the board of directors of SOMD effective January 29, 2013 and resigned such position effective March 22, 2013.

SOMD is a publicly traded company (OTCBB: SOMD) and is engaged in the development and commercialization of proprietary, audio and video technologies for professional and consumer use.  SOMD’s wholly-owned subsidiaries includes AfterMaster HD Audio, Inc.  The Company’s management is considering integrating some of AfterMaster’s technology into its products in the future.

*************************************