Form 10-Q
period 2013-03-31
DIGITAL ALLY INC
filed 2013-04-30
CIK 1342958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to __________.

Commission File Number: 001-33899

Digital Ally, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9705 Loiret Blvd, Lenexa, KS 66219
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2013
Common Stock, $0.001 par value	2,075,564

FORM 10-Q
DIGITAL ALLY, INC.
MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGITAL ALLY, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,745	$703,172
Accounts receivable-trade, less allowance for doubtful accounts of $60,033 – 2013 and $70,193 – 2012	2,247,017	2,956,654
Accounts receivable-other	109,639	71,148
Notes receivable-current	65,000	-
Inventories	7,655,514	7,294,721
Prepaid expenses	450,707	258,642

Total current assets	10,922,622	11,284,337

Furniture, fixtures and equipment	4,533,342	4,392,880
Less accumulated depreciation and amortization	3,513,753	3,454,087

	1,019,589	938,793

Restricted cash	662,500	662,500
Intangible assets, net	218,037	217,660
Other assets	252,182	241,446

Total assets	$13,074,930	$13,344,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945,797	$1,520,207
Accrued expenses	881,068	793,524
Capital lease obligation-current	68,117	66,087
Income taxes payable	5,817	6,717
Customer deposits	1,878	1,878

Total current liabilities	1,902,677	2,388,413

Long-term liabilities:
Subordinated note payable-long-term, net of discount of $79,370 and $96,378	2,420,630	2,403,622
Litigation accrual-long term	530,000	530,000
Capital lease obligation-long term	102,723	120,988
Total long term liabilities	3,053,353	3,054,610

Commitments and contingencies

Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,139,082 – 2013 and 2,099,082 – 2012	2,139	2,099
Additional paid in capital	23,407,853	23,304,401
Treasury stock, at cost (shares: 63,518 – 2013 and 63,518 - 2012)	(2,157,226)	(2,157,226)
Accumulated deficit	(13,133,866)	(13,247,561)

Total stockholders’ equity	8,118,900	7,901,713

Total liabilities and stockholders’ equity	$13,074,930	$13,344,736

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months ended March 31,
	2013	2012

Product revenue	$4,513,792	$3,588,553
Other revenue	266,757	193,903

Total revenue	4,780,549	3,782,456
Cost of revenue	1,884,622	1,785,839

Gross profit	2,895,927	1,996,617
Selling, general and administrative expenses:
Research and development expense	794,162	602,903
Selling, advertising and promotional expense	574,439	581,661
Stock-based compensation expense	103,492	120,641
General and administrative expense	1,242,417	1,423,592

Total selling, general and administrative expenses	2,714,510	2,728,797

Operating income (loss)	181,417	(732,180)

Interest income	3,183	2,636
Interest expense	(70,905)	(75,185)

Income (loss) before income tax expense	113,695	(804,729)
Income tax expense	—	—

Net income (loss)	$113,695	$(804,729)

Net income (loss) per share information:
Basic	$.06	$(0.40)
Diluted	$.05	$(0.40)

Weighted average shares outstanding:
Basic	2,064,328	2,019,259
Diluted	2,073,708	2,019,259

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total

Balance, January 1, 2013	2,099,082	$2,099	$23,304,401	$(2,157,226)	$(13,247,561)	$7,901,713

Stock-based compensation	—	—	103,492	—	—	103,492

Restricted common stock grant	40,000	40	(40)	—	—	—

Net Income	—	—	—	—	113,695	113,695

Balance, March 31, 2013	2,139,082	$2,139	$23,407,853	$(2,157,226)	$(13,133,866)	$8,118,900

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Cash Flows From Operating Activities:
Net income (loss)	$113,695	$(804,729)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	105,460	194,231
Stock based compensation	103,492	120,641
Provision for inventory obsolescence	(53,212)	1,710
Provision for doubtful accounts receivable	(10,160)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	719,797	682,140
Accounts receivable - other	(38,491)	17,629
Inventories	(307,581)	(508,474)
Notes receivable - current	(65,000)	—
Prepaid expenses	(196,904)	48,970
Other assets	(10,736)	8,183
Increase (decrease) in:
Accounts payable	(574,410)	156,435
Accrued expenses	87,544	(282,149)
Income taxes payable	(900)	(17,000)
Customer deposits	—	(30,021)
Net cash used in operating activities	(127,406)	(412,434)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(162,180)	(68,509)
Additions to intangible assets	(2,605)	—
Net cash used in investing activities	(164,785)	(68,509)

Cash Flows from Financing Activities:
Payments on capital lease obligations	(16,236)	—

Net cash used in financing activities	(16,236)	—

Net decrease in cash and cash equivalents	(308,427)	(480,943)
Cash and cash equivalents, beginning of period	703,172	2,270,393

Cash and cash equivalents, end of period	$394,745	$1,789,450

Supplemental disclosures of cash flow information:
Cash payments for interest	$53,896	$50,000

Cash payments for income taxes	$1,175	$17,000

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company, "we, "us" and "our" ”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body (clipped to a pocket, belt etc.); a hand-held speed detection device; and a digital video flashlight. These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items.

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

We sell our products and services to law enforcement and commercial customers in the following manner:

●
Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

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

Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables effecting these return rates. Sales returns and allowances aggregated $188,426 and $51,301 for the three months ended March 31, 2013 and 2012, respectively.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates

Cash and cash equivalents:

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

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from three to ten years.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of March 31, 2013 and December 31, 2012, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

Warranties:

The Company’s products carry explicit product warranties that extend up to two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses.

Customer Deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history. Customer deposits are reflected as a current liability in the accompanying consolidated balance sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $22,471 and $14,100 for the three months ended March 31, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $60,368 and $107,892 for the three months ended March 31, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2013 and 2012. There have been no penalties in 2013 and 2012.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of speed detection and digital audio and video recording devices. For the three months ended March 31, 2013 and 2012, sales by geographic area were as follows:

	Three months ended March 31,
	2013	2012
Sales by geographic area:
United States of America	$4,699,735	$3,624,041
Foreign	80,814	158,415

	$4,780,549	$3,782,456

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Accounting Developments:

New pronouncements issued but not effective until after March 31, 2013, are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $60,033 and $70,193 as of March 31, 2013 and December 31, 2012, respectively.

The Company sells primarily through a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. During 2012, the Company discontinued its use of independent sales agents for domestic sales and currently only utilizes employee-based domestic salesmen. No distributor/agents individually exceeded 10% total revenues, for the three months ended March 31, 2013. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2013, which totaled $351,112 or 16% of total accounts receivable. Two distributor/agents individually exceeded 10% and in the aggregate represented $1,049,470, or 28% of total revenues, for the three months ended March 31, 2012. No customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2012. Following is a summary of distributor/agents identified which individually exceeded 10% of total revenues for the three months ended March 31, 2013 and 2012:

	Three Months ended March 31,
Distributor/Agent	2013	2012
Number 1	$-0-	$628,950
Number 2	$-0-	$420,520

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent less than 23% of the Company’s total revenue; however, revenue generated by these products is expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturers’ ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw material and component parts	$2,205,064	$2,475,857
Work-in-process	137,566	145,622
Finished goods	5,637,002	5,050,572

Subtotal	7,979,632	7,672,051
Reserve for excess and obsolete inventory	(324,118)	(377,330)

Total	$7,655,514	$7,294,721

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $348,813 and $327,667 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

	March 31, 2013	December 31, 2012
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(79,370)	(96,378)

Total notes payable	2,420,630	2,403,622
Less: Current Maturities of long-term debt	—	—

Subordinated notes payable, long-term	$2,420,630	$2,403,622

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

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock. The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Note that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $17,008 and $25,184 for the three months ended March 31, 2013, and 2012, respectively.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2013 (period from April 1, 2013 to December 31, 2013)	$60,397
2014	80,529
2015	48,520
2016	—
2017 and thereafter	—

Total future minimum lease payments	189,446
Less amount representing interest	18,606

Present value of minimum lease payments	170,840
Less current portion	68,117
Capital lease obligations, less current portion	$102,773

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	March 31, 2013	December 31, 2012
Office furniture, fixtures and equipment	$234,933	$234,933
Less: accumulated amortization	(17,965)	(7,226)

Net furniture, fixtures and equipment	$216,968	$227,707

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accrued warranty expense	$167,169	$173,385
Accrued sales commissions	25,913	39,639
Accrued payroll and related fringes	207,891	329,960
Accrued insurance	29,806	60,149
Accrued rent	165,718	66,287
Other	284,571	124,104

	$881,068	$793,524

Accrued warranty expense was comprised of the following for the three months ended March 31, 2013:

2013
Beginning balance	$173,385
Provision for warranty expense	41,392
Charges applied to warranty reserve	(47,608)

Ending balance	$167,169

NOTE 7. INCOME TAXES

The effective tax rate for the three months ended March 31, 2013 and 2012 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of March 31, 2013 because of the overall net operating loss carryforwards available.

The valuation allowance on deferred tax assets totaled $6,355,000 and $6,395,000 as of March 31, 2013 and December 31, 2012, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2012 and 2011, and the Company incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed improvement in the second half of 2012, but the impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, our ongoing cost containment efforts, and our operating income during the three months ended March 31, 2013, we remain in a three-year cumulative loss position at March 31, 2013. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined that our valuation allowance should be decreased by $40,000 to continue to fully reserve our deferred tax assets at March 31, 2013. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

At March 31, 2013, the Company had available approximately $7,665,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2033. In addition, the Company had research and development tax credit carryforwards approximating $1,083,000 available as of March 31, 2013, which expire between 2023 and 2033.

The Internal Revenue Code contains provisions under Section 382 which limit a company's ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2026 and 2033, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2013 and 2012 was $99,431 and $87,365, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease, which was effective November 1, 2012.

Year ending December 31:
2013 (period from April 1, 2013 to December 31, 2013)	$172,595
2014	428,505
2015	433,965
2016	439,707
2017 and thereafter	1,508,155

$2,982,927

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $12,520 and $8,281 for the three months ended March 31, 2013 and 2012, respectively.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $775,720 of product through February 2014. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,725,000 of such products in finished goods inventory as of March 31, 2013 and have sold approximately 570 units since the beginning of the agreement through March 31, 2013.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of March 31, 2013 due to the expected time required to conclude the appeal process. We have accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $27,309 and $28,108 for the three months ended March 31, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $103,492 and $120,641 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 the Company had adopted five separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”) and (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 875,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 11,106 options remain available for grant under the various Plans as of March 31, 2013.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 2,500 options are fully vested and remain outstanding as of March 31, 2013.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the quarter ended March 31, 2013 are reflected in the following table:

Expected term of the options in years	2-5 years
Expected volatility of Company stock	80%
Expected dividends	None
Forfeiture rate	10%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	552,650	$17.87
Granted	40,000	4.16
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(1,750)	7.04

Outstanding at March 31, 2013	590,900	$16.71

Exercisable at March 31, 2013	385,125	$22.09

Weighted-average fair value for options granted during the period at fair value	40,000	$2.02

The Plan’s allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no cashless exercises during the three months ended March 31, 2013.

At March 31, 2013, the aggregate intrinsic value of options outstanding was approximately $73,690, the aggregate intrinsic value of options exercisable was approximately $7,665, and there were no options exercised during the three months ended March 31, 2013.

As of March 31, 2013, the unamortized portion of stock compensation expense on all existing stock options was $377,160, which will be recognized over the next forty-two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2013:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	62,250	9.2 years	9,125	9.2 years
$4.00 to $6.99	91,250	9.3 years	23,375	8.8 years
$7.00 to $9.99	139,772	3.8 years	116,290	2.8 years
$10.00 to $12.99	77,629	4.4 years	76,623	4.4 years
$13.00 to $15.99	89,999	7.3 years	33,562	7.1 years
$16.00 to $18.99	1,375	4.1 years	1,375	4.1 years
$19.00 to $29.99	10,500	5.9 years	6,650	5.6 years
$30.00 to $55.00	118,125	4.7 years	118,125	4.7 years

	590,900	6.1 years	385,125	4.6 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2013 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2013	10,937	$5.27
Granted	40,000	3.50
Vested	—	—
Forfeited	—	—
Nonvested balance, March 31, 2013	50,937	$3.88

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2013, there were $115,902 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-two months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2013	8,125
2014	40,625
2015	937
2016	1,250

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 81,250 shares of common stock at $1.00 per share after modification. The Warrants expire on November 30, 2013, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months

Expected volatility of Company stock	66% - 68%

Expected dividends	None

Risk-free interest rate	0.25% - 0.62%

Forfeiture rate	0%

A summary of all Warrant activity is as follows:	Warrants	Weighted average exercise price
Vested Balance, January 1, 2013	81,250	$4.02
Granted	—	—

Vested Balance, March 31, 2013	81,250	$4.02

The remaining unamortized grant date fair value of the Warrants to purchase 81,250 common shares aggregated $96,378 as of March 31, 2013, which is amortized ratably to interest expense over the term of the Notes.

NOTE 13. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Numerator for basic and diluted income per share – Net income (loss)	$113,695	$(804,729)

Denominator for basic income (loss) per share – weighted average shares outstanding	2,064,328	2,019,259

Dilutive effect of shares issuable under stock options and warrants outstanding	9,380	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	2,073,708	2,019,259

Net income (loss) per share:
Basic	$.06	$(0.40)
Diluted	$.05	$(0.40)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. The dilutive effect of the Company’s stock options outstanding during the three months ended March 31, 2013 was determined based on the treasury stock method. All outstanding stock options to purchase common stock were considered antidilutive, as a result of their exercise price being out of the money and the net loss incurred for the three months ended March 31, 2013 and, therefore, not included in the computation of diluted loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in fiscal 2009 through 2012; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to consistent profitability in the current economic environment; (4) our operation in a developing market and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250, DVM-100, FirstVu HD and UltraVu, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our DVM-250 for the commercial fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales during 2013; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car video products including lower priced in-car video mirrors (the DVM-100 and DVM-400) speed detection (Laser Ally) and body worn camera (FirstVU) products designed for law enforcement usage. Furthermore, we recently launched a new line of digital video mirrors (the DVM-250 and DVM-250Plus) that serve as “event recorders” for the commercial fleet and mass transit markets that expands our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches during 2013. We believe that the launch of these new products will help to diversify and increase our product offerings and result in increased revenues in the future.

We experienced operating losses for most of the quarters during 2012 and 2011 but we have generated operating income during two of the last three quarters. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Total revenue	$4,780,549	$4,638,087	$4,596,768	$4,600,797	$3,782,456
Gross profit	2,895,927	2,392,397	2,617,310	2,475,663	1,996,617
Gross profit margin percentage	60.6%	51.6%	56.9%	53.8%	52.8%
Total selling, general and administrative expenses	2,714,510	2,807,221	2,281,294	3,351,193	2,728,797
Operating income (loss)	181,417	(414,824)	336,016	(875,530)	(732,180)
Operating margin percentage	3.8%	(8.9%)	7.3%	(19.0)%	(19.4)%
Net income (loss)	$113,695	$(487,099)	$270,040	$(949,201)	$(804,729)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result in part from the timing of large individual orders from international, as well as domestic law enforcement and commercial fleet customers and our new products, such as the DVM-100, DVM-400 and DVM-250. We reported operating income of $181,417 during first quarter 2013 on revenues of $4,780,549 compared to an operating loss during fourth quarter 2012 of $414,824 on revenues of $4,638,087. The operating income reported in first quarter 2013 represented our second profitable quarter out of the past three quarters. The operating income reported in third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012. Our gross margin percentage in first quarter 2013 improved to 60.6% from 51.6% in fourth quarter 2012, 56.9% in third quarter 2012, 53.8% in second quarter 2012 and 52.8% in first quarter 2012 due to improved sales mix and better sourcing of component parts. Our selling, general and administrative (“SG&A”) expenses decreased in first quarter 2013 compared to fourth quarter 2012 and five of the other prior six quarters which demonstrates the positive results of our cost containment plan implemented in 2011. Our international revenues during the three months ended March 31, 2013 decreased over 2012 levels as we shipped international orders totaling $80,814 in 2013, compared to $158,415 during 2012.

We expect to continue to experience significant fluctuations in revenues in 2013 and beyond due to the timing of larger orders from international, as well as domestic customers. For 2013, we are focusing on increasing revenues and improving gross margins in addition to continuing our general and administrative cost reduction and containment measures. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during the three months ended March 31, 2013 compared to December 31, 2012 primarily due to increases in the Laser Ally products which are subject to minimum purchase requirements. We implemented a program to reduce overall inventory levels in 2013 as we attempt to improve sales, closely manage our production rates and reduce procurement costs throughout our supply chain.

There have been a number of factors and trends affecting our recent performance, which include:

●
Revenues increased in first quarter 2013 to $4,780,549 from $4,638,087 in fourth quarter 2012 and were the highest achieved since third quarter 2011, when revenues aggregated $5,817,893. We attribute the revenue increases during recent quarters to the reorganization of our law enforcement sales force, which began in late 2011 and continued through the first and second quarters of 2012. We have moved to an employee-based sales force, as opposed to our historical usage of independent sales agents for domestic markets.

●
We have recently launched additional products to complement our DVM-500 and DVM-750 in-car video products in an effort to diversify our sources of revenue. In that respect, we launched the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011, and plan to launch the new FirstVU HD and UltraVU during second quarter 2013. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500Plus and DVM-750 revenues. In addition, the DVM-250 and DVM-250Plus event recorders are designed for commercial fleet operators, which allow us to seek new customers outside of law enforcement. In that regard, we shipped a $340,000 order of the DVM-250 product during first quarter 2013 to a commercial fleet operator. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, and the DVM-250Plus, contributed 19% of the total sales for the three months ended March 31, 2013 compared to 6% for the three months ended March 31, 2012.

●
Our gross profit on sales increased to 60.6% during first quarter 2013 from 51.6% in fourth quarter 2012, and 56.9% in third quarter 2012, 53.8% in second quarter 2012 and 52.8% in first quarter 2012. We attribute the improvement in gross margins during first quarter 2013 to our supply chain improvement plan as we continued producing and shipping both DVM-500Plus and DVM-750 units containing the lower cost components, and our ability to transition sales volume to our recently added products, which have higher margins than our DVM-500 and DVM-750 in car video products. Since 2011 we have implemented our supply chain plan to improve gross margin through better outsourcing of our component parts in the future, including from foreign sources, which allowed us to reduce our production overhead costs through headcount and other cost reductions. Our goal is to continue to improve margins during 2013 through our supply chain initiative, reduce manufacturing overhead, increase sales volume and improve product mix. We continue to focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and we expect it to have a negative impact on our gross margins to some degree during 2013.

●
We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions, in order to preserve their currently available funding and budgets. Many of the existing Federal funding programs require matching funds from the local agencies that continue to be difficult given the budget restrictions. We cannot predict whether such funding on a matching basis will have a positive impact on our revenues in the future.

●
Our international revenues decreased to $80,814 (2% of total revenues) during first quarter 2013, compared to $158,415 (4% of total revenues) during first quarter 2012. We believe our first quarter 2013 revenues were disappointing and below our expectations given the high level of bidding activity. We are hopeful the decline in first quarter 2013 international revenues is temporary and the result of timing issues that will reverse during the remainder of 2013, although we can offer no assurances in this regard. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013. This language flexibility may be a positive factor in our efforts to improve future international sales.

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

●
Our recent operating losses caused deterioration in our cash and liquidity in fiscal 2012 and 2011. We borrowed $2,500,000 under two unsecured subordinated notes (the "Notes") payable to a private, third party lender. The Notes are due and payable in full on May 30, 2014 and may be prepaid without penalty at any time. At March 31, 2013, we had available cash balances of $394,745 and approximately $9.0 million of working capital, primarily in the form of inventory and accounts receivable. We had no institutional credit lines available to provide additional working capital as of such date.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $775,720 of product through February 2014. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,725,000 of such products in finished goods inventory as of March 31, 2013 and had sold approximately 570 units since the beginning of the agreement through March 31, 2013.

For the Three Months Ended March 31, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	39%	47%

Gross profit	61%	53%
Selling, general and administrative expenses:
Research and development expense	17%	16%
Selling, advertising and promotional expense	12%	15%
Stock-based compensation expense	2%	3%
General and administrative expense	26%	38%

Total selling, general and administrative expenses	57%	72%

Operating income (loss)	4%	(19%)
Interest income (expense)	2%	(2%)

Income (loss) before income tax benefit	2%	(21%)
Income tax (provision)	—%	—%

Net income (loss)	2%	(21%)

Net income (loss) per share information:
Basic	$.06	$(0.40)
Diluted	$.05	$(0.40)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DV-500Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,595
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$795
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

Product	Description	Retail Price
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250Plus which has additional features and retails for $1,295.	$995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$2,495
FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795

We sell our products and services to law enforcement and commercial customers in the following manner:

●
Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

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

Revenues for first quarter 2013 and first quarter 2012 were derived from the following sources:

	Three months ended March 31,
	2013	2012
DVM 500 Plus	44%	57%
DVM 750	17%	15%
DVM 100 & 400	10%	4%
DVM 250 & 250 Plus	9%	2%
Laser Ally	3%	2%
Repair and service	3%	2%
Accessories and other revenues	14%	18%

	100%	100%

We experienced a change in the sales mix of our products for the three months ended March 31, 2013 compared to the three-months ended March 31, 2012. Our recently released products, including the DVM 100, the DVM 400, the DVM 250, and the DVM 250 Plus contributed 19% of total sales for the three months ended March 31, 2013, compared to 6% for the comparable period ending March 31, 2012. Additionally, repair and service revenues increased to 3% from 2% for the respective periods ended March 31, 2013 and 2012 as more units came off warranty, which resulted in increased charges for out-of-warranty repair work performed. We expect the sales mix will continue to transition from the DVM 500 Plus and DVM 750 to the newer products during 2013.

Revenues for the three months ended March 31, 2013 and 2012 were $4,780,549 and $3,782,456, respectively, an increase of $998,093 (26%), due to the following factors:

●
Our revenues increased significantly for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (26%) and we attribute the increased revenues to the reorganization of the law enforcement sales force which was begun in late 2011. We reorganized our domestic sales force and organization for our law enforcement channel in 2012. We changed from third party sales agents to an employee-based direct sales force. This provides us with more control and monitoring of our sales force and its daily activities. In addition, we reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel, from 15 in 2012 to 22 currently, in order to better penetrate the market. During 2012, we converted one third party sales agent to be an employee-based direct sales person and replaced the remaining third party sales agents with new employee-based sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, was to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results. We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories caused temporary disruptions and contributed to the lower revenues in 2012. In conjunction with the sales force reorganization, we identified, hired and trained 14 new sales personnel that principally replaced underperforming sales agents. We hope that this transition will result in improved revenues from these historically underperforming territories in the future.

●
Our average order size increased from approximately $2,300 in first quarter 2012 to $2,600 during first quarter 2013. We shipped two individual orders in excess of $100,000, for a total of $912,000 in revenue for the three months ended March 31, 2013 compared to four orders individually in excess of $100,000, for total revenue of $566,000 for the three months ended March 31, 2012. We maintained consistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes in pricing during 2013, including the new products recently introduced. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250Plus and the DVM-400, which are sold at lower retail pricing levels compared to our legacy products due to fewer features relative to our legacy DVM-500Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●
Our revenues from commercial fleet customers increased to 9% of our revenues for the three months ended March 31, 2013 compared to 2% of revenues for the three months ended March 31, 2012. Additionally, during first quarter 2013 we shipped a $340,000 order to a commercial fleet operator. This demonstrates the progress we have made with the commercial fleet market and we are optimistic about continued revenue increases in the future.

●
Our international revenues decreased to $80,814 (2% of total revenues) during first quarter 2013, compared to $158,415 (4% of total revenues) during first quarter 2012. We have made a number of bids for international customers; however, international sale cycles are generally longer than for domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2013 and 2012 was $1,884,622 and $1,785,839, respectively, an increase of $98,783 (6%). The increase in cost of goods sold is primarily due to the 26% increase in revenues offset by a substantial improvement in cost of goods sold as a percent of revenues during first quarter 2013. Cost of sales as a percentage of revenues decreased to 39% during the three months ended March 31, 2013 compared to 47% for the three months ended March 31, 2012. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2013 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering. In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs. We believe that the selected contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-100, DVM-400 and DVM-250, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $324,118 and $377,330 in reserves for obsolete and excess inventories at March 31, 2013 and December 31, 2012, respectively. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,205,064 and $2,475,827 at March 31, 2013 and December 31, 2012, respectively, a decrease of $270,763 (11%). The decrease in raw materials and component parts is primarily attributable to inventory levels returning to normal after a slight ramp up in late 2012 associated with the consolidation of operations into our new building. We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2013. Finished goods balances were $5,637,002 and $5,050,572 at March 31, 2013 and December 31, 2012, respectively, an increase of $586,430 (12%). The increase in finished goods was primarily in the Laser Ally products, which are subject to minimum purchase requirements. Finished goods at March 31, 2013 are primarily in Laser Ally products, the new DVM-750, and the DVM-500 Plus, which will be used to fulfill international and domestic orders during 2013. Finished goods also included supplies of our other new products, including the FirstVU, DVM-250, DVM-100 and DVM-400 at March 31, 2013. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 4.1% as of March 31, 2013 compared to 4.9% at December 31, 2012. We believe that our obsolescence risk was less at March 31, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the three months ended March 31, 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at March 31, 2013.

Gross Profit

Gross profit for the three months ended March 31, 2013 and 2012 was $2,895,927 and $1,996,617, respectively, an increase of $893,310 (45%). The increase is related to the 26% increase in sales for first quarter 2013 and the improvement in cost of sales as a percent of revenue during first quarter 2013. Cost of sales as a percentage of revenues decreased to 39% during the three months ended March 31, 2013 compared to 47% for the three months ended March 31, 2012 and our gross profit percentage increased to 61% for the three months ended March 31, 2013 from 53% for the three months ended March 31, 2012. Our goal is to maintain or improve our gross margins during 2013, as our sales mix migrates to our new products with better margins, in particular the DVM-100, DVM-400 and DVM-250. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more effectively utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,714,510 and $2,728,797 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $14,287 (1%). Overall selling, general and administrative expenses as a percentage of sales decreased to 57% in first quarter 2013 compared to 72% in the same period in 2012. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2013	2012
Research and development expense	$794,162	$602,903
Selling, advertising and promotional expense	574,439	581,661
Stock-based compensation expense	103,492	120,641
Professional fees and expense	154,196	157,852
Executive, sales and administrative staff payroll	483,662	603,558
Other	604,559	662,182
Total	$2,714,510	$2,728,797

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $794,162 and $602,903 for the three months ended March 31, 2013 and 2012, respectively, an increase of $191,259 (32%). We have several development projects nearing completion which are the primary reasons for the increased research and development expenses for the three months ended March 31, 2013 compared to March 31, 2012. Our engineering resources are managing the respective research and development projects, but we have increased our utilization of external resources to complete the projects. This strategy has allowed us to avoid hiring excess engineers that will not be required after the respective projects have been completed. We employed a total of 25 engineers at March 31, 2013, most of whom are dedicated to research and development activities for new products, compared with 22 at March 31, 2012. Research and development expenses as a percentage of total revenues were 17% for the three months ended March 31, 2013 compared to 16% for the three months ended March 31, 2012, illustrating our continuing commitment to bring new products to market and expanding our current product line. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We anticipate launching at least two new products during 2013, including the FirstVu HD and UltraVu products, which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $574,439 and $581,661 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $7,222 (1%). Promotional and advertising expenses totaled $60,368 during the three months ended March 31, 2013 compared to $107,892 during the three months ended March 31, 2012, a decrease of $47,524 (44%). The decrease is primarily attributable to media advertising in trade publications being less in the three months ended March 31, 2013 compared to 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our new DVM-250 and DVM -250 Plus event recorders, to introduce our FirstVU HD and UltraVu, and to continue to develop awareness of the DVM-400 and the DVM-100 in the law enforcement channel during the balance of 2013.

Stock-based compensation expense. Stock based compensation expense totaled $103,492 and $120,641 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $17,149 (14%). The decrease was primarily attributable to older stock option awards becoming fully vested and therefore compensation ceasing.

Professional fees and expense. Professional fees and expenses totaled $154,196 and $157,852 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $3,656 (2%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses in the first quarter 2013 compared to 2012 is primarily attributable to the Company’s cost containment measures.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $483,662 and $603,558 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $119,896 (20%). This decrease is attributable to the reduction of our executive, sales and administrative resources in 2012. In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $45,000 for the three months ended March 31, 2013. In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the other executive officers for a savings of approximately $22,500 for the three months ended March 31, 2013. In addition, we reduced the number of our sales support staff during first quarter 2012 in connection with the restructuring of our sales and marketing organization. We anticipate that the reduction in executive, sales and administrative payroll will continue throughout 2013 as the full benefits of the headcount reductions that occurred throughout 2012 are realized. However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance 2013 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Other. Other selling, general and administrative expenses totaled $604,559 and $662,182 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $57,623 (9%). The decrease in 2013 was attributable to the positive results of our SG&A cost reduction and containment initiative. We plan to continue our cost containment initiatives in 2013 and expect that other selling, general and administrative costs will continue to improve during the balance of 2013.

Operating Income (Loss)

For the reasons previously stated, our operating income was $181,417 for the three months ended March 31, 2013 compared to an operating loss of $732,180 for the three months ended March 31, 2012, an improvement of $913,597 (125%). Operating income as a percentage of revenues increased to 4% in 2013 compared to an operating loss as a percentage of revenues of 19% in 2012.

Interest Income

Interest income increased to $3,183 for the three months ended March 31, 2013 from $2,636 in 2012.

Interest Expense

We incurred interest expense of $70,905 and $75,185 during the three months ended March 31, 2013 and 2012, respectively. We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013. In July 2012 we extended the maturity dates of the Notes from May 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of March 31, 2013, less the unamortized discount of $79,370.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported income before income tax benefit of $113,695 for the three months ended March 31, 2013 compared to a loss before income tax benefit of $804,729 for the three months ended March 31, 2012, an improvement of $918,424 (114%).

Income Tax Benefit

We recorded no income tax expense related to our income for the three months ended March 31, 2013 due to the Company’s overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2013. During 2013, we decreased our valuation reserve on deferred tax assets by $40,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,665,000 of net operating loss carryforwards and $1,083,000 of research and development tax credit carryforwards as of March 31, 2013 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2013 we reported net income of $113,695 compared to a net loss of $804,729 for the three months ended March 31, 2012, an improvement of $918,424 (114%).

Basic and Diluted Income (Loss) per Share

The basic income per share was $0.06 and the diluted income per share was $0.05 and for the three months ended March 31, 2013 for the reasons previously noted. The basic and diluted loss per share was $0.40 for the three months ended March 31, 2012. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. The dilutive effect of the Company’s stock options outstanding during the three months ended March 31, 2013 was determined based on the treasury stock method. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2012.

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

We had over $390,000 of available cash and equivalents and net working capital of approximately $9.0 million as of March 31, 2013. Net working capital as of March 31, 2013 includes approximately $2.2 million of accounts receivable and $7.7 million of inventory. Management believes that it can achieve reduced inventory levels during 2013 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation. However, we may find it necessary to raise additional capital if we do not retain profitability during 2013, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term, add to our existing credit facilities, and do not have other means to support our planned operating activities. Our ability to obtain such capital, if required, could have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern. Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances: As of March 31, 2013, we had cash and cash equivalents with an aggregate balance of $394,745, a decrease from a balance of $703,172 at December 31, 2012. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $308,427 net decrease in cash during the three months ended March 31, 2013:

●	Operating activities:
$127,406 of net cash used in operating activities. Net cash used in operating activities was $127,406 for the three months ended March 31, 2013 compared to net cash used in activities of $412,434 for the three months ended March 31, 2012, an improvement of $285,028. The improvement in cash flow from operations was primarily the result of our net income and decreases in accounts receivable offset by decreases in accounts payable and increases in inventory.

●	Investing activities:
$164,785 of net cash used in investing activities. Cash used in investing activities was $164,785 and $68,509 for the three months ended March 31, 2013 and 2012, respectively. During late 2012, we consolidated our operations into a new location which has resulted in capital expenditures for new furniture, fixtures and equipment.

●	Financing activities:
$16,236 of net cash used in financing activities. Cash used in financing activities was $16,236 for the three months ended March 31, 2013 compared to $-0- for the three months ended March 31, 2012. During late 2012, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $308,427 to $394,745 for the three months ended March 31, 2013.

Commitments:

We had $394,745 of cash and cash equivalent balances and net positive working capital approximating $9.0 million as of March 31, 2013. Accounts receivable balances represented $2,247,017 of our net working capital at March 31, 2013. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2013, which would help to provide positive cash flow to support our operations during the balance of 2013. Inventory represented $7,655,514 of our net working capital at March 31, 2013 and finished goods represented $5,637,002 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2013 by our sales activities, which should provide additional cash flow to help support our operations during such period.

Capital Expenditures. We had commitments for capital expenditures to various contractors who provided leasehold improvements, furniture and equipment for our new facility that we moved into in late 2012. Such commitments for capital expenditures totaled $164,785 for the three months ended March 31, 2013.

Lease commitments-Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2013 and 2012 was $99,431 and $87,365, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease which was effective November 1, 2012.

Year ending December 31:

2013 (period from April 1, 2013 to December 31, 2013)	$172,595
2014	428,505
2015	433,965
2016	439,707
2017 and thereafter	1,508,155

$2,982,927

License agreements. We have several license agreements whereby we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $12,520 and $8,281 for the three months ended March 31, 2013 and 2012, respectively.

Following is a summary of our licenses as of March 31, 2013:

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

Supply and distribution agreement. We entered into a supply and distribution agreement on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers. The term of the agreement was 42 months after the date the supplier began full scale production of the product which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% as compared to the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

After the initial term has expired, the parties may continue the agreement on a month-to-month basis and is terminable by either party upon 30 days advance notice. The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach.

The agreement requires minimum order quantities that represent a remaining commitment to acquire $775,720 of product through February 2014. The supplier is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,725,000 of such products in finished goods inventory as of March 31, 2013 and had sold approximately 570 units since the beginning of the agreement through March 31, 2013.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of March 31, 2013 due to the expected time required to conclude the appeal process. We have accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $27,309 and $28,108 for the three months ended March 31, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $140,000 charged off as uncollectible on cumulative revenues of $149.7 million since we commenced deliveries during 2006. As of March 31, 2013 and December 31, 2012, we had provided a reserve for doubtful accounts of $60,033 and $70,193, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2013. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw material and component parts	$2,205,064	$2,475,857
Work-in-process	137,566	145,622
Finished goods	5,637,002	5,050,572

Subtotal	7,979,632	7,672,051
Reserve for excess and obsolete inventory	(324,118)	(377,330)

Total	$7,655,514	$7,294,721

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 4.1% of the gross inventory balance at March 31, 2013, compared to 4.9% of the gross inventory balance at December 31, 2012. Our finished goods are composed primarily of our Laser Ally products, which are subject to minimum purchase requirements, as well as our new DVM-750 system, the DVM-500 Plus, the FirstVU, the DVM-250 event recorder and the DVF 500 flashlight products, none of which we consider excess or obsolete. Raw material inventory balances were less at March 31, 2013 compared to December 31, 2012 as respective balances had ramped up during the consolidation of operations in late November 2012 and have now returned to more expected levels. Component part inventory balances were basically unchanged at March 31, 2013 and December 31, 2012. We believe that our obsolescence risk was less at March 31, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the three months ended March 31, 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at March 31, 2013.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $167,169 as of March 31, 2013 compared to $173,385 as of December 31, 2012, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our new DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We have recently introduced several new products, including the FirstVU, DVM-100, DVM-400 and DVM-250, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. We granted 40,000 options during the three months ended March 31, 2013. The assumptions used for the determining the grant-date fair value of options granted during the three months ended March 31, 2013 are reflected in the following table:

Three Months Ended March 31, 2013

Expected term of the options in years	2-5 years

Expected volatility of Company stock	80%

Expected dividends	None

Expected forfeiture rate	10%

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 31, 2013 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2012, cumulative valuation allowances in the amount of $6,395,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased to $6,355,000 to fully reserve our deferred tax assets at March 31, 2013. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2013 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2013 representing uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long term liability as of March 31, 2013 due to the expected time required to conclude the appeal process. We have accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

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

 Not applicable.

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

DIGITAL ALLY, INC., a Nevada corporation

Date: April 30, 2013	By:	/s/ Stanton E. Ross
	Name:	Stanton E. Ross
	Title:	President and Chief Executive Officer

Date: April 30, 2013	By:	/s/ Thomas J. Heckman
	Name:	Thomas J. Heckman
	Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.