Form 10-Q
period 2013-06-30
DIGITAL ALLY INC
filed 2013-07-24
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2013
Common Stock, $0.001 par value	2,135,564

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2013

(Unaudited)

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$209,457	$703,172
Accounts receivable-trade, less allowance for doubtful accounts of $55,033 – 2013 and $70,193 – 2012	2,769,062	2,956,654
Accounts receivable-other	106,543	71,148
Inventories	8,238,792	7,294,721
Prepaid expenses	406,657	258,642
Total current assets	11,730,511	11,284,337
Furniture, fixtures and equipment	4,485,398	4,392,880
Less accumulated depreciation and amortization	3,468,571	3,454,087
	1,016,827	938,793
Restricted cash	662,500	662,500
Intangible assets, net	217,035	217,660
Other assets	268,415	241,446
Total assets	$13,895,288	$13,344,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,335,412	$1,520,207
Subordinated note payable-current, net of discount of $62,362 – 2013 and $0 – 2012	2,437,638	—
Accrued expenses	1,163,386	793,524
Capital lease obligation-current	77,344	66,087
Income taxes payable	5,667	6,717
Customer deposits	1,878	1,878
Total current liabilities	5,021,325	2,388,413
Long-term liabilities:
Subordinated note payable-long-term, net of discount of $0 – 2013 and $96,378 – 2012	—	2,403,622
Litigation accrual-long term	530,000	530,000
Capital lease obligation-long term	100,693	120,988

Total long term liabilities	630,693	3,054,610

Commitments and contingencies
Stockholder’s Equity:
Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,199,082 – 2013 and 2,099,082 – 2012	2,199	2,099
Additional paid in capital	23,599,314	23,304,401
Treasury stock, at cost (shares: 63,518 – 2013 and 63,518 - 2012)	(2,157,226)	(2,157,226)
Accumulated deficit	(13,201,017)	(13,247,561)
Total stockholders’ equity	8,243,270	7,901,713
Total liabilities and stockholders’ equity	$13,895,288	$13,344,736

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Product revenue	$4,801,499	$4,392,133	$9,393,622	$7,980,686
Other revenue	250,396	208,664	438,822	402,567
Total revenue	5,051,895	4,600,797	9,832,444	8,383,253
Cost of revenue	2,014,080	2,125,134	3,898,702	3,910,973
Gross profit	3,037,815	2,475,663	5,933,742	4,472,280
Selling, general and administrative expenses:
Research and development expense	921,937	574,883	1,716,099	1,177,786
Selling, advertising and promotional expense	715,051	691,481	1,289,490	1,273,142
Stock-based compensation expense	191,521	120,796	295,013	241,437
Litigation charge and related expenses	—	654,082	—	654,082
General and administrative expense	1,230,545	1,309,951	2,472,962	2,733,543
Total selling, general and administrative expenses	3,059,054	3,351,193	5,773,564	6,079,990
Operating income (loss)	(21,239)	(875,530)	160,178	(1,607,710)

Interest income	3,637	2,143	6,820	4,779
Other income	21,219	—	21,219	—
Interest expense	(70,768)	(75,814)	(141,673)	(150,999)
Income (loss) before income tax (expense) benefit	(67,151)	(949,201)	46,544	(1,753,930)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$(67,151)	$(949,201)	$46,544	$(1,753,930)
Net income (loss) per share information:
Basic	$(0.03)	$(0.47)	$0.02	$(0.87)
Diluted	$(0.03)	$(0.47)	$0.02	$(0.87)
Weighted average shares outstanding:
Basic	2,096,231	2,025,759	2,080,342	2,022,491
Diluted	2,096,231	2,025,759	2,094,329	2,022,491

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2013	2,099,082	$2,099	$23,304,401	$(2,157,226)	$(13,247,561)	$7,901,713

Stock-based compensation	—	—	295,013	—	—	295,013

Restricted common stock grant	100,000	100	(100)	—	—	—

Net income	—	—	—	—	46,544	46,544

Balance, June 30, 2013	2,199,082	$2,199	$23,599,314	$(2,157,226)	$(13,201,017)	$8,243,270

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$46,544	$(1,753,930)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	216,784	372,151
Stock based compensation	295,013	241,437
Provision for inventory obsolescence	(120,046)	3,306
Provision for doubtful accounts receivable	(15,160)	(13,392)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	202,752	(68,000)
Accounts receivable - other	(35,395)	44,721
Inventories	(824,025)	(270,859)
Prepaid expenses	(157,694)	21,357
Other assets	(26,969)	16,997
Increase (decrease) in:
Accounts payable	(184,795)	53,106
Accrued expenses	369,862	(107,033)
Litigation accrual	—	530,000
Income taxes payable	(1,050)	(17,000)
Customer deposits	—	(30,021)
Net cash used in operating activities	(234,179)	(977,160)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(222,371)	(96,880)
Additions to intangible assets	(3,830)	(10,955)
Net cash used in investing activities	(226,201)	(107,835)
Cash Flows from Financing Activities:
Payments on capital lease obligation	(33,335)	(2,338)
Net cash used in financing activities	(33,335)	(2,338)
Net decrease in cash and cash equivalents	(493,715)	(1,087,333)
Cash and cash equivalents, beginning of period	703,172	2,270,393
Cash and cash equivalents, end of period	$209,457	$1,183,060
Supplemental disclosures of cash flow information:
Cash payments for interest	$107,722	$100,631
Cash payments for income taxes	$1,325	$17,000
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$100	$130
Capital expenditures financed by capital lease obligations	$24,362	$94,760

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company, “we, “us” and “our” ”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body (clipped to a pocket, belt, etc.); a hand-held speed detection device; and a digital video flashlight. These products make self-contained video and audio recordings onto flash memory cards that are incorporated into the body of the digital video rear view mirror, officer-worn video and audio system and a flashlight. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. Sales returns and allowances aggregated $155,353 and $127,315 for the three months ended June 30, 2013 and 2012, respectively, and $343,779 and $178,616 for the six months ended June 30, 2013 and 2012, respectively.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of June 30, 2013 and December 31, 2012, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $20,199 and $15,861 for the three months ended June 30, 2013 and 2012, respectively, and $42,670 and $29,961 for the six months ended June 30, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $129,917 and $127,055 for the three months ended June 30, 2013 and 2012, respectively, and $190,285 and $234,947 for the six months ended June 30, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2013 and 2012. There have been no penalties in 2013 and 2012.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2013 and 2012, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales by geographic area:
United States of America	$4,960,111	$4,589,116	$9,659,846	$8,213,157
Foreign	91,784	11,681	172,598	170,096
	$5,051,895	$4,600,797	$9,832,444	$8,383,253

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Accounting Developments:

New pronouncements issued but not effective until after June 30, 2013, are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $55,033 and $70,193 as of June 30, 2013, and December 31, 2012, respectively.

The Company sells through a network of unaffiliated distributors for international sales and both employee-based and independent sales agents for domestic sales. During 2012, the Company discontinued its use of independent sales agents for domestic sales and currently only utilizes employee-based domestic salesman. No distributor/agent individually exceeded 10% of total revenues, for the six months ended June 30, 2013. One customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2013, which totaled $854,208, or 31% of total accounts receivable. One domestic distributor/agent individually exceeded 10% and represented $1,372,981, or 16% of total revenues, for the six months ended June 30, 2012. One customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2012, which totaled $396,355, or 14% of total accounts receivable.

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent less than 18% of the Company’s total revenue; however, revenue generated by these products is expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw material and component parts	$2,071,611	$2,475,857
Work-in-process	111,539	145,622
Finished goods	6,312,926	5,050,572
Subtotal	8,496,076	7,672,051
Reserve for excess and obsolete inventory	(257,284)	(377,330)
Total	$8,238,792	$7,294,721

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $278,508 and $327,667 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

	June 30, 2013	December 31, 2012
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(62,362)	(96,378)
Total notes payable	2,437,638	2,403,622
Less: Current maturities of long-term debt	2,437,638	—
Subordinated notes payable, long-term	$—	$2,403,622

During the year ended December 31, 2011, the Company, in two separate transactions, borrowed an aggregate of $2.5 million under two unsecured notes payable to a private, third-party lender. The loans were funded in May and November 2011 and both are represented by promissory notes (the “Notes”) that bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The maturity date of the original Note in the principal amount of $1,500,000 was extended from May 30, 2012 to May 30, 2013 in conjunction with the issuance of the second Note during November 2011. Both Notes were due and payable in full on May 30, 2013 and could be prepaid without penalty at any time. The Notes are subordinated to all existing and future senior indebtedness, as such term is defined in the Notes.

The Company granted the lender warrants (the “Warrants”) exercisable to purchase a total of 56,250 shares of its common stock at an exercise price of $8.00 per share (as modified) until November 30, 2013. The exercise price for the Warrants exercisable to purchase 37,500 shares issued with the first Note was reduced from $12.00 per share to $8.00 per share in consideration for the extension of the first Note’s maturity date. The Company paid fees totaling $147,500 to an unaffiliated entity and issued warrants exercisable to purchase 13,750 shares of its Common Stock on the same terms and conditions as the Warrants for its services relating to the transactions, including the modification of the warrants issued pursuant to the first Note.

The Company allocated $236,726of the proceeds of the Notes to additional paid-in-capital, which represented the grant date fair value of the Warrant for 56,250 common shares issued to the lender and the warrant for 13,750 shares issued to the unaffiliated third party who arranged the transactions. In addition, the cash fees paid to the unaffiliated third party totaling $147,500 is included in the discount on the Notes. The modification of the original Note that occurred during November 2011 was treated as an early extinguishment of the debt.

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock. The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Note that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $34,016 and $50,369 for the six months ended June 30, 2013, and 2012, respectively.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2013 (period from July 1, 2013 to December 31, 2013)	$44,976
2014	90,034
2015	58,025
2016	3,961
2017 and thereafter	—
Total future minimum lease payments	196,996
Less amount representing interest	18,959
Present value of minimum lease payments	178,037
Less current portion	77,344
Capital lease obligations, less current portion	$100,693

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	June 30, 2013	December 31, 2012
Office furniture, fixtures and equipment	$259,295	$234,933
Less: accumulated amortization	(31,820)	(7,226)
Net furniture, fixtures and equipment	$227,475	$227,707

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accrued warranty expense	$155,067	$173,385
Accrued sales commissions	88,420	39,639
Accrued payroll and related fringes	325,783	329,960
Accrued insurance	84,299	60,149
Accrued rent	231,373	66,287
Other	278,444	124,104
	$1,163,386	$793,524

Accrued warranty expense was comprised of the following for the six months ended June 30, 2013:

Beginning balance	$173,385
Provision for warranty expense	61,904
Charges applied to warranty reserve	(80,222)
Ending balance	$155,067

NOTE 7. INCOME TAXES

The effective tax rate for the six months ended June 30, 2013 and 2012 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of June 30, 2013 because of our recent operating losses.

The valuation allowance on deferred tax assets totaled $6,400,000 and $6,395,000 as of June 30, 2013 and December 31, 2012, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2012 and 2011, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed improvement in the second half of 2012 but the impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, our ongoing cost containment efforts, and our operating activity during the six months ended June 30, 2013, we remain in a three-year cumulative loss position at June 30, 2013. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined that our valuation allowance should be increased by $5,000 to continue to fully reserve our deferred tax assets at June 30, 2013. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At June 30, 2013, the Company had available approximately $7,750,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2033. In addition, the Company had research and development tax credit carryforwards approximating $1,133,000 available as of June 30, 2013, which expire between 2023 and 2033.

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

As discussed in Note 1, “Summary of Significant Accounting Policies,” tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2008 and all prior tax years. The Company recently under went an examination of its 2008 federal income tax return by the Internal Revenue Service. The examination process has been concluded with no proposed adjustments.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long-term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the six months ended June 30, 2013 and 2012 was $198,862 and $177,150, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease which was effective November 1, 2012.

Year ending December 31:
2013 (period from July 1, 2013 to December 31, 2013)	$138,819
2014	428,505
2015	433,965
2016	439,707
2017	445,449
2018 and thereafter	1,062,706
$2,949,151

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $21,401 and $19,264 for the six months ended June 30, 2013 and 2012, respectively.

Supply and distribution agreement. The Company entered into a supply and distribution agreement with Dragoneye Technology, LLC (“Dragoneye”) on May 1, 2010 under which it was granted the exclusive world-wide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% of the original commitment. The Company agreed to release its world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,815,000 of such products in finished goods inventory as of June 30, 2013 and had sold approximately 615 units since the beginning of the agreement through June 30, 2013.

After the initial term has expired, the parties may continue the agreement on a month-to-month basis and is terminable by either party upon 30 days advance notice. The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract and has ceased all purchases under the agreement. See “Legal Proceedings” for further details.

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

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 to date under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long-term liability as of June 30, 2013 due to the expected time required to conclude the appeal process. We have accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s trade name LaserAlly. The Company alleges in the complaint that Dragoneye has breached the contract whereby Dragoneye has failed to maintain as confidential information the Company’s customer list; Dragoneye has infringed on the Company’s trademarks, including LaserAlly and Digital Ally; Dragoneye has tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners; and Dragoneye has engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the Supply and Distribution agreement terminated and cancelled. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the Company for alleged breaching of the contract. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of its foreign vendors. The Company seeks the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company is also asking the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. BCM has not yet filed an answer to the complaint. The value of the two PO’s are approximately $75,000.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $52,717 and $54,700 for the six months ended June 30, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $191,521 and $120,796 for the three months ended June 30, 2013 and 2012, respectively, and $295,013 and $241,437 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 the Company has adopted six separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”) and (v) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 975,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC with the exception of the 2013 Plan. A total of 51,106 options or restricted stock remain available for grant under the various Plans as of June 30, 2013.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of June 30, 2013.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the six months ended June 30, 2013 are reflected in the following table:

Expected term of the options in years	2-5 years

Expected volatility of Company stock	80%

Expected dividends	None

Forfeiture rate	10%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	552,650	$17.87
Granted	40,000	4.16
Exercised	—	—
Exercised and surrendered/cancelled (cashless exercise)	—	—
Forfeited	(3,000)	(33.84)
Outstanding at June 30, 2013	589,650	$16.59
Exercisable at June 30, 2013	415,750	$20.82
Weighted-average fair value for options granted during the period at fair value	40,000	$2.02

The Plan’s allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no cashless exercises during the six months ended June 30, 2013.

At June 30, 2013, the aggregate intrinsic value of options outstanding was approximately $531,655, the aggregate intrinsic value of options exercisable was approximately $176,144, and there were no options exercised during the six months ended June 30, 2013.

As of June 30, 2013, the unamortized portion of stock compensation expense on all existing stock options was $302,015, which will be recognized over the next forty-five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2013:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	62,250	9.0 years	17,875	8.9 years
$4.00 to $6.99	91,250	9.0 years	35,875	8.9 years
$7.00 to $9.99	139,772	3.6 years	116,290	2.6 years
$10.00 to $12.99	77,629	4.2 years	76,623	4.1 years
$13.00 to $15.99	89,999	7.1 years	44,187	6.6 years
$16.00 to $18.99	1,375	3.8 years	1,375	3.8 years
$19.00 to $29.99	10,500	5.7 years	6,650	5.4 years
$30.00 to $55.00	116,875	4.5 years	116,875	4.5 years
	589,650	5.8 years	415,750	4.7 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over six months to four years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2013 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2013	10,937	$5.27
Granted	100,000	5.02
Vested	(8,124)	(5.87)
Forfeited	—	—
Nonvested balance, June 30, 2013	102,813	$4.98

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2013, there were $361,852 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next twenty-two months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2013 (July 1, 3013 to December 31, 2013)	30,000
2014	70,625
2015	938
2016	1,250

NOTE 10. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 7). The Warrants are immediately exercisable and allow the holders to purchase up to 83,125 shares of common stock at $4.00-$4.40 per share after modification. The Warrants expire on November 30, 2015, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months

Expected volatility of Company stock	66% - 68%

Expected dividends	None

Risk-free interest rate	0.25% - 0.62%

Forfeiture rate	0%

A summary of all Warrant activity is as follows:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2013	83,125	$4.02
Granted	—	—

Vested Balance, June 30, 2013	83,125	$4.02

The remaining unamortized grant date fair value of the Warrants to purchase 83,125 common shares aggregated $62,362 as of June 30, 2013, which is amortized ratably to interest expense over the term of the Notes.

NOTE 11. NET INCOME (LOSS) PER SHARE

The calculations of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted income per share – Net loss	$(67,151)	$(949,201)	$46,544	$(1,753,930)
Denominator for basic loss per share – weighted average shares outstanding	2,096,231	2,025,759	2,080,342	2,022,491
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	13,987	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,096,231	2,025,759	2,094,329	2,022,491

Net loss per share:
Basic	$(0.03)	$(0.47)	$.02	$(0.87)
Diluted	$(0.03)	$(0.47)	$.02	$(0.87)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. The dilutive effect of the Company’s stock options and warrants outstanding during the six months ended June 30, 2013 was determined based on the treasury stock method. All outstanding stock options and warrants to purchase common stock were considered antidilutive, as a result of their exercise price being out of the money and the net loss incurred for the three months ended June 30, 2013, the three months ended June 30, 2012 and the six months ended June 30, 2012 and, therefore, not included in the computation of diluted loss per share.

NOTE 12. SUBSEQUENT EVENTS

The Company was notified in July 2013 that the U.S. Patent Office has allowed two patent applications for the Company’s core product lines. The first patent application relates to the in-car video recording system that is the basis for the Company’s Digital Video Mirror (“DVM”) product offerings for law enforcement. The second patent application relates to remote transmitters worn by law enforcement personnel in the field. The patent application covers, among other features, on-board storage of recorded data to insure that no data is lost when the law enforcement personnel is away from their vehicle.

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

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car video products, including lower priced in-car video mirrors (the DVM-100 and DVM-400), speed detection (Laser Ally) and body worn camera (FirstVU) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies and launched the new FirstVU HD in June 2013. We have additional research and development projects that we anticipate will result in several new product launches later in 2013. We believe that the launch of these new products will help to diversify and increase our product offerings and result in increased revenues in the future.

We experienced operating losses for most of the quarters during 2012 and 2011 but we have generated operating income during two of the last four quarters. The following is a summary of our recent operating results on a quarterly basis:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$5,051,895	$4,780,549	$4,638,087	$4,596,768	$4,600,797	$3,782,456
Gross profit	3,037,815	2,895,927	2,392,397	2,617,310	2,475,663	1,996,617
Gross profit margin percentage	60.1%	60.6%	51.6%	56.9%	53.8%	52.8%
Total selling, general and administrative expenses	3,059,054	2,714,510	2,807,221	2,281,294	3,351,193	2,728,797
Operating income (loss)	(21,239)	181,417	(414,824)	336,016	(875,530)	(732,180)
Operating margin percentage	(0.4)%	3.8%	(8.9)%	7.3%	(19.0)%	(19.4)%
Net income (loss)	$(67,151)	$113,695	$(487,099)	$270,040	$(949,201)	$(804,729)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and our new products, such as the DVM-100, DVM-400, DVM-250, and FirstVU HD. We reported an operating loss of $21,239 during second quarter 2013 on revenues of $5,051,895 compared to operating income of $181,417 during first quarter 2013 on revenues of $4,780,549. The operating income reported in the third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012. Our gross margin percentage in the second quarter 2013 decreased slightly to 60.1% from 60.6% in first quarter 2013, but was notably better than the gross margins reported in fourth quarter 2012 (51.6%), third quarter 2012 (56.9%), second quarter 2012 (53.8%) and first quarter 2012 (52.8%). We attribute the better gross margin percentages to an improved sales mix, reduction in production overhead costs and better sourcing of component parts. Our selling, general and administrative (“SG&A”) expenses increased in second quarter 2013 compared to first quarter 2013, which was only the second quarter in the last five quarters where SG&A expenses increased from the prior quarter. This demonstrates the positive results of our cost containment plan implemented in 2011. The increase in the SG&A expenses in second quarter 2013 was primarily related to higher research and development costs associated with several new products released or to be released in 2013 and stock based compensation expense. Our international revenues during second quarter 2013 increased to $91,784 compared to $11,681 during the second quarter 2012.

We expect to continue to experience significant fluctuations in revenues in 2013 and beyond due to the timing of larger orders from international and domestic customers. For 2013, we are focusing on increasing revenues and improving gross margins in addition to continuing our general and administrative cost reduction and containment measures. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during the six months ended June 30, 2013 compared to December 31, 2012 primarily due to increases in finished goods inventory of the new FirstVU HD product and our mirror products in anticipation of increased orders in the third quarter of 2013. We implemented a program to closely monitor inventory levels in 2013 as we attempt to improve sales, closely manage our production rates and reduce procurement costs throughout our supply chain.

●	Revenues increased in second quarter 2013 to $5,051,895 from $4,780,549 in first quarter 2013 and were the highest since third quarter 2011, when revenues aggregated $5,817,893. We attribute the revenue increases during recent quarters to the reorganization of our law enforcement sales force, which began in late 2011 and continued through the first and second quarters of 2012. We have moved to an employee-based sales force, as opposed to our historical usage of independent sales agents for domestic markets.

●	We have recently launched additional products to complement our DVM-500 and DVM-750 in-car video products in an effort to diversify our sources of revenue. In that respect, we launched the DVM-250 event recorder during first quarter 2011, the DVM-100 in-car video system in third quarter 2011 and the DVM-400 in-car video system in fourth quarter 2011, the new FirstVU HD in June 2013, and plan to launch the UltraVU during third quarter 2013. We are hopeful that our expanded product line will help generate incremental revenues to supplement our traditional DVM-500Plus and DVM-750 revenues. In addition, the DVM-250 and DVM-250Plus event recorders are designed for commercial fleet operators, which allow us to seek new customers outside of law enforcement. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, and the DVM-250Plus, contributed 14% of the total sales for the three months ended June 30, 2013 compared to 9% for the three months ended June 30, 2012.

●	Our gross profit on sales decreased slightly to 60.1% during second quarter 2013 from 60.6% in first quarter 2013, but improved from 51.6% in fourth quarter 2012, 56.9% in third quarter 2012, and 53.8% in second quarter 2012. We attribute the improvement in gross margins during 2013 to our supply chain improvement plan as we continued producing and shipping both DVM-500Plus and DVM-750 units containing the lower cost components, and our ability to transition sales volume to our recently added products, which have higher margins than our DVM-500 and DVM-750 in car video products. Since 2011 we have implemented our supply chain plan to improve gross margin through better outsourcing of our component parts in the future, including from foreign sources, which allowed us to reduce our production overhead costs through headcount and other cost reductions. Our goal is to continue to improve margins during 2013 through our supply chain initiative, reduce manufacturing overhead, increase sales volume and improve product mix. We continue to focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and we expect it to have a negative impact on our gross margins to some degree during 2013.

●	We believe that current and potential customers may be delaying or reducing the size of orders due to a number of factors, including budget reductions, in order to preserve their currently available funding and budgets. Many of the existing Federal funding programs require matching funds from the local agencies that continue to be difficult given the budget restrictions. We cannot predict whether such funding on a matching basis will have a positive impact on our revenues in the future.

●	Our international revenues were less than expected for the six months ended June 30, 2013 and 2012, with total international revenues of $172,598 (2% of total revenues) for the six months ended June 30, 2013, compared to $170,096 (2% of total revenues) for the six months ended June 30, 2012. We were disappointed in our 2013 international revenues given the high level of bidding activity. We are hopeful that the level of the first and second quarter 2013 international revenues is temporary and will improve during the remainder of 2013, although we can offer no assurances in this regard. We have made a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013. This language flexibility may be a positive factor in our efforts to improve future international sales.

●	We have reorganized our production and manufacturing operations by placing a greater emphasis on contract manufacturers. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. It is, of course, important that selected contract manufacturers be able to ramp up production quickly in order to meet the varying demands of our customers.

●	Our recent operating losses caused deterioration in our cash and liquidity in fiscal 2012 and 2011. We borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2014 and may be prepaid without penalty at any time. At June 30, 2013, we had available cash balances of $209,457 and approximately $6.7 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

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

We entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% as compared to the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,815,000 of such products in finished goods inventory as of June 30, 2013 and had sold approximately 615 units since the beginning of the agreement through June 30, 2013.

After the initial term has expired, the parties may continue the agreement on a month-to-month basis and is terminable by either party upon 30 days advance notice. The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.”

For the Three Months Ended June 30, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2013	2012
Revenue	100%	100%
Cost of revenue	40%	46%
Gross profit	60%	54%
Selling, general and administrative expenses:
Research and development expense	18%	13%
Selling, advertising and promotional expense	14%	15%
Stock-based compensation expense	4%	3%
Litigation charge and related expenses	—%	14%
General and administrative expense	24%	28%
Total selling, general and administrative expenses	60%	73%
Operating income (loss)	—%	(19%)
Other income and interest expense, net	(1%)	(2%)
Loss before income tax benefit	(1%)	(21%)
Income tax benefit	—%	—%
Net loss	(1%)	(21%)

Net loss per share information:
Basic	$(0.03)	$(0.47)
Diluted	$(0.03)	$(0.47)

Revenues

Our current product offerings include the following:

Product	Description	Retail price

DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295

DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,595

DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995

DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$795

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995

Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995

FirstVU	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795

FirstVU HD	A body-worn digital audio/video camera system in HD quality primarily designed for law enforcement and commercial customers. This unit is smaller in size and a second generation product designed to replace the original FirstVU.	$995

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the second quarter 2013 and second quarter 2012 were derived from the following sources:

	Three months ended June 30,
	2013	2012
DVM-500 Plus	52%	48%
DVM-100 & 400	8%	4%
DVM-750	7%	20%
DVM-250 & DVM- 250 Plus	6%	5%
Wireless transfer module	3%	—%
Laser Ally	2%	2%
First Vu	1%	3%
Repair and service	1%	2%
Accessories and other revenues	20%	16%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our newer products, including the DVM 100, the DVM 400, the DVM 250, the DVM 250 Plus, contributed 14% of our total sales for the three months ended June 30, 2013, compared to 9% for the comparable period ending June 30, 2012. We expect that the sales mix will continue to transition from the DVM 550 Plus and DVM 750 to our newer products.

Revenues for the three months ended June 30, 2013 and 2012 were $5,051,895 and $4,600,797, respectively, an increase of $451,098 (10%), due to the following factors:

●	Our revenues increased significantly for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 (10%) and we attribute the increased revenues to the recent reorganization of the law enforcement sales force. We reorganized our domestic sales force and organization for our law enforcement channel in 2012 from third party sales agents to an employee-based direct sales force. This provides us with more control and monitoring of our sales force and its daily activities. In addition, we reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel, from 15 in 2012 to 22 in order to better penetrate the market. During 2012, we converted one third party sales agent to an employee-based direct sales person and replaced the remaining third party sales agents with new employee-based sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, was to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results. We believe that the transition to the employee-based direct sales force model resulting in a number of new territories and sales personnel during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories may have caused temporary disruptions and contributed to the lower revenues in 2012. We hope that this transition will continue to improve revenues from these historically underperforming territories in the future.

●	We shipped three individual orders in excess of $100,000, for a total of $1,566,000 in revenue for the three months ended June 30, 2013 compared to four orders individually in excess of $100,000, for total revenue of $882,000 for the three months ended June 30, 2012. Two of the three orders in excess of $100,000 in 2013 were from state contracts that we do not expect to reoccur on a consistent basis. We maintained consistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes in 2013. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250Plus and the DVM-400, which are sold at lower retail pricing levels compared to our legacy products due to fewer features relative to our legacy DVM-500Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues increased to $91,784 (2% of total revenues) during second quarter 2013, compared to $11,681 (<1% of total revenues) during second quarter 2012. We have made a number of bids for international customers; however, international sale cycles are generally longer than for domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2013 and 2012 was $2,014,080 and $2,125,134, respectively, a decrease of $111,054 (5%). The decrease in cost of goods sold is primarily due to the improvement in cost of goods sold as a percent of revenues during second quarter 2013 compared to 2012. Cost of sales as a percentage of revenues decreased to 40% during the three months ended June 30, 2013 from 46% for the three months ended June 30, 2012. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2013 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering. In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs. We believe that our contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our customers. We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $257,284 and $377,330 in reserves for obsolete and excess inventories at June 30, 2013 and December 31, 2012, respectively. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,071,611 and $2,475,827 at June 30, 2013 and December 31, 2012, respectively, a decrease of $404,216 (16%). The decrease in raw materials and component parts is primarily attributable to inventory levels returning to normal after a slight ramp up in late 2012 associated with the consolidation of operations into our new building. We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2013. Finished goods balances were $6,312,926 and $5,050,572 at June 30, 2013 and December 31, 2012, respectively, an increase of $1,262,354 (25%). The increase in finished goods was primarily in Laser Ally products and DVM 750 products, and we have pending orders for the DVM-750 products. Finished goods at June 30, 2013 are primarily the Laser Ally products, the new DVM-750, and the DVM-500 Plus products, which will be used to fulfill orders during the balance of 2013. Finished goods also included supplies of our other new products, including the FirstVU, DVM-250, DVM-100 and DVM-400 at June 30, 2013. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 3.0% as of June 30, 2013 compared to 4.9% at December 31, 2012. We believe that our obsolescence risk was less at June 30, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the three months ended June 30, 2013 and applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at June 30, 2013.

Gross Profit

Gross profit for the three months ended June 30, 2013 and 2012 was $3,037,815 and $2,475,663, respectively, an increase of $562,152 (23%). The increase is related to the significant improvement in cost of sales as a percent of revenue during second quarter 2013 and the 10% increase in revenues. Cost of sales as a percentage of revenues decreased to 40% during the three months ended June 30, 2013 compared to 46% for the three months ended June 30, 2012 and our gross profit percentage increased to 60% for the three months ended June 30, 2013 from 54% for the three months ended June 30, 2012. Our revenues increased 10% for the three months ended June 30, 2013; however, our cost of sales decreased 5% for the same period compared to the 2012 period. Our goal is to maintain or improve our gross margins during 2013, as our sales mix migrates to our new products with better margins, in particular the DVM-100, DVM-400 and DVM-250. In addition, as revenues increase from these products, we will seek to further improve our margins from such products through economies of scale and more effectively utilizing fixed manufacturing overhead components. We plan to continue our initiative for more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,059,054 and $3,351,193 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $292,139 (9%). Overall selling, general and administrative expenses as a percentage of sales decreased to 60% in 2013 compared to 73% in 2012. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2013	2012
Research and development expense	$921,937	$574,883
Selling, advertising and promotional expense	715,051	691,481
Stock-based compensation expense	191,521	120,796
Professional fees and expense	116,530	213,573
Executive, sales and administrative staff payroll	512,108	522,237
Litigation charge and related expenses	—	654,082
Other	601,907	574,141
Total	$3,059,054	$3,351,193

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $921,937 and $574,883 for the three months ended June 30, 2013 and 2012, respectively, an increase of $347,054 (60%). We have several development projects nearing completion, which are the primary reasons for the increased research and development expenses for the three months ended June 30, 2013 compared to June 30, 2012. Our engineering resources are managing these projects, but we have increased our utilization of external resources to complete the projects. This strategy has allowed us to avoid hiring excess engineers that will not be required after the respective projects have been completed. We employed a total of 26 engineers at June 30, 2013, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 18% for the three months ended June 30, 2013 compared to 13% for the three months ended June 30, 2012. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We launched the FirstVu HD at the end of June 2013 and anticipate launching other new products during 2013, including the UltraVu product, which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $715,051 and $691,481 for the three months ended June 30, 2013 and 2012, respectively, an increase of $23,570 (3%). Salesman salaries and commissions represents the primary components of these costs and were $585,134 and $564,426 for the three months ended June 30, 2013 and 2012, respectively, an increase of $20,708 (4%). The effective commission rate was 11.6% at June 30, 2013 compared to 12.3% at June 30, 2012.

Promotional and advertising expenses totaled $129,917 during the three months ended June 30, 2013 compared to $127,055 during the three months ended June 30, 2012, an increase of $2,862 (2%). The decrease is primarily attributable to media advertising in trade publications being less in the three months ended June 30, 2013 compared to 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 and DVM-250 Plus event recorders, to introduce our FirstVU HD and UltraVu, and to continue to develop awareness of the DVM-400 and the DVM-100 in the law enforcement channel during the balance of 2013.

Stock-based compensation expense. Stock based compensation expense totaled $191,521 and $120,796 for the three months ended June 30, 2013 and 2012, respectively, an increase of $70,725 (59%). The increase is primarily due to amortization of the restricted stock granted to directors in May 2013 with shorter one-year vesting periods, which resulted in increased stock compensation expense for the three months ended June 30, 2013 compared to 2012. We expect this trend to continue for the balance of 2013 and early 2014 based on the projected amortization of currently outstanding stock options.

Professional fees and expense. Professional fees and expenses totaled $116,530 and $213,573 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $97,043 (45%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses in the second quarter 2013 compared to 2012 is primarily attributable to lower litigation expenses and the Company’s cost containment measures.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $512,108 and $522,237 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $10,129 (2%). This decrease is attributable to the reduction of our executive, sales and administrative resources. In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $15,000 for the three months ended June 30, 2013 compared to June 30, 2012. We may find it necessary to hire additional technical support staff during the balance of 2013 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Litigation charge and related expenses. Litigation charges and expenses totaled $-0- and $654,082 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $654,082 (100%). The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court's rulings and the judgment entered on July 3, 2012 and are appealing them. We included the legal fees incurred, including the accrual of legal fees expected during the appeal process related to the Z3 lawsuit as a one-time litigation charge and related expenses during the three months ended June 30, 2012.

Other. Other selling, general and administrative expenses totaled $601,907 and $574,141 for the three months ended June 30, 2013 and 2012, respectively, an increase of $27,766 (5%). The increase in 2013 was primarily attributable to increased travel expenses compared to 2012. We plan to continue our cost containment initiatives in 2013 and expect that other selling, general and administrative costs will remain consistent as a percentage of sales in future periods.

Operating Loss

For the reasons previously stated, our operating loss was $21,239 and $875,530 for the three months ended June 30, 2013 and 2012, respectively, an improvement of $854,291 (98%). Operating loss as a percentage of revenues decreased to 0% in 2013 compared to 19% in 2012.

Interest Income

Interest income increased to $3,637 for the three months ended June 30, 2013 from $2,143 in 2012.

Other Income

Other income increased to $21,219 for the three months ended June 30, 2013 from $-0- in 2012. The increase is attributable to the increased value of marketable securities held at June 30, 2013.

Interest Expense

We incurred interest expense of $70,768 and $75,814 during the three months ended June 30, 2013 and 2012, respectively. We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013. In July 2012 we extended the maturity dates of the Notes from May 30, 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of June 30, 2013, less the unamortized discount of $62,362.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $67,151 and $949,201 for the three months ended June 30, 2013 and 2012, respectively, an improvement of $882,050 (93%).

Income Tax Benefit

We recorded no income tax expense related to our income for the three months ended June 30, 2013 due to our net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2013. During 2013, we increased our valuation reserve on deferred tax assets by $5,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,750,000 of net operating loss carryforwards and $1,133,000 of research and development tax credit carryforwards as of June 30, 2013 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended June 30, 2013 and 2012, we reported a net loss of $67,151 and $949,201, respectively, an improvement of $882,050 (93%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.03 and $0.47 for the three months ended June 30, 2013 and 2012, respectively, for the reasons previously noted. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. The dilutive effect of the Company’s stock options outstanding during the three months ended June 30, 2013 was determined based on the treasury stock method. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2012.

For the Six Months Ended June 30, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2013	2012
Revenue	100%	100%
Cost of revenue	40%	47%
Gross profit	60%	53%
Selling, general and administrative expenses:
Research and development expense	18%	14%
Selling, advertising and promotional expense	13%	15%
Stock-based compensation expense	3%	3%
Litigation charge and related expenses	—%	8%
General and administrative expense	25%	32%
Total selling, general and administrative expenses	59%	72%
Operating income (loss)	2%	(19%)
Other income and interest expense, net	(1%)	(2%)
Income (loss) before income tax benefit	1%	(21%)
Income tax benefit	—%	—%
Net income (loss)	1%	(21%)

Net income (loss) per share information:
Basic	$.02	$(0.87)
Diluted	$.02	$(0.87)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our primary competition and generally are lower priced when considering comparable features and capabilities.

Revenues for the six months ended 2013 and 2012, respectively, were derived from the following sources:

	Six months ended June 30,
	2013	2012
DVM-500 Plus	48%	52%
DVM-750	12%	18%
DVM-100& DVM-400	9%	4%
DVM-250& DVM-250 Plus	7%	4%
Laser Ally	2%	2%
Repair and service	2%	2%
First Vu	1%	2%
Accessories and other revenues	19%	16%
	100%	100%

We experienced a change in the sales mix of our products for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our newer products, including the DVM-100, the DVM-400, the DVM-250, and the DVM-250 Plus, contributed 16% of total sales for the six months ended June 30, 2013, compared to 8% for the comparable period ending June 30, 2012. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM-750 to the newer products during 2013.

Revenues for the six months ended June 30, 2013 and 2012 were $9,832,444 and $8,383,253, respectively, an increase of $1,449,191 (17%), due to the following factors:

●	Our revenues increased approximately 17% for the six months ended June 31, 2013 compared to the six months ended June 30, 2012 and we attribute the increased revenues to the recent reorganization of the law enforcement sales force. We reorganized our domestic sales force and organization for our law enforcement channel in 2012 from third party sales agents to an employee-based direct sales force. This provides us with more control and monitoring of our sales force and its daily activities. In addition, we reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel from 15 in 2012 to 22 in order to better penetrate the market. During 2012, we converted one third party sales agent to an employee-based direct sales person and replaced the remaining third party sales agents with new employee-based sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, was to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results. We believe that the transition to the employee-based direct sales force model during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories may have caused temporary disruptions and contributed to the lower revenues in 2012. We hope that this transition will continue to improve revenues from these historically underperforming territories in the future.

●	Our average order size increased from approximately $2,500 for the six months ended June 30, 2012 to $3,000 for the six months ended June 30, 2013. We shipped five individual orders in excess of $100,000, for a total of $2,478,000 in revenue for the six months ended June 30, 2013 compared to eight orders individually in excess of $100,000, for total revenue of $1,450,000 for the six months ended June 30, 2012. We maintained consistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes in pricing during 2013. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250 Plus and the DVM-400, which are sold at lower retail pricing levels compared to our legacy products due to fewer features relative to our legacy DVM-500 Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our revenues from commercial fleet customers increased to 7% of our revenues for the six months ended June 30, 2013 compared to 4% of revenues for the six months ended June 30, 2012. During first quarter 2013 we shipped a $340,000 order to a commercial fleet operator.

●	Our international revenues increased to $172,598 (2% of total revenues) for the six months ended June 30, 2013 compared to $170,096 (2% of total revenues) for the six months ended June 30, 2012. Our 2013 international revenues were disappointing given the high level of bidding activity. We have made a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available during 2013. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2013 and 2012 was $3,898,702 and $3,910,973, respectively, a decrease of $12,271 (<1%). The decrease in cost of goods sold is primarily due to the improvement in cost of goods sold as a percent of revenues during the six months ended June 30, 2013. Cost of sales as a percentage of revenues decreased to 40% during the six months ended June 30, 2013 compared to 47% for the six months ended June 30, 2012. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2013 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies related to our base products, such as the DVM-750 and DVM-500 Plus, are main focuses of management and engineering. In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our customers. We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $257,284 and $377,330 in reserves for obsolete and excess inventories at June 30, 2013 and December 31, 2012, respectively. We are maintaining component parts specific to the legacy DVM-500 in inventory at levels reasonably expected to be consumed for service and repair demands. Total raw materials and component parts were $2,071,611 and $2,475,827 at June 30, 2013 and December 31, 2012, respectively, a decrease of $404,216 (16%). The decrease in raw materials and component parts is primarily attributable to inventory levels returning to normal after a slight ramp up in late 2012 associated with the consolidation of operations into our new building. We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2013. Finished goods balances were $6,312,926 and $5,050,572 at June 30, 2013 and December 31, 2012, respectively, an increase of $1,262,354 (25%). The increase in finished goods was primarily in Laser Ally products and DVM-750 products, and we have pending orders for the DVM-750 products. Finished goods at June 30, 2013 are primarily the Laser Ally products, the new DVM-750, and the DVM-500 Plus products, which will be used to fulfill orders during the balance of 2013. Finished goods also included supplies of our other new products, including the FirstVU, DVM-250, DVM-100 and DVM-400, at June 30, 2013. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 3.0% as of June 30, 2013 compared to 4.9% at December 31, 2012. We believe that our obsolescence risk was less at June 30, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the three months ended March 31, 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at June 30, 2013.

Gross Profit

Gross profit for the six months ended June 30, 2013 and 2012 was $5,933,742 and $4,472,280, respectively, an increase of $1,461,462 (33%). The increase is related to the 17% increase in sales and the improvement in cost of sales as a percent of revenue during the six months ended June 30, 2013. Cost of sales as a percentage of revenues decreased to 40% during the six months ended June 30, 2013 compared to 47% for the six months ended June 30, 2012 and our gross profit percentage increased to 60% for the six months ended June 30, 2013 from 53% for the six months ended June 30, 2012. Our goal is to maintain or improve our gross margins during 2013, as our sales mix migrates to our new products with better margins, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more effectively utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,773,564 and 6,079,990 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $306,426 (5%). Selling, general and administrative expenses as a percentage of sales decreased to 59% in 2013 compared to 72% in 2012. The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2013	2012
Research and development expense	$1,716,099	$1,177,786
Selling, advertising and promotional expense	1,289,490	1,273,142
Stock-based compensation expense	295,013	241,437
Professional fees and expense	270,726	371,425
Executive, sales and administrative staff payroll	995,770	1,125,795
Litigation charge and related expenses	—	654,082
Other	1,206,466	1,236,323
Total	$5,773,564	$6,079,990

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,716,099 and $1,177,786 for the six months ended June 30, 2013 and 2012, respectively, an increase of $538,313 (46%). We have several development projects nearing completion, which are the primary reasons for the increased research and development expenses for the six months ended June 30, 2013 compared to June 30, 2012. Our engineering resources are managing the projects, but we have increased our utilization of external resources to complete the projects. This strategy has allowed us to avoid hiring excess engineers that will not be required after the projects have been completed. We employed a total of 26 engineers at June 30, 2013, most of whom are dedicated to research and development activities for new products, compared to 20 at June 30, 2012. Research and development expenses as a percentage of total revenues were 18% for the six months ended June 30, 2013 compared to 14% for the six months ended June 30, 2012. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We launched the FirstVu HD at the end of June 2013 and anticipate launching other new products during 2013, including the UltraVu product. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,289,490 and $1,273,142 for the six months ended June 30, 2013 and 2012, respectively, an increase of $16,348 (1%). Salesman salaries and commissions represent the primary components of these costs and were $1,099,205 for the six months ended June 30, 2012 compared to $1,038,195 for the six months ended June 30, 2012, an increase of $61,010 (6%). The overall effective commission rate was 10.6% and 12.4% for six months ended June 30, 2013 and 2012, respectively, a decrease of 1.8%.

Promotional and advertising expenses totaled $190,285 during the six months ended June 30, 2013 compared to $234,947 during the six months ended June 30, 2012, a decrease of $44,662 (19%). The decrease is primarily attributable to media advertising in trade publications being less in the six months ended June 30, 2013 compared to 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our new DVM-250 and DVM -250 Plus event recorders, to introduce our FirstVU HD and UltraVu, and to continue to develop awareness of the DVM-400 and the DVM-100 in the law enforcement channel during the balance of 2013.

Stock-based compensation expense. Stock based compensation expense totaled $295,013 and $241,437 for the six months ended June 30, 2013 and 2012, respectively, an increase of $53,576 (22%). The increase is primarily due to the amortization of the restricted stock granted to the Company’s officers in January 2013 and to its directors in May 2013 with one-year vesting periods, which resulted in increased stock compensation expense for the six months ended June 30, 2013 compared to 2012. We expect this trend to continue for the balance of 2013 and the early 2014 based on the projected amortization of currently outstanding stock options.

Professional fees and expense. Professional fees and expenses totaled $270,726 and $371,425 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $100,699 (27%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses in the six months ended June 30, 2013 compared to 2012 is primarily attributable to lower litigation expenses and the Company’s cost containment measures.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $995,770 and $1,125,795 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $130,025 (12%). This decrease is attributable to the reduction of our executive, sales and administrative resources in 2012. In June 2012, the Vice President of Engineering resigned and his responsibilities were assumed by other engineering management for a savings of approximately $90,000 for the six months ended June 30, 2013. In January 2012, the Vice President of Marketing retired and the Vice President of Corporate Development resigned and their responsibilities were assumed by the other executive officers for a savings of approximately $22,500 for the six months ended June 30, 2013. In addition, we reduced the number of our sales support staff during first quarter 2012 in connection with the restructuring of our sales and marketing organization. We anticipate that the reduction in executive, sales and administrative payroll will continue throughout 2013 as the full benefits of the headcount reductions that occurred throughout 2012 are realized. However, such reductions may be offset partially because we may find it necessary to hire additional technical support staff during the balance 2013 to handle field inquiries, wireless download and installation matters as our installed customer base continues to increase and additional technical support is required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Litigation charge and related expenses. Litigation charges and expenses totaled $-0- and $654,082 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $654,082 (100%). The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We included the legal fees incurred, including the accrual of legal fees expected during the appeal process related to the Z3 lawsuit as a one-time litigation charge and related expenses during the three months ended June 30, 2012.

Other. Other selling, general and administrative expenses totaled $1,206,466 and $1,236,323 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $29,857 (2%). The decrease in 2013 was attributable to the positive results of our SG&A cost reduction and containment initiative. We plan to continue our cost containment initiatives in 2013 and expect that other selling, general and administrative costs will continue to improve during the balance of 2013.

Operating Income (Loss)

For the reasons previously stated, our operating income was $160,178 for the six months ended June 30, 2013 compared to an operating loss of ($1,607,710) for the six months ended June 30, 2012, an improvement of $1,767,888 (110%). Operating income as a percentage of revenues improved to 2% in 2013 compared to a (19%) operating loss in 2012.

Interest Income

Interest income decreased to $6,820 for the six months ended June 30, 2013 from $4,779 in 2012.

Other Income

Other income increased to $21,219 for the six months ended June 30, 2013 from $-0- in 2012. The increase is attributable to the increased value of marketable securities held at June 30, 2013.

Interest Expense

We incurred interest expense of $141,673 and $150,999 during the six months ended June 30, 2013 and 2012, respectively. We issued a Note in the principal amount of $1.5 million during second quarter 2011, the proceeds of which were used to repay the outstanding line of credit. We issued another Note in the principal amount of $1.0 million in fourth quarter 2011 and extended the maturity date of the first Note such that both Notes are due and payable in full on May 30, 2013. In July 2012 we extended the maturity dates of the Notes from May 30, 2013 to May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of June 30, 2013, less the unamortized discount of $62,362.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported income before income tax benefit of $46,544 for the six months ended June 30, 2013 and a loss before income tax benefit of ($1,753,930) for the six months ended June 30, 2012, respectively, an improvement of $1,800,474 (103%).

Income Tax Benefit

We recorded no income tax expense related to our income for the six months ended June 30, 2013 due to the Company’s overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2013. During 2013, we increased our valuation reserve on deferred tax assets by $5,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $7,750,000 of net operating loss carryforwards and $1,133,000 of research and development tax credit carryforwards as of June 30, 2013 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, we reported net income of $46,544 for the six months ended June 30, 2013 and a net loss of ($1,753,930) for the six months ended June 30, 2012, an improvement of $1,800,474 (103%).

Basic and Diluted Income (Loss) per Share

The basic and diluted income per share was $0.02 for the six months ended June 30, 2013 and the basic and diluted loss per share was $(0.87) for the six months ended June 30, 2012, for the reasons previously noted. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. The dilutive effect of the Company’s stock options outstanding during the six months ended June 30, 2013 was determined based on the treasury stock method. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2012.

Liquidity and Capital Resources

Overall: On May 31, 2011, we borrowed $1.5 million under an unsecured credit facility with a private, third-party lender. On November 7, 2011, we borrowed an additional $1.0 million under an unsecured credit facility with the same private, third party lender. The loans are represented by two promissory notes (the “Notes”) that bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The Notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On July 24, 2012, we entered into an agreement with the lender that extended the maturity dates of both of the Notes from May 30, 2013 to May 30, 2014.

The existing Notes are unsecured and do not prevent us from obtaining new senior secured financings. We may seek additional credit facilities to complement the Notes and provide us with funding should the need arise to finance growth or other expenditures.

We had over $209,000 of available cash and equivalents and net working capital of approximately $6.7 million as of June 30, 2013. Net working capital as of June 30, 2013 includes approximately $2.8 million of accounts receivable and $8.2 million of inventory. Management believes that it can reduce inventory levels during 2013 to provide funding for operations; however no assurances can be given in that regard.

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

Cash and cash equivalents balances: As of June 30, 2013, we had cash and cash equivalents with an aggregate balance of $209,457, a decrease from a balance of $703,172 at December 31, 2012. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $493,715 net decrease in cash during the six months ended June 30, 2013:

●	Operating activities: $234,179 of net cash used in operating activities. Net cash used in operating activities was $234,179 for the six months ended June 30, 2013 compared to net cash used in activities of $977,160 for the six months ended June 30, 2012, an improvement of $742,981. The improvement in cash flow from operations was primarily the result of our net income and increases in accrued expenses and decreases in accounts receivable offset by decreases in accounts payable and increases in inventory.

●	Investing activities: $226,201 of net cash used in investing activities. Cash used in investing activities was $226,201 and $107,835 for the six months ended June 30, 2013 and 2012, respectively. During late 2012, we consolidated our operations into a new location which has resulted in capital expenditures for new furniture, fixtures and equipment. In addition, we have acquired tooling and equipment to start production of our new FirstVU HD and UltraVU product lines.

●	Financing activities: $33,335 of net cash used in financing activities. Cash used in financing activities was $33,335 for the six months ended June 30, 2013 compared to $2,338 for the six months ended June 30, 2012. During 2012 and 2013, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $493,715 to $209,457 for the six months ended June 30, 2013.

Commitments:

We had $209,457 of cash and cash equivalent balances and net positive working capital approximating $6.7 million as of June 30, 2013. Accounts receivable balances represented $2,769,062 of our net working capital at June 30, 2013. We intend to collect our outstanding receivables on a timely basis and reduce the level during 2013, which would help to provide positive cash flow to support our operations during the balance of 2013. Inventory represented $8,238,792 of our net working capital at June 30, 2013 and finished goods represented $6,312,926 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during the balance of 2013 by our sales activities, which should provide additional cash flow to help support our operations during such period.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2013.

Lease commitments-Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the six months ended June 30, 2013 and 2012 was $198,862 and $177,150, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease, which was effective November 1, 2012.

Year ending December 31:
2013 (period from July 1, 2013 to December 31, 2013)	$138,819
2014	428,505
2015	433,965
2016	439,707
2017	445,449
2018 and thereafter	1,062,706
$2,949,151

License agreements. We have several license agreements whereby we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $21,401 and $19,264 for the six months ended June 30, 2013 and 2012, respectively.

Following is a summary of our licenses as of June 30, 2013:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2014	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2013	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2014	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

Supply and distribution agreement. We entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product, which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% as compared to the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,815,000 of such products in finished goods inventory as of June 30, 2013 and had sold approximately 615 units since the beginning of the agreement through June 30, 2013.

After the initial term has expired, the parties may continue the agreement on a month-to-month basis and is terminable by either party upon 30 days advance notice. The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.”

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

We believe there are a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We accrued the $530,000 judgment entered against us as a long-term liability as of March 31, 2013 due to the expected time required to conclude the appeal process. We have accrued the legal fees expected to be incurred during the appeal process. In order to stay the execution of judgment during the appeal process, we were required to post a bond in the amount of $662,500 in July 2012 and the respective funds will be reflected as restricted cash in future balance sheets until such time as the bond is no longer required.

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, which is one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s trade name LaserAlly. The Company alleges in the complaint that Dragoneye has breached the contract whereby Dragoneye has failed to maintain as confidential information the Company’s customer list, Dragoneye has infringed on the Company’s trademarks including LaserAlly and Digital Ally, Dragoneye has tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners and Dragoneye has engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas the State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the Company for alleged breaching of the contract. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”) which is one of its foreign vendors. The Company seeks the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company is also asking the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. BCM has not yet filed an answer to the complaint. The value of the two PO’s are approximately $75,000.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $52,717 and $54,700 for the six months ended June 30, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $153,000 charged off as uncollectible on cumulative revenues of $154.8 million since we commenced deliveries during 2006. As of June 30, 2013 and December 31, 2012, we had provided a reserve for doubtful accounts of $55,033 and $70,193, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2013. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw material and component parts	$2,071,611	$2,475,857
Work-in-process	111,539	145,622
Finished goods	6,312,926	5,050,572
Subtotal	8,496,076	7,672,051
Reserve for excess and obsolete inventory	(257,284)	(377,330)
Total	$8,238,792	$7,294,721

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 3.0% of the gross inventory balance at June 30, 2013, compared to 4.9% of the gross inventory balance at December 31, 2012. Our finished goods are composed primarily of our Laser Ally products, DVM-750, the DVM-500 Plus, the FirstVU, the DVM-250 event recorder and the DVF 500 flashlight products, none of which we consider excess or obsolete. Raw material inventory balances were less at June 30, 2013 compared to December 31, 2012 as respective balances had ramped up during the consolidation of operations in late November 2012 and have now returned to more expected levels. We believe that our obsolescence risk was less at June 30, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the six months ended June 30, 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at June 30, 2013.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $155,067 as of June 30, 2013 compared to $173,385 as of December 31, 2012, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We have recently introduced several new products, including the FirstVU, DVM-100, DVM-400 and DVM-250, for which we have limited exposure since the third party manufacturers of these products are responsible for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. We granted 40,000 options during the six months ended June 30, 2013. The assumptions used for the determining the grant-date fair value of options granted during the six months ended June 30, 2013 are reflected in the following table:

Six Months Ended June 30, 2013
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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 30, 2013 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2012, cumulative valuation allowances in the amount of $6,395,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $6,400,000 to fully reserve our deferred tax assets at June 30, 2013. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2013 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2013 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future. Therefore, we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, which is one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s trade name LaserAlly. The Company alleges in the complaint that Dragoneye has breached the contract whereby Dragoneye has failed to maintain as confidential information the Company’s customer list, Dragoneye has infringed on the Company’s trademarks including LaserAlly and Digital Ally, Dragoneye has tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners and Dragoneye has engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas the State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the company for alleged breaching of the contract. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”) which is one of its foreign vendors. The Company seeks the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company is also asking the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company is seeking a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. BCM has not yet filed an answer to the complaint. The value of the two PO’s are approximately $75,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2013

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

