Form 10-Q
period 2013-09-30
DIGITAL ALLY INC
filed 2013-11-12
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2013
Common Stock, $0.001 par value	2,220,530

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2013

(Unaudited)

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$363,458	$703,172
Accounts receivable-trade, less allowance for doubtful accounts of $55,033 – 2013 and $70,193 – 2012	2,769,421	2,956,654
Accounts receivable-other	174,836	71,148
Inventories	8,098,046	7,294,721
Prepaid expenses	371,136	258,642
Total current assets	11,776,897	11,284,337
Furniture, fixtures and equipment	4,534,942	4,392,880
Less accumulated depreciation and amortization	3,548,779	3,454,087
	986,163	938,793
Restricted cash	662,500	662,500
Intangible assets, net	242,596	217,660
Other assets	248,846	241,446
Total assets	$13,917,002	$13,344,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,296,339	$1,520,207
Subordinated note payable-current, net of discount of $45,354 – 2013 and $0 – 2012	2,454,646	—
Accrued expenses	1,101,857	793,524
Capital lease obligation-current	86,858	66,087
Income taxes payable	8,912	6,717
Customer deposits	1,878	1,878
Total current liabilities	4,950,490	2,388,413

Long-term liabilities:
Subordinated note payable-long-term, net of discount of $0 – 2013 and $96,378 – 2012	—	2,403,622
Litigation accrual-long term	530,000	530,000
Capital lease obligation-long term	91,030	120,988

Total long term liabilities	621,030	3,054,610

Commitments and contingencies

Stockholder’s Equity:
Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,284,048 – 2013 and 2,099,082 – 2012	2,284	2,099
Additional paid in capital	24,607,277	23,304,401
Treasury stock, at cost (shares: 63,518 – 2013 and 63,518 - 2012)	(2,157,226)	(2,157,226)
Accumulated deficit	(14,106,853)	(13,247,561)
Total stockholders’ equity	8,345,482	7,901,713
Total liabilities and stockholders’ equity	$13,917,002	$13,344,736

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Product revenue	$4,306,654	$4,357,023	$13,621,945	$12,337,709
Other revenue	181,873	239,745	699,026	642,312
Total revenue	4,488,527	4,596,768	14,320,971	12,980,021
Cost of revenue	2,063,201	1,979,458	5,961,903	5,890,431
Gross profit	2,425,326	2,617,310	8,359,068	7,089,590
Selling, general and administrative expenses:
Research and development expense	975,384	627,146	2,691,484	1,804,932
Selling, advertising and promotional expense	713,289	716,996	2,002,777	1,990,138
Stock-based compensation expense	268,476	139,995	563,489	381,432
Litigation charge (credit) and related expenses	—	(365,065)	—	289,017
General and administrative expense	1,304,839	1,162,222	3,777,802	3,895,765
Total selling, general and administrative expenses	3,261,988	2,281,294	9,035,552	8,361,284
Operating income (loss)	(836,662)	336,016	(676,484)	(1,271,694)

Interest income	2,554	2,247	9,374	7,026
Other income (expense)	(519)	—	20,700	—
Interest expense	(71,209)	(68,223)	(212,882)	(219,222)
Income (loss) before income tax benefit	(905,836)	270,040	(859,292)	(1,483,890)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(905,836)	$270,040	$(859,292)	$(1,483,890)

Net income (loss) per share information:
Basic	$(0.42)	$0.13	$(0.41)	$(0.73)
Diluted	$(0.42)	$0.13	$(0.41)	$(0.73)

Weighted average shares outstanding:
Basic	2,162,430	2,035,564	2,107,708	2,026,933
Diluted	2,162,430	2,035,564	2,107,708	2,026,933

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total

Balance, January 1, 2013	2,099,082	$2,099	$23,304,401	$(2,157,226)	$(13,247,561)	$7,901,713

Stock-based compensation	—	—	563,489	—	—	563,489

Restricted common stock grant	100,000	100	(100)	—	—	—
Issuance of common stock upon exercise of stock options	81,801	82	740,200	—	—	740,282
Common shares surrendered in connection with cashless exercise of stock options	(381)	(1)	(3,336)	—	—	(3,337)
Issuance of common stock upon exercise of common stock purchase warrants	4,687	5	18,739	—	—	18,744
Common shares surrendered in connection with cashless exercise of common stock purchase warrants	(1,141)	(1)	(16,116)	—	—	(16,117)

Net income (loss)	—	—	—	—	(859,292)	(859,292)

Balance, September 30, 2013	2,284,048	$2,284	$24,607,277	$(2,157,226)	$(14,106,853)	$8,345,482

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows From Operating Activities:
Net loss	$(859,292)	$(1,483,890)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	322,073	522,574
Stock based compensation	563,489	381,432
Provision for inventory obsolescence	(75,962)	(190,444)
Provision for doubtful accounts receivable	(15,160)	(35,747)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	202,393	323,658
Accounts receivable - other	(103,688)	(584,428)
Inventories	(727,363)	(279,259)
Prepaid expenses	(127,012)	(54,135)
Other assets	(7,400)	(120,814)
Increase(decrease) in:
Accounts payable	(223,868)	240,790
Accrued expenses	308,333	(168,369)
Litigation accrual	—	530,000
Income taxes payable	2,195	(16,970)
Customer deposits	—	(30,021)
Net cash used in operating activities	(741,262)	(965,623)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(250,906)	(152,541)
Additions to intangible assets	(32,624)	(22,553)
Restricted cash for appealed litigation	—	(662,500)
Net cash used in investing activities	(283,530)	(837,594)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	739,572	—
Payments on capital lease obligation	(54,494)	(7,061)
Net cash provided by(used in) financing activities	685,078	(7,061)
Net increase (decrease) in cash and cash equivalents	(339,714)	(1,810,278)
Cash and cash equivalents, beginning of period	703,172	2,270,393
Cash and cash equivalents, end of period	$363,458	$460,115
Supplemental disclosures of cash flow information:
Cash payments for interest	$161,923	$151,846
Cash payments for income taxes	$3,685	$16,970
Supplemental disclosures of non-cash investing and financing Restricted common stock grant	$100	$16
Capital expenditures financed by capital lease obligations	$45,371	$94,760
Issuance of common stock upon exercise of stock options and common stock purchase warrants	$87	$—
Common stock surrendered as consideration for cashless exercise of stock options and common stock purchase warrants	$2	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company, “we, “us” and “our” “) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body (clipped to a pocket, belt, etc.); a hand-held speed detection device; and a digital video flashlight. These products make self-contained video and audio recordings onto flash memory cards that are incorporated into the body of the digital video rear view mirror, officer-worn video and audio system and a flashlight. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through our direct sales force, which is composed of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

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

Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. Sales returns and allowances aggregated $119,142 and $173,565 for the three months ended September 30, 2013 and 2012, respectively, and $469,921 and $352,182 for the nine months ended September 30, 2013 and 2012, respectively.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of September 30, 2013 and December 31, 2012, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $22,800 and $20,934 for the three months ended September 30, 2013 and 2012, respectively, and $65,470 and $50,895 for the nine months ended September 30, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $126,521 and $159,139 for the three months ended September 30, 2013 and 2012, respectively, and $316,805 and $394,086 for the nine months ended September 30, 2013 and 2012, respectively. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes:

Deferred taxes are provided for by the liability method wherein deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2013 and 2012. There have been no penalties in 2013 and 2012.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2013 and 2012, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales by geographic area:
United States of America	$3,596,805	$4,420,178	$13,256,650	$12,583,316
Foreign	891,722	176,590	1,064,321	396,705
	$4,488,527	$4,596,768	$14,320,971	$12,980,021

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Accounting Developments:

New pronouncements issued but not effective until after September 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $55,033 and $70,193 as of September 30, 2013, and December 31, 2012, respectively.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. During 2012, the Company discontinued its use of independent sales agents for domestic sales and currently only utilizes employee-based domestic salesman. No distributor/agent individually exceeded 10% of total revenues, for the nine months ended September 30, 2013. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2013, which totaled $811,493, or 29% of total accounts receivable. One domestic distributor/agent individually exceeded 10% and represented $1,697,412, or 13% of total revenues, for the nine months ended September 30, 2012. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2012, which totaled $558,765, or 22% of total accounts receivable.

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

The Company has entered into agreements with two unaffiliated companies (“Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent less than 22% of the Company’s total revenue; however, revenue generated by these products is expected to increase in the future to the extent that they may represent a significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has not historically experienced any significant supply disruptions from either of these Manufacturers, and does not anticipate future supply disruptions.

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw material and component parts	$2,248,038	$2,475,857
Work-in-process	176,873	145,622
Finished goods	5,974,503	5,050,572
Subtotal	8,399,414	7,672,051
Reserve for excess and obsolete inventory	(301,368)	(377,330)
Total	$8,098,046	$7,294,721

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $291,111 and $327,667 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

	September 30, 2013	December 31, 2012
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(45,354)	(96,378)
Total notes payable	2,454,646	2,403,622
Less: Current maturities of long-term debt	2,454,646	—
Subordinated notes payable, long-term	$—	$2,403,622

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

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock. The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Note that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the note payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $51,024 and $67,377 for the nine months ended September 30, 2013, and 2012, respectively.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2013 (period from October 1, 2013 to December 31, 2013)	$25,319
2014	101,440
2015	63,729
2016	3,961
2017 and thereafter	—
Total future minimum lease payments	194,449
Less amount representing interest	16,561
Present value of minimum lease payments	177,888
Less current portion	86,858
Capital lease obligations, less current portion	$91,030

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	September 30, 2013	December 31, 2012
Office furniture, fixtures and equipment	$280,304	$234,933
Less: accumulated amortization	(46,936)	(7,226)
Net furniture, fixtures and equipment	$233,368	$227,707

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accrued warranty expense	$155,253	$173,385
Accrued sales commissions	40,000	39,639
Accrued payroll and related fringes	264,014	329,960
Accrued insurance	121,064	60,149
Accrued rent	280,140	66,287
Other	247,386	124,104
	$1,107,857	$793,524

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2013:

Beginning balance	$173,385
Provision for warranty expense	97,288
Charges applied to warranty reserve	(115,420)
Ending balance	$155,253

NOTE 7. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2013 and 2012 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of September 30, 2013 because of our recent operating losses.

The valuation allowance on deferred tax assets totaled $6,745,000 and $6,395,000 as of September 30, 2013 and December 31, 2012, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The economic recession and its effect on state and local governmental budgets in particular remained weak in 2012 and 2011, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax roles. The economy showed improvement in the second half of 2012, but the impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, our ongoing cost containment efforts, and our operating activity during the nine months ended September 30, 2013, we remain in a three-year cumulative loss position at September 30, 2013. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined that our valuation allowance should be increased by $350,000 to continue to fully reserve our deferred tax assets at September 30, 2013. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At September 30, 2013, the Company had available approximately $8,615,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2033. In addition, the Company had research and development tax credit carryforwards approximating $1,160,000 available as of September 30, 2013, which expire between 2023 and 2033.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long-term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the nine months ended September 30, 2013 and 2012 was $299,193 and $265,715, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease which was effective November 1, 2012.

Year ending December 31:

2013 (period from October 1, 2013 to December 31, 2013)	$88,155
2014	428,505
2015	433,965
2016	439,707
2017	445,449
2018 and thereafter	1,062,706
$2,898,487

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $28,973 and $27,596 for the nine months ended September 30, 2013 and 2012, respectively.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,662,000 of such products in finished goods inventory as of September 30, 2013 and had sold approximately 709 units since the beginning of the agreement through September 30, 2013.

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

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s trade name LaserAlly. The Company alleges in the complaint that Dragoneye breached the contract whereby Dragoneye failed to maintain as confidential information the Company’s customer list; Dragoneye infringed on the Company’s trademarks, including LaserAlly and Digital Ally; Dragoneye tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners; and Dragoneye engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, the Company sought temporary, preliminary and permanent injunction which would have prohibited Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses it incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the Company for alleged breaching of the contract. On October 17, 2013 the court denied the Company’s request for temporary, preliminary and permanent injunction. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of its foreign vendors. The Company requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company requested a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and as a result, we cancelled the open payables we had with BCM (approximately $59,000) in the third quarter 2013. The Company has not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

See Note 12-Subsequent Events for details about a complaint filed by the Company to eliminate threats made by a competitor of alleged patent infringements.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $83,039 and $82,867 for the nine months ended September 30, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $268,146 and $139,995 for the three months ended September 30, 2013 and 2012, respectively, and $563,489 and $381,432 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 the Company has adopted six separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”) and (v) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 975,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 50,507 options or restricted stock remains available for grant under the various Plans as of September 30, 2013.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of September 30, 2013.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the nine months ended September 30, 2013 are reflected in the following table:

Expected term of the options in years	2-5 years

Expected volatility of Company stock	80%

Expected dividends	None

Forfeiture rate	10%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	552,650	$17.87
Granted	40,000	4.16
Exercised	(81,801)	(9.05)
Forfeited	(3,648)	(28.52)
Outstanding at September 30, 2013	507,201	$19.29
Exercisable at September 30, 2013	341,336	$23.47
Weighted-average fair value for options granted during the period at fair value	40,000	$2.02

The Plan’s allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were a total of 381 shares with a value of $3,337 surrendered pursuant to cashless exercises during the nine months ended September 30, 2013.

At September 30, 2013, the aggregate intrinsic value of all options outstanding was approximately $2,000,946 and the aggregate intrinsic value of options exercisable was approximately $905,120. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 was $215,896.

As of September 30, 2013, the unamortized portion of stock compensation expense on all existing stock options was $239,582, which will be recognized over the next forty-two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2013:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	60,500	8.7 years	18,187	8.7 years
$4.00 to $6.99	91,250	8.8 years	37,999	8.7 years
$7.00 to $9.99	77,195	4.4 years	54,213	2.8 years
$10.00 to $12.99	65,129	4.0 years	64,123	4.0 years
$13.00 to $15.99	84,377	6.8 years	38,564	6.3 years
$16.00 to $18.99	1,375	3.5 years	1,375	3.5 years
$19.00 to $29.99	10,500	5.4 years	10,000	5.4 years
$30.00 to $55.00	116,875	4.2 years	116,875	4.2 years
	507,201	6.0 years	341,336	5.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2013 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2013	10,937	$5.27
Granted	100,000	5.02
Vested	(38,124)	(6.00)
Forfeited	—	—
Nonvested balance, September 30, 2013	72,813	$4.55

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2013, there were $155,809 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next nineteen months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2013 (October 1, 2013 to December 31, 2013)	—
2014	70,625
2015	938
2016	1,250

NOTE 10. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with the issuance of the Notes (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 83,125 shares of common stock at $4.00-$4.40 per share after modification. The Warrants expire from September 15, 2004 through November 30, 2015, and allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

Expected term of the Warrants	23-30 months

Expected volatility of Company stock	66% - 68%

Expected dividends	None

Risk-free interest rate	0.25% - 0.62

Forfeiture rate	0%

A summary of all Warrant activity is as follows:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2013	83,125	$4.02
Granted	—	—
Exercised	(4,687)	4.00
Vested Balance, September 30, 2013	78,438	$4.02

The remaining unamortized grant date fair value of the Warrants to purchase common shares aggregated $45,354 as of September 30, 2013, which is amortized ratably to interest expense over the term of the Notes. During the nine months ended September 30, 2013, a total of 4,687 warrants were exercised with an intrinsic value of $47,469. The total intrinsic value of all outstanding warrants aggregated $758,814 as of September 30, 2013 and the weighted average term is 25 months.

NOTE 11. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted income per share – Net income (loss)	$(905,836)	$270,040	$(859,292)	$(1,483,890)
Denominator for basic loss per share – weighted average shares outstanding	2,162,430	2,035,564	2,107,708	2,026,933
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,162,430	2,035,564	2,107,708	2,026,933
Net loss per share:
Basic	$(0.42)	$0.13	$(0.41)	$(0.73)
Diluted	$(0.42)	$0.13	$(0.41)	$(0.73)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2013 and 2012, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 12. SUBSEQUENT EVENTS

On October 25, 2013, the Company filed a Complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ’556 patent). Specifically, the lawsuit seeks a declaration that Digital Ally’s mobile video surveillance systems do not infringe any claim of the ’556 patent. In addition, the Company will be taking steps to invalidate the ’556 patent through appropriate procedures at the United States Patent and Trademark Office. The Company became aware that Utility had recently mailed letters to current and prospective purchasers of Digital Ally’s mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for patent infringement. The Company rejects Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The Company is providing assurances to its current and prospective customers that it will take appropriate steps to protect them from Utility’s threats.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in fiscal 2009 through 2013; (2) macro-economic risks from the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled, including the DVM-250, DVM-100, FirstVu HD and UltraVu, and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, including our FirstVu HD and our DVM-250 for the commercial fleet and mass transit markets, and the degree to which the interest shown in our new products will translate into sales during 2013; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car video products, including lower priced in-car video mirrors (the DVM-100 and DVM-400), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies and launched the new FirstVU HD in June 2013. We have additional research and development projects that we anticipate will result in several new product launches later in 2013. We believe that the launch of these new products will help to diversify and increase our product offerings and result in increased revenues in the future.

We experienced operating losses for most of the quarters during 2012 and 2011 but we have generated operating income during two of the last five quarters. The following is a summary of our recent operating results on a quarterly basis:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2012	2012	2012	2012
Total revenue	$4,488,527	$5,051,895	$4,780,549	$4,638,087	$4,596,768	$4,600,797	$3,782,456
Gross profit	2,425,326	3,037,815	2,895,927	2,392,397	2,617,310	2,475,663	1,996,617
Gross profit margin percentage	54.0%	60.1%	60.6%	51.6%	56.9%	53.8%	52.8%
Total selling, general and administrative expenses	3,261,988	3,059,054	2,714,510	2,807,221	2,281,294	3,351,193	2,728,797
Operating income (loss)	(836,662)	(21,239)	181,417	(414,824)	336,016	(875,530)	(732,180)
Operating margin percentage	(18.6)%	(0.4)%	3.8%	(8.9%)	7.3%	(19.0)%	(19.4)%
Net income (loss)	$(905,836)	$(67,151)	$113,695	$(487,099)	$270,040	$(949,201)	$(804,729)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and our new products, such as the DVM-100, DVM-400, DVM-250 and FirstVU HD. We reported an operating loss of $836,662 for third quarter 2013 on revenues of $4,488,527 compared to an operating loss of $21,239 for second quarter 2013 on revenues of $5,051,895. For first quarter 2013, we reported operating income of $181,417 on revenues of $4,780,549. The operating income reported in the third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012. Our revenues declined in third quarter 2013 compared to second quarter 2013 and first quarter 2013 which contributed to our operating loss of $836,662 for the third quarter 2013. Our gross margin percentage decreased to 54.0% in third quarter 2013 from 60.1% in second quarter 2013 and 60.6% for first quarter 2013. The reduction in gross margin also contributed to the increased operating loss in third quarter 2013 compared to second quarter 2013 and our operating income for first quarter 2013. We increased our selling, general and administrative (“SG&A”) expenses in third quarter 2013 compared to second quarter 2013 and first quarter 2013. The increased SG&A expenses also contributed to the increased operating loss in third quarter 2013 compared to second quarter 2013 and the operating income in first quarter 2013. Our international revenues during third quarter 2013 improved to $891,722 compared to $91,784 during second quarter 2013.

We expect to continue to experience significant fluctuations in revenues during the remainder of 2013 and beyond due to the timing of larger orders from international and domestic customers. For the balance of 2013, we are focusing on increasing revenues and improving gross margins in addition to maintaining our general and administrative costs. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during the nine months ended September 30, 2013 compared to December 31, 2012 primarily due to increases in finished goods inventory in the Laser Ally products, the new FirstVU HD product and our mirror products in anticipation of increased orders in the fourth quarter of 2013. We implemented a program to closely monitor inventory levels in 2013 as we attempt to improve sales, closely manage our production rates and reduce procurement costs throughout our supply chain.

●	We experienced lower than expected revenues in the third quarter 2013 as revenues decreased to $4,488,527 from $5,051,895 during second quarter 2013. We attribute the reduction in revenues for third quarter 2013 to several factors including: (i) the Federal government sequester and shutdown which affected many of our customers funding from Federal Grants:(ii) our Federal agency, and in particular, our Department of Defense customers whose budgets were directly impacted by the sequester and shutdown; (iii) delays in the introduction and full scale production of our new FirstVU HD product; iv) some of our customers including potential customers received letters from a competitor of ours that threatened that purchase of our mobile systems may create liability for alleged infringement of their patent; and v) the decline in significant purchases by our various State Highway Patrol contracts.

●	We have recently launched additional products to generate revenues outside of law enforcement in an effort to supplement and diversify our sources of revenue. In that respect, we launched the DVM-250 series event recorder during first quarter 2011. In that regard, the DVM-250 and DVM-250 Plus event recorders are designed for commercial fleet operators which are new customers outside of law enforcement which we believe is a much larger market that is not dependent on public funding. Our DVM-250 and the DVM-250 Plus products contributed 8% of the total sales for the three months ended September 30, 2013 compared to 3% for the three months ended September 30, 2012.

●	Our gross profit on sales decreased to 54.0% during third quarter 2013 from 60.1% during second quarter 2013 and 60.6% in first quarter 2013, but improved from 51.6% in fourth quarter 2012. We incurred a substantial amount of initial production costs and inefficiencies related to the FirstVU HD during the third quarter 2013 which negatively impacted our gross margins. Further, we scrapped unusable parts from older versions of our products, which also negatively impacted our gross margins. We expect to achieve improved margins in fourth quarter 2013 and into 2014 because we will continue to focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and we expect it to have a negative impact on our gross margins to some degree during the balance of 2013.

●	Our international revenues were $891,722 (20% of total revenues) and $176,590 (4% of total revenues) for the nine months ended September 30, 2013, and 2012, respectively. We have made a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available. This language flexibility may be a positive factor in our efforts to improve future international sales.

●	We continue to manage our overall SG&A costs, however, research and development costs have increased which reflects the emphasis the Company has placed on new products such as the FirstVU HD and DVM-800. Management believes these new products and others currently in the development cycle will become substantial revenue growth drivers.

●	Our recent operating losses caused deterioration in our cash and liquidity in fiscal 2013 and 2012. We borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2014 and may be prepaid without penalty at any time. At September 30, 2013, we had available cash balances of $363,458 and approximately $6.8 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,662,000 of such products in finished goods inventory as of September 30, 2013 and had sold approximately 709 units since the beginning of the agreement through September 30, 2013.

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

For the Three Months Ended September 30, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2013	2012
Revenue	100%	100%
Cost of revenue	46%	43%
Gross profit	54%	57%
Selling, general and administrative expenses:
Research and development expense	22%	14%
Selling, advertising and promotional expense	16%	16%
Stock-based compensation expense	6%	3%
Litigation charge (credit) and related expenses	—%	(8%)
General and administrative expense	29%	25%
Total selling, general and administrative expenses	73%	50%
Operating income (loss)	(19)%	7%
Other income and interest expense, net	(1%)	(1%)
Income (loss) before income tax benefit	(20)%	6%
Income tax benefit	—%	—%
Net income (loss)	(20)%	6%
Net income (loss) per share information:
Basic	$(0.42)	$0.13
Diluted	$(0.42)	$0.13

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,495
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$995

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for third quarter 2013 and third quarter 2012 were derived from the following sources:

	Three months ended September 30,
	2013	2012
DVM-500 Plus	28%	44%
DVM-750	27%	20%
DVM-100 & 400	10%	9%
DVM-250 & DVM- 250 Plus	8%	3%
FirstVU HD & FirstVU	5%	1%
Laser Ally	4%	5%
Repair and service	2%	3%
Accessories and other revenues	16%	15%
	100%	100%

The sales mix of our products changed for the three months ended September 30, 2013 compared to the three-months ended September 30, 2012. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250 Plus, and the First VU HD, contributed 23% of our total sales for the three months ended September 30, 2013, compared to 13% for the same period ending September 30, 2012. We expect that this trend will continue to transition from the DVM-500 Plus and DVM-750 to our newer products.

Revenues for the three months ended September 30, 2013 and 2012 were $4,488,527 and $4,596,768, respectively, a decrease of $108,241 (2%), due to the following factors:

●	Our revenues decreased due to the challenging economy that continued to negatively impact state, county and municipal budgets which fund our law enforcement customers. In addition, the Federal Government budget sequester and subsequent shutdown negatively impacted many of our law enforcement customers directly, such as Federal agencies including the Department of Defense, and indirectly because many state, county and local police agencies rely on Federal grants to provide funding for our equipment. We believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including the foregoing conditions, their local budget reductions and anticipation of receiving the federal government’s grant funds in order to preserve their currently available funding and budgets. Revenues were also impacted by a decrease in purchases during the third quarter 2013 under State Highway Patrol contracts. Previous quarters, including the third quarter 2012, included at least one significant State Highway Patrol purchase.

●	We shipped three individual orders in excess of $100,000, for a total of $1,200,000 in revenue for the three months ended September 30, 2013 compared to three orders individually in excess of $100,000, for total revenue of $787,000 for the three months ended September 30, 2012. We maintained consistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes for the balance of 2013. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250 Plus and the DVM-400, which are sold at lower retail pricing levels compared to our legacy products due to fewer features relative to our legacy DVM-500Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues were $891,722 (20% of total revenues) and $176,590 (4% of total revenues) for the three months ended September 30, 2013, and 2012, respectively. We have made a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which includes English, Spanish, Turkish and Arabic, with additional languages to become available. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2013 and 2012 was $2,063,201 and $1,979,458, respectively, an increase of $83,743 (4%). The increase in cost of goods sold is primarily due to production inefficiencies and rework that occurred during our initial production run of the FirstVU HD during the third quarter 2013 which we do not believe will reoccur in the future. Additionally, we scrapped a substantial amount of unusable parts from the older versions of our products, which also negatively impacted our cost of goods sold during the third quarter 2013. Cost of sales as a percentage of revenues increased to 46% during the three months ended September 30, 2013 from 43% for the three months ended September 30, 2012. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies, while at the same time reducing our fixed and semi-fixed overhead costs. We believe that our contract manufacturers will be able to ramp up production quickly in order to meet the varying demands of our customers. We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $301,368 and $377,330 in reserves for obsolete and excess inventories at September 30, 2013 and December 31, 2012, respectively. Total raw materials and component parts were $2,248,038 and $2,475,857 at September 30, 2013 and December 31, 2012, respectively, a decrease of $227,819 (9%). The decrease in raw materials and component parts is primarily attributable to inventory levels returning to normal after a slight ramp up in late 2012 associated with the consolidation of operations into our new building. We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during the balance of 2013. Finished goods balances were $5,974,503 and $5,050,572 at September 30, 2013 and December 31, 2012, respectively, an increase of $923,931 (18%). The increase in finished goods was primarily in Laser Ally products, DVM 750 products, and our new FirstVU HD products. Finished goods at September 30, 2013 consist primarily of the Laser Ally products, the new FirstVU HD, and normal levels of our DVM 500 Plus and DVM 750 products. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 3.6% as of September 30, 2013 compared to 4.9% at December 31, 2012. We believe that our obsolescence risk was less at September 30, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the three months ended September 30, 2013 and applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at September 30, 2013.

Gross Profit

Gross profit for the three months ended September 30, 2013 and 2012 was $2,425,326 and $2,617,310, respectively, a decrease of $191,984 (7%). The decrease is commensurate with the 2% decline in revenues and the increase in cost of sales as a percent of revenues during third quarter 2013. Cost of sales as a percentage of revenues increased to 46% during the three months ended September 30, 2013 compared to 43% for the three months ended September 30, 2012 and our gross profit percentage decreased to 54% for the three months ended September 30, 2013 compared to 57% for the three months ended September 30, 2012. Our goal is to maintain or improve our gross margins during the balance of 2013, as our sales mix migrates to our new products with better margins, in particular the DVM-100, DVM-400, DVM-250 and FirstVU HD. In addition, as revenues increase from these products, we will seek to further improve our margins from such products through economies of scale and more effectively utilizing fixed manufacturing overhead components. We plan to continue our initiative for more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,261,988 and $2,281,294 for the three months ended September 30, 2013 and 2012, respectively, an increase of $980,694 (43% ). Overall selling, general and administrative expenses as a percentage of sales increased to 73% in 2013 compared to 50% in 2012. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2013	2012
Research and development expense	$975,384	$627,146
Selling, advertising and promotional expense	713,289	716,996
Stock-based compensation expense	268,476	139,995
Professional fees and expense	159,759	142,671
Executive, sales and administrative staff payroll	538,878	488,003
Litigation charge (credit) and related expenses	—	(365,065)
Other	606,202	531,548
Total	$3,261,988	$2,281,294

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $975,384 and $627,146 for the three months ended September 30, 2013 and 2012, respectively, an increase of $348,238 (56%). We have a number of development projects underway with several nearing completion, which are the primary reasons for the increased research and development expenses for the three months ended September 30, 2013 compared to September 30, 2012. Our internal engineering resources are managing these projects, but we have increased our utilization of external resources to complete certain projects. This strategy has allowed us to avoid hiring excess engineers who will not be required after completion of the projects. We employed a total of 32 engineers at September 30, 2013, most of whom are dedicated to research and development activities for new products compared to 21 engineers at September 30, 2012. Research and development expenses as a percentage of total revenues were 22% for the three months ended September 30, 2013 compared to 14% for the three months ended September 30, 2012. We launched the FirstVu HD at the end of June 2013 and anticipate launching other new products during the remainder of 2013, including the new DVM-800 and some ancillary products for the FirstVU HD, which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $713,289 and $716,996 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $3,707(1%). Salesman salaries and commissions represents the primary components of these costs and were $586,768 and $557,857 for the three months ended September 30, 2013 and 2012, respectively, an increase of $28,911 (5%). The effective commission rate was 13.1% at September 30, 2013 compared to 12.1% at September 30, 2012. The Company employs a progressive commission structure that increases when predetermined threshold sales levels are achieved on a territory by territory basis. Therefore, we expect increased commissions during the balance of the fiscal year.

Promotional and advertising expenses totaled $126,521 during the three months ended September 30, 2013 compared to $159,139 during the three months ended September 30, 2012, a decrease of $32,618 (20%). The decrease is primarily attributable to reduced media advertising in trade publications in the three months ended September 30, 2013 compared to 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 and DVM-250 Plus event recorders, to introduce our FirstVU HD and UltraVu, and to continue to develop awareness of the DVM-400 and the DVM-100 in the law enforcement channel during the balance of 2013 and into 2014.

Stock-based compensation expense. Stock based compensation expense totaled $268,476 and $139,995 for the three months ended September 30, 2013 and 2012, respectively, an increase of $128,481 (92%). The increase is primarily due to the amortization of the restricted stock granted to the Company’s officers in January 2013 and to its directors in May 2013 with one-year vesting periods, which increased stock compensation expense for the nine months ended September 30, 2013 compared to 2012. We expect this trend to reverse for the balance of 2013 and into 2014 based on the projected amortization of currently outstanding stock options and restricted stock.

Professional fees and expense. Professional fees and expenses totaled $ 159,759 and $ 142,671 for the three months ended June 30, 2013 and 2012, respectively, an increase of $17,088 (12%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in the third quarter 2013 compared to 2012 is primarily attributable to higher litigation expenses related to the Z-3 and DragonEye litigation.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $ 538,878 and $ 488,003 for the three months ended June 30, 2013 and 2012, respectively, an increase of $50,875 (10%). This increase is attributable to hiring additional technical support staff to handle field inquiries, wireless download and installation matters because our installed customer base has expanded and additional technical support was required for our new products, such as the DVM-250, DVM-400, DVM-100 and FirstVU HD.

Litigation charge (credit) and related expenses. Litigation charges and expenses totaled $- 0- and $ (365,065) for the three months ended September 30, 2013 and 2012, respectively, an increase of $365,065 (100%). The lawsuit against a former contract manufacturer was settled in September 2012 and the insurance company involved agreed to pay $610,000 to settle the litigation. Legal fees incurred for prosecution of the lawsuit were offset against the proceeds and the net settlement was $(468,878) at September 30, 2012. The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000, which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We incurred $103,813 of additional legal fees during the three months ended September 30, 2012 to defend the Z3 lawsuit, which was included in litigation charge (credit) and related expenses.

Other. Other selling, general and administrative expenses totaled $ 606,202 and $ 531,548 for the three months ended September 30, 2013 and 2012, respectively, an increase of $74,654 (14%). The increase in 2013 was primarily attributable to increased travel expenses compared to 2012. We plan to continue our cost containment initiatives during the remainder of 2013.

Operating Income (Loss)

For the reasons previously stated, our operating loss was $(836,662) for the three months ended September 30, 2013 compared to our operating income of $336,016 for the three months ended September 30 2012, a deterioration of $1,172,678 (349%). Operating results as a percentage of revenue decreased from operating income of 7% at September 30, 2012 to an operating loss of 19% at September 30, 2013.

Interest Income

Interest income increased to $2,554 for the three months ended September 30, 2013 from $2,247 in 2012.

Other Income (Expense)

Other expense increased to $519 for the three months ended September 30, 3013 from $-0- in 2012. The increase is attributable to the decreased value of marketable securities held at September 30, 2013.

Interest Expense

We incurred interest expense of $71,209 and $68,223 during the three months ended September 30, 2013 and 2012, respectively. We had Subordinated Notes in the principal amount of $2.5 million outstanding for the three months ended September 30, 2013 and 2012, respectively. The extended maturity date for the Subordinated Notes is May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of September 30, 2013, less the unamortized discount of $45,354.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $(905,836) for the three months ended September 30, 2013 and income before income tax benefit of $270,040 for the three months ended September 30, 2012, a deterioration of $1,175,876 (435%).

Income Tax Benefit

We recorded no income tax benefit related to our loss for the three months ended September 30, 2013 due to our net loss position and management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2013. During 2013, we increased our valuation reserve on deferred tax assets by $350,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $8,615,000 of net operating loss carryforwards and $1,160,000 of research and development tax credit carryforwards as of September 30, 2013 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2013 and 2012, we reported a net loss of $(905,836) and net income of $270,040 respectively, a deterioration of $1,175,876 (435%).

Basic and Diluted Income (Loss) per Share

The basic and diluted income and (loss) per share was $(0.42) and$0.13 for the three months ended September 30, 2013 and 2012, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2013.

For the Nine Months Ended September 30, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2013	2012
Revenue	100%	100%
Cost of revenue	42%	45%
Gross profit	58%	55%
Selling, general and administrative expenses:
Research and development expense	19%	14%
Selling, advertising and promotional expense	14%	16%
Stock-based compensation expense	4%	3%
Litigation charge (credit) and related expenses	—%	2%
General and administrative expense	26%	30%
Total selling, general and administrative expenses	63%	65%
Operating loss	(5%)	(10%)
Other income and interest expense, net	(1%)	(1%)
Loss before income tax benefit	(6%)	(11%)
Income tax benefit	—%	—%
Net loss	(6%)	(11%)
Net loss per share information:
Basic	$(0.41)	$(0.73)
Diluted	$(0.41)	$(0.73)

Revenues

Revenues for the nine months ended 2013 and 2012, respectively, were derived from the following sources:

	Nine months ended September 30,
	2013	2012
DVM-550 Plus	42%	49%
DVM-750	17%	19%
DVM-100 & DVM-400	9%	6%
DVM-250 & DVM-250 Plus	8%	4%
Laser Ally	3%	3%
FirstVU HD & FirstVU	2%	2%
Repair and service	2%	2%
Accessories and other revenues	17%	15%
	100%	100%

The sales mix of our products changed for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our recently released products, including the DVM-100, the DVM-400, the DVM-250, the DVM-250 Plus, and the FirstVU HD contributed 19% of total sales for the nine months ended September 30, 2013 compared to 12% for the comparable period ending September 30, 2012. We expect that the sales mix will continue to transition from the DVM 550 Plus and DVM 750 to our newer products.

Revenues for the nine months ended September 30, 2013 and 2012 were $14,320,971 and $12,980,021 respectively, an increase of $1,340,950 (10%), due to the following factors:

●	Our revenues increased approximately 10% for the nine months ended September, 2013 compared to the nine months ended September 30, 2012 and we attribute the increased revenues to the reorganization of our law enforcement sales force. We reorganized our domestic sales force and organization for our law enforcement channel in 2012 from third party sales agents to an employee-based direct sales force to provide us with more control and monitoring of our sales force. In addition, we reduced the size of certain sales territories and consequently increased the overall number of domestic sales territories and sales personnel from 15 in 2012 to 22 in order to better penetrate the market. During 2012, we converted one third party sales agent to an employee-based direct sales person and replaced the remaining third party sales agents with new employee-based sales personnel. Our objective with this new employee-based model, including the replacement of many sales agents, was to encourage our sales personnel in lower performing territories to improve their efforts and consequently their sales results. We believe that the transition to the employee-based direct sales force model during 2012 and the training of new sales personnel that replaced underperforming salesmen in certain existing territories may have caused temporary disruptions and contributed to the lower revenues in 2012. We hope that this transition will continue to improve revenues from these historically underperforming territories in the future.

●	Our average order size increased from approximately $2,500 for the nine months ended September 30, 2012 to $2,800 for the nine months ended September 30, 2013. We shipped eleven individual orders in excess of $100,000, for a total of $2,235,000 in revenue in the nine months ended September 30, 2012, compared to eight orders individually in excess of $100,000, for total revenue of approximately $3,675,000 for the nine months ended September 30, 2013. We maintained c onsistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes for the balance of 2013. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250 Plus and the DVM-400, which are sold at lower retail pricing levels compared to our legacy products because they have fewer features than our legacy DVM-500 Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our revenues from commercial fleet customers increased to 8% of our revenues for the nine months ended September 30, 2013 compared to 4% of revenues for the nine months ended September 30, 2012. During first quarter 2013 we shipped a $340,000 order to a commercial fleet operator and during third quarter 2013 we shipped a $240,000 order to a medical services customer.

●	Our international revenues increased to $1,064,321 (7% of total revenues) for the nine months ended September 30, 2013, compared to $396,705 (3% of total revenues) for the nine months ended September 30, 2012. Our international revenues increased to $891,722 (20% of total revenues) during third quarter 2013, compared to $176,590 (4% of total revenues) during third quarter 2012. We have provided a number of bids for international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-250 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which includes English, Spanish, Turkish and Arabic, with additional languages to become available. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2013 and 2012 was $5,961,903 and $5,890,431, respectively, an increase of $71,472 (1%). The increase in cost of goods sold is primarily due to the 10% increase in revenues offset by the improvement in cost of goods sold as a percent of revenues during the nine months ended September 30, 2013. Cost of sales as a percentage of revenues decreased to 42% during the nine months ended September 30, 2013 compared to 45% for the nine months ended September 30, 2012. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less. Our cost of revenue was negatively impacted by production inefficiencies and rework required for our initial FirstVU HD production run during the nine months ended September 30, 2013. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we continue to reorganize our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our customers. We expect that our newer product offerings, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2013 and 2012 was $8,359,068 and $7,089,590, respectively, an increase of $1,269,478 (18%). The increase is commensurate with the 10% increase in sales and improvement in cost of sales as a percent of revenue during the nine months ended September 30, 2013 compared to the same period for 2012. Cost of sales as a percentage of revenues decreased to 42% during the nine months ended September 30, 2013 compared to 45% for the nine months ended September 30, 2012 and our gross profit percentage increased to 58% for the nine months ended September 30, 2013 from 55% for the nine months ended September 30, 2012. Our goal is to maintain or improve our gross margins during the remainder of 2013, as our sales mix migrates to our new products with better margins, in particular the DVM-100, DVM-400, DVM-250, and FirstVU HD. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more effectively utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,035,552 and $8,361,284 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $674,268 (8% ), which is commensurate with the 10% increase in revenues. Overall selling, general and administrative expenses as a percentage of sales decreased to 63% in 2013 from 65% in 2012. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2013	2012
Research and development expense	$2,691,484	$1,804,932
Selling, advertising and promotional expense	2,002,777	1,990,138
Stock-based compensation expense	563,489	381,432
Professional fees and expense	430,485	514,096
Executive, sales and administrative staff payroll	1,685,972	1,613,798
Litigation charge (credit) and related expenses	—	289,017
Other	1,661,345	1,767,871
Total	$9,035,552	$8,361,284

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,691,484 and $1,804,932 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $886,552 (49%).We have a number of development projects underway with the FirstVU HD that was launched earlier in 2013 and several others nearing completion, which are the primary reasons for the increased research and development expenses for the nine months ended September 30, 2013 compared to September 30, 2012. Our engineering resources are managing these projects, but we have increased our utilization of external resources to complete the projects. This strategy has allowed us to avoid hiring excess engineers who will not be required after completion of the projects. We employed a total of 32 engineers at September 30, 2013, most of whom are dedicated to research and development activities for new products compared to 21 engineers at September 30, 2012. Research and development expenses as a percentage of total revenues were 19% for the nine months ended September 30, 2013 compared to 14% for the nine months ended September 30, 2012. We launched the FirstVu HD at the end of June 2013 and anticipate launching other new products during 2013, including the DVM-800 and some ancillary products for the FirstVU HD, which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,002,777 and $1,990,138 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $12,639 (1%). Salesman salaries and commissions represent the primary components of these costs and were $1,685,972 for the nine months ended September 30, 2013 compared to $1,596,052 for the nine months ended September 30, 2012, an increase of $89,920 (6%). The overall effective commission rate was 11.8% and 12.3% for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 0.5%.

Promotional and advertising expenses totaled $316,805 during the nine months ended September 30, 2013 compared to $ 394,086 during the nine months ended September 30, 2012, a decrease of $77,281 (20%). The decrease is primarily attributable to reduced media advertising in trade publications in the nine months ended September 30, 2013 compared to 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our new DVM-250 and DVM -250 Plus event recorders, to introduce our FirstVU HD and UltraVu, and to continue to develop awareness of the DVM-400 and the DVM-100 in the law enforcement channel during the balance of 2013 and into 2014.

Stock-based compensation expense. Stock based compensation expense totaled $563,489 and $381,432 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $182,057 (48%). The increase is primarily due to the amortization of the restricted stock granted to the Company’s officers in January 2013 and to its directors in May 2013 with one-year vesting periods, which increased stock compensation expense for the nine months ended September 30, 2013 compared to 2012. We expect this trend to reverse for the balance of 2013 and the early 2014 based on the projected amortization of currently outstanding stock options and restricted stock.

Professional fees and expense. Professional fees and expenses totaled $ 430,485 and $ 514,096 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $83,611 (16%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses in the nine months ended September 30, 2013 compared to 2012 is primarily attributable to lower litigation expenses and the Company’s cost containment measures.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $ 1,685,972 and $ 1,613,798 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $72,174 (4%).This increase is attributable to our hiring additional technical support staff to handle field inquiries, wireless download and installation matters because our installed customer base has expanded and additional technical support was required for our new products, such as the DVM-250, DVM-400 and DVM-100.

Litigation charge (credit) and related expenses. Litigation charges and expenses totaled $ -0- and $289,017 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $289,017 (100%). The trial against a former contract manufacturer began on September 24, 2012 and the parties agreed to settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the lawsuit. Legal fees incurred for the lawsuit were offset against the proceeds and the net settlement for this lawsuit was $(468,878) for the nine months ended September 30, 2012. The Z3 trial began on June 25, 2012 and concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We included the legal fees incurred, including the accrual of legal fees expected during the appeal process, on the Z3 suit as a litigation charge and related expenses during the nine months ended September 30, 2012 which totaled $757,895.

Other. Other selling, general and administrative expenses totaled $ 1,661,345 and $ 1,767,871 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $106,526 (6%). The decrease in 2013 was attributable to the positive results of our SG&A cost reduction and containment initiative. We plan to continue our cost containment initiatives during the remainder of 2013.

Operating Loss

For the reasons previously stated, our operating loss was $676,484 and $1,271,694 for the nine months ended September 30, 2013 and 2012, respectively, an improvement of $595,210 (47%). Operating loss as a percentage of revenues decreased to 5% in 2013 compared to 10% in 2012.

Interest Income

Interest income increased to $9,374 for the nine months ended September 30, 2013 from $7,026 in 2012.

Other Income

Other income increased to $20,700 for the nine months ended September 30, 3013 from $-0- in 2012. The increase is attributable to the increased value of marketable securities held at September 30, 2013.

Interest Expense

We incurred interest expense of $212,882 and $219,222 during the nine months ended September 30, 2013 and 2012, respectively. We issued Subordinated Notes in the principal amount of $2.5 million during 2011 which remained outstanding during the 2013 and 2012 periods. The extended the maturity dates of the Notes is May 30, 2014. The outstanding principal balance on our Notes was $2.5 million as of September 30, 2013, less the unamortized discount of $45,354.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $859,292 and $1,483,890 for the nine months ended September 30, 2013 and 2012, respectively, an improvement of $624,598 (42%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the nine months ended September 30, 2013 and 2012, respectively, due to management’s decision to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2013 and 2012, respectively. During 2013, we increased our valuation reserve on deferred tax assets by $350,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $8,615,000 of net operating loss carryforwards and $1,160,000 of research and development tax credit carryforwards as of September 30, 2013 available to offset future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2013 and 2012, we reported a net loss of $859,292 and $1,483,890, an improvement of $624,598 (42%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.41 and $0.73 for the nine months ended September 30, 2013 and 2012, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2013 and 2012.

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

We had over $363,000 of available cash and equivalents and net working capital of approximately $6.8 million as of September 30, 2013. Net working capital as of September 30, 2013 includes approximately $2.8 million of accounts receivable and $8.1 million of inventory. Management believes that it can reduce inventory levels during the balance of 2013 to provide funding for operations; however no assurances can be given in that regard.

We do not consider raising capital through an equity offering to be a viable alternative to supplement working capital needs, given our current public equity valuation. However, we may find it necessary to raise additional capital if we do not regain profitability during the balance of 2013, are unable to improve liquidity through a reduction in our inventory and accounts receivable levels in the near term, add to our existing credit facilities, and do not have other means to support our planned operating activities. Our ability to obtain such capital, if required, could have a material adverse impact on our business, operations and financial condition, including our ability to continue operating as a going concern. Further such capital, if available, most likely would not be on terms favorable to us and our shareholders.

Cash and cash equivalents balances: As of September 30, 2013, we had cash and cash equivalents with an aggregate balance of $363,458, a decrease from a balance of $703,172 at December 31, 2012. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $339,714 net decrease in cash during the nine months ended September 30, 2013:

●	Operating activities:	$741,262 of net cash used in operating activities. Net cash used in operating activities was $741,262 for the nine months ended September 30, 2013 compared to net cash used in activities of $965,623 for the nine months ended September 30, 2012, an improvement of $224,361. The improvement in cash flow from operations was primarily the result of our improved operating results and increases in accrued expenses and decreases in accounts offset by decreases in accounts payable and increases in inventory.

●	Investing activities:	$283,530 of net cash used in investing activities. Cash used in investing activities was $283,530 and $837,594 for the nine months ended September 30, 2013 and 2012, respectively. In 2013, we acquired tooling and equipment to start production of our new FirstVU HD and UltraVU product lines. During late 2012, we consolidated our operations into a new location which resulted in capital expenditures for new furniture, fixtures and equipment. In addition, we were required to post a bond during 2012 to stay the execution of a judgment ruled against us which we have appealed.

●	Financing activities	$685,078 of net cash provided by financing activities. Cash provided by financing activities was $685,078 for the nine months ended September 30, 2013 compared to net cash used in financing activities of $7,061 for the nine months ended September 30, 2012. The net cash provided in 2013 was primarily related to the exercise of stock options offset by the payments made on capital lease obligations. During 2012 and 2013, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $339,714 to $363,458 for the nine months ended September 30, 2013.

Commitments:

We had $363,458 of cash and cash equivalent balances and net positive working capital approximating $6.8 million as of September 30, 2013. Accounts receivable balances represented $2,769,421 of our net working capital at September 30, 2013. We intend to collect our outstanding receivables on a timely basis and reduce the overall level substantially during the balance of 2013, which would help to provide positive cash flow to support our operations during such period. Inventory represented $8,098,046 of our net working capital and finished goods represented $5,974,503 of total inventory at September 30, 2013. We are actively managing the overall level of inventory and our goal is to further reduce such levels during the balance of 2013 by our sales activities, which should provide additional cash flow to help support our operations during such period.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2013.

Lease commitments-Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. In September 2012, we entered into a non-cancelable long-term facility lease to combine all of our operations into one location effective November 2012. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the nine months ended September 30, 2013 and 2012 was $299,193 and $265,715, respectively, related to these leases. As reflected in the table below, we have a rent holiday and discounted rent for the first 12 months of the new facility lease which was effective November 1, 2012.

Year ending December 31:

2013 (period from October 1, 2013 to December 31, 2013)	$88,155
2014	428,505
2015	433,965
2016	439,707
2017	445,449
2018 and thereafter	1,062,706
$2,898,487

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $28,973 and $27,596 for the nine months ended September 30, 2013 and 2012, respectively.

Following is a summary of our licenses as of September 30, 2013:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2014	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2014	Automatically renews for one year periods unless terminated by either party.
Technology license agreement	July 2007	July 2014	Automatically renews for one year periods unless terminated by either party.
Development, license and manufacturing agreement	July 2011	July 2016	Company has option to renew for three successive options to renew for three years periods unless terminated by either party.
Limited license agreement	August 2008	Perpetual	May be terminated by either party.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,662,000 of such products in finished goods inventory as of September 30, 2013 and had sold approximately 709 units since the beginning of the agreement through September 30, 2013.

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

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s tradename LaserAlly. The Company alleges in the complaint that Dragoneye breached the contract because Dragoneye failed to maintain as confidential information the Company’s customer list; Dragoneye infringed on the Company’s trademarks, including LaserAlly and Digital Ally; Dragoneye tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners; and Dragoneye engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the Supply and Distribution agreement terminated and cancelled. Finally, the Company sought temporary, preliminary and permanent injunction which would have prohibited Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses it incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the Company for alleged breaching of the contract. On October 17, 2013 the court denied the Company’s request for temporary, preliminary and permanent injunction. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”) which is one of its foreign vendors. The Company requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company requested a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and as a result, the Company cancelled the open payables it had with BCM (approximately $59,000) in the third quarter 2013. The Company has not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

See Note 12-Subsequent Events for details about a complaint filed by the Company to eliminate threats made by a competitor of alleged patent infringements.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $83,039 and $82,867 for the nine months ended September 30, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Policies

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 1, “Financial Statements”, of this report. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $163,000 charged off as uncollectible on cumulative revenues of $159.3 million since we commenced deliveries during 2006. As of September 30, 2013 and December 31, 2012, we had provided a reserve for doubtful accounts of $55,033 and $70,193, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2013. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw material and component parts	$2,248,038	$2,475,857
Work-in-process	176,873	145,622
Finished goods	5,974,503	5,050,572
Subtotal	8,399,414	7,672,051
Reserve for excess and obsolete inventory	(301,368)	(377,330)
Total	$8,098,046	$7,294,721

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 3.6% of the gross inventory balance at September 30, 2013, compared to 4.9% of the gross inventory balance at December 31, 2012. Our finished goods are composed primarily of our Laser Ally products, DVM-750, the DVM-500 Plus, the FirstVU HD, the DVM-250 event recorder and the DVF 500 flashlight products, none of which we consider excess or obsolete. Raw material inventory balances were less at September 30, 2013 compared to December 31, 2012 as respective balances had ramped up during the consolidation of operations in late November 2012 and have now returned to more expected levels. We believe that our obsolescence risk was less at September 30, 2013 compared to December 31, 2012 because our management team has made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during the nine months ended September 30, 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at September 30, 2013.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $155,253 as of September 30, 2013 compared to $173,385 as of December 31, 2012, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We have recently introduced the FirstVU HD, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products and our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. We granted 40 ,000 options during the nine months ended September 30, 2013. The assumptions used for the determining the grant-date fair value of options granted during the nine months ended September 30, 2013 are reflected in the following table:

Nine Months Ended September 30, 2013

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 30, 2013 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2012, cumulative valuation allowances in the amount of $6,395,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $6,745,000 to fully reserve our deferred tax assets at September 30, 2013. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2013 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2013 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statements of the Company. However, an adverse outcome in certain of the actions could have a material adverse effect on the financial res ults of the Company in the period in which it is recorded.

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

On June 5, 2013, the Company filed a lawsuit as the plaintiff in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 which was later amended on January 31, 2012 under which it was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers under the Company’s tradename LaserAlly. The Company alleges in the complaint that Dragoneye has breached the contract because Dragoneye failed to maintain as confidential information the Company’s customer list; Dragoneye infringed on the Company’s trademarks, including LaserAlly and Digital Ally; Dragoneye tortiously interfered with the Company’s existing contracts and business relationships with its dealers, distributors, customers and trading partners; and Dragoneye engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. The Company seeks the court to award damages related to the alleged actions of Dragoneye and to declare the Supply and Distribution agreement terminated and cancelled. Finally, the Company sought temporary, preliminary and permanent injunction which would have prohibited Dragoneye from using or disclosing any of the Company’s trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses it incurs as a result of this action.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye has filed its answer to the complaint which denies the allegations and has asserted counter claims against the Company for alleged breaching of the contract. On October 17, 2013 the court denied the Company’s request for temporary, preliminary and permanent injunction. The lawsuit is in the discovery phase.

On June 18, 2013, the Company filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”) which is one of its foreign vendors. The Company requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). The Company also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, the Company requested a temporary, preliminary and permanent injunction which prohibits BCM from using or disclosing any of the Company’s trade secrets together with reasonable attorneys’ fees, costs and expenses incurs as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and as a result, the Company cancelled the open payables it had with BCM (approximately $59,000) in the third quarter 2013. The Company has not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

On October 25, 2013, the Company filed a Complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ’556 patent). Specifically, the lawsuit seeks a declaration that Digital Ally’s mobile video surveillance systems do not infringe any claim of the ’556 patent. In addition, the Company will be taking steps to invalidate the ’556 patent through appropriate procedures at the United States Patent and Trademark Office. The Company became aware that Utility had recently mailed letters to current and prospective purchasers of Digital Ally’s mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for patent infringement. The Company rejects Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The Company is providing assurances to its current and prospective customers that it will take appropriate steps to protect them from Utility’s threats.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.*

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.*

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.*

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

DIGITAL ALLY, INC., a Nevada corporation

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

