Form 10-K
period 2013-12-31
DIGITAL ALLY INC
filed 2014-03-27
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9705 Loiret Blvd., Lenexa, KS	66219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (913) 814-7774

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	NASDAQ
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2013, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($7.48) of the registrant’s most recently completed second fiscal quarter was: $11,371,507.

The number of shares of our common stock outstanding as of March 24, 2014 was: 2,280,553.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2013

Note Regarding Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Part I

Item 1. Business.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are a low cost, easy-to-install, in-car digital video rear view mirror designed for law enforcement vehicles and commercial fleets, such as ambulances and taxis; weather-resistant and rugged mobile digital video recording systems designed for use in motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body (clipped to a pocket, belt etc.); a hand-held speed detection device and a digital video flashlight.. These products make self-contained video and audio recordings onto flash memory cards that are incorporated in the body of the digital video rear view mirror, officer-worn video and audio system and flashlight. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2014.

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

Products

We produce and sell digital audio/video recording, storage and other products, including the following product series:

●	in-car, digital audio/video system that is integrated into a rear view mirror which is designed for law enforcement purposes. Products using this system are marketed under the DVM-100, DVM-400, DVM-500 Plus, DVM-750 and DVM-800 series;

●	in-car, digital audio/video system that is integrated into a rear view mirror that serves as an “event recorder” for commercial fleet and mass transit applications, such as ambulances, taxis and buses. Products using this system are marketed under the DVM-250 and DVM-250 Plus series;

●	all-weather, mobile digital audio/video system that is designed for motorcycle, ATV and boat uses and marketed as the DVM-500 Ultra;

●	miniature, body-worn digital audio/video camera marketed as the FirstVU HD system; and

●	hand-held, speed detection system known based on LIDAR (Light Detection and Ranging) and marketed as our Laser Ally system.; and

During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications. We plan to launch additional derivative products in 2014. We also intend to produce and sell other digital video products in the future. These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored.

In-Car Digital Video System – DVM-100, DVM-400, DVM-500 Plus, DVM-750, and DVM-800

In-car video systems for patrol cars are now a necessity and have generally become standard. A number of the current systems are primarily digital based systems with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle. Most manufacturers have already developed and transitioned completely to digital video, but some have not transitioned totally to a fully solid-state digital system and continue to rely on hard-drive or DVD based systems which are less reliable and susceptible to heat, cold and vibration.

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

In-Car Digital Video “Event Recorder” System – DVM-250 and DVM-250 Plus

We believe there are several other markets and industries that may find our in-car digital video rear view mirror unit useful, such as the ambulance, school bus, mass transit and delivery service industries. We market a product designed to address these commercial fleet markets with the DVM-250 and DVM-250 Plus Event Recorders. The DVM-250 is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-500 Plus and DVM-750 mirror systems at a lower price point. The DVM-250 is designed to capture “events,” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. These potential markets may find our units attractive from both a feature and cost perspective, compared to other providers. Our marketing efforts indicate that these commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

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

Miniature Body-Worn Digital Video System – FirstVU HD

This system is also a derivative of our in-car video systems, but is much smaller and lighter, more rugged and water-proofed to handle a hostile outdoor environment. These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Current systems are digital based, but generally require a battery pack and/or storage device to be connected to the camera by wire or other means. We believe that our FirstVU HD product is more desirable for potential users than our competitors’ offerings because of its video quality, small size, shape and lightweight characteristics.

Hand-Held Speed Detection System – Laser Ally

This system is a lightweight, hand-held speed detection device that uses LIDAR (Light Detection and Ranging) technology rather than the traditional radar systems, which use sound waves. LIDAR systems are used in high congestion traffic areas that require extreme accuracy and identification of the subject vehicles. This system uses new technology that prevents the Laser Ally from being detected by current detectors or jammed by current jamming devices. This system was developed and manufactured by a third party vendor for us.

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

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, general consumer and commercial. We have made inroads into certain commercial fleet and the ambulance service provider market, confirming that our DVM-250 product series can become a significant revenue producer for us.

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

The largest source of police video evidence today is in-car video. Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults. In all of these cases, the DVF-500 and the FirstVU HD may provide recorded evidence of the suspect’s actions and reactions to police intervention.

Additionally, motorcycle patrolmen rarely have video systems. We believe that the DVF-500 can be an essential tool for the motorcycle policeman to provide evidence not previously available. In addition, we have developed the DVM-500 Ultra as a mobile application of our digital video recording system that can be used by motorcycle police and water patrol.

Crime scene investigations, including detailed photography, are typically a large part of the budgets of metropolitan police forces. The DVF-500 and the FirstVU HD may record a significant portion of such evidence at a much lower cost for gathering, analyzing and storing data and evidence.

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

Private Security Companies

There are thousands of private security agencies in the United States employing a large number of guards. Police forces use video systems for proof of correct conduct by officers, but private security services usually have no such tool. We believe that the DVF-500 and the FirstVU HD are excellent management tools for these companies to monitor conduct and timing of security rounds. In addition to the DVF-500 and the FirstVU HD, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to the government, U.S. corporations are spending heavily for protection against the potential of terrorist attacks. Public and private-sector outlays for antiterrorism measures and for protection against other forms of violence are significant. These are potential markets for our products.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice. In addition, such technicians are valuable in our service and repair business to support our growing installed customer base. We have a non-exclusive supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product. This vendor developed and is the only manufacturer of this product. The agreement has specified terms and requires us to purchase minimum quantities over a 42-month period ending February 2014. We have remaining obligations to purchase approximately $635,000 of products through its expiration in February 2014. The agreement is renewable thereafter on an annual basis unless either of the parties determines not to renew it and provided the parties are in compliance with the agreement. The contract may be terminated earlier in case of material breach by either party that is not cured by with thirty days of notice of the breach. The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract and has ceased all purchases under the agreement. See “Legal Proceedings” for further details.

We also contract with a manufacturer in Asia for the production of our DVM-100, DVM-400, DVM-250, DVM-250 Plus and DVM-800 products. The contract has no minimum purchase requirements and has an initial term through July 2016. We have the right to exercise three additional options to extend the contract for three additional years each.

License Arrangements

We have entered into several agreements, including agreements with Sasken-Ingenient Technologies, Inc. (“Sasken”) and Lead Technologies (“Lead”), to license certain software products to be used in our video products. The licensors have written certain software for specific Texas Instrument chips which are included in our products. The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.

The following is a summary of our license agreements as of December 31, 2013:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2014	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2014	Automatically renews for one year periods unless terminated by either party.

Sales and Marketing

We have changed principally to an employee-based, direct sales force that enables us to control and monitor its daily activities. Additionally, in the past two years we have reduced the size of certain territories and consequently increased the sales personnel and number of domestic sales territories to 20 in order to better penetrate the market. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Watchguard, Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies. We face similar and intense competitive factors for our event recorders in the commercial fleets and mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for residential and commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products. However, we license the critical technology on which our products are based from third parties, including Sasken-Ingenient Technologies, Inc. and Lead Technologies.

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our Laser Ally, FirstVU HD, DVM-100, DVM-250, DVM-500 Ultra, and DVM-800 products. These supply and distribution agreements contain certain confidentiality provisions that protect our, as well as the third party manufacturers’ proprietary technology.

Some of these patent applications are still under review by the U.S. Patent Office and, therefore, we have not yet been issued all of the patents that we applied for in the United States. No assurance can be given which, or any, of the patents relating to our existing technology will be issued from the United States or any foreign patent offices. Additionally, no assurance can be given that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies or alleging that we have infringed on their patent rights.

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

Employees

We had 119 full-time employees as of December 31, 2013. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company entered into a non-cancellable, long-term facility lease in September 2012 to combine all of its operations into one location, commencing in November 2012. The new facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219. The lease will terminate on April 1, 2020 and provided a rent holiday/abatement period for the first twelve months. Thereafter, the monthly rent will range from $35,634 to $38,533 over the term.

The leases for the previous Company facilities each expired between October 2012 and December 2012 and were not extended.

Item 3. Legal Proceedings.

On June 8, 2009, we filed suit against Z3 Technologies, LLC (“Z3”) in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that Z3 delivered was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 to date under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

The trial of those claims concluded with a jury verdict on July 3, 2012. The principal parts of the verdict were (i) an award of $30,000 to us on grounds that Z3 had breached its 2008 contract with us; (ii) an award of $15,000 in favor of Z3 by finding that we had breached the 2008 contract by failing to pay the balance of certain engineering fees; and (iii) an award of $100,000 in favor of Z3 based on the Court’s finding that we breached the 2009 contract by failing to place an initial order for so-called “DM-365 modules” from Z3. As a result, the net judgment against us was $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000, which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000 and no prejudgment interest on that sum was awarded.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We are seeking the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, we sought temporary, preliminary and permanent injunction to prohibit Dragoneye from using or disclosing any of our trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses we incur as a result of this action. On October 17, 2013 the court denied our request for this injunction.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye filed its answer to the complaint which denies the allegations and has asserted counter claims against us for alleged breach of the contract. The lawsuit is in the discovery phase and the parties have conducted mediation. Management has reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013.

On June 18, 2013, we filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of our foreign vendors. We requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). We also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, we requested a temporary, preliminary and permanent injunction to prohibit BCM from using or disclosing any of our trade secrets together with reasonable attorneys’ fees, costs and expenses incurred as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and as a result, we cancelled the open payables we had with BCM (approximately $59,000) in the third quarter 2013. We have not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the”556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the 556 patent. In addition, we will be take steps to invalidate the 556 patent through appropriate procedures at the United States Patent and Trademark Office. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the 556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility.

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

The high/low closing prices of our common stock were as follows for the periods below. The following quotations have been retroactively restated for the effects of a one-for-eight reverse stock split which was effective on August 24, 2012. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2013
1st Quarter	$4.63	$3.16
2nd Quarter	$8.88	$3.80
3rd Quarter	$16.63	$6.98
4th Quarter	$14.79	$7.50

Year Ended December 31, 2012
1st Quarter	$6.16	$3.36
2nd Quarter	$6.24	$2.50
3rd Quarter	$7.00	$2.48
4th Quarter	$5.90	$2.91

Holders of Common Stock

As of December 31, 2013, we had approximately 78 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorizes us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. At December 31, 2013, there were 716 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2013, there were 1,230 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2013, there were 7,529 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. At December 31, 2013, there were 1,499 shares available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2013, there were 1,875 shares available for issuance under the 2011 Plan.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan authorizes us to reserve 100,000 shares for future grants under it. At December 31, 2013, there were 40,000 shares available for issuance under the 2013 Plan.

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan and 2013 Plan are referred to as the “Plans.”

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

On July 31, 2008, we filed registration statements on Form S-8 and an amendment to a previously filed Form S-8 with the SEC which registered 812,500 shares to be issued upon exercise of the stock options underlying the 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan. On March 28, 2012, we filed a registration statement on Form S-8, which registered 62,500 shares to be issued upon exercise of stock options underlying the 2011 Stock Plan. On July 25, 2013, we filed a registration statement on Form S-8, which registered 100,000 shares to be issued upon exercise of stock options underlying the 2013 Stock Plan.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	404,914	$18.98	45,320
Equity compensation plans not approved by stockholders	101,193	$20.73	7,529
Total all plans	506,107	$19.33	52,849

Recent Sales of Unregistered Securities

During 2013, the Company issued 4,687 shares of unregistered common stock pursuant to the cashless exercise of common stock purchase warrants with an exercise price of $4.00 each. There were no sales of unregistered securities during the fiscal year ended December 31, 2013.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2013; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and gross profit margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products will translate into sales during 2014; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM -800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car video products, including lower priced in-car video mirrors (the DVM-100, DVM-400 and DVM-800), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. Finally, we launched the new FirstVU HD in June 2013 and DVM-800 in December 2013. We have additional research and development projects that we anticipate will result in several new product launches in 2014. We believe that the launch of these new products will help to diversify and increase our product offerings and result in increased revenues in the future.

We experienced operating losses for most of the quarters during 2013 and 2012. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total revenue	$3,505,358	$4,488,527	$5,051,895	$4,780,549	$4,638,087	$4,596,768	$4,600,797	$3,782,456
Gross profit	1,749,422	2,425,326	3,037,815	2,895,927	2,392,397	2,617,310	2,475,663	1,996,617
Gross profit margin percentage	49.9%	54.0%	60.1%	60.6%	51.6%	56.9%	53.8%	52.8%
Total selling, general and administrative expenses	3,323,380	3,261,988	3,059,054	2,714,510	2,807,221	2,281,294	3,351,193	2,728,797
Operating income (loss)	(1,573,958)	(836,662)	(21,239)	181,417	(414,824)	336,016	(875,530)	(732,180)
Operating margin percentage	(44.9)%	(18.6)%	(0.4)%	3.8%	(8.9)%	7.3%	(19.0)%	(19.4)%
Net income (loss)	$(1,638,649)	$(905,836)	$(67,151)	$113,695	$(487,099)	$270,040	$(949,201)	$(804,729)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and our newer products, such as the DVM-100, DVM-400, DVM-250, FirstVU HD and DVM-800. We reported an operating loss of $1,573,958 on revenues of $3,505,358 for fourth quarter 2013 compared to an operating loss of $836,662 for third quarter 2013 on revenues of $4,488,527 and an operating loss of $21,239 for second quarter 2013 on revenues of $5,051,895. For first quarter 2013, we reported operating income of $181,417 on revenues of $4,780,549. The operating income reported in the third quarter 2012 reflected the positive effect of a litigation settlement recorded in September 2012. Our revenues declined in fourth quarter 2013 compared to the prior seven quarters, contributing to our operating loss of $1,573,958 in such quarter. Our gross margin percentage decreased to 49.9% in the fourth quarter 2013 from 54.0% in third quarter 2013, 60.1% in second quarter 2013 and 60.6% for first quarter 2013. The reduction in gross margin also contributed to the increased operating loss in fourth quarter 2013 compared to third quarter 2013, second quarter 2013 and our operating income for first quarter 2013. Our selling, general and administrative (“SG&A”) expenses increased slightly in the fourth quarter 2013 compared to third quarter 2013, and were higher than second quarter 2013 and first quarter 2013. The increased SG&A expenses also contributed to the increased operating loss in fourth quarter 2013 compared to third and second quarters 2013 and the operating income in first quarter 2013. Our international revenues during 2013 improved to $1,159,183 compared to $1,031,066 during 2012.

We expect to continue to experience significant fluctuations in revenues in 2014 due to the timing of larger orders from international and domestic customers. For 2014, we are focusing on increasing revenues and improving gross margins in addition to reducing our general and administrative costs. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during 2013 compared to 2012 primarily due to increases in finished goods inventory in the new FirstVU HD product and our mirror products in anticipation of increased orders in the fourth quarter of 2013 that did not materialize.

●	We generated revenues in the fourth quarter 2013 of $3,505,358 compared to revenues of $4,488,527 during third quarter 2013. We attribute the reduction in revenues for fourth quarter 2013 to a number of factors including: (i) the lingering effects of the federal government sequester and shutdown in the funding of federal grants that affected many of our customers; (ii) our Federal agency, and in particular, our Department of Defense customers, whose budgets were directly impacted by the sequester and shutdown; (iii) slower than anticipated sales of our new FirstVU HD product; (iv) the negative impact on some of our existing and potential customers who received letters from a competitor of ours threatening that purchase of our mobile systems might create liability for alleged infringement of its patent; and (v) the introduction of our new DVM-800 in fourth quarter 2013 may have caused potential customers to defer purchases of in car video systems until this product was available for shipment, which did not occur until late December 2013.

●	We have recently launched additional products to generate revenues outside of law enforcement in an effort to supplement and diversify our sources of revenue. In that regard, the DVM-250 and DVM-250 Plus event recorders are designed for commercial fleet operators, which is a larger market than law enforcement and is not dependent on public funding. Our DVM-250 and the DVM-250 Plus products contributed 7% of the total sales for 2013 compared to 4% for 2012.

●	Our gross profit on sales decreased to 49.9% during fourth quarter 2013 from 54.0% during third quarter 2013, 60.1% during second quarter 2013 and 60.6% in first quarter 2013. We incurred substantial initial production costs and experienced inefficiencies related to the FirstVU HD during the last two quarters of 2013 that negatively impacted our gross margins. Further, we scrapped unusable parts from older versions of our legacy products, which also negatively impacted our gross margins. We plan to achieve improved margins in 2014 by reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production, and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We believe this pricing pressure will continue as our competitors attempt to regain market share and revive sales and we expect it to have some negative impact on our efforts to improve gross margins during 2014.

●	Our international revenues were $1,159,183 (7% of total revenues) and $1,031,066 (6% of total revenues) for the years ended December 31, 2013 and 2012, respectively. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-800 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which currently includes English, Spanish, Turkish and Arabic, with additional languages to become available. This language flexibility may be a positive factor in our efforts to improve future international sales.

●	We continue to manage our SG&A costs, however, research and development costs increased in 2013 over 2012, reflecting our emphasis on new products such as the FirstVU HD and DVM-800. We believe these new products and others currently in the development cycle will become substantial revenue growth drivers in 2014 and beyond.

●	Our recent operating losses caused deterioration in our cash and liquidity in fiscal 2013 and 2012. We borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2015 and may be prepaid without penalty at any time. At December 31, 2013, we had available cash balances of $454,978 and approximately $8.1 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 10 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,496,000 of such products in finished goods inventory as of December 31, 2013 and had sold approximately 775 units since the beginning of the agreement through December 31, 2013.

The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” The Company discontinued purchases of additional units as of that date.

For the Years Ended December 31, 2013 and 2012

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2013 and 2012, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	43%	46%

Gross profit	57%	54%
Selling, general and administrative expenses:
Research and development expense	21%	14%
Selling, advertising and promotional expense	15%	15%
Stock-based compensation expense	4%	3%
Litigation charge and related expenses	1%	2%
General and administrative expense	29%	30%

Total selling, general and administrative expenses	70%	64%

Operating loss	(13)%	(10)%
Other income and interest expense, net	(1)%	(1)%

Loss before income tax benefit	(14)%	(11)%
Income tax (provision)	—%	—%

Net loss	(14)%	(11)%

Net loss per share information:
Basic	$(1.17)	$(0.97)
Diluted	$(1.17)	$(0.97)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,295
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$995

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the years ended December 31, 2013 and 2012 were derived from the following sources:

	Years ended December 31,
	2013	2012
DVM-500 Plus	39%	47%
DVM-750	16%	20%
DVM-100 & DVM-400	10%	6%
DVM-250 & DVM- 250 Plus	7%	4%
Laser Ally	3%	3%
FirstVu HD and FirstVu	3%	1%
DVM-800	2%	—%
Repair and service	2%	2%
Accessories and other revenues	18%	17%
	100%	100%

We experienced a change in the sales mix of our products for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our newer products, including the DVM-800, the First VU HD, the DVM-100, the DVM-400, the DVM-250, the DVM-250 Plus, contributed 22% of our total sales for the twelve months ended December 31, 2013 compared to 11% for fiscal 2012. We expect that the sales mix will continue to transition from the DVM-500 Plus and DVM-750 to our newer products during 2014.

Revenues for the years ended December 31, 2013 and 2012 were $17,826,329 and $17,618,108, respectively, an increase of $208,221 (1%), due to the following factors:

●	Our revenues increased approximately 1% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenues were negatively impacted over the final six months of 2013 due to the challenging economy that continued to affect state, county and municipal budgets that fund our law enforcement customers. The federal government budget sequester and subsequent shutdown negatively impacted many of our law enforcement and government customers directly, including the Department of Defense. The sequester and shutdown also negatively impacted many state, county and local police agencies who rely on Federal grants to provide funding for our equipment. Additionally, we believe that current and potential customers may have delayed or reduced the size of their orders due to a number of factors, including the foregoing conditions, their local budget reductions and anticipation of receiving the federal government’s grant funds in order to preserve their currently available funding and budgets. Finally, we introduced the new DVM-800 in the fourth quarter 2013 and believe that potential customers may have delayed placing orders for in car video systems until the DVM-800 was available for shipment, which did not occur until late December 2013.

●	Our average order size increased from approximately $2,600 in the year ended December 31, 2012 to $2,680 during the year ended December 31, 2013. We shipped fifteen individual orders in excess of $100,000, for a total of approximately $3.2 million in revenue, in the year ended December 31, 2012 compared to nine orders individually in excess of $100,000, for total revenue of approximately $3.8 million in the year ended December 31, 2013. We maintained consistent retail pricing on our law enforcement mirror models during 2013 and do not plan any material changes in pricing during 2014, including the new products recently introduced. Our newer mirror-based products include the DVM-100, DVM-250, DVM-250 Plus, DVM-400 and the DVM-800, which will be sold at lower retail pricing levels compared to our legacy products because they have fewer features than our legacy DVM-500 Plus and DVM-750 models. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts we have occasionally discounted our products to gain or retain market share and revenues.

●	Our revenues from commercial fleet customers increased to 7% of our revenues for year ended December 31, 2013 compared to 4% of revenues for year ended December 31, 2012. During first quarter 2013 we shipped a $340,000 order to a commercial fleet operator and during third quarter 2013 we shipped a $240,000 order to a medical services customer.

●	Our international revenues increased to $1,159,183, representing 7% of total revenues, during the year ended December 31, 2013 compared to $1,031,066, representing 6% of total revenues, during the year ended December 31, 2012. We have provided a number of bids for international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-100, DVM-800 and DVM-250 Plus, although we can make no assurances in this regard. We have built in the capability to install a variety of language packs into our DVM-750 system, which includes English, Spanish, Turkish and Arabic, with additional languages to become available. This language flexibility may be a positive factor in our efforts to improve future international sales.

Cost of Revenue

Cost of revenue on units sold for the year ended December 31, 2013 and 2012 was $7,717,839 and $8,136,121, respectively, a decrease of $418,282 (5%). The decrease in costs of goods sold in 2013 is primarily due to the migration of our sales mix to our new products with better margins, in particular the DVM-100, DVM-400, DVM-250 and the FirstVU HD. Cost of sales as a percentage of revenues decreased to 43% during the year ended December 31, 2013 compared to 46% for the year ended December 31, 2012. Our goal is to reduce cost of sales as a percentage of revenues during 2014 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-100, DVM-250, DVM-400, DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $260,713 and $377,330 in reserves for obsolete and excess inventories at December 31, 2013 and December 31, 2012, respectively. Total raw materials and component parts were $2,204,216 and $2,475,857 at December 31, 2013 and December 31, 2012, respectively, a decrease of $271,641 (11%). The decrease in raw materials and component parts is primarily attributable to inventory levels returning to normal after a slight ramp up in late 2012 associated with the consolidation of operations into our new building. We believe that introduction of new parties to our supply chain will continue to help reduce cost of sales as a percent of revenues during 2014. Finished goods balances were $6,097,254 and $5,050,572 at December 31, 2013 and December 31, 2012, respectively, an increase of $1,046,682 (21%). The increase in finished goods was primarily in our new FirstVU HD products and our mirror products for pending or expected orders. Finished goods at December 31, 2013 consist primarily of the Laser Ally products, the new FirstVU HD, and normal levels of our DVM-500 Plus and DVM-750 products. The reserve for excess and obsolete inventory as a percent of total inventory balances decreased to 3.1% as of December 31, 2013 compared to 4.9% at December 31, 2012. We believe that our obsolescence risk was less at December 31, 2013 compared to December 31, 2012 because we made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during 2013 and applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at December 31, 2013.

Gross Profit

Gross profit for the years ended December 31, 2013 and 2012 was $10,108,490 and $9,481,987, respectively, an increase of $626,503 (7%). The increase is commensurate with the significant improvement in cost of sales as a percent of revenue during the twelve months ended December 31, 2013 compared to the same period 2012 and the 1% increase in revenues. Cost of sales as a percentage of revenues decreased to 43% for the year ended December 31, 2013 from 46% for the year ended December 31, 2012. Our goal is to continue to improve our margins based upon the expected margins of our newer products, in particular the DVM-100, DVM-250, DVM-400, DVM-800 and FirstVU HD, if they gain traction in the marketplace and we increase commercial production in 2014. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,358,932 and $11,168,505 for the years ended December 31, 2013 and 2012, respectively, an increase of $1,190,427 (11%). Selling, general and administrative expenses as a percentage of sales increased to 70% from 64% in 2013 and 2012. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2013	2012
Research and development expense	$3,669,022	$2,528,790
Selling, advertising and promotional expense	2,699,884	2,587,427
Stock-based compensation expense	705,612	521,427
Professional fees and expense	603,375	657,818
Executive, sales, and administrative staff payroll	2,058,839	2,119,921
Litigation charge and related expenses	208,316	313,950
Other	2,413,884	2,439,172
Total	$12,358,932	$11,168,505

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $3,669,022 and $2,528,790 for the years ended December 31, 2013 and 2012, respectively, an increase of $1,140,232 (45%). We have a number of development projects underway with several nearing completion, which are the primary reasons for the increased research and development expenses for the year ended December 31, 2013 compared to December 31, 2012. Our internal engineering resources are managing these projects, but we have increased our utilization of external resources to complete certain projects. This strategy has allowed us to avoid hiring excess engineers who will not be required after completion of the projects. We employed a total of 30 engineers at December 31, 2013, most of whom are dedicated to research and development activities for new products compared to 20 engineers at December 31, 2012. Research and development expenses as a percentage of total revenues were 21% in 2013 and 14% in 2012, illustrating our continuing commitment to bring new products to market and expanding our current product line. We launched the FirstVu HD during June 2013 and the DVM-800 during December 2013 and anticipate launching other new products during 2014, including some ancillary products for the FirstVU HD, all of which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,699,884 and $2,587,427 for the years ended December 31, 2013 and 2012, respectively, an increase of $112,457 (4%). Salesman salaries and commissions represent the primary components of these costs and were $2,237,989 and $2,069,087 for the years ended December 31, 2013 and 2012, respectively, an increase of $168,902 (8%). The overall effective commission rate was 12.6% and 11.7% for the years ended December 31, 2013 and 2012, respectively, an increase of 0.9%.

Promotional and advertising expenses totaled $461,895 during the year ended December 31, 2013 compared to $518,340 during the year ended December 31, 2012, a decrease of $56,445 (11%). The decrease is primarily attributable to reduced media advertising in trade publications for the year ended December 31, 2013 compared to December 31, 2012. We expect increases in expenses for brochures and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, introduce our FirstVU HD and UltraVu, and develop awareness of the DVM-800 in the law enforcement channel during 2014.

Stock-based compensation expense. Stock based compensation expense totaled $705,612 and $521,427 for the years ended December 31, 2013 and 2012, respectively, an increase of $184,185 (35%). The increase is primarily due to the amortization of the restricted stock granted to the Company’s officers in January 2013 and to its directors in May 2013 with one-year vesting periods, which had the effect of increasing the stock compensation expense for the year ended December 31, 2013 compared to 2012, which had longer vesting periods. We expect this trend to reverse in early 2014 based on the projected amortization of currently outstanding stock options and restricted stock.

Professional fees and expense. Professional fees and expenses totaled $603,375 and $657,818 for the years ended December 31, 2013 and 2012, respectively, a decrease of $54,443 (8%). Professional fees during 2013 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses in the year ended December 31, 2013 compared to 2012 is primarily attributable to lower litigation expenses and the Company’s cost containment measures.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,058,839 and $2,119,921 for the years ended December 31, 2013 and 2012, respectively, a decrease of $61,082 (3%). This decrease is primarily attributable to savings associated with the resignation of the Vice President of Engineering in June 2012 and his responsibilities being assumed by other engineering management (approximately $90,000). During 2012 we reduced the number of our sales support staff in connection with the restructuring of our sales and marketing organization. However, in 2013 we hired additional technical support staff to handle field inquiries, wireless download and installation matters because our installed customer base has expanded and additional technical support was required for our new products, such as the DVM-250, DVM-400, DVM-100 and FirstVU HD.

Litigation charge and related expenses. Litigation charges and expenses totaled $208,316 and $313,950 for the years ended December 31, 2013 and 2012, respectively, a decrease of $105,634 (34%). On June 5, 2013, the Company filed a lawsuit against Dragoneye, one of its domestic vendors. See “Legal Proceedings” for more details on the lawsuit. Dragoneye was granted a request to move the lawsuit to the United States District Court and has filed its answer to the complaint. On October 17, 2013, the court denied the Company’s request for temporary, preliminary and permanent injunction. The lawsuit is in the discovery phase. Management has reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013.

The trial against a former contract manufacturer began on September 24, 2012 and the parties agreed to a settle the lawsuit on September 25, 2012. The insurance company involved agreed to pay $610,000 to settle the litigation. Legal fees incurred for defense of the lawsuit were offset against the proceeds and the net settlement for this lawsuit was $(466,400) at December 31, 2012.

The Z3 trial concluded with a jury verdict on July 3, 2012 that resulted in a net judgment against us in the amount of $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000 which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000. We believe there were a number of errors in the court’s rulings and the judgment entered on July 3, 2012 and are appealing them. We incurred $79,316 and $250,350 of additional legal fees during the years ended December 31, 2013 and 2012, respectively, to defend the Z3 lawsuit, which included the accrual of legal fees expected during the appeal process.

Other. Other selling, general and administrative expenses totaled $2,413,884 and $2,439,172 for the years ended December 31, 2013 and 2012, respectively, a decrease of $25,288 (1%). We plan to continue our cost containment initiatives in 2014 and expect that other selling, general and administrative costs will continue to decline in 2014.

Operating Loss

For the reasons previously stated, our operating loss was $2,250,442 and $1,686,518 for the years ended December 31, 2013 and 2012, respectively, a deterioration of $563,924 (33%). Operating loss as a percentage of revenues increased to 13% in 2013 from 10% in 2012.

Interest Income

Interest income increased to $11,390 in the year ended December 31, 2013 from $10,088 in 2012.

Other Income

Other income increased to $19,073 for the year ended December 31, 3013 from $-0- in 2012. The increase is attributable to the increased value of marketable securities held at December 31, 2013.

Interest Expense

We incurred interest expense of $277,961 and $294,559 during the years ended December 31, 2013 and 2012, respectively. We issued Notes in the principal amount of $2.5 million during 2011 that remained outstanding during the 2013 and 2012 periods. The extended maturity dates of the Notes is May 30, 2015. The outstanding principal balance on our Notes was $2.5 million as of December 31, 2013, less the unamortized discount of $187,634.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,497,940 and $1,970,989 for the years ended December 31, 2013 and 2012, respectively, a deterioration of $526,951 (27%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the years ended December 31, 2013 and 2012, respectively, due to our decision to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2013 and 2012, respectively. During 2013, we increased our valuation reserve on deferred tax assets by $1,575,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses. We had approximately $10,100,000 of net operating loss carryforwards and $1,306,000 of research and development tax credit carryforwards as of December 31, 2013 available to offset future net taxable income.

Net Loss

As a result of the above, for the years ended December 31, 2013 and 2012, we reported net losses of $2,497,940 and $1,970,989 for the years ended December 31, 2013 and 2012, respectively, a deterioration of $526,951 (27%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.17 and $0.97 for the years ended December 31, 2013 and 2012, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2013 and 2012 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2011, we borrowed a total of $2.5 million under an unsecured credit facility (“Notes”) with a private, third-party lender. The loans bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The Notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the Notes from May 30, 2014 to May 30, 2015.

The existing Notes are unsecured and do not prevent us from obtaining new senior secured financings. We may seek additional credit facilities to complement the Notes and provide us with funding should the need arise to finance growth or other expenditures.

We had over $450,000 of available cash and equivalents and net working capital of approximately $7.9 million as of December 31, 2013. Net working capital as of December 31, 2013 includes approximately $1.8 million of accounts receivable and $8.0 million of inventory. Management believes that it can reduce inventory levels in 2014 to provide funding for operations; however no assurances can be given in that regard.

On March 24, 2014, the Company completed a private placement of $2.0 aggregate principal amount of Senior Secured Convertible Notes (the “Notes”). The Notes bear interest at 6% payable quarterly and are secured by all assets of the Company. Principal payments are not required until the sixth month after origination and continue ratably for the remaining 24-month term of the Notes. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Notes are convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Notes are outstanding. In addition, the Company may force conversion if the market price of the Company’s common stock exceeds $17.10 per share for 20 consecutive trading days. The Company issued warrants to purchase 100,000 shares of common stock (the “Warrants”) at $10.00 per share which are exercisable immediately and expire March 24, 2019. The Notes and Warrants contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. The Company will pay a placement agent fee of $120,000 and will reimburse all third-party costs of the transaction, including legal fees, not to exceed $50,000. The Company intends to use the net proceeds of this facility for general working capital purposes. We believe the funds generated by this credit facility will provide the working capital necessary to support our planned operational activities for 2014.

Cash and cash equivalents balances: As of December 31, 2013, we had cash and cash equivalents with an aggregate balance of $454,978, a decrease from a balance of $703,172 at December 31, 2012. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $248,194 net decrease in cash during the year ended December 31, 2013:

●	Operating activities:	$564,660 of net cash used in operating activities. Net cash used in operating activities was $564,660 for the year ended December 31, 2013 compared to net cash used in operating activities of $440,972 for the year ended December 31, 2012, a deterioration of $123,688. The deterioration in cash flow from operations for 2013 was primarily the result of our net losses and increases in inventory offset by decreases in accounts receivable and increases in accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2014, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$336,993 of net cash used in investing activities. Cash used in investing activities was $336,993 and $1,078,093 for the years ended December 31, 2013 and 2012, respectively. In 2013, we acquired tooling and equipment to start production of our new FirstVU HD, DVM-800 and UltraVU product lines. During 2012, we consolidated our operations into one new location which resulted in capital expenditures for new furniture, fixtures, and equipment. In addition, we were required to post a bond during 2012 to stay the execution of a legal judgment ruled against us which we have appealed.

●	Financing activities:	$653,459 of net cash provided by financing activities. Cash provided by financing activities was $653,459 for the year ended December 31, 2013 compared to cash used in financing activities of $48,156 for the year ended December 31, 2012, an improvement of $701,615. The net cash provided in 2013 was primarily related to the exercise of stock options, which resulted from the improvement in our common stock trading prices during 2013, offset by the payments made on capital lease obligations. During 2012 and 2013, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities. We paid $10,000 of debt issuance costs related to the extension of the Notes in December 2013.

The net result of these activities was a decrease in cash of $248,194 to $454,978 for the year ended December 31, 2013.

Commitments:

We had $454,978 of cash and cash equivalent balances and net positive working capital approximating $7.9 million as of December 31, 2013. Accounts receivable balances represented $1,835,780 of our net working capital at December 31, 2013. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2014, which would help to provide positive cash flow to support our operations during 2014. Inventory represented $8,046,471 of our net working capital at December 31, 2013 and finished goods represented $6,097,254 of total inventory. We expect that finished goods will be converted to cash when customer orders are received and shipments occur during 2014. We are actively managing the overall level of inventory and believe that such levels will be reduced during 2014 by our sales activities, which should provide additional cash flow to help support our operations during 2014.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2013.

Lease commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2013 and 2012 was $398,624 and $405,234, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2014	$428,505
2015	433,965
2016	439,707
2017	445,449
2018	451,248
Thereafter	611,458
$2,810,332

License agreements. We have several license agreements whereby we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $36,645 and $35,785 for the years ended December 31, 2013 and 2012, respectively.

Following is a summary of our licenses as of December 31, 2013:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2014	Automatically renews for one-year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2014	Automatically renews for one-year periods unless terminated by either party.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,496,000 of such products in finished goods inventory as of December 31, 2013 and had sold approximately 775 units since the beginning of the agreement through December 31, 2013.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

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

On June 8, 2009, we filed suit against Z3Technologies, LLC (“Z3”) in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 to date under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

The trial of those claims concluded with a jury verdict on July 3, 2012. The principal parts of the verdict were (i) an award of $30,000 to us on grounds that Z3 had breached its 2008 contract with us; (ii) an award of $15,000 in favor of Z3 by finding that we had breached the 2008 contract by failing to pay the balance of certain engineering fees; and (iii) an award of $100,000 in favor of Z3 based on the Court’s finding that we breached the 2009 contract by failing to place an initial order for so-called “DM-365 modules” from Z3. As a result, the net judgment against us was $85,000. Further, despite our arguments at trial, the court also refused to reconsider the interlocutory summary judgment rulings rendered against us prior to trial in the amount of $445,000, which became final upon conclusion of the trial. Accordingly, the total judgment entered against us was $530,000 and no prejudgment interest on that sum was awarded.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye, one of its domestic vendors. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We are seeking the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, we sought temporary, preliminary and permanent injunction to prohibit Dragoneye from using or disclosing any of our trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses we incur as a result of this action. On October 17, 2013 the court denied our request for this injunction.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye filed its answer to the complaint which denies the allegations and has asserted counter claims against us for alleged breach of the contract. The lawsuit is in the discovery phase. Management has reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013.

On June 18, 2013, we filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of our foreign vendors. We requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). We also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, we requested a temporary, preliminary and permanent injunction to prohibit BCM from using or disclosing any of our trade secrets together with reasonable attorneys’ fees, costs and expenses incurred as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and as a result, we cancelled the open payables we had with BCM (approximately $59,000) in the third quarter 2013. We have not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the 556 patent. In addition, we will be take steps to invalidate the 556 patent through appropriate procedures at the United States Patent and Trademark Office. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the 556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $125,190 and $108,312 for the years ended December 31, 2013 and 2012, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Policies

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 1, “Financial Statements,” of this report. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible with less than $132,000 charged off as uncollectible on cumulative revenues of $148.4 million since we commenced deliveries during 2006. As of December 31, 2013 and December 31, 2012, we recorded a reserve for doubtful accounts of $55,033 and $70,193, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2013. However, if the balance due from any significant customer ultimately becomes uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Raw material and component parts	$2,204,216	$2,475,857
Work-in-process	5,714	145,622
Finished goods	6,097,254	5,050,572

Subtotal	8,307,184	7,672,051
Reserve for excess and obsolete inventory	(260,713)	(377,330)

Total	$8,046,471	$7,294,721

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 3.1% of the gross inventory balance at December 31, 2013, compared to 4.9% of the gross inventory balance at December 31, 2012. Finished goods at December 31, 2013 are composed primarily of the Laser Ally products, our new FirstVU HD, and normal levels of our DVM-500 Plus and DVM-750 products. Raw material inventory balances were less at December 31, 2013 compared to December 31, 2012, as respective balances had ramped up during the consolidation of operations in late November 2012 and have now returned to more expected levels. We believe that our obsolescence risk was less at December 31, 2013 compared to December 31, 2012 because our management team made a concerted effort to scrap unusable parts from the older versions of our products. Therefore, previously reserved obsolete parts were disposed of during 2013 and were applied to our reserve balance. We believe the reserves are appropriate given our inventory levels at December 31, 2013.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. We established these estimates using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $167,970 as of December 31, 2013 compared to $173,385 as of December 31, 2012, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We recently introduced the FirstVU HD and DVM-800, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products and our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards, which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock obtained from public data sources. We granted 40,000 options during the year ended December 31, 2013. The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2013 are reflected in the following table:

Year ended December 31, 2013
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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of December 31, 2013 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2012, cumulative valuation allowances in the amount of $6,395,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $7,970,000 to fully reserve our deferred tax assets as of December 31, 2013. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2013 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2013 representing uncertain tax positions.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers, is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2013 (our 2014 Proxy Statement).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2014 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2014 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2014 Proxy Statement.

Item 11. Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2014 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.

3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.

10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.32 to Form 8-K filed July 30, 2012
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.33 to Form 8-K filed July 30, 2012
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.34 to Form 8-K filed July 30, 2012
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	Exhibit 10.35 to Form 8-K filed December 9, 2013
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	Exhibit 10.36 to Form 8-K filed December 9, 2013
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	Exhibit 10.37 to Form 8-K filed December 9, 2013
10.38	Purchase Agreement	Exhibit 10.38 to Form 8-K filed March 25, 2014
10.39	Registration Rights Agreement	Exhibit 10.39 to Form 8-K filed March 25, 2014
10.40	Form of Senior Secured Convertible Note.	Exhibit 10.40 to Form 8-K filed March 25, 2014
10.41	Form of Warrant to Purchase Common Stock.	Exhibit 10.41 to Form 8-K filed March 25, 2014
10.42	Pledge and Security Agreement	Exhibit 10.42 to Form 8-K filed March 25, 2014
10.43	Patent Assignment for Security	Exhibit 10.43 to Form 8-K filed March 25, 2014
10.44	Trademarks Assignment for Security	Exhibit 10.44 to Form 8-K filed March 25, 2014
10.45	Guaranty	Exhibit 10.45 to Form 8-K filed March 25, 2014
10.46	Deposit Account Control Agreement	Exhibit 10.46 to Form 8-K filed March 25, 2014
10.47	Form of Voting Agreement	Exhibit 10.47 to Form 8-K filed March 25, 2014
10.48	Form of Lock-Up Agreement	Exhibit 10.48 to Form 8-K filed March 25, 2014
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10K for the Year ending December 31, 2009.
23.1	Consent of Grant Thornton LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2013 and 2012.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Information marked [*] has been omitted pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

** The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that Section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 27, 2014
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 27, 2014
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 27, 2014
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 27, 2014
Daniel F. Hutchins, Director

/s/ Stephen Gans	March 27, 2014
Stephen Gans, Director

/s/ Thomas J. Heckman	March 27, 2014
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

