Form 10-Q
period 2014-03-31
DIGITAL ALLY INC
filed 2014-05-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer	[ ]		Accelerated filer [ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2014
Common Stock, $0.001 par value	2,295,553

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2014

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,374,935	$454,978
Accounts receivable-trade, less allowance for doubtful accounts of $55,033 – 2014 and $55,033 – 2013	2,193,433	1,835,780
Accounts receivable-other	106,575	153,563
Inventories	8,183,706	8,046,471
Prepaid expenses	437,720	402,823

Total current assets	12,296,369	10,893,615

Furniture, fixtures and equipment	4,599,953	4,559,504
Less accumulated depreciation and amortization	3,690,924	3,621,432

	909,029	938,072

Restricted cash	662,500	662,500
Intangible assets, net	302,709	267,281
Other assets	253,891	245,045

Total assets	$14,424,498	$13,006,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,551,565	$1,441,151
Accrued expenses	1,335,257	1,471,458
Secured convertible note payable-current	666,667	—
Warrant derivative liability	355,873	—
Capital lease obligation-current	92,683	91,279
Deferred revenue-current	29,596	6,000
Income taxes payable	8,585	8,615
Customer deposits	1,878	1,878

Total current liabilities	4,042,104	3,020,381

Long-term liabilities:
Subordinated note payable-long-term, net of discount of $154,523 – 2014 and $187,634 – 2013	2,345,477	2,312,366
Senior secured convertible note payable-long-term, net of discount of $353,638 – 2014 and $0 – 2013	979,695	—
Litigation accrual-long term	530,000	530,000
Deferred revenue-long term	171,600	24,000
Capital lease obligation-long term	41,497	64,989

Total long term liabilities	4,068,269	2,931,355

Commitments and contingencies

Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 2,359,071 – 2014 and 2,284,048 – 2013	2,359	2,284
Additional paid in capital	25,085,992	24,955,220
Treasury stock, at cost (shares: 63,518 – 2014 and 63,518 - 2013)	(2,157,226)	(2,157,226)
Accumulated deficit	(16,617,000)	(15,745,501)

Total stockholders’ equity	6,314,125	7,054,777

Total liabilities and stockholders’ equity	$14,424,498	$13,006,513

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months ended March 31,
	2014	2013

Product revenue	$3,781,128	$4,513,792
Other revenue	127,213	266,757
Total revenue	3,908,341	4,780,549
Cost of revenue	1,587,402	1,884,622
Gross profit	2,320,939	2,895,927
Selling, general and administrative expenses:
Research and development expense	855,249	794,162
Selling, advertising and promotional expense	607,144	574,439
Stock-based compensation expense	130,847	103,492
General and administrative expense	1,273,851	1,242,417
Total selling, general and administrative expenses	2,867,091	2,714,510
Operating income (loss)	(546,152)	181,417

Interest income	2,514	3,183
Interest expense	(99,812)	(70,905)
Secured convertible note payable issuance expenses	(224,438)	—
Other expense	(3,611)	—
Income (loss) before income tax expense	(871,499)	113,695
Income tax expense	—	—

Net income (loss)	$(871,499)	$113,695

Net income (loss) per share information:
Basic	$(0.39)	$.06
Diluted	$(0.39)	$.05

Weighted average shares outstanding:
Basic	2,252,571	2,064,328
Diluted	2,252,571	2,073,708

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2014	2,284,048	$2,284	$24,955,220	$(2,157,226)	$(15,745,501)	$7,054,777

Stock-based compensation	—	—	130,847	—	—	130,847

Restricted common stock grant	75,000	75	(75)	—	—	—

Issuance of common stock upon exercise of stock options	94	1	661	—	—	662

Common shares surrendered in connection with cashless exercise of stock options	(71)	(1)	(661)	—	—	(662)

Net loss	—	—	—	—	(871,499)	(871,499)

Balance, March 31, 2014	2,359,071	$2,359	$25,085,992	$(2,157,226)	$(16,617,000)	$6,314,125

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

Cash Flows From Operating Activities:
Net income (loss)	$(871,499)	$113,695
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	115,250	105,460
Secured convertible note payable issuance expenses	224,438	—
Stock based compensation	130,847	103,492
Provision for inventory obsolescence	31,618	(53,212)
Provision for doubtful accounts receivable	—	(10,160)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(357,653)	719,797
Accounts receivable – other	46,988	(38,491)
Inventories	(168,853)	(307,581)
Notes receivable – current	—	(65,000)
Prepaid expenses	(41,403)	(196,904)
Other assets	(8,846)	(10,736)
Increase (decrease) in:
Accounts payable	110,414	(574,410)
Accrued expenses	(136,201)	87,544
Income taxes payable	(30)	(900)
Unearned income	171,196	—

Net cash used in operating activities	(753,734)	(127,406)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(40,449)	(162,180)
Additions to intangible assets	(39,333)	(2,605)

Net cash used in investing activities	(79,782)	(164,785)

Cash Flows from Financing Activities:
Proceeds from senior secured convertible note payable	2,000,000	—
Debt issuance expenses for secured convertible note payable	(224,438)	—
Payments on capital lease obligation	(22,089)	(16,236)

Net cash provided by (used) in financing activities	1,753,473	(16,236)

Net increase (decrease) in cash and cash equivalents	919,957	(308,427)

Cash and cash equivalents, beginning of period	454,978	703,172

Cash and cash equivalents, end of period	$1,374,935	$394,745

Supplemental disclosures of cash flow information:
Cash payments for interest	$55,938	$53,896

Cash payments for income taxes	$10,030	$1,175

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock purchase warrants for senior secured note payable	$355,873	$—

Restricted common stock grant	$75	$—

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

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its direct sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

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

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty.

Sales returns and allowances aggregated $226,876 and $188,426 for the three months ended March 31, 2014 and 2013, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life.

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of March 31, 2014 and December 31, 2013, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

Debt:

The Company’s debt securities are accounted for at amortized cost, except where the Company has elected to account for its senior convertible note payable on its fair value basis.

Warranties:

The Company’s products carry explicit product warranties that extend up to two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses. Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty.

Customer Deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history. Customer deposits are reflected as a current liability in the accompanying consolidated balance sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $14,759 and $22,471 for the three months ended March 31, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $103,106 and $60,368 for the three months ended March 31, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2014 and 2013. There have been no penalties in 2014 and 2013.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2014 and 2013.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2014 and 2013, sales by geographic area were as follows:

	Three months ended March 31,
	2014	2013
Sales by geographic area:
United States of America	$3,887,832	$4,699,735
Foreign	20,509	80,814

	$3,908,341	$4,780,549

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

New pronouncements issued but not effective until after March 31, 2014, are not expected to have a material impact on our financial position, results of operations or liquidity.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $55,033 as of March 31, 2014 and December 31, 2013.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No distributor/agent individually exceeded 10% of total revenues for the three months ended March 31, 2014 or March 31, 2013. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2014, and 2013, and totaled $379,755, or 17% of total accounts receivable, and $351,112, or 16% of total accounts receivable, respectively. Such accounts receivable were fully collected subsequent to March 31, 2014.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia. Although the Company obtains certain of these components from single source suppliers, management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced any significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

The Company has entered into agreements with two unaffiliated companies (the “Manufacturers”) to development, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent approximately 45% of the Company’s total revenue; and are expected to increase in the future to the extent that they may represent an even more significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers, except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has discontinued purchases from one of the manufacturers of the LaserAlly product and is re-evaluating such product line.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw material and component parts	$2,105,210	$2,204,216
Work-in-process	19,615	5,714
Finished goods	6,351,211	6,097,254

Subtotal	8,476,036	8,307,184
Reserve for excess and obsolete inventory	(292,330)	(260,713)

Total	$8,183,706	$8,046,471

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $394,683 and $340,093 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE, SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

Subordinated Notes Payable

	March 31, 2014	December 31, 2013
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(154,523)	(187,634)

Total notes payable	2,345,477	2,312,366
Less: Current Maturities of long-term debt	—	—

Subordinated notes payable, long-term	$2,345,477	$2,312,366

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

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock. The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Notes that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the Notes will be amortized to interest expense ratably over the modified terms of the Notes.

On December 4, 2013, the Company entered into an agreement with the same third party lender to extend the maturity date of the Notes from May 30, 2014 to May 30, 2015. In connection with the extension, the Company granted the lender warrants exercisable to purchase 40,000 shares of its common stock at $8.50 per share through December 3, 2018. The Company also paid fees totaling $10,000 to an unaffiliated third party and issued a warrant exercisable to purchase 10,000 shares of Common Stock at a price of $8.50 per share through December 3, 2018 for its services in connection with the extension of the maturity dates of the Notes. The Company allocated $205,820 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the lender and the unaffiliated third party who arranged the transaction. In addition, the cash fees paid to the unaffiliated third party totaling $10,000 were included in the discount on the Notes. The restructuring of the Notes that occurred in December 2013 was treated as a modification of the debt and the remaining unamortized discount of the Notes will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $41,639 and $17,008 for the three months ended March 31, 2014, and 2013, respectively.

Secured Convertible Note Payable

	March 31, 2014	December 31, 2013
Principal amount of secured convertible note payable	$2,000,000	—
Unamortized discount	(353,638)	—

Total secured convertible note payable, at fair value	1,646,362	—
Less: Current maturities of long-term debt	666,667	—

Secured convertible note payable, long-term	$979,695	—

On March 24, 2014, the Company completed a private placement of $2.0 million aggregate principal amount of a Senior Secured Convertible Note (the “Secured Convertible Note”). The Secured Convertible Note bears interest at 6% payable quarterly and is secured by all assets of the Company. Principal payments are not required until the sixth month after issuance and continue ratably for the remaining 18-month term of the Secured Convertible Note. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Secured Convertible Note is outstanding. In addition, the Company may force conversion if the market price exceeds $17.10 per share for 20 consecutive trading days.

In connection with the private placement the Company issued a warrant to purchase 100,000 shares of common stock (the “Warrant”) at $10.00 per share. The Warrant is exercisable immediately and expires March 24, 2019. The Secured Convertible Note and Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $120,000 and approximately $104,500 of third party costs for the transaction, which included legal fees. The Company elected to account for the secured convertible note on its fair value basis, therefore, all related debt issuance expenses which totaled $224,438 was charged to other expenses for the three months ended March 31, 2014.

The Company allocated $355,873 of the proceeds of the Secured Convertible Note to warrant derivative liability and debt discount, which represented the grant date fair value of the Warrant for 100,000 common shares issued to the lender. The discount is amortized to interest expense ratably over the terms of the Secured Convertible Note and totaled $11,066 for the three months ended March 31, 2014 and $-0- for the three months ended March, 31, 2013.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2014 (period from April 1, 2014 to December 31, 2014)	$76,080
2015	63,728
2016	3,961
2017	—
2018 and thereafter	—
Total future minimum lease payments	143,769
Less amount representing interest	9,589
Present value of minimum lease payments	134,180
Less current portion	92,683
Capital lease obligations, less current portion	$41,497

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	March 31, 2014	December 31, 2013
Office furniture, fixtures and equipment	$280,304	$280,304
Less: accumulated amortization	(82,208)	(64,572)

Net furniture, fixtures and equipment	$198,096	$215,732

NOTE 6. Fair Value Measurement

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1 — Quoted prices in active markets for identical assets and liabilities

●	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

●	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value)

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible note	$-	$-	$1,646,362	$1,646,362
Warrant derivative liability			355,873	355,873
	$-	$-	$2,002,235	$2,002,235

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accrued warranty expense	$165,175	$167,970
Accrued sales commissions	21,000	53,172
Accrued payroll and related fringes	296,648	389,807
Accrued insurance	29,635	67,387
Accrued rent	283,947	291,416
Accrued litigation charges	168,316	208,316
Other	370,536	293,390

	$1,335,257	$1,471,458

Accrued warranty expense was comprised of the following for the three months ended March 31, 2014:

2014
Beginning balance	$167,970
Provision for warranty expense	18,376
Charges applied to warranty reserve	(21,171)

Ending balance	$165,175

NOTE 8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2014 and 2013 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of March 31, 2014 because of the overall net operating loss carryforwards available.

The valuation allowance on deferred tax assets totaled $8,260,000 and $7,970,000 as of March 31, 2014 and December 31, 2013, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The recovery from the economic recession, which adversely impacted state and local governmental budgets in particular, remained weak in 2013 and 2012, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax rolls. The economy showed improvement in 2013 and 2012, but the establishment of a long-term positive impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, our ongoing cost containment efforts, we incurred additional losses in 2013 and the three months ended March 31, 2014 that placed us in a three-year cumulative loss position at March 31, 2014. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined to increase our valuation allowance by $290,000 to continue to fully reserve our deferred tax assets at March 31, 2014. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At March 31, 2014, the Company had available approximately $10,628,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2033. In addition, the Company had research and development tax credit carryforwards approximating $1,356,000 available as of March 31, 2014, which expire between 2023 and 2034.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2010 and all prior tax years.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2014 and 2013 was $99,431 and $99,431, respectively, related to these leases. Following are our minimum lease payments for each year and in total.\

Year ending December 31:

2014 (period from April 1, 2014 to December 31, 2014)	$321,604
2015	433,965
2016	439,707
2017	445,449
2018	451,248
Thereafter	611,458
$2,703,431

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $7,427 and $12,520 for the three months ended March 31, 2014 and 2013, respectively.

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,463,000 of such products in finished goods inventory as of March 31, 2014 and had sold approximately 810 units since the beginning of the agreement through March 31, 2014.

After the initial term expires, the parties may continue the agreement on a month-to-month basis and it is terminable by either party upon 30 days advance notice. The contract may be terminated earlier in case of material breach by either party that is not cured within thirty days of notice of the breach. The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Litigation” below. The Company discontinued purchases of additional units as of that date.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We are seeking the court to award damages related to the alleged actions of Dragoneye and to declare the supply and distribution agreement terminated and cancelled. Finally, we sought temporary, preliminary and permanent injunction to prohibit Dragoneye from using or disclosing any of our trade secrets and trademarks together with reasonable attorneys’ fees, costs and expenses we incur as a result of this action. On October 17, 2013 the Court denied our request for this injunction.

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye filed its answer to the complaint which denies the allegations and has asserted counter claims against us for alleged breach of the contract. The lawsuit is in the discovery phase and the parties have entered into nonbinding mediation. Management has reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the 556 patent. In addition, we will be take steps to invalidate the 556 patent through appropriate procedures at the United States Patent and Trademark Office. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the 556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We have appealed the decision.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $40,957 and $27,309 for the three months ended March 31, 2014 and 2013, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $130,847 and $103,492 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had adopted six separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”) and (v) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 975,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 8,787 options remain available for grant under the various Plans as of March 31, 2014.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of March 31, 2014.

There were not any stock options granted during the three months ended March 31, 2014.

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	506,107	$19.33
Granted	—	—
Exercised	(94)	(7.04)
Forfeited	(30,937)	(38.41)

Outstanding at March 31, 2014	475,076	$18.99

Exercisable at March 31, 2014	357,687	$20.22

Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were a total of 71 shares with a value of $662 surrendered pursuant to cashless exercises during the three months ended March 31, 2014.

At March 31, 2014, the aggregate intrinsic value of options outstanding was approximately $306,692, the aggregate intrinsic value of options exercisable was approximately $136,487. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $211.

As of March 31, 2014, the unamortized portion of stock compensation expense on all existing stock options was $144,049, which will be recognized over the next 36 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2014:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	58,875	8.2 years	16,562	8.2 years
$4.00 to $6.99	91,250	8.3 years	62,249	8.0 years
$7.00 to $9.99	76,070	3.8 years	57,820	2.6 years
$10.00 to $12.99	65,129	3.5 years	64,554	3.5 years
$13.00 to $15.99	75,627	6.3 years	48,377	6.0 years
$16.00 to $18.99	1,375	3.1 years	1,375	3.0 years
$19.00 to $29.99	8,625	4.8 years	8,625	4.8 years
$30.00 to $55.00	98,125	3.7 years	98,125	3.7 years

	475,076	5.6 years	357,687	4.8 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2014 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2014	72,813	$4.55
Granted	75,000	8.45
Vested	(50,000)	(4.01)
Forfeited	—	—

Nonvested balance, March 31, 2014	97,813	$7.82

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2014, there were $606,332 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 23 months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2014	20,625
2015	45,938
2016	31,250

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance and extension of the Notes (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 228,438 shares of common stock at $4.00 to $10.00 per share after modification. The Warrants expire from September 15, 2014 through March 24, 2019, allow for cashless exercise; however, the holder does not have registration rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

A summary of all Warrant activity for the three months ended March 31, 2014 is as follows:

Expected term of the Warrants	23-60 months
Expected volatility of Company stock	66% - 81%
Expected dividends	None
Risk-free interest rate	0.25% - 1.76%
Forfeiture rate	0%

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2014	128,438	$5.76
Granted	100,000	10.00
Exercised	—	—
Vested Balance, March 31, 2014	228,438	$7.62

The total intrinsic value of all outstanding warrants aggregated $166,607 as of March 31, 2014 and the weighted average remaining term is 42 months.

NOTE 12. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013

Numerator for basic and diluted income per share – Net income (loss)	$(871,499)	$113,695
Denominator for basic income (loss) per share – weighted average shares outstanding	2,252,571	2,064,328
Dilutive effect of shares issuable under stock options and warrants outstanding	—	9,380
Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	2,252,571	2,073,708
Net income (loss) per share:
Basic	$(.39)	$.06
Diluted	$(.39)	$.05

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. All outstanding stock options to purchase common stock were considered antidilutive, as a result of their exercise price being out of the money and the net loss incurred for the three months ended March 31, 2014 and, therefore, not included in the computation of diluted loss per share. The dilutive effect of the Company’s stock options outstanding during the three months ended March 31, 2013 was determined based on the treasury stock method.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2013, that in turn could cause us to be unable to pay the Secured Convertible Note and our subordinated debt as required; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products will translate into sales during 2014; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car video products, including lower priced in-car video mirrors (the DVM-100, DVM-400 and DVM-800), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. Finally, we launched the new FirstVU HD in June 2013 and the DVM-800 in December 2013. We have additional research and development projects that we anticipate will result in several new product launches in 2014. We believe that the launch of these new products will help to diversify and increase our product offerings.

We experienced operating losses for all but one of the quarters during 2014 and 2013. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$3,908,341	$3,505,358	$4,488,527	$5,051,895	$4,780,549
Gross profit	2,320,939	1,749,422	2,425,326	3,037,815	2,895,927
Gross profit margin percentage	59.4%	49.9%	54.0%	60.1%	60.6%
Total selling, general and administrative expenses	2,867,091	3,323,380	3,261,988	3,059,054	2,714,510
Operating income (loss)	(546,152)	(1,573,958)	(836,662)	(21,239)	181,417
Operating margin percentage	(14.0%)	(44.9%)	(18.6)%	(0.4)%	3.8%
Net income (loss)	$(871,499)	$(1,638,649)	$(905,836)	$(67,151)	$113,695

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and our new products, such as the FirstVU HD and DVM-800. We reported an operating loss of $546,152 on revenues of $3,908,341 for first quarter 2014 compared to an operating loss of $1,573,958 on revenues of $3,505,358 for fourth quarter 2013. For the first quarter 2013, we reported operating income of $181,417 on revenues of $4,780,549. Our revenues improved in first quarter 2014 from fourth quarter 2013, but were less than the prior five quarters, contributing to our operating loss of $546,152 for the first quarter 2014. Our gross margin percentage increased to 59.4% in the first quarter 2014, which was a significant improvement from the fourth quarter 2013 where the gross margin percentage had decreased to 49.9%. The gross margin percentage was 54.0% in third quarter 2013, 60.1% in second quarter 2013 and 60.6% for first quarter 2013. Our selling, general and administrative (“SG&A”) expenses were lower in first quarter 2014 compared to fourth quarter 2013, third quarter 2013, and second quarter 2013. The decreased SG&A expenses also contributed to the improved operating results in first quarter 2014 compared to fourth quarter 2013 and third quarter 2013. Our international revenues during the three months ended March 31, 2014 decreased over the same period in 2013 as we shipped international orders totaling $20,509 in 2014, compared to $80,814 during 2013.

We expect to continue to experience significant fluctuations in revenues in 2014 and beyond due to the timing of orders from international, as well as domestic customers. For 2014, we are focusing on increasing revenues and improving gross margins in addition to reducing our general and administrative costs. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during the three months ended March 31, 2014 compared to December 31, 2013 primarily due to increases in finished goods inventory in our body worn camera products in anticipation of increased orders in the first quarter of 2014 that did not materialize.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues increased in first quarter 2014 to $3,908,341 from $3,505,358 in fourth quarter 2013, but were not as high as those in the prior five quarters, which were all in excess of $4,448,000. We attribute the increase in revenues for first quarter 2014 from fourth quarter 2013 to a number of factors, including our law enforcement customer purchasing patterns returning to more normal levels after the government sequester in the fall of 2013, the new DVM-800 in car video system, which was introduced in late December 2013, being available for purchase the entire first quarter 2014 and developments in our patent litigation. We also believe our first quarter 2014 revenues would have been higher had a large state contract customer not encountered funding delays that pushed its purchases to second quarter 2014.

●	We have recently launched additional products to complement our DVM-500 Plus and DVM-750 in-car video products in an effort to diversify our sources of revenue. In 2013, we launched the FirstVU HD body worn camera and in late December we launched our new DVM-800 in car video system. We are hopeful that our expanded product lines will help generate incremental revenues to supplement our traditional DVM-500 Plus and DVM-750 revenues. In addition, the DVM-250 event recorders introduced in 2011 are designed for commercial fleet operators, which allows us to seek new customers outside of law enforcement. Our recently released products, including the DVM-800 and FirstVU HD, contributed 31% of the total sales for the three months ended March 31, 2014 compared to 0% for the three months ended March 31, 2013.

●	Our gross profit on sales increased to 59.4% during first quarter 2014 from 49.9% in fourth quarter 2013, and 54.0% in third quarter 2013, 60.1% in second quarter 2013 and 60.6% in first quarter 2013. We attribute the improvement in gross margins during first quarter 2014 to the increase in sales volume of our recently added products, which have greater margins than our DVM-500 and DVM-750 in-car video products. We will continue to focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities. We expect that this pricing pressure will continue as our competitors attempt to regain market share and revive sales and that it will have some negative impact on our efforts to improve gross margins during 2014.

●	Our international revenues decreased to $20,509 (1% of total revenues) during first quarter 2014, compared to $80,814 (2% of total revenues) during first quarter 2013. Our first quarter 2014 revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. We are hopeful the decline in first quarter 2014 international revenues is temporary and the result of timing issues that will reverse during the remainder of 2014, although we can offer no assurances in this regard. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

●	Our recent operating losses caused deterioration in our cash flow and liquidity in fiscal 2014 and 2013. We borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2015 and may be prepaid without penalty at any time. On March 24, 2014, we borrowed $2,000,000 under a secured convertible note payable (the “Secured Convertible Note”). The Secured Convertible Note bears interest at 6% payable quarterly and is secured by all of our assets. Principal payments are not required until the sixth month and continue ratably for the remaining 18 month term of the Secured Convertible Note. The principal and interest payments can be made with through the payment of cash or in-kind by transferring unrestricted and fully registered shares of our common stock (described in Note 5 to our condensed consolidated financial statements). At March 31, 2014, we had available cash balances of $1,374,935 and approximately $8.3 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

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

The agreement required minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,463,000 of such products in finished goods inventory as of March 31, 2014 and had sold approximately 810 units since the beginning of the agreement through March 31, 2014.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

For the Three Months Ended March 31, 2014 and 2013

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2014 and 2013, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	41%	39%

Gross profit	59%	61%
Selling, general and administrative expenses:
Research and development expense	22%	17%
Selling, advertising and promotional expense	15%	12%
Stock-based compensation expense	3%	2%
General and administrative expense	33%	26%

Total selling, general and administrative expenses	73%	57%

Operating income (loss)	(14%)	4%
Other income and interest expense, net	(8%)	2%

Income (loss) before income tax benefit	(22%)	2%
Income tax (provision)	—%	—%

Net income (loss)	(22%)	2%

Net income (loss) per share information:
Basic	$(.39)	$.06
Diluted	$(.39)	$.05

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,295
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$995

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for first quarter 2014 and first quarter 2013 were derived from the following sources:

	Three months ended March 31,
	2014	2013
DVM-500 Plus	28%	44%
DVM-800	27%	—%
DVM-100 & DVM-400	10%	10%
DVM-750	6%	17%
DVM-250 & DVM- 250 Plus	6%	9%
FirstVu HD and FirstVu	4%	—%
Laser Ally	2%	3%
Repair and service	2%	3%
Accessories and other revenues	15%	14%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended March 31, 2014 compared to the three-months ended March 31, 2013. Our newer products, including the DVM-800 and the First VU HD, contributed 31% of total sales for the three months ended March 31, 2014, compared to 0% for the comparable period ending March 31, 2013. We expect the sales mix will continue to transition from the DVM 500 Plus and DVM 750 to the newer products during 2014.

Revenues for the three months ended March 31, 2014 and 2013 were $3,908,341 and $4,780,549, respectively, a decrease of $872,208 (18%), due to the following factors:

●	Our revenues decreased significantly for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (18%). We attribute the decreased revenues primarily to a slower recovery from the negative trends experienced in late 2013 due to the challenging economy that continued to affect state, county and municipal budgets that fund our law enforcement customers. The federal government budget sequester and subsequent shutdown negatively impacted many of our law enforcement and government customers directly, including the Department of Defense. The sequester and shutdown also negatively impacted many state, county and local police agencies who rely on Federal grants to provide funding for our equipment. Our first quarter 2014 revenues would have been higher had a large state contract customer not encountered funding delays that pushed its purchases to second quarter 2014.

●	Our average order size decreased to approximately $2,370 in first quarter 2014 from $2,600 during first quarter 2013. We shipped two individual orders in excess of $100,000, for a total of $499,000 in revenue for the three months ended March 31, 2014, compared to two individual orders in excess of $100,000, for a total of $912,000 in revenue for the three months ended March 31, 2013. We maintained consistent retail pricing on our law enforcement mirror models during 2014 and do not plan any material changes in pricing during 2014, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which will be sold at lower retail pricing levels compared to our legacy products. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our newer products, including the DVM-800 and the First VU HD, contributed 31% of total sales for the three months ended March 31, 2014, compared to 0% for the comparable period ending March 31, 2013. We expect the sales mix will continue to transition from the DVM 500 Plus and DVM 750 to the newer products during 2014.

●	Our international revenues decreased to $20,509 (1% of total revenues) during first quarter 2014, compared to $80,814 (2% of total revenues) during first quarter 2013. Our first quarter 2014 revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. We are hopeful the decline in first quarter 2014 international revenues is temporary and the result of timing issues that will reverse during the remainder of 2014, although we can offer no assurances in this regard. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2014 and 2013 was $1,587,402 and $1,884,622, respectively, a decrease of $297,220 (16%). The decrease in cost of goods sold is primarily due to the 18% decrease in revenues. Cost of sales as a percentage of revenues increased to 41% during the three months ended March 31, 2014 compared to 39% for the three months ended March 31, 2013. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2014 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $292,330 and $260,713 in reserves for obsolete and excess inventories at March 31, 2014 and December 31, 2013, respectively. Total raw materials and component parts were $2,105,210 and $2,204,216 at March 31, 2014 and December 31, 2013, respectively, a decrease of $99,006 (4%). Finished goods balances were $6,351,211 and $6,097,254 at March 31, 2014 and December 31, 2013, respectively, an increase of $253,957 (4%). Finished goods at March 31, 2014 consist primarily of the Laser Ally products, the new FirstVU HD, the new DVM-800 and normal levels of our DVM 500 Plus and DVM 750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 3.4% as of March 31, 2014 compared to 3.1% at December 31, 2013. We believe the reserves are appropriate given our inventory levels at March 31, 2014.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was $2,320,939 and $2,895,927, respectively, a decrease of $574,988 (20%). The decrease is commensurate with the 18% decrease in sales for first quarter 2014 and cost of sales as a percentage of revenues increasing to 41% during the three months ended March 31, 2014 from 39% for the three months ended March 31, 2013. Our goal is to continue to improve our margins based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they gain traction in the marketplace and we increase commercial production in 2014. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,867,091 and $2,714,510 for the three months ended March 31, 2014 and 2013, respectively, an increase of $152,581 (6%). Overall selling, general and administrative expenses as a percentage of sales increased to 73% in first quarter 2014 compared to 57% in the same period in 2013. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2014	2013
Research and development expense	$855,249	$794,162
Selling, advertising and promotional expense	607,144	574,439
Stock-based compensation expense	130,847	103,492
Professional fees and expense	168,191	154,196
Executive, sales and administrative staff payroll	537,757	483,662
Other	567,903	604,559
Total	$2,867,091	$2,714,510

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $855,249 and $794,162 for the three months ended March 31, 2014 and 2013, respectively, an increase of $61,087 (8%). We have several development projects nearing completion, which are the primary reasons for the increased research and development expenses for the three months ended March 31, 2014 compared to March 31, 2013. While our internal engineers are managing these projects, we have increased our utilization of external resources to complete certain projects. This strategy has allowed us to avoid hiring excess engineers, who would not be required after completion of the projects. We employed a total of 25 engineers at March 31, 2014, and 2013, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 22% for the three months ended March 31, 2014 compared to 17% for the three months ended March 31, 2013, illustrating our continuing commitment to bring new products to market and expanding our current product line. We launched the DVM-800 in December 2013 and anticipate launching other new products during 2014, including the VuLink product and ancillary products for the FirstVU HD, all of which are the results of our research and development efforts. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $607,144 and $574,439 for the three months ended March 31, 2014 and 2013, respectively, an increase of $32,705 (6%). Salesmen salaries and commissions represent the primary components of these costs and were $504,038 and $514,071 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $10,033 (2%). The overall effective commission rate was 12.9% and 10.8% for the three months ended March 31, 2014 and 2013, respectively, an increase of 2.1%. We hired additional territory salesmen during the last half of 2013 to provide better coverage of the domestic market, which contributed to the increased effective commission rate for the three months ended March 31, 2014.

Promotional and advertising expenses totaled $103,106 during the three months ended March 31, 2014 compared to $60,368 during the three months ended March 31, 2013, an increase of $42,738 (71%). The increase is primarily attributable to increased media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, introduce our FirstVU HD and UltraVu, and develop awareness of the DVM-800 in the law enforcement channel during 2014.

Stock-based compensation expense. Stock based compensation expense totaled $130,847 and $103,492 for the three months ended March 31, 2014 and 2013, respectively, an increase of $27,355 (26%). The increase is primarily due to the amortization of the restricted stock granted during 2014 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended March 31, 2014 compared to 2013.

Professional fees and expense. Professional fees and expenses totaled $168,191 and $154,196 for the three months ended March 31, 2014 and 2013, respectively, an increase of $13,995 (9%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in the first quarter 2014 compared to 2013 is primarily attributable to higher litigation expenses.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $537,757 and $483,662 for the three months ended March 31, 2014 and 2013, respectively, an increase of $54,095 (11%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support was required for our new products, such as the DVM-800 and FirstVU HD.

Other. Other selling, general and administrative expenses totaled $567,903 and $604,559 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $36,656 (6%). We plan to continue our cost containment initiatives in 2014 and expect that other selling, general and administrative costs will continue to decline in 2014.

Operating Income (Loss)

For the reasons previously stated, our operating loss was $(546,152) for the three months ended March 31, 2013 compared to an operating income was $181,417 for the three months ended March 31, 2013, a deterioration of $727,569 (401%). Operating loss as a percentage of revenues deteriorated to (14%) in 2014 compared to operating income as a percentage of revenues of 4% in 2013.

Interest Income

Interest income decreased to $2,514 for the three months ended March 31, 2014 from $3,183 in 2013.

Interest Expense

We incurred interest expense of $99,812 and $70,905 during the three months ended March 31, 2014 and 2013, respectively. The increase in interest expense reflects the additional indebtedness incurred during March 2014. We issued an aggregate of $2.5 million of subordinated notes during 2011 which remain outstanding and bear 8% interest. The maturity date of the subordinated notes are due and payable in full on May 30, 2015. On March 24, 2014, we issued a Secured Convertible Note in the amount of $2.0 million and principal payments are not due for the first six months, then ratably for the remaining 24 month term of the Secured Convertible Note. The Secured Convertible Note bears interest at 6%. The outstanding principal balance on our subordinated notes was $2.5 million as of March 31, 2014, less the unamortized discount of $154,523. The outstanding principal balance on our Secured Convertible Note was $2.0 million as of March 31, 2014, less the unamortized discount of $500,664.

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense off the related issuance costs to other expense during the three months ended March 31, 2014. Such costs totaled $224,438 and included a $120,000 placement agent fee and the remainder was primarily legal fees.

Other Expense

Other expense increased to $3,611 for the three months ended March 31, 2014 from $-0- in 2013.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $(871,499) for the three months ended March 31, 2014 compared to income before income tax expense of $113,695 for the three months ended March 31, 2013, a deterioration of $985,194 (867%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the three months ended March 31, 2014 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2014. During 2014, we increased our valuation reserve on deferred tax assets by $290,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $10,628,000 of net operating loss carryforwards and $1,354,000 of research and development tax credit carryforwards as of March 31, 2014 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2014, we reported a net loss of $(871,499) for the three months ended March 31, 2014 compared to net income $113,695 for the three months ended March 31, 2013, a deterioration of $985,194 (867%).

Basic and Diluted Income (Loss) per Share

The basic and diluted loss per share was $.39 for the three months ended March 31, 2014, for the reasons previously noted. The basic income per share was $0.06 and the diluted income per share was $0.05 and for the three months ended March 31, 2013. Diluted income per share is calculated by giving effect to the dilutive potential common shares outstanding during the period. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2014. The dilutive effect of the Company’s stock options outstanding during the three months ended March 31, 2013 was determined based on the treasury stock method.

Liquidity and Capital Resources

Overall: During 2011, we borrowed a total of $2.5 million under an unsecured credit facility (the “Notes”) with a private, third-party lender. The Notes bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The Notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the Notes from May 30, 2014 to May 30, 2015.

The Notes are unsecured and do not prevent us from obtaining new senior secured financings. We may seek additional credit facilities to complement the Notes and provide us with funding should the need arise to finance growth or other expenditures.

On March 24, 2014, the Company completed a private placement of $2.0 aggregate principal amount of a Senior Secured Convertible Note (the “Secured Convertible Note”). The Secured Convertible Note bears interest at 6% payable quarterly and is secured by all assets of the Company. Principal payments are not required until the sixth month after issuance and continue ratably for the remaining 18-month term of the Secured Convertible Note. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Secured Convertible Note is outstanding. In addition, the Company may force conversion if the market price exceeds $17.10 per share for 20 consecutive trading days. In connection with the private placement the Company issued a warrant to purchase 100,000 shares of common stock at $10.00 per share, which warrant is exercisable immediately and expires March 24, 2019. The Secured Convertible Note and warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $120,000 and approximately $104,500 of other third party costs for the transaction, which included legal fees. The Company intends to use the net proceeds of this facility for general working capital purposes. The Company believes the funds generated by this credit facility will provide the working capital necessary to support its operations in 2014.

We had over $1,374,000 of available cash and equivalents and net working capital of approximately $8.3 million as of March 31, 2014. Net working capital as of March 31, 2014 includes approximately $2.2 million of accounts receivable and $8.2 million of inventory. Management believes that it can reduce inventory levels in 2014 to provide funding for operations; however, no assurances can be given in that regard.

Cash and cash equivalents balances: As of March 31, 2014, we had cash and cash equivalents with an aggregate balance of $1,374,935, an increase from a balance of $454,978 at December 31, 2013. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $919,957 net increase in cash during the three months ended March 31, 2014:

●	Operating activities:	$753,734 of net cash used in operating activities. Net cash used in operating activities was $753,734 for the three months ended March 31, 2014 compared to net cash used in activities of $127,406 for the three months ended March 31, 2013, a deterioration of $638,828. The deterioration in cash flow from operations was primarily the result of our net loss and increases in accounts receivable and inventory offset by increases in unearned income and accounts payable.

●	Investing activities:	$79,782 of net cash used in investing activities. Cash used in investing activities was $79,782 and $164,785 for the three months ended March 31, 2014 and 2013, respectively. In 2014, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets. During 2013, we acquired tooling for our new FirstVU product line.

●	Financing activities:	$1,753,473 of net cash provided by financing activities. Cash provided by financing activities was $1,753,473 for the three months ended March 31, 2014 compared to cash used in financing activities of $16,236 for the three months ended March 31, 2013. On March 24, 2014, we issued a Secured Convertible Note in the aggregate principal amount of $2,000,000, the proceeds of which will be used for general working capital purposes. We paid $224,438 of debt issuance costs related to the Secured Convertible Note in the three months ended March 31, 2014. During 2013 and 2014, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $919,957 to $1,374,935 for the three months ended March 31, 2014.

Commitments:

We had $1,374,935 of cash and cash equivalent balances and net positive working capital approximating $8.3 million as of March 31, 2014. Accounts receivable balances represented $2,193,433 of our net working capital at March 31, 2014. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2014, which would help to provide positive cash flow to support our operations during the balance of 2014. Inventory represented $8,183,706 of our net working capital at March 31, 2014 and finished goods represented $6,351,211 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2014 by our sales activities, which should provide additional cash flow to help support our operations during 2014.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2014.

Lease commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $99,431 for the three months ended March 31, 2014 and 2013. Following are our minimum lease payments for each year and in total.

Year ending December 31:

2014 (period from April 1, 2014 to December 31, 2014)	$321,604
2015	433,965
2016	439,707
2017	445,449
2018	451,248
Thereafter	611,458
$2,703,431

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $7,427 and $12,520 for the three months ended March 31, 2014 and 2013, respectively.

Following is a summary of our licenses as of March 31, 2014:

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

The agreement requires minimum order quantities that represent a remaining commitment to acquire $634,680 of product through February 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,463,000 of such products in finished goods inventory as of March 31, 2014 and had sold approximately 810 units since the beginning of the agreement through March 31, 2014.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the 556 patent. In addition, we will be take steps to invalidate the 556 patent through appropriate procedures at the United States Patent and Trademark Office. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the 556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We have appealed the decision.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $40,957 and $27,309 for the three months ended March 31, 2014 and 2013, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

We review all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty.

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible with less than $137,000 charged off as uncollectible on cumulative revenues of $152.3 million since we commenced deliveries during 2006. As of March 31, 2014 and December 31, 2013, we had provided a reserve for doubtful accounts of $55,033.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2014. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw material and component parts	$2,105,210	$2,204,216
Work-in-process	19,615	5,714
Finished goods	6,351,211	6,097,254
Subtotal	8,476,036	8,307,184
Reserve for excess and obsolete inventory	(292,330)	(260,713)

Total	$8,183,706	$8,046,471

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 3.4% of the gross inventory balance at March 31, 2014, compared to 3.1% of the gross inventory balance at December 31, 2013. Total raw materials and component parts were $2,105,210 and $2,204,216 at March 31, 2014 and December 31, 2013, respectively, a decrease of $99,006 (4%). Finished goods balances were $6,351,211 and $6,097,254 at March 31, 2014 and December 31, 2013, respectively, an increase of $253,957 (4%). Finished goods at March 31, 2014 consist primarily of the Laser Ally products, the new FirstVU HD, and normal levels of our DVM 500 Plus and DVM 750 products for expected orders. We believe the reserves are appropriate given our inventory levels at March 31, 2014.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $165,175 as of March 31, 2014 compared to $167,970 as of December 31, 2013, which reflects the decreased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We recently introduced the FirstVU HD and DVM-800, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2014

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 31, 2014 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2013, cumulative valuation allowances in the amount of $7,970,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $8,260,000 to fully reserve our deferred tax assets at March 31, 2014. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2014 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2014 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Dragoneye was granted a request to remove the lawsuit from the District Court of Johnson County, Kansas State court and it is now in United States District Court for the District of Kansas. Dragoneye filed its answer to the complaint which denies the allegations and has asserted counter claims against us for alleged breach of the contract. The lawsuit is in the discovery phase and the parties have entered into nonbinding mediation. Management has reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the”556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the556 patent. In addition, we will be take steps to invalidate the 556 patent through appropriate procedures at the United States Patent and Trademark Office. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the 556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We have appealed the decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2014, the Company completed a private placement of $2.0 million aggregate principal amount of a Senior Secured Convertible Note (the “Secured Convertible Note”). The Secured Convertible Note bears interest at 6% payable quarterly and is secured by all assets of the Company. Principal payments are not required until the sixth month after issuance and continue ratably for the remaining 18-month term of the Secured Convertible Note. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Secured Convertible Note is outstanding. In addition, the Company may force conversion if the market price exceeds $17.10 per share for 20 consecutive trading days.

In connection with the private placement the Company issued a warrant to purchase 100,000 shares of common stock (the “Warrant”) at $10.00 per share. The Warrant is exercisable immediately and expires March 24, 2019. The Secured Convertible Note and Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. WestPark Capital, a broker-dealer registered with Finra, acted as Placement Agent for the Company in the transaction and received a fee of $120,000 for its services and the Company reimbursed all other third party costs of the transaction, including legal fees which was approximately $104,500. The Company intends to use the net proceeds of this facility for general working capital purposes.

The offer and sale of the securities in the private placement were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such offer and sale was made solely to an “accredited investor” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placement.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014

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

