Form 10-Q
period 2014-09-30
DIGITAL ALLY INC
filed 2014-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 03, 2014
Common Stock, $0.001 par value	3,010,507

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2014

(Unaudited)

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,882,248	$454,978
Restricted cash	1,500,000	—
Accounts receivable-trade, less allowance for doubtful accounts of $65,977 – 2014 and $55,033 – 2013	3,202,395	1,835,780
Accounts receivable-other	139,911	153,563
Inventories, net	8,181,905	8,046,471
Prepaid expenses	500,136	402,823

Total current assets	16,406,595	10,893,615

Furniture, fixtures and equipment	4,269,819	4,559,504
Less accumulated depreciation and amortization	3,400,963	3,621,432

	868,856	938,072

Restricted cash	—	662,500
Intangible assets, net	275,612	267,281
Other assets	243,538	245,045

Total assets	$17,794,601	$13,006,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,327,759	$1,441,151
Accrued expenses	1,229,946	1,471,458
Secured convertible note payable-current	1,000,000	—
Subordinated note payable-short-term, net of discount of $88,299 – 2014 and $0 – 2013	2,411,701	—
Derivative liabilities	2,102,687	—
Capital lease obligation-current	82,485	91,279
Deferred revenue-current	81,805	6,000
Income taxes payable	8,269	8,615
Customer deposits	1,878	1,878

Total current liabilities	8,246,530	3,020,381

Long-term liabilities:
Subordinated note payable-long-term, net of discount of $0 – 2014 and $187,634 – 2013	—	2,312,366
Secured convertible note payable-long-term, at fair value	2,086,895	—
Litigation accrual-long term	—	530,000
Deferred revenue-long term	679,600	24,000
Capital lease obligation-long term	6,066	64,989

Total long term liabilities	2,772,561	2,931,355

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 3,073,649 – 2014 and 2,284,048 – 2013	3,074	2,284
Additional paid in capital	32,937,309	24,955,220
Treasury stock, at cost (shares: 63,518 – 2014 and 63,518 - 2013)	(2,157,226)	(2,157,226)
Accumulated deficit	(24,007,647)	(15,745,501)

Total stockholders’ equity	6,775,510	7,054,777

Total liabilities and stockholders’ equity	$17,794,601	$13,006,513

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Product revenue	$4,563,084	$4,306,654	$11,682,138	$13,621,945
Other revenue	103,629	181,873	342,670	699,026
Total revenue	4,666,713	4,488,527	12,024,808	14,320,971
Cost of revenue	2,204,780	2,063,201	5,313,547	5,961,903
Gross profit	2,461,933	2,425,326	6,711,261	8,359,068
Selling, general and administrative expenses:
Research and development expense	654,142	975,384	2,204,492	2,691,484
Selling, advertising and promotional expense	836,471	713,289	2,107,692	2,002,777
Stock-based compensation expense	262,598	268,476	576,864	563,489
General and administrative expense	1,749,281	1,304,839	4,374,574	3,777,802
Total selling, general and administrative expenses	3,502,492	3,261,988	9,263,622	9,035,552
Operating loss	(1,040,559)	(836,662)	(2,552,361)	(676,484)

Interest income	2,388	2,554	12,412	9,374
Change in warrant derivative liabilities	(4,440,376)	—	(4,343,234)	—
Change in fair value of secured convertible notes payable	(464,030)	—	(466,838)	—
Secured convertible note payable issuance expenses	(341,513)	—	(565,951)	—
Other income (expense)	—	(519)	(3,453)	20,700
Interest expense	(118,468)	(71,209)	(342,721)	(212,882)
Loss before income tax benefit	(6,402,558)	(905,836)	(8,262,146)	(859,292)
Income tax expense (benefit)	—	—	—	—
Net loss	$(6,402,558)	$(905,836)	$(8,262,146)	$(859,292)

Net loss per share information:
Basic	$(2.32)	$(0.42)	$(3.38)	$(0.41)
Diluted	$(2.32)	$(0.42)	$(3.38)	$(0.41)

Weighted average shares outstanding:
Basic	2,763,726	2,162,430	2,445,922	2,107,708
Diluted	2,763,726	2,162,430	2,445,922	2,107,708

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2014	2,284,048	$2,284	$24,955,220	$(2,157,226)	$(15,745,501)	$7,054,777

Stock-based compensation	—	—	576,864	—	—	576,864

Restricted common stock grant	192,500	192	(192)	—	—	—

Restricted common stock forfeitures	(6,190)	(6)	6	—	—	—
Issuance of common stock upon exercise of stock options	88,550	89	829,291	—	—	829,380

Issuance of common stock upon exercise of common stock purchase warrants	221,059	221	4,405,456	—	—	4,405,677
Issuance of common stock upon conversion of secured convertible note payable to equity	310,716	311	2,168,345	—	—	2,168,656
Issuance of common stock for accrued interest on secured convertible note payable that was converted to equity	484	1	2,963	—	—	2,964

Common shares surrendered in connection with cashless exercise of common stock purchase warrants	(17,447)	(17)	17	—	—	—

Common shares surrendered in connection with cashless exercise of stock options	(71)	(1)	(661)	—	—	(662)

Net loss	—	—	—	—	(8,262,146)	(8,262,146)

Balance, September 30, 2014	3,073,649	$3,074	$32,937,309	$(2,157,226)	$(24,007,647)	$6,775,510

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(8,262,146)	$(859,292)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	378,954	322,073
Secured convertible note payable expenses	565,952	—
Stock based compensation	576,864	563,489
Change in derivative liabilities	4,343,234	—
Change in fair value of secured convertible note payable	466,838	—
Provision for inventory obsolescence	351,460	(75,962)
Provision for doubtful accounts receivable	4,341	(15,160)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(1,377,559)	202,393
Accounts receivable - other	20,255	(103,688)
Inventories	(486,894)	(727,363)
Prepaid expenses	(132,734)	(127,012)
Other assets	1,507	(7,400)
Increase(decrease) in:
Accounts payable	(113,392)	(223,868)
Accrued expenses	(238,549)	308,333
Litigation accrual	(530,000)	—
Income taxes payable	(346)	2,195
Deferred revenue	731,405	—
Net cash used in operating activities	(3,700,810)	(741,262)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(160,586)	(250,906)
Additions to intangible assets	(20,490)	(32,624)
Restricted cash related to secured convertible note	(1,500,000)	—
Restricted cash for appealed litigation	662,500	—
Net cash used in investing activities	(1,018,576)	(283,530)

Cash Flows from Financing Activities:
Proceeds from secured convertible notes payable	6,000,000	—
Debt issuance expense for secured convertible notes payable	(565,952)	—
Proceeds from exercise of stock options and warrants	1,780,327	739,572
Payments on capital lease obligation	(67,719)	(54,494)
Net cash provided by financing activities	7,146,656	685,078
Net increase (decrease) in cash and cash equivalents	2,427,270	(339,714)
Cash and cash equivalents, beginning of period	454,978	703,172
Cash and cash equivalents, end of period	$2,882,248	$363,458
Supplemental disclosures of cash flow information:
Cash payments for interest	$190,898	$161,923
Cash payments for income taxes	$10,346	$3,685
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$192	$100
Restricted common stock forfeitures	$(6)	$—
Capital expenditures financed by capital lease obligations	$—	$45,371
Issuance of common stock upon exercise of stock options and warrants	$622	$87
Common stock surrendered in cashless exercise of stock options and warrants	$18	$2
Conversion of secured convertible note into common stock	$2,168,656	$—
Issuance of stock purchase warrants with convertible note payable	$2,393,905	$—
Issuance of common stock for accrued interest	$2,963	$—

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

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc, and Medical Devices Ally, Inc. All intercompany balances and transactions have been eliminated during consolidation.

Digital Ally formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, Medical Devices Ally, LLC was formed in July 2014 and has been inactive since formation.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items. The Company has accounts for its warrant derivative liabilities and has also elected to account for its secured convertible notes payable on their fair value basis.

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

Sales returns and allowances aggregated $107,658 and $119,142 for the three months ended September 30, 2014 and 2013, respectively, and $422,969 and $469,921 for the nine months ended September 30, 2014 and 2013, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of the secured note payable are presented as restricted cash separate from cash and cash equivalents on our balance sheet.

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

Debt:

The Company’s debt securities are accounted for at amortized cost, except where the Company has elected to account for its secured convertible notes payable on their fair value basis. The $2.0 million secured convertible note payable was fully converted to common stock during the nine months ended September 30, 2014. The Company’s $4.0 million secured convertible note payable remains outstanding at September 30, 2014.

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of September 30, 2014 and December 31, 2013, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $18,625 and $22,800 for the three months ended September 30, 2014 and 2013, respectively, and $48,027 and $65,470 for the nine months ended September 30, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses in the statements of operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $158,467 and $126,521 for the three months ended September 30, 2014 and 2013, respectively, and $390,461 and $316,805 for the nine months ended September 30, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2014 and 2013. There have been no penalties in 2014 and 2013.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2014 and 2013, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales by geographic area:
United States of America	$4,598,123	$3,596,805	$11,787,327	$13,256,650
Foreign	68,590	891,722	237,481	1,064,321
	$4,666,713	$4,488,527	$12,024,808	$14,320,971

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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $65,977 and $55,033 as of September 30, 2014, and December 31, 2013, respectively.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No distributor/agent individually exceeded 10% of total revenues, for the nine months ended September 30, 2014 or September 30, 2013. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2014, which totaled $1,047,937, or 33% of total accounts receivable. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2013, which totaled $811,493, or 29% of total accounts receivable.

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

The Company has entered into agreements with two unaffiliated companies (the “Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent approximately 56% of the Company’s total revenue; and are expected to increase in the future to the extent that they may represent an even more significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers, except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has discontinued purchases from one of the manufacturers of the LaserAlly product and is re-evaluating such product line.

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw material and component parts	$2,269,292	$2,204,216
Work-in-process	63,500	5,714
Finished goods	6,461,285	6,097,254
Subtotal	8,794,077	8,307,184
Reserve for excess and obsolete inventory	(612,172)	(260,713)
Total	$8,181,905	$8,046,471

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $682,663 and $340,093 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE, SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

	September 30, 2014	December 31, 2013
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(88,299)	(187,634)
Total notes payable	2,411,701	2,312,366
Less: Current maturities of long-term debt	2,411,701	—
Subordinated notes payable, long-term	$—	$2,312,366

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

On December 4, 2013, the Company entered into an agreement with the same third party lender to extend the maturity date of the Notes from May 30, 2014 to May 30, 2015. In connection with the extension, the Company granted the lender warrants exercisable to purchase 40,000 shares of its common stock at $8.50 per share through December 3, 2018. The Company also paid fees totaling $10,000 to an unaffiliated third party and issued a warrant exercisable to purchase 10,000 shares of Common Stock at a price of $8.50 per share through December 3, 2018 for its services in connection with the extension of the maturity dates of the Notes. The Company allocated $205,820 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the lender and the unaffiliated third party who arranged the transaction. In addition, the cash fees paid to the unaffiliated third party totaling $10,000 were included in the discount on the Notes. The restructuring of the Notes that occurred in December 2013 was treated as a modification of the debt and the remaining unamortized discount of the Notes will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $101,571 and $51,024 for the nine months ended September 30, 2014, and 2013, respectively.

Secured Convertible Note Payable

	September 30, 2014	December 31, 2013
Secured convertible note payable, at fair value	$3,086,895	$—
Less: Current maturities	(1,000,000)	—
Secured convertible note payable, long-term	$2,086,895	$—

On March 24, 2014, the Company completed a private placement of $2.0 million aggregate principal amount of a Secured Convertible Note (the “Secured Convertible Note”). The Secured Convertible Note bore interest at 6% per annum payable quarterly and was secured by all assets of the Company. Principal payments were not required until the sixth month after issuance and continued ratably for the remaining 18-month term of the Secured Convertible Note. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Secured Convertible Note was convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Secured Convertible Note is outstanding. In addition, the Company had the right to force conversion if the market price exceeded $17.10 per share for 20 consecutive trading days.

In connection with the private placement the Company issued a warrant to purchase 100,000 shares of common stock (the “Warrant”) at $10.00 per share. The Warrant was exercisable immediately and expired March 24, 2019. The Secured Convertible Note and Warrant contained anti-dilution provisions and restricted the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $120,000 and approximately $104,500 of third party costs for the transaction, which included legal fees. The Company elected to account for the Secured Convertible Note on its fair value basis, therefore, all related debt issuance expenses which totaled $224,438 was charged to other expenses in March 2014.

On July 10, 2014 the Company and the holder of the Secured Convertible Note entered into a Voluntary Adjustment and Consent Agreement under which they agreed to reduce the conversion price of the Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,777.76 principal amount and $2,963.04 accrued interest on the Secured Convertible Note into 284,928 shares of common stock of the Company. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the Secured Convertible Note exercised its right to convert the remaining outstanding principal on the $2.0 million Secured Convertible Note into common stock of the Company in two separate tranche’s on August 28, 2014 and September 19, 2014.

The change in fair market value of the Secured Convertible Note associated with the conversion of debt to equity was $384,614 representing the increase in the Company’s stock price over the conversion rate as of the respective conversion dates. The holder also exercised its Warrant on August 30, 2014 and September 15, 2014 with the change in value of the warrant derivative totaling $3,330,210 being recognized as a loss in the statement of operations which represented the increase in the Company’s stock price over the exercise price at the respective exercise dates.

In connection with the anti-dilution provisions of the Warrant issued with the $2.0 million Secured Convertible Note private placement, the company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share.

On August 28, 2014, the Company completed a second private placement of $4.0 million aggregate principal amount of a Secured Convertible Note (the “$4.0 million Secured Convertible Note”). The $4.0 million Secured Convertible Note bears interest at 6% per annum, payable quarterly, and is secured by all assets of the Company. Principal payments are not required until the sixth month after origination and continue ratably for the remaining 18-month term of the $4.0 million Secured Convertible Note. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $6.10 per share at any time the $4.0 million Secured Convertible Note is outstanding. In addition, the Company may force conversion if the market price exceeds $12.20 per share for 20 consecutive trading days.

In connection with the second private placement the Company issued a warrant (the “August Warrant”) to purchase 262,295 shares of common stock at $7.32 per share. The August Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness.

The August Warrant was treated as a derivative liability for accounting purposes. Accordingly, the Company has estimated the fair value of the warrant derivative as of the date the $4.0 million Secured Convertible Note was issued at $992,521. Changes in the fair value of the warrant derivative liabilities totaled $1,110,166 through September 30, 2014 which is included in changes in warrant derivative liabilities in the accompanying Statement of Operations.

The Company paid a placement agent fee of $240,000 and approximately $101,500 of third party costs for the transaction, which included legal fees. The Company elected to account for the $4.0 million Secured Convertible Note on its fair value basis, therefore, all related debt issuance expenses which totaled $341,513 was charged to other expenses in the three months ended September 30, 2014. The fair market value of the $4.0 million Secured Note was $3,086,895 at September 30, 2014 and the $79,416 change in fair market value of the note was included in change in fair value of secured notes payable in the accompanying Statement of Operations. The Company intends to use the net proceeds of this facility for general working capital purposes.

The holder of the $4.0 million Secured Convertible Note has no right to convert the Secured Convertible Notes or exercise the Warrants to the extent that such conversions or exercises would result in the holder being the beneficial owner in excess of 4.99% of the Company’s stock. In addition, the holder has no right to convert the $4.0 million Secured Convertible Note or exercise the August Warrant if the issuance of shares of the common stock upon such conversion or exercise would breach the Company’s limitation under the applicable Nasdaq listing rules (the “Exchange Cap”). For these purposes the Exchange Cap limit applicable to such conversions or exercises of the Secured Convertible Note and the $4.0 million Secured Convertible Note and the Warrant and August Warrant will be based upon the aggregation of such instruments as one issuance and on the number of shares the Company had issued and outstanding when it issued the Secured Convertible Note and Warrant in March 2014. The Exchange Cap limitation does not apply if the Company’s shareholders approve issuances above the Exchange Cap.

The Company is required to maintain a minimum cash balance of not less than $1.5 million until such time as the Company satisfies all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions includes the Company’s shareholders approving the issuance of shares above the Exchange Cap. The $1.5 million minimum cash balance has been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of September 30, 2014.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2014 (period from October 1, 2014 to December 31, 2014)	$25,360
2015	63,728
2016	3,961
2017	—
2018 and thereafter	—
Total future minimum lease payments	93,049
Less amount representing interest	4,498
Present value of minimum lease payments	88,551
Less current portion	82,485
Capital lease obligations, less current portion	$6,066

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	September 30, 2014	December 31, 2013
Office furniture, fixtures and equipment	$280,304	$280,304
Less: accumulated amortization	(117,480)	(64,572)
Net furniture, fixtures and equipment	$162,824	$215,732

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible note	$-	$-	$3,086,895	$3,086,895
Warrant derivative liabilities	$-	$-	$2,102,687	$2,102,687
	$-	$-	$5,189,582	$5,189,582

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Accrued warranty expense	$195,532	$167,970
Accrued sales commissions	96,556	53,172
Accrued payroll and related fringes	236,933	389,807
Accrued insurance	135,749	67,387
Accrued rent	269,005	291,416
Accrued litigation charges	97,817	208,316
Other	198,354	293,390
	$1,229,946	$1,471,458

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2014:

Beginning balance	$167,970
Provision for warranty expense	91,422
Charges applied to warranty reserve	(63,860)
Ending balance	$195,532

NOTE 8. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2014 and 2013 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of September 30, 2014 because of our recent operating losses.

The valuation allowance on deferred tax assets totaled $12,075,000 and $7,970,000 as of September 30, 2014 and December 31, 2013, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The recovery from the economic recession, which adversely impacted state and local governmental budgets in particular, remained weak in 2013 and 2012, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax rolls. The economy showed improvement in 2013 and 2012, but the establishment of a long-term positive impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, our ongoing cost containment efforts, we incurred additional losses in 2013 and the nine months ended September 30, 2014 that placed us in a three-year cumulative loss position at September 30, 2014. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined to increase our valuation allowance by $4,105,000 to continue to fully reserve our deferred tax assets at September 30, 2014. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At September 30, 2014, the Company had available approximately $18,875,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2033. In addition, the Company had research and development tax credit carryforwards approximating $1,381,000 available as of September 30, 2014, which expire between 2023 and 2034.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the nine months ended September 30, 2014 and 2013 was $298,293 and $299,193, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2014 (period from October 1, 2014 to December 31, 2014)	107,802
2015	433,965
2016	439,707
2017	445,449
2018	451,248
Thereafter	611,458
$2,489,629

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $20,518 and 28,973 for the nine months ended September 30, 2014 and 2013, respectively.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of September 30 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,308,000 of such products in finished goods inventory as of September 30, 2014 and had sold approximately 940 units since the beginning of the agreement through September 30, 2014.

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

Both parties appealed to the United States Court of Appeals for the 10th Circuit, and on May 16 2014, the Court of Appeals affirmed that judgment in part and reversed it in part. As a result of the Court’s decision, the Company’s obligation to Z3 aggregated approximately $600,697, including pre-judgment and post-judgment interest. In July 2012 at the inception of the appeal, Digital deposited $662,500 for a bond as security for the obligation represented by the judgment.

In July 2014 the Company paid the final judgment regarding Z-3 litigation from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to the Company and the bond was extinguished at that time. The litigation is now completed and no obligations or liabilities remain between the parties.

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The parties had agreed in principle to resolve their claims; however, the parties have been unable to negotiate a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was executed. Such amount was approximately $210,000 and has been recorded in accounts payable and accrued liabilities at September 30, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAllys and to accept responsibility for and correct the defect in the products delivered at its cost. As a result of the parties’ failure to agree to a settlement, we are now seeking the court to require us to return all product currently in inventory (approximates $1,308,000) to Dragoneye for a full refund as a result of alleged material defects in the products.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ‘556 patent. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit has accepted our appeal and assigned December 3, 2014 as the tentative date for oral arguments.

In addition, we have begun proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). The Company received notice that the USPTO has granted the company’s request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent.” The suit was served on us on June 20, 2014. In light of the lawsuit we filed against Utility noted above, we believe this suit should be dismissed and transferred to Kansas. As alleged in our first filed lawsuit, we believe the ‘556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ‘556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors will vigorously defend the claims asserted against us and them. We and the Defendant Directors have filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us. Discovery has commenced for this matter.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $116,252 and $83,039 for the nine months ended September 30, 2014 and 2013, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $262,598 and $268,146 for the three months ended September 30, 2014 and 2013, respectively, and $576,864 and $563,489 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 the Company had adopted six separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”) and (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 1,075,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 3,026 options remain available for grant under the various Plans as of September 30, 2014.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of September 30, 2014.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 24,000 stock options granted during the three and nine months ended September 30, 2014. The assumptions used for determining the grant-date fair value of options granted during the nine months ended September 30, 2014 are reflected in the following table:

Expected term of the options in years	2-6.5 years
Expected volatility of Company stock	96%
Expected dividends	None
Forfeiture rate	10%
Risk free interest rate	1.93%

The following is a summary of stock options outstanding:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	506,107	$19.33
Granted	24,000	3.25
Exercised	(88,052)	(9.40)
Forfeited	(54,938)	(24.24)
Outstanding at September 30, 2014	387,117	$18.37
Exercisable at September 30, 2014	284,609	$22.87
Weighted-average fair value for options granted during the period at fair value	24,000	$2.32

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were a total of 71 shares with a value of $662 surrendered pursuant to cashless exercises during the nine months ended September 30, 2014.

At September 30, 2014, the aggregate intrinsic value of options outstanding was approximately $2,243,756, the aggregate intrinsic value of options exercisable was approximately $1,206,080. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 was $1,118,535.

As of September 30, 2014, the unamortized portion of stock compensation expense on all existing stock options was $127,365, which will be recognized over the next 35 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2014:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	65,248	8.5 years	20,437	7.9 years
$4.00 to $6.99	55,250	7.8 years	33,148	7.4 years
$7.00 to $9.99	57,622	3.3 years	40,727	1.8 years
$10.00 to $12.99	52,808	2.7 years	52,233	2.6 years
$13.00 to $15.99	51,439	6.0 years	33,314	5.7 years
$16.00 to $18.99	1,375	2.5 years	1,375	2.5 years
$19.00 to $29.99	6,500	4.9 years	6,500	4.9 years
$30.00 to $55.00	96,875	3.2 years	96,875	3.2 years
	387,117	5.1 years	284,609	4.1 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2014 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2014	72,813	$4.55
Granted	192,500	5.33
Vested	(70,623)	(4.58)
Forfeited	(6,190)	(5.05)
Nonvested balance, September 30, 2014	188,500	$3.97

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2014, there were $822,480 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 20 months in accordance with the vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2014 (October 1, 2014 to December 31, 2014)	-0-
2015	158,500
2016	30,000

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance and extension of the Notes and Secured Convertible Note and the $4.0 million Secured Convertible Note (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 228,438 shares of common stock at $4.00 to $10.00 per share after modification. The Warrants expire from November 30, 2015 through August 29, 2019 and allow for cashless exercise. The holder of the Secured Convertible Note and the $4.0 million Secured Convertible Note has registration rights, but the holder of the Notes does not have such rights.

The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants granted are reflected in the following table:

A summary of all Warrant activity for the nine months ended September 30, 2014 is as follows:

Expected term of the Warrants	60 months
Expected volatility of Company stock	113% - 254%
Expected dividends	None
Risk-free interest rate	1.67% - 1.78%
Forfeiture rate	0%

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2014	128,438	$5.76
Granted	398,916	7.99
Exercised	(219,372)	(7.42)
Vested Balance, September 30, 2014	307,982	$7.47

The total intrinsic value of all outstanding Warrants aggregated $2,633,120 as of September 30, 2014 and the weighted average remaining term is 57 months. The aggregate intrinsic value of Warrants exercised during the nine months ended September 30, 2014 was $5,018,599.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted income per share – Net loss	$(6,402,558)	$(905,836)	$(8,262,146)	$(859,292)
Denominator for basic loss per share – weighted average shares outstanding	2,763,726	2,162,430	2,445,922	2,107,708
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,763,726	2,162,430	2,445,922	2,107,708

Net loss per share:
Basic	$(2.32)	$(0.42)	$(3.38)	$(0.41)
Diluted	$(2.32)	$(0.42)	$(3.38)	$(0.41)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2013 and the first three quarters of 2014, that in turn could cause us to be unable to pay the $4.0 million Secured Convertible Note and our subordinated debt as required; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, will continue to translate into sales during the balance of 2014; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 Plus and DVM-750 in-car video products, including lower priced in-car video mirrors (the DVM-100, DVM-400 and DVM-800), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. Finally, we launched the new FirstVU HD in June 2013 and the DVM-800 in December 2013. We have additional research and development projects that we anticipate will result in several new product launches in 2014. We believe that the launch of these new products will help to diversify and increase our product offerings.

We experienced operating losses for all but one of the quarters during 2014 and 2013. The following is a summary of our recent operating results on a quarterly basis:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$4,666,713	$3,449,754	$3,908,341	$3,505,358	$4,488,527	$5,051,895	$4,780,549
Gross profit	2,461,933	1,928,389	2,320,939	1,749,422	2,425,326	3,037,815	2,895,927
Gross profit margin percentage	52.8%	55.9%	59.4%	49.9%	54.0%	60.1%	60.6%
Total selling, general and administrative expenses	3,502,492	2,894,039	2,867,091	3,323,380	3,261,988	3,059,054	2,714,510
Operating income (loss)	(1,040,559)	(965,650)	(546,152)	(1,573,958)	(836,662)	(21,239)	181,417
Operating margin percentage	(22.3)%	(28.0)%	(14.0%)	(44.9)%	(18.6)%	(0.4)%	3.8%
Net income (loss)	$(6,402,558)	$(988,089)	$(871,499)	$(1,638,649)	$(905,836)	$(67,151)	$113,695

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and our new products, such as the FirstVU HD and DVM-800. We reported an operating loss of $1,040,559 on revenues of $4,666,713 for third quarter 2014 compared to an operating loss of $965,650 on revenues of $3,449,754 for second quarter 2014, an operating loss of $546,152 on revenues of $3,908,341 for first quarter 2014 and an operating loss of $1,573,958 on revenues of $3,505,358 for fourth quarter 2013. For the first quarter 2013, we reported operating income of $181,417 on revenues of $4,780,549. Our revenues increased in third quarter 2014 and were more than the four prior quarters. Our gross margin percentage decreased to 52.8% in the third quarter 2014 from 55.9% in the second quarter 2014 and 59.4% in the first quarter 2014. The gross margin percentage in the first quarter of 2014 was a significant improvement from the fourth quarter 2013 where the gross margin percentage had decreased to 49.9%. The gross margin percentage was 54.0% in third quarter 2013, 60.1% in second quarter 2013 and 60.6% for first quarter 2013. Our selling, general and administrative (“SG&A”) expenses were higher in the third quarter 2014 compared to second quarter 2014, first quarter 2014, fourth quarter 2013, third quarter 2013, and second quarter 2013. The primary reason for the increased SG&A expenses in third quarter 2014 compared to prior quarters were legal fees associated with ongoing litigation. Our international revenues during the three months ended September 30, 2014 decreased over the same period in 2013 as we shipped international orders totaling $68,590 in 2014, compared to $891,722 during 2013.

We expect to continue to experience significant fluctuations in revenues in 2014 and beyond due to the timing of orders from international, as well as domestic customers. For the balance of 2014, we are focusing on increasing revenues and improving gross margins in addition to reducing our general and administrative costs. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during the nine months ended September 30, 2014 compared to December 31, 2013 primarily due to increases in finished goods inventory in our mirror products in anticipation of increased orders in the fourth quarter of 2014.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues increased in third quarter 2014 to $4,666,713 from $3,449,754 in second quarter 2014 and were higher than our revenues in the prior four quarters. We attribute the increased revenues to market acceptance of our new products which included an order in excess of $1,000,000 from a large state police contract customer for our new DVM-800 product. In addition, we are experiencing strong demand for our FirstVU HD body-worn camera which resulted from the civil unrest in Ferguson, Missouri that occurred in August and September 2014 as we have significantly increased the number of test and evaluation units issued to prospects. We anticipate that increased demand for the body-worn cameras will continue for the balance of 2014 and beyond.

●	We have recently launched additional products to complement our DVM-500 Plus and DVM-750 in-car video products in an effort to diversify our sources of revenue. In 2014 we launched our VuLink and MicroVU HD products. In 2013, we launched the FirstVU HD body worn camera and in late December we launched our new DVM-800 in car video system. In addition, the DVM-250 event recorders introduced in 2011 are designed for commercial fleet operators, which allows us to seek new customers outside of law enforcement. Our recently released products, which include the DVM-800 and FirstVU HD, contributed 65% of the total sales for the three months ended September 30, 2014, compared to 5% for the three months ended September 30, 2013.

●	Our gross profit on sales decreased to 52.8% during third quarter 2014 from 55.9% during second quarter 2014 and 59.4% during first quarter 2014, but was improved from 49.9% in fourth quarter 2013. We attribute the decline in gross margins during third quarter 2014 to scrapping obsolete and unusable parts from the older versions of our products and increases in inventory reserves during the third quarter 2014. Additionally, we experienced inefficiencies in the production department as our sales mix migrated to the DVM-800 and FirstVU HD from our legacy DVM-500 Plus and DVM-750 product lines. We will focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities and we reduced our retail pricing on our FirstVU HD product during the third quarter 2014. We expect that this pricing pressure will continue as our competitors attempt to regain market share and revive sales and that it will have some negative impact on our efforts to improve gross margins during 2014.

●	Our international revenues were less than expected for the nine months ended September 30, 2014 , with total international revenues of $237,481 (2% of total revenues) for the nine months ended September 30, 2014, compared to $1,064,321 (7% of total revenues) for the nine months ended September 30, 2013. We were disappointed in our international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. In that regard, we received substantial purchase orders from our Mexican distributor in October 2014 which will substantially improve our international revenues in the fourth quarter 2014. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

●	Our recent operating losses caused deterioration in our cash flow and liquidity in fiscal 2014 and 2013. We borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2015 and may be prepaid without penalty at any time. On March 24, 2014, we borrowed $2,000,000 under the Secured Convertible Note, which was converted into common stock of the Company during third quarter 2014. On August 25, 2014, we borrowed an additional $4,000,000 under the $4.0 million Secured Convertible Note, which bears interest at 6% per annum, payable quarterly, and is secured by all of our assets. Principal payments are not required until the sixth month and continue ratably for the remaining 18-month term of the $4.0 million Secured Convertible Note. The principal and interest payments can be made with the payment of cash or in-kind by transferring unrestricted and fully registered shares of our common stock (described in Note 5 to our condensed consolidated financial statements). At September 30, 2014, we had available cash balances of $4,382,248, including $1.5 million of restricted cash, and approximately $8.2 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of September 30 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,308,000 of such products in finished goods inventory as of September 30, 2014 and had sold approximately 940 units since the beginning of the agreement through September 30, 2014.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

For the Three Months Ended September 30, 2014 and 2013

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2014 and 2013, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	47%	46%

Gross profit	53%	54%
Selling, general and administrative expenses:
Research and development expense	14%	22%
Selling, advertising and promotional expense	18%	16%
Stock-based compensation expense	6%	6%
General and administrative expense	37%	29%

Total selling, general and administrative expenses	75%	73%

Operating loss	(22)%	(19)%
Change in warrant derivative liabilities	(95)%	—%
Change in fair value of secured convertible notes payable	(10)%	—%
Secured convertible note payable issuance expenses	(7)%	(1)%
Other income and interest expense, net	(3)%	(1)%

Loss before income tax benefit	(137)%	(20)%
Income tax benefit	—%	—%

Net loss	(137)%	(20)%

Net loss per share information:
Basic	$(2.32)	$(0.42)
Diluted	$(2.32)	$(0.42)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-500 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,295
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
DVF-500	A digital audio/video system that is integrated into a law-enforcement style flashlight primarily designed for law enforcement customers.	$695
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for third quarter 2014 and third quarter 2013 were derived from the following sources:

	Three months ended September 30,
	2014	2013
DVM-800	55%	—%
FirstVU HD & FirstVU	10%	5%
DVM-500 Plus	6%	28%
DVM-100 & 400	6%	10%
DVM-750	3%	27%
DVM-250 & DVM- 250 Plus	2%	8%
Laser Ally	2%	4%
Repair and service	2%	2%
Accessories and other revenues	14%	16%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended September 30, 2014 compared to the three-months ended September 30, 2013. Our newer products, the DVM-800 and the FirstVU HD, contributed 65% of total sales for the three months ended September 30, 2014, compared to 5% for the comparable period ending September 30, 2013. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the balance of 2014 and into 2015.

Revenues for the three months ended September 30, 2014 and 2013 were $4,666,713 and $4,488,527, respectively, an increase of $178,186 (4%), due to the following factors:

●	Our revenues increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 (4%). We attribute the increased revenues to market acceptance of our new products, which included an order in excess of $1,000,000 from a large state police contract for our DVM-800 product, and increased demand for FirstVU HD body-worn camera system.

●	We shipped two individual orders in excess of $100,000, for a total of $1,233,000 in revenue for the three months ended September 30, 2014 compared to three individual orders in excess of $100,000, for total revenue of $1,200,000 for the three months ended September 30, 2013. Our average order size increased to approximately $2,760 in three months ended September 30, 2014 from $2,500 during the three months ended September 30, 2013. We maintained consistent retail pricing on our law enforcement mirror models during 2014 and do not plan any material changes in pricing during 2014, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. We are experiencing some price competition and discounting from our competitors as they attempt to maintain or regain market share. In that regard, we have reduced our FirstVU HD body-worn camera retail pricing to $795 during the third quarter 2014. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our newer products, the DVM-800 and the FirstVU HD, contributed 65% of total sales for the three months ended September 30, 2014, compared to 5% for the comparable period ending September 30, 2013. We expect the sales mix will continue to migrate from the DVM-500 Plus and DVM-750 product lines to the newer products during 2014.

●	Our international revenues decreased to $68,590 (1% of total revenues) during third quarter 2014, from $891,722 (20% of total revenues) during third quarter 2013. Our third quarter 2014 revenues were below our expectations given the high level of bidding activity in the quarter. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. In that regard, we have received substantial purchase orders from our Mexican distributor in October 2014 and shipped them. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2014 and 2013 was $2,204,780 and 2,063,201, respectively, an increase of $141,579 (7%). The increase in cost of goods sold is primarily due to the 4% increase in sales, but we also experienced some inefficiencies in production as our sales mix migrated to the DVM-800 from our legacy DVM-500 Plus and DVM-750 product lines, both of which contributed to negatively impact our gross margins for the three months ended September 30, 2014. Additionally, we scrapped obsolete component parts from the older versions of our products, which negatively impacted our cost of goods sold during the third quarter 2014. Cost of sales as a percentage of revenues increased to 47% during the three months ended September 30, 2014 from 46% for the three months ended September 30, 2013. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the balance of 2014 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales as they continue to gain traction in the marketplace. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $612,172 and $260,713 in reserves for obsolete and excess inventories at September 30, 2014 and December 31, 2013, respectively. Total raw materials and component parts were $2,269,292 and $2,204,216 at September 30, 2014 and December 31, 2013, respectively, an increase of $65,076 (3%). Finished goods balances were $6,461,285 and $6,097,254 at September 30, 2014 and December 31, 2013, respectively, an increase of $364,031 (6%). Finished goods at September 30, 2014 consist primarily of the Laser Ally products, and reasonable levels of our DVM 500 Plus and DVM 750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 7.0% as of September 30, 2014 compared to 3.1% at December 31, 2013. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2014.

Gross Profit

Gross profit for the three months ended September 30, 2014 and 2013 was $2,461,933 and $2,425,326, respectively, an increase of $36,607 (2%). The increase is commensurate with the 4% increase in revenues for the three months ended September 30, 2014 compared to 2013 offset by the cost of sales as a percentage of revenues increasing to 47% during the three months ended September 30, 2014 from 46% for the three months ended September 30, 2013. Our goal is to improve our margins based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production during the balance of 2014. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,502,492 and $3,261,988 for the three months ended September 30, 2014 and 2013, respectively, an increase of $240,504 (7%). Overall selling, general and administrative expenses as a percentage of sales increased to 75% in 2014 compared to 73% in 2013. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2014	2013
Research and development expense	$654,142	$975,384
Selling, advertising and promotional expense	836,471	713,289
Stock-based compensation expense	262,598	268,476
Professional fees and expense	538,493	159,759
Executive, sales and administrative staff payroll	563,189	538,878
Other	647,599	606,202
Total	$3,502,492	$3,261,988

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $654,142 and $975,384 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $321,242 (33%). We launched the VuLink and MicroVU HD product this year together with VUVault.net, our cloud-based storage solution. Further, we launched the FirstVU HD at the end of June 2013 and the DVM-800 in December 2013, which contributed to the research and development expenses being higher for the three months ended September 30, 2013 compared to September 30, 2014. We anticipate launching other new products during 2014, including ancillary products for the FirstVU HD, but expect overall research and development expenses to be less than 2013 levels. We employed a total of 20 engineers at September 30, 2014 compared to 32 engineers at September 30, 2013, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 14% for the three months ended September 30, 2014 compared to 22% for the three months ended September 30, 2013. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $836,471 and $713,289 for the three months ended September 30, 2014 and 2013, respectively, an increase of $123,182 (17%). Salesman salaries and commissions represent the primary components of these costs and were $678,004 and $586,768 for the three months ended September 30, 2014 and 2013, respectively, an increase of $91,236 (16%). The effective commission rate was 14.5% at September 30, 2014 compared to 13.1% at September 30, 2013. We hired additional territory salesmen during the last half of 2013 to provide better coverage of the domestic market, which contributed to the increased effective commission rate for the three months ended September 30, 2014. Additionally, the Company employs a progressive commission structure that increases throughout the calendar year when predetermined threshold sales levels are achieved on a territory by territory basis. Therefore, we expect increased commissions as a percentage of sales during the balance of the fiscal year.

Promotional and advertising expenses totaled $158,467 during the three months ended September 30, 2014 compared to $126,521 during the three months ended September 30, 2013, an increase of $31,946 (25%). The increase is primarily attributable to increased media advertising in trade publications, increased printed promotional brochures featuring our new products and attendance at additional domestic and international trade shows for the three months ended September 30, 2014 compared to 2013.

Stock-based compensation expense. Stock based compensation expense totaled $262,598 and $268,476 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $5,878 (2%). We expect stock based compensation to increase slightly for the balance of 2014 and early 2015 based on the projected amortization of the restricted stock granted during 2014 to the Company’s officers, directors and other employees. Stock based compensation was higher for the three months ended September 30, 2013 compared to September 30, 2014 due to the amortization of restricted stock granted to the Company’s officers in January 2013 and to its directors in May 2013 with one-year vesting periods.

Professional fees and expense. Professional fees and expenses totaled $538,493 and $159,759 for the three months ended September 30, 2014 and 2013, respectively, an increase of $378,734 (237%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses for the three months ended September 30, 2014 compared to 2013 is primarily attributable to higher litigation expenses related to DragonEye, Gans and Utility Associates litigation. See Litigation for details.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $563,189 and $538,878 for the three months ended September 30, 2014 and 2013, respectively, an increase of $24,311 (5%). This increase is attributable to hiring additional technical support staff to handle field inquiries, wireless download and installation matters because our installed customer base has expanded and additional technical support was required for our new products, such as the DVM-800 and FirstVU HD.

Other. Other selling, general and administrative expenses totaled $647,599 and $606,202 for the three months ended September 30, 2014 and 2013, respectively, an increase of $41,397 (7%). The increase in 2014 was primarily attributable to increased travel expenses compared to 2013. We plan to continue our cost containment initiatives for the balance of 2014 and expect that other selling, general and administrative costs will remain consistent as a percentage of sales in future periods.

Operating Loss

For the reasons previously stated, our operating loss was $1,040,559 and $836,662 for the three months ended September 30, 2014 and 2013, respectively, a deterioration of $203,897 (24%). Operating loss as a percentage of revenues increased to 22% in 2014 from 19% in 2013.

Interest Income

Interest income decreased to $2,388 for the three months ended September 30, 2014 from $2,554 in 2013.

Change in Warrant Derivative Liabilities

The holder of the Secured Convertible Note exercised its Warrant on August 30, 2014 and September 15, 2014 with the change in value of the warrant derivative totaling $3,330,210 being recognized as a non-cash charge to operations representing the increase in our stock price over the exercise price at the respective exercise dates.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $992,521 which was recorded as a current liability in the accompanying Balance Sheet. Changes in the fair value of the warrant derivative totaled $1,110,166 for the three months ended September 30, 2014. Accordingly, the change in total warrant derivative liabilities was $4,440,376 for the three months ended September 30, 2014.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on their fair value basis. The change in fair market value of the Secured Convertible Note associated with the conversion of debt was $384,614 representing the increase in the Company’s stock price over the conversion rate as of the respective conversion dates. The fair market value of the $4.0 million Secured Convertible Note was estimated at $3,007,479 at the date of issuance. As of September 30, 2014 the fair market value of the $4.0 million Secured Convertible Note was $3,086,895 representing a change in fair market value for the three months ended September 30, 2014 totaling $79,416. Accordingly, the total change in fair value of secured convertible notes payable was $464,030 for the three months ended September 30, 2014.

Secured Convertible Note Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended September 30, 2014. Such costs totaled $341,513 and included a $240,000 placement agent fee and the remainder was primarily legal fees.

Other Expense

Other expense decreased to $-0- for the three months ended September 30, 3014 from $519 in 2013.

Interest Expense

We incurred interest expense of $118,468 and $71,209 during the three months ended September 30, 2014 and 2013, respectively. The increase in interest expense reflects the additional indebtedness incurred during March and August 2014. We issued an aggregate of $2.5 million of subordinated notes during 2011 which remain outstanding and bear 8% interest. The maturity date of the subordinated notes are due and payable in full on May 30, 2015. On March 24, 2014, we issued a Secured Convertible Note in the amount of $2.0 million which bore interest at 6% and remained outstanding until its full conversion into common stock in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued a $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum. Principal payments are not due for the first six months, then ratably for the remaining 18-month term.

We amortized $33,112 representing the discount associated with the $2.5 million subordinated note during the three months ended September 30, 2014. The total remaining unamortized discount at September 30, 2014 was $88,299 related to the $2.5 million subordinated note.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $6,402,558 and $905,836 for the three months ended September 30, 2014 and 2013, respectively, a deterioration of $5,496,722 (607%).

Income Tax Benefit

We recorded no income tax benefit related to our loss for the three months ended September 30, 2014 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2014. During 2014, we increased our valuation reserve on deferred tax assets by $4,105,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $18,875,000 of net operating loss carryforwards and $1,381,000 of research and development tax credit carryforwards as of September 30, 2014 available to offset future net taxable income.

Net Loss

As a result of the above, we reported a net loss before income tax benefit of $6,402,558 and $905,836 for the three months ended September 30, 2014 and 2013, respectively, a deterioration of $5,496,722 (607%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.17 and $0.42 for the three months ended September 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2014 and 2013.

For the Nine Months Ended September 30, 2014 and 2013

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2014 and 2013, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	44%	42%

Gross profit	56%	58%
Selling, general and administrative expenses:
Research and development expense	18%	19%
Selling, advertising and promotional expense	18%	14%
Stock-based compensation expense	5%	4%
General and administrative expense	36%	26%

Total selling, general and administrative expenses	77%	63%

Operating loss	(21%)	(5%)
Change in warrant derivative liabilities	(36%)	—%
Change in fair value of secured convertible notes payable	(4%)	—%
Secured convertible notes payable issuance expenses	(5%)	—%
Other income and interest expense, net	(3%)	(1%)

Loss before income tax benefit	(69%)	(6%)
Income tax benefit	—%	—%

Net loss	(69%)	(6%)

Net loss per share information:
Basic	$(3.38)	$(0.41)
Diluted	$(3.38)	$(0.41)

Revenues

Revenues for the nine months ended 2014 and 2013, respectively, were derived from the following sources:

	Nine months ended September 30,
	2014	2013
DVM-800	41%	—%
DVM-500 Plus	14%	42%
FirstVU HD & FirstVU	8%	2%
DVM-100 & DVM-400	8%	9%
DVM-750	5%	17%
DVM-250 & DVM-250 Plus	5%	8%
Laser Ally	2%	3%
Repair and service	2%	2%
Accessories and other revenues	15%	17%
	100%	100%

We experienced a change in the sales mix of our products for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our newer products, the DVM-800 and the First VU HD, contributed 49% of total sales for the nine months ended September 30, 2014, compared to 2% for the comparable period ending September 30, 2013. We expect the sales mix will continue to transition from the DVM 500 Plus and DVM 750 to the newer products during the balance of 2014 and into 2015.

Revenues for the nine months ended September 30, 2014 and 2013 were $12,024,808 and $14,320,971 respectively, a decrease of $2,296,163 (16%), due to the following factors:

●	Our revenues decreased significantly for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 (16%). We attribute the decreased revenues partially to a slower recovery from the challenging economy that continued to affect state, county and municipal budgets that fund our law enforcement customers. We experienced an improvement in revenues during the three months ended September 30, 2014 which may be attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri. We have experienced a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions.

●	We shipped four individual orders in excess of $100,000, for a total of $1,732,000 in revenue for the nine months ended September 30, 2014, compared to eight individual orders in excess of $100,000, for a total of $3,677,000 in revenue for the nine months ended September 30, 2013. Our average order size decreased to approximately $2,435 in the nine months ended September 30, 2014 from $2,800 during the nine months ended September 30, 2013. We maintained consistent retail pricing on our law enforcement mirror models during 2014 and do not plan any material changes in pricing during the balance of 2014, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. In that regard, we have lowered the retail price of our FirstVU product to $795. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our newer products, the DVM-800 and First VU HD, contributed 49% of total sales for the nine months ended September 30, 2014, compared to 2% for the comparable period ending September 30, 2013. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products during the balance of 2014.

●	Our international revenues decreased to $237,481 (2% of total revenues) for the nine months ended September 30, 2014, compared to $1,064,321 (7% of total revenues) for the nine months ended September 30, 2013. Our 2014 international revenues were below our expectations given the high level of bidding activity in the prior quarters. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. In that regard, we have received substantial purchase orders from our Mexican distributor in October 2014 and shipped them. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2014 and 2013 was $5,313,547 and $5,961,903, respectively, a decrease of $648,356 (11%). The decrease in cost of goods sold is primarily due to the 16% decrease in revenues, but we also experienced some inefficiencies in production as we transitioned from the DVM-500 Plus and DVM-750 product lines to the new DVM-800, both of which contributed to negatively impact our gross margins for the nine months ended September 30, 2014. Additionally, we scrapped obsolete component parts from the older versions of our legacy products, which negatively impacted our cost of goods sold during the nine months ended September 30, 2014. Cost of sales as a percentage of revenues increased to 44% during the nine months ended September 30, 2014 compared to 42% for the nine months ended September 30, 2013. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the balance of 2014 and beyond. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2014 and 2013 was $6,711,261 and 8,359,068, respectively, a decrease of $1,647,807 (20%). The decrease is commensurate with the 16% decrease in sales for the nine months ended September 30, 2014 and cost of sales as a percentage of revenues increasing to 44% during the nine months ended September 30, 2014 from 42% for the nine months ended September 30, 2013. Our goal is to improve our margins based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in the balance of 2014. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,263,622 and $9,035,552 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $228,070 (3%). Overall selling, general and administrative expenses as a percentage of sales increased to 77% in 2014 from 63% in 2013. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2014	2013
Research and development expense	$2,204,492	$2,691,484
Selling, advertising and promotional expense	2,107,692	2,002,777
Stock-based compensation expense	576,864	563,489
Professional fees and expense	910,591	430,485
Executive, sales and administrative staff payroll	1,603,106	1,685,972
Other	1,860,877	1,661,345
Total	$9,263,622	$9,035,552

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,204,492 and $2,691,484 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $486,992 (18%). We launched our VuLink and MicroVU HD product this year together with VUVault.net, our cloud-based storage solution. Further, we launched the FirstVU HD at the end of June 2013 and the DVM-800 in December 2013, which contributed to the research and development expenses being higher for the nine months ended September 30, 2013 compared to September 30, 2014. We anticipate launching other new products during 2014, including ancillary products for the FirstVU HD, but expect overall research and development expenses to be less than 2013 levels. We employed a total of 20 engineers at September 30, 2014 compared to 32 engineers at September 30, 2013, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 18% for the nine months ended September 30, 2014 compared to 19% for the nine months ended September 30, 2013. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,107,692 and $2,002,777 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $104,915 (5%). Salesman salaries and commissions represent the primary components of these costs and were $1,717,231 for the nine months ended September 30, 2014 compared to $1,685,972 for the nine months ended September 30, 2013, an increase of $31,259 (2%). The overall effective commission rate was 14.3% and 11.8% for nine months ended September 30, 2014 and 2013, respectively. We hired additional territory salesmen during the last half of 2013 to provide better coverage of the domestic market, which contributed to the increased effective commission rate for the nine months ended September 30, 2014.

Promotional and advertising expenses totaled $390,461 during the nine months ended September 30, 2014 compared to $316,805 during the nine months ended September 30, 2013, an increase of $73,656 (23%). The increase is primarily attributable to increased media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, introduce our FirstVU HD and develop awareness of the DVM-800 in the law enforcement channel during 2014.

Stock-based compensation expense. Stock based compensation expense totaled $576,864 and $563,489 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $13,375 (2%). The increase is primarily due to the amortization of the restricted stock granted during 2014 to the Company’s officers, directors, and other employees that had the effect of increasing the stock compensation expense for the nine months ended September 30, 2014 compared to 2013.

Professional fees and expense. Professional fees and expenses totaled $910,591 and $430,485 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $480,106 (112%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses for the nine months ended September 30, 2014 compared to 2013 is primarily attributable to higher litigation expenses related to DragonEye, Gans and Utility Associates litigation. See Litigation for details.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,603,106 and $1,685,972 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $82,866 (5%). This decrease is primarily attributable to cost containment measures implemented during 2014. However, we may have to hire additional technical support staff to handle field inquiries and installation matters in the future because our installed customer base has expanded and additional technical support will be required for our new products, such as the DVM-800, FirstVU HD and VULink.

Other. Other selling, general and administrative expenses totaled $1,860,877 and $1,661,345 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $199,532 (12%). The increase in 2014 was primarily attributable to increased travel and insurance expenses compared to 2013.

Operating Loss

For the reasons previously stated, our operating loss was $2,552,361 and $676,484 for the nine months ended September 30, 2014 and 2013, respectively, a deterioration of $1,875,877 (277%). Operating loss as a percentage of revenues deteriorated to 21% in 2014 compared to 10% in 2013.

Interest Income

Interest income increased to $12,412 for the nine months ended September 30, 2014 from $9,374 in 2013.

Change in Warrant Derivative Liabilities

The holder of the Secured Convertible Note exercised its Warrant on August 30, 2014 and September 15, 2014 with the change in value of the warrant derivative totaling $3,233,068 being recognized as a non-cash charge to operations during the nine months ended September 30, 2014 representing the increase in our stock price over the exercise price at the respective exercise dates.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $992,521 which was recorded as a current liability in the accompanying Balance Sheet. Changes in the fair value of the warrant derivative totaled $1,110,166 for the nine months ended September 30, 2014. Accordingly, the total change in warrant derivative liabilities was $4,343,234 for the nine months ended September 30, 2014.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on their fair value basis. The change in fair market value of the Secured Convertible Note associated with the conversion of debt was $387,422 during the nine months ended September 30, 2014 representing the increase in the Company’s stock price over the conversion rate as of the respective conversion dates. As of September 30, 2014 the fair market value of the $4.0 million Secured Convertible Note was $3,086,895 representing a change in fair market value for the three months ended September 30, 2014 totaling $79,416. Accordingly, the total change in fair value of secured convertible notes payable was $466,838 for the nine months ended September 30, 2014.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the nine months ended September 30, 2014. Such costs totaled $565,951 and included a $360,000 placement agent fee and the remainder was primarily legal fees.

Other Income (Expense)

Other income (expense) decreased to ($3,453) for the nine months ended September 30, 3014 from $20,700 in 2013. The decrease is attributable to the reduction in fair value and disposal of marketable securities in the nine months ended September 30, 2014.

Interest Expense

We incurred interest expense of $345,529 and $212,882 during the nine months ended September 30, 2014 and 2013, respectively, an increase of $132,647 (62%). The increase in interest expense reflects the additional indebtedness incurred during March and August 2014, both of which bear interest at the rate of 6% per annum. We issued an aggregate of $2.5 million of subordinated notes during 2011 which remain outstanding and bear interest at the rate of 8% per annum. The maturity date of the subordinated notes are due and payable in full on May 30, 2015. On March 24, 2014, we issued a Secured Convertible Note in the amount of $2.0 million and principal payments and remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum. Principal payments are not due for the first six months, then ratably for its remaining 18-month term.

We amortized $101,571 representing the discount associated with the $2.5 million subordinated note during the nine months ended September 30, 2014. The total remaining unamortized discount at September 30, 2014 was $88,299 related to the $2.5 million subordinated note.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $8,262,146 and $859,292 for the nine months ended September 30, 2014 and 2013, respectively, a deterioration of $7,402,854 (862%).

Income Tax Benefit

We recorded no income tax benefit related to our loss for the nine months ended September 30, 2014 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2014. During 2014, we increased our valuation reserve on deferred tax assets by $4,105,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $18,875,000 of net operating loss carryforwards and $1,381,000 of research and development tax credit carryforwards as of September 30, 2014 available to offset future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2014 and 2013, we reported a net loss of $8,262,146 and $859,292 for the nine months ended September 30, 2014 and 2013, respectively, a deterioration of $7,402,854 (862%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.38 and $0. 41 for the nine months ended September 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2014 and 2013.

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

On March 24, 2014, the Company completed a private placement of $2.0 aggregate principal amount of the Secured Convertible Note. The Secured Convertible Note bore interest at 6% per annum payable quarterly and was secured by all assets of the Company. In addition, the holder was also issued detachable warrants to acquire 130,000 shares of common stock at $10.00 per share. On July 10, 2014 the Company and the holder of the Secured Convertible Note entered into a Voluntary Adjustment and Consent Agreement under which they agreed to reduce the conversion price of the Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,777.76 principal amount and $2,963.04 accrued interest on the Secured Convertible Note into 284,928 shares of common stock of the Company. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the Secured Convertible Note exercised its right to convert the remaining outstanding principal on the $2.0 million Secured Convertible Note into 26,263 shares of common stock of the Company in two separate tranche’s on August 28, 2014 and September 19, 2014. In addition, the holder also exercised its warrants to purchase 130,000 common shares resulting in cash proceeds of $951,600 during 2014 and utilized the cashless exercise feature for the remaining 6,621 shares.

On August 28, 2014, the Company completed a private placement of the $4.0 million Secured Convertible Note, which bears interest at 6% per annum, payable quarterly, and is secured by all assets of the Company. Principal payments are not required until the sixth month after origination and continue ratably for the remaining 18-month term. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $6.10 per share at any time the $4.0 million Secured Convertible Note is outstanding. In addition, the Company may force conversion if the market price exceeds $12.20 per share for 20 consecutive trading days. In connection with the private placement the Company issued the August Warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share. The Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $240,000 and approximately $101,500 of other third party costs for the transaction, which included legal fees. The Company intends to use the net proceeds of this facility for general working capital purposes. The Company believes the funds generated by this credit facility will provide the working capital necessary to support its operations for the balance of 2014 and in 2015.

In connection with the anti-dilution provisions of the Warrant issued with the $2.0 million Secured Convertible Note private placement, the company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share.

In accordance with the $4.0 million Secured Convertible Note the Company is required to maintain minimum cash balance of not less than $1.5 million until such time as the Company satisfies all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions includes the Company’s shareholders approving the issuance of shares above the Exchange Cap. The $1.5 million minimum cash balance has been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of September 30, 2014.

We had $4,382,247 (including restricted cash of $1.5 million) of available cash and equivalents and net working capital of approximately $8.2 million as of September 30, 2014. Net working capital as of September 30, 2014 includes approximately $3.2 million of accounts receivable and $8.2 million of inventory. Management believes that it can reduce inventory levels during the balance of 2014 to provide funding for operations; however, no assurances can be given in that regard.

Cash and cash equivalents balances: As of September 30, 2014, we had cash and cash equivalents with an aggregate balance of $2,882,248, (which excludes $1.5 million of restricted cash) an increase from a balance of $454,978 at December 31, 2013. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,427,270 net increase in cash during the nine months ended September 30, 2014:

●	Operating activities:	$3,700,810 of net cash used in operating activities. Net cash used in operating activities was $3,700,810 and $741,262 for the nine months ended September 30, 2014 and 2013, respectively, a deterioration of $2,959,548. The deterioration was primarily the result of our net loss, increases in accounts receivable and inventory, and decreases in the litigation accrual offset by increases in deferred revenue.

●	Investing activities:	$1,018,576 of net used in investing activities. Cash used in investing activities was $1,018,576 and $283,530 for the nine months ended September 30, 2014 and 2013, respectively. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we are required to maintain a minimum a minimum cash balance of not less than $1.5 million until such time as we satisfy all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). The $1.5 million minimum cash balance has been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of September 20, 2014. During July 2014 we paid the final judgment regarding the Z-3 litigation (See “Litigation”) from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to us and the bond was extinguished at that time. In 2014, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets. During 2013, we acquired tooling for our new FirstVU HD product line.

●	Financing activities:	$7,146,656 of net cash provided by financing activities. Cash provided by financing activities was $7,146,656 and $685,078 for the nine months ended September 30, 2014 and 2013, respectively. On March 24, 2014, we issued a Secured Convertible Note in the aggregate principal amount of $2,000,000, the proceeds of which were used for general working capital purposes. We paid $224,438 of debt issuance costs related to the Secured Convertible Note in the nine months ended September 30, 2014. On August 25, 2014, we issued the $4.0 million Secured Convertible Note. We paid $341,513 of debt issuance costs related to it in the nine months ended September 30, 2014. We also received approximately $1.78 million of proceeds in 2014 form the exercise of stock options and warrants. The net cash provided in 2013 was primarily related to the exercise of stock options. During 2013 and 2014, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities

The net result of these activities was an increase in cash of $2,427,270 to $4,382,248 for the nine months ended September 30, 2014.

Commitments:

We had $4,382,248 (including restricted cash of $1.5 million) of cash and cash equivalent balances and net positive working capital approximating $8.2 million as of September 30, 2014. Accounts receivable balances represented $3,202,395 of our net working capital at September 30, 2014. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2014, which would help to provide positive cash flow to support our operations during the balance of 2014. Inventory represented $8,181,905 of our net working capital at September 30, 2014 and finished goods represented $6,461,285 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during the balance of 2014 by our sales activities, which should provide additional cash flow to help support our operations during the balance of 2014.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2014.

Lease commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the nine months ended September 30, 2014 and 2013 was $298,293 and $299,193, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2014 (period from October 1, 2014 to December 31, 2014)	$107,802
2015	433,965
2016	439,707
2017	445,449
2018	451,248
Thereafter	611,458
$2,489,629

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $20,518 and $28,973 for the nine months ended September 30, 2014 and 2013, respectively.

Following is a summary of our licenses as of September 30, 2014:

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product through September 30, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,308,000 of such products in finished goods inventory as of September 30 30, 2014 and had sold approximately 940 units since the beginning of the agreement through September 30, 2014.

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

Both parties appealed to the United States Court of Appeals for the 10th Circuit, and on May 16 2014, the Court of Appeals affirmed that judgment in part and reversed it in part. As a result of the Court’s decision, the Company’s obligation to Z3 aggregated approximately $600,697, including pre-judgment and post-judgment interest. In July 2012 at the inception of the appeal, Digital deposited $662,500 for a bond as security for the obligation represented by the judgment.

In July 2014 the Company paid the final judgment regarding Z-3 litigation from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to the Company and the bond was extinguished at that time. The litigation is now completed and no obligations or liabilities remain between the parties.

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The parties had agreed in principle to resolve their claims; however, the parties have been unable to negotiate a final settlement agreement. Under such agreement in principle, we would have paid pay all outstanding and unpaid invoices, including interest at 10% per annum, through the date of the settlement agreement. Such amount was approximately $210,000 and has been recorded in accounts payable and accrued liabilities at September 30, 2014. In return, Dragoneye had agreed to cancel the remaining obligation to purchase LaserAlly’s and to accept responsibility for and correct the defect in the products delivered at its cost. As a result of the parties’ failure to agree to a settlement, the Company is now seeking the court to require the Company to return all product currently in inventory (approximates $1,308,000) to Dragoneye for a full refund as a result of alleged material defects in the products.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit has accepted our appeal and assigned December 3, 2014 as the tentative date for oral arguments.

In addition, we commenced proceedings to invalidate the ’556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice that the USPTO has granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. In light of the lawsuit we filed against Utility noted above, we believe this suit should be dismissed and transferred to Kansas. As alleged in our first filed lawsuit, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors will vigorously defend the claims asserted against us and them. We and the Defendant Directors have filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us. Discovery has commenced for this matter.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $116,252 and $83,039 for the nine months ended September 30, 2014 and 2013, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $148,000 charged off as uncollectible on cumulative revenues of $160.5 million since we commenced deliveries during 2006. As of September 30, 2014 and December 31, 2013, we had provided a reserve for doubtful accounts of $65,977 and $55,033, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2014. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw material and component parts	$2,269,292	$2,204,216
Work-in-process	63,500	5,714
Finished goods	6,461,285	6,097,254
Subtotal	8,794,077	8,307,184
Reserve for excess and obsolete inventory	(612,172)	(260,713)
Total	$8,181,905	$8,046,471

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. Total raw materials and component parts were $2,269,292 and $2,204,216 at September 30, 2014 and December 31, 2013, respectively, an increase of $65,076 (3%). Finished goods balances were $6,461,285 and $6,097,254 at September 30, 2014 and December 31, 2013, respectively, an increase of $364,031 (6%). Finished goods at September 30, 2014 consist primarily of the Laser Ally products, and reasonable levels of our DVM 500 Plus and DVM 750 products for expected orders. As reflected above, our inventory reserves represented 7.0% of the gross inventory balance at September 30, 2014, compared to 3.1% of the gross inventory balance at December 31, 2013. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess parts of the legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2014.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $195,532 as of September 30, 2014 compared to $167,970 as of December 31, 2013, which reflects the increased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. Our DVM-750 product failure rate improved significantly during 2012 and 2013, which has contributed to the relatively stable level of warranty reserves. We recently introduced the FirstVU HD and DVM-800, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were 24,000 options granted during the nine months ended September 30, 2014

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 30, 2014 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2013, cumulative valuation allowances in the amount of $7,970,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $12,075,000 to fully reserve our deferred tax assets at September 30, 2014. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2014 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2014 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 1. Litigation

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

Both parties appealed to the United States Court of Appeals for the 10th Circuit, and on May 16 2014, the Court of Appeals affirmed that judgment in part and reversed it in part. As a result of the Court’s decision, the Company’s obligation to Z3 aggregated approximately $600,697, including pre-judgment and post-judgment interest. In July 2012 at the inception of the appeal, Digital deposited $662,500 for a bond as security for the obligation represented by the judgment.

In July 2014 the Company paid the final judgment regarding Z-3 litigation from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to the Company and the bond was extinguished at that time. The litigation is now completed and no obligations or liabilities remain between the parties.

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The parties had agreed in principle to resolve their claims; however, the parties have been unable to negotiate a final settlement agreement. Under such agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date of the settlement agreement. Such amount was approximately $210,000 and has been recorded in accounts payable and accrued liabilities at September 30, 2014. In return, Dragoneye had agreed to cancel the remaining obligation to purchase LaserAlly’s and to accept responsibility for and correct the defect in the products delivered at its cost. As a result of the parties’ failure to agree to a settlement, the Company is now seeking the court to require the Company to return all product currently in inventory (approximates $1,308,000) to Dragoneye for a full refund as a result of alleged material defects in the products.

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

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the 556 patent. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit has accepted our appeal and assigned December 3, 2014 as the tentative date for oral arguments.

In addition, we commenced proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice that the USPTO has granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent. The suit was served on us on June 20, 2014. In light of the lawsuit we filed against Utility noted above, we believe this suit should be dismissed and transferred to Kansas. As alleged in our first filed lawsuit, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors will vigorously defend the claims asserted against us and them. We and the Defendant Directors have filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us. Discovery has commenced for this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2014, the Company completed a private placement of $2.0 million aggregate principal amount of a Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continue ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The Secured Convertible Note was convertible to common shares at the holder’s option at a conversion price of $8.55 per share at any time the Secured Convertible Note is outstanding. In addition, the Company could force conversion if the market price exceeded $17.10 per share for 20 consecutive trading days.

In connection with the private placement the Company issued a Warrant to purchase 100,000 shares of common stock at $10.00 per share. The Warrant was exercisable immediately and expired March 24, 2019. The Secured Convertible Note and Warrant contained anti-dilution provisions and restrict the incurrence of additional secured indebtedness. WestPark Capital, a broker-dealer registered with Finra, acted as Placement Agent for the Company in the transaction and received a fee of $120,000 for its services and the Company reimbursed all other third party costs of the transaction, including legal fees which was approximately $104,500. The Company used the net proceeds of this facility for general working capital purposes. During the third quarter 2014 the Company issued 433,620 shares of its common stock under a registration statement on Form S-3 upon full conversion of the Secured Convertible Note and exercise of the Warrant. Additionally, the Company issued 13,717 shares of Common Stock in September 2014 pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) to complete the full conversion of the Secured Convertible Note and exercise of the Warrant. The Secured Convertible Note was converted at prices ranging from $6.25 to $8.55 per share resulting in 310,707 shares of common stock being issued. A total of 136,621 shares of common stock with exercise prices of the $7.32 were issued in conjunction with the Warrant exercise.

On August 28, 2014, the Company completed a private placement of the $4.0 million Secured Convertible Note, which bears interest at the rate of 6% per annum, payable quarterly, and is secured by all assets of the Company. Principal payments are not required until the sixth month after origination and continue ratably for the remaining 18-month term. The principal and interest payments can be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note is convertible to common shares at the holder’s option at a conversion price of $6.10 per share at any time it is outstanding. In addition, the Company may force conversion if the market price exceeds $12.20 per share for 20 consecutive trading days.

In connection with the private placement the Company issued the August Warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share. The August Warrant is exercisable immediately and expires August 28, 2019. The $4.0 Secured Convertible Note and August Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness. WestPark Capital, a broker-dealer registered with Finra, acted as Placement Agent for the Company in the transaction and received a fee of $240,000 for its services and the Company reimbursed all other third party costs of the transaction, including legal fees which was approximately $104,500. The Company intends to use the net proceeds of this facility for general working capital purposes.

The offer and sale of the securities issued in the two private placements were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to an “accredited investor” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placements.

In September 2014, the Company issued 56,250 shares of common stock to complete the exercise of warrants to the holder of the $2.5 million subordinated note and 28,188 shares of common stock to complete the exercise of warrants issued for consulting services relating to the placement of the $2.5 million subordinated note. Such issuances were made pursuant to the applicable warrant agreements and the exemption from registration provided by Section 4(a)(2) of the Act. The Company received no cash proceeds because the holders utilized cashless exercise provisions in exercising their warrants. The Company paid no consideration to any party in connection with the exercises.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a) Exhibits

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. *

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. *

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended. *

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended. *

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: November 14, 2014

DIGITAL ALLY, INC., a Nevada corporation

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. *

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. *

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended. *

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended. *

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

