Form 10-K
period 2014-12-31
DIGITAL ALLY INC
filed 2015-03-23
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2014, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($3.11) of the registrant’s most recently completed second fiscal quarter was: $6,407,687.

The number of shares of our common stock outstanding as of March 20, 2015 was: 3,770,692

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2014

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

Part I

Item 1. Business.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body; a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points; a digital video/audio recorder contained in a flashlight sold to law enforcement agencies and other security organizations; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2015.

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

Products

We produce and sell digital audio/video recording, storage and other products, including the following product series:

●	in-car, digital audio/video system that is integrated into a rear view mirror which is designed for law enforcement purposes. Products using this system are marketed under the DVM-100, DVM-400, DVM-500 Plus, DVM-750, and DVM-800 series;

●	in-car, digital audio/video system that is compact and mobile to allow for a variety of installation locations within a car and designed for law enforcement purposes. This product is marketed under the MicroVU HD label;

●	in-car, digital audio/video system that is integrated into a rear view mirror that serves as an “event recorder” for commercial fleet and mass transit applications, such as ambulances, taxis and buses. Products using this system are marketed under the DVM-250 and DVM-250 Plus series;

●	all-weather, mobile digital audio/video system that is designed for motorcycle, ATV and boat uses and marketed as the DVM-440 Ultra;

●	miniature, body-worn digital audio/video camera marketed as the FirstVU HD system;

●	hand-held, speed detection system known based on LIDAR (Light Detection and Ranging) and marketed as our Laser Ally system;

●	software system that provides audio/video surveillance from multiple vantage points in order to more fully capture an event and allows the operator to quickly and easily reassemble the various recording devices;

●	cost-effective, fully expandable, law enforcement cloud storage solution powered by Microsoft Azure that provides redundant and security-enhanced storage of all uploaded video;

●	web-based software for commercial fleet tracking and monitoring that features and manages video captured by our Video Event Data Recorders of incidents that require attention; and

●	digital audio/video system that is integrated into a large law-enforcement style flashlight and marketed as our DVF-500 system;

Historically, these product series were used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage. During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications. We have launched additional derivative during 2012 through 2014. We also intend to produce and sell other digital video products in the future. These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored.

In-Car Digital Video Mirror System – DVM-100, DVM-400, DVM-750, and DVM-800

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

Compact HD Quality In-Car Digital Video (not in a rear-view mirror)-MicroVu HD

The MicroVu is a compact in-car video system that is mobile (not mounted in a rear-view mirror) which provides up to 1080p HD video recording. The MicroVu is very compact as the complete system is only 4” long by 1” high. The MicroVu is designed for simple installation and features advanced automatic login (RFID log-in) and interoperability with our body cameras through our VuLink products.

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

All-Weather Mobile Digital Video Systems – DVM-440 Ultra

These systems are derivatives of our in-car video systems, but are more rugged and water-proofed to handle a more hostile outdoor environment. These systems can be used in many applications and are designed specifically for use on motorcycles, ATVs and boats. The MicroVu is a smaller system than the DVM-440 Ultra measuring three inches by four and one-quarter inches by one inch and is designed for easy and unobtrusive use. Current systems are digital and VHS-based with cameras mounted in the frame of the motorcycle, ATV or boat and the recording device generally in the saddle-bag or other compartment. Most manufacturers have already developed or at least have begun transitioning to digital video, but many have had problems obtaining the appropriate technology.

Miniature Body-Worn Digital Video System – FirstVU HD

This system is also a derivative of our in-car video systems, but is much smaller and lighter, more rugged and water-resistant to handle a hostile outdoor environment. These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Current systems offered by competitors are digital based, but generally require a battery pack and/or storage device to be connected to the camera by wire or other means. We believe that our FirstVU HD product is more desirable for potential users than our competitors’ offerings because of its video quality, small size, shape and lightweight characteristics.

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

VuLink, FleetVU Manager and VuVault.net

The VuLink system provides our law enforcement customers with audio/video surveillance from multiple vantage points in order to more fully capture an event and it allows the operator to quickly and easily reassemble the various recording devices. The VuLink enables body cameras and in-car video systems to be automatically or manually activated simultaneously.

VuVault.net is a cost-effective, fully expandable, law enforcement cloud storage solution powered by Microsoft Azure that provides redundant and security-enhanced storage of all uploaded videos.

FleetVU Manager is our web-based software for commercial fleet tracking and monitoring that features and manages video captured by our Video Event Data Recorders of incidents that require attention, such as accidents. This software solution features our cloud-based web porta that utilizes many of the features of our VUVault.NET law-enforcement cloud-based storage solution.

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

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, general consumer and commercial. We have made inroads into certain commercial fleet and the ambulance service provider market, confirming that our DVM-250 product series and FleetVU Manager can become a significant revenue producer for us.

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

The largest source of police video evidence today is in-car video. Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults. In all of these cases, the digital video flashlight and the FirstVU HD may provide recorded evidence of the suspect’s actions and reactions to police intervention.

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

Private Security Companies

There are thousands of private security agencies in the United States employing a large number of guards. Police forces use video systems for proof of correct conduct by officers, but private security services usually have no such tool. We believe that the digital video flashlight and the FirstVU HD are excellent management tools for these companies to monitor conduct and timing of security rounds. In addition to the digital video flashlight and FirstVU HD, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to the government, U.S. corporations are spending heavily for protection against the potential of terrorist attacks. Public and private-sector outlays for antiterrorism measures and for protection against other forms of violence are significant. These are potential markets for our products.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice. In addition, such technicians are valuable in our service and repair business to support our growing installed customer base. We had a non-exclusive supply and distribution agreement with DragonEye Technology, LLC regarding the sale and distribution of our Laser Ally product. This vendor developed and was the only manufacturer of this product. The agreement contained specified terms and required us to purchase minimum quantities over a 42-month period which ended February 2014. We had remaining obligations to purchase approximately $635,000 at its contractual termination date of February 2014. We became aware of certain breaches of the contract by the manufacturer, filed a lawsuit on June 15, 2013 against Dragoneye and ceased all purchases under the agreement. See “Legal Proceedings” for further details.

We also contract with a manufacturer in Asia for the production of our DVM-100, DVM-400, DVM-250, DVM-250 Plus and DVM-800 products. The contract has no minimum purchase requirements and has an initial term through July 2016. We have the right to exercise three additional options to extend the contract for three additional years each. The Company is exploring different contract manufacturers for these product lines.

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

The following is a summary of our license agreements as of December 31, 2014:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2015	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2015	Automatically renews for one year periods unless terminated by either party.

Sales and Marketing

In recent years, we have principally changed to an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities. In this connection, we have reduced the size of certain territories and consequently increased the sales personnel and changed the number of domestic sales territories to 18 in order to better penetrate the market. The outside sales team is supported by a team of 10 inside sales coordinators, 5 telesales specialists, and a pre-sales solution design team. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Watchguard, Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Taser International, Inc. and VieVU, Inc. We face similar and intense competitive factors for our event recorders in the commercial fleets and mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for residential and commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

The commercial fleet security and surveillance markets are also very competitive. There are direct competitors for our DVM-250 “event recorders” which several may have greater financial, technical marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sctor include Lytx, Inc. (previously DriveCam, Inc.) and SmartDrive Systems.

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

Some of these patent applications are still under review by the U.S. Patent Office and, therefore, we have not yet been issued all of the patents that we applied for in the United States. We were issued several patents during 2014 including a patent on our VuLink product which provides automatic bi-directional triggering of our body-worn camera and our in-car video systems. No assurance can be given which, or any, of the patents relating to our existing technology will be issued from the United States or any foreign patent offices. Additionally, no assurance can be given that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

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

Employees

We had 106 full-time employees as of December 31, 2014. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We entered into a non-cancellable, long-term facility lease in September 2012 to combine all of our operations into one location, commencing in November 2012. The new facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219. The lease will terminate on April 1, 2020. The monthly rent ranges from $35,634 to $38,533 over the term.

Item 3. Legal Proceedings.

On June 8, 2009, we filed suit against Z3Technologies, LLC (“Z3”) in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

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

Both parties appealed to the United States Court of Appeals for the 10th Circuit, and on May 16 2014, the Court of Appeals affirmed that judgment in part and reversed it in part. As a result of the Court’s decision, our obligation to Z3 aggregated approximately $600,697, including pre-judgment and post-judgment interest. In July 2012 at the inception of the appeal, we deposited $662,500 for a bond as security for the obligation represented by the judgment. In July 2014 we paid the final judgment regarding Z-3 litigation from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to us and the bond was extinguished at that time. The litigation is now completed and no obligations or liabilities remain between the parties.

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000, which we have recorded in accounts payable and accrued liabilities at December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximates $1,280,000) for a full refund as a result of alleged material defects in the products. We have filed a Motion for Summary Judgment seeking the court to order Dragoneye to accept the return of all inventory and refund our purchase price. The Court has not yet acted upon our Motion.

On June 18, 2013, we filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of our foreign vendors. We requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). We also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, we requested a temporary, preliminary and permanent injunction to prohibit BCM from using or disclosing any of our trade secrets together with reasonable attorneys’ fees, costs and expenses incurred as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and, as a result, we cancelled the open payables we had with BCM (approximately $59,000) in the third quarter 2013. We have not accrued any other amounts related to the default judgment due to the uncertainty of collection. We will record any recovery as income if and when it occurs.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “‘556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ‘556 patent. We became aware that Utility had recently mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit has affirmed the Courts previous decision.

In addition, we initiated proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice that the USPTO has granted our request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

Our suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of one of our employees, in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we seek temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. The Court is currently hearing testimony and reviewing evidence relative to our Motion for Temporary Restraining Order and Preliminary Injunction, which we filed contemporaneously with our complaint against Utility.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ‘556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review being performed by the USPTO.

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

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice, substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” that Gans had asserted against us and/or the Defendant Directors. The settlement to which the parties have agreed will result in no monetary recovery by any party. The Court must approve the settlement of any shareholder derivative claim, which settlement is set for hearing by court on March 20, 2015. We believe the settlement will be approved at that hearing, although we can offer no assurances in this regard. If approved, the settlement will conclude this litigation resulting in no material effect on our financial position, results of operations and cash flows.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2014
1st Quarter	$9.97	$6.00
2nd Quarter	$6.49	$3.03
3rd Quarter	$33.59	$3.10
4th Quarter	$21.00	$10.41

Year Ended December 31, 2013
1st Quarter	$4.63	$3.16
2nd Quarter	$8.88	$3.80
3rd Quarter	$16.63	$6.98
4th Quarter	$14.79	$7.50

Holders of Common Stock

As of December 31, 2014, we had approximately 86 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorizes us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. At December 31, 2014, there were 403 shares available for issuance under the 2005 Plan.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2014, there were 1,730 shares available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2014, there were 2,217 shares available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. At December 31, 2014, there were 874 shares available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2014, there were 1,189 shares available for issuance under the 2011 Plan.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2014, there were 91,000 shares available for issuance under the 2013 Plan, as amended.

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

On July 31, 2008, we filed registration statements on Form S-8 and an amendment to a previously filed Form S-8 with the SEC which registered 812,500 shares to be issued upon exercise of the stock options underlying the 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan. On March 28, 2012, we filed a registration statement on Form S-8, which registered 62,500 shares to be issued upon exercise of stock options underlying the 2011 Stock Plan. On July 25, 2013, we filed a registration statement on Form S-8, which registered 100,000 shares to be issued upon exercise of stock options underlying the 2013 Stock Plan. On October 1, 2014 we filed a registration statement on Form SB, which registered 100,000 additional shares underlying the 2013 Plan.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	280,384	$19.08	95,196
Equity compensation plans not approved by stockholders	90,359	$18.64	2,217
Total all plans	370,743	$18.97	97,413

Recent Sales of Unregistered Securities

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

In connection with the private placement the Company issued a Warrant to purchase 100,000 shares of common stock at $10.00 per share. The Warrant was exercisable immediately and expired March 24, 2019. The Secured Convertible Note and Warrant contained anti-dilution provisions and restrict the incurrence of additional secured indebtedness. WestPark Capital, a broker-dealer registered with Finra, acted as Placement Agent for the Company in the transaction and received a fee of $120,000 for its services and the Company reimbursed all other third party costs of the transaction, including legal fees which was approximately $104,500. The Company used the net proceeds of this facility for general working capital purposes. During the third quarter 2014 the Company issued 433,620 shares of its common stock under a registration statement on Form S-3 upon full conversion of the Secured Convertible Note and exercise of the Warrant. The holder converted the Secured Convertible Note during the third quarter at prices ranging from $6.25 to $8.55 per share resulting in 310,707 shares of common stock being issued. A total of 136,621 shares of common stock with exercise prices of the $7.32 were issued in conjunction with the Warrant exercise.

On August 28, 2014, the Company completed a second private placement (the “Second Private Placement”) with the same holder of a $4.0 million secured convertible note (the “$4.0 million Secured Convertible Note”), which bore interest at the rate of 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continue ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible to common shares at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days. In connection with the anti-dilution provisions of the Warrant issued with the Secured Convertible Note, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share.

During February 2015, the holder of the $4.0 million Secured Convertible Note completed the full conversion of the principal and related interest into an aggregate of 661,213 shares of common stock under a registration statement on Form S-3.

In connection with the Second Private Placement the Company issued a second warrant (the “August Warrant”) exercisable to purchase 262,295 shares of common stock at $7.32 per share. The August Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note contains anti-dilution provisions and restrict the incurrence of additional secured indebtedness and the August Warrant contains anti-dilution provisions and restrict the incurrence of additional secured indebtedness. WestPark Capital, a broker-dealer registered with Finra, acted as Placement Agent for the Company in the transaction and received a fee of $240,000 for its services and the Company reimbursed all other third party costs of the transaction, including legal fees which was approximately $104,500. The Company intends to use the net proceeds of this facility for general working capital purposes.

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

In September 2014, the Company issued 56,250 shares of common stock to complete the exercise of warrants to the holder of the $2.5 million subordinated note and 28,188 shares of common stock to complete the exercise of warrants issued for consulting services relating to the placement of the $2.5 million subordinated note. Such issuances were made pursuant to the applicable warrant agreements and the exemption from registration provided by Section 4(2) of the Act. The Company received no cash proceeds because the holders utilized cashless exercise provisions in exercising their warrants. The Company paid no consideration to any party in connection with the exercises.

On December 4, 2014, the Company issued 6,000 shares of common stock to the holder of the $4.0 million Secured Convertible Note to complete the conversion of $36,600 of principal at the conversion price of $6.10 per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2013 and 2014, that in turn could cause us to be unable to pay our subordinated debt as required; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, VuLink and VuVault.net, will continue to translate into sales during 2015; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror (“DVM”) in March 2006. We have developed additional products to complement our DVM-750 and DVM-500 Plus in-car video products, including lower priced in-car video mirrors (the DVM-100, DVM-400 and DVM-800), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, we added digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We launched our FirstVU HD and the DVM-800 in June and December 2013, respectively. In 2014, we added the VuLink product and VUVault.net, our cloud based storage solution. We have additional research and development projects that we anticipate will result in several new product launches in 2015. We believe that the launch of these new products will help to diversify and increase our product offerings.

We experienced operating losses for all but one of the quarters during 2014 and 2013. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$5,419,611	$4,666,713	$3,449,754	$3,908,341	$3,505,358	$4,488,527	$5,051,895	$4,780,549
Gross profit	3,211,532	2,461,933	1,928,389	2,320,939	1,749,422	2,425,326	3,037,815	2,895,927
Gross profit margin percentage	59.3%	52.8%	55.9%	59.4%	49.9%	54.0%	60.1%	60.6%
Total selling, general and administrative expenses	3,548,365	3,502,492	2,894,039	2,867,091	3,323,380	3,261,988	3,059,054	2,714,510
Operating income (loss)	(336,833)	(1,040,559)	(965,650)	(546,152)	(1,573,958)	(836,662)	(21,239)	181,417
Operating margin percentage	(6.2)%	(22.3)%	(28.0)%	(14.0)%	(44.9)%	(18.6)%	(0.4)%	3.8%
Net income (loss)	$(901,115)	$(6,402,558)	$(988,089)	$(871,499)	$(1,638,649)	$(905,836)	$(67,151)	$113,695

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our new products, such as the FirstVU HD and DVM-800. We reported an operating loss of $336,833 on revenues of $5,419,611 for fourth quarter 2014 compared to an operating loss of $1,040,559 on revenues of $4,666,713 for third quarter 2014, an operating loss of $965,650 on revenues of $3,449,754 for second quarter 2014, and an operating loss of $546,152 on revenues of $3,908,341 for first quarter 2014. Our revenues increased in fourth quarter 2014 and were higher than the prior twelve quarters. Our gross margin percentage increased to 59.3% in the fourth quarter 2014 from 52.8% in the third quarter 2014. Our selling, general and administrative (“SG&A”) expenses were higher in the fourth quarter 2014 compared to third quarter 2014, second quarter 2014 and first quarter 2014. The primary reason for the increased SG&A expenses in third quarter 2014 and fourth quarter 2014 compared to prior quarters were legal fees associated with ongoing litigation. Our international revenues during 2014 decreased to $961,763 from $1,159,183 in 2013.

●	We expect to continue to experience significant fluctuations in revenues in 2015 due to the timing of orders from international, as well as domestic customers. For 2015, we are focusing on increasing revenues and improving gross margins in addition to reducing our general and administrative costs. We plan, however, to continue to invest in research, development, sales and marketing resources on a prudent basis. Our inventory levels increased during 2014 compared to 2013 primarily due to increases in finished goods inventory in our digital video mirror products in anticipation of increased orders in the first quarter of 2015 and the need to secure long lead time component inventory for our DVM-750 and FirstVU HD products to meet such anticipated orders.

●	Revenues increased in fourth quarter 2014 to $5,419,611 from $4,666,713 in third quarter 2014. We attribute the increased revenues to market acceptance of our new products, including an order in excess of $1,000,000 from a large state police contract customer for our new DVM-800 product. In addition, we are experiencing strong demand for our FirstVU HD body-worn camera, which demand resulted from the civil unrest in Ferguson, Missouri that occurred in August and September 2014. We have significantly increased the number of test and evaluation units issued to prospects for our body worn cameras and anticipate the increased demand for the body-worn cameras will continue for 2015 and beyond, although we can make no assurances in this regard.

●	We have recently launched additional products to complement our DVM-500 Plus and DVM-750 in-car video products in an effort to diversify our sources of revenue. In 2014, we launched our VuLink and intend to launch the new MicroVU HD in car video system in 2015. In 2013, we launched the FirstVU HD body worn camera and in late December we launched our new DVM-800 in car video system. The DVM-250 event recorders introduced in 2011 are designed for commercial fleet operators, which allows us to seek new customers outside of law enforcement. The DVM-800 and FirstVU HD, introduced in 2013, contributed 51% of the total sales for the twelve months ended December 31, 2014, compared to 5% for the twelve months ended December 31, 2013.

●	Our gross profit on sales increased to 59.3% during fourth quarter 2014 from 52.8% during third quarter 2014. We attribute the increase in gross margins during fourth quarter 2014 to the transition of our sales mix to our newer products with greater margins, such as the DVM-800 and FirstVU HD. We will continue our focus on reducing the costs of our products through changes to our supply chain, where we are emphasizing outsourcing of component part production and changing our supply chain vendors to lower cost alternative suppliers throughout the world. However, we are experiencing increased price competition and pressure from certain of our competitors that has led to pricing discounts on larger contract opportunities and we reduced our retail pricing on our FirstVU HD product during the third quarter 2014. We expect that this pricing pressure will continue as our competitors attempt to regain market share and revive sales and that it will have some negative impact on our efforts to improve gross margins during 2015.

●	Our international revenues were $961,763 (6% of total revenues) and $1,159,183 (7% of total revenues) for the years ended December 31, 2014, and 2013, respectively. We received substantial purchase orders from our Mexican distributor in October 2014. Nonetheless, we were disappointed in our overall international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

●	Our recent operating losses caused deterioration in our cash flow and liquidity in fiscal 2014 and 2013. In 2011 we borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2015 and may be prepaid without penalty at any time. On March 24, 2014, we borrowed $2,000,000 under the Secured Convertible Note, which was converted into our common stock during third quarter 2014. On August 25, 2014, we borrowed an additional $4,000,000 under the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all of our assets. During February 2015, the holder of the note elected to convert fully the $4.0 million principal balance and related accrued interest into 661,213 common shares. At December 31, 2014, we had available cash balances of $4,549,716, including $1.5 million of restricted cash, and approximately $6.9 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date. The $1.5 million cash restriction terminated on February 13, 2015 upon shareholder approval of issuance of shares beyond the NASDAQ Share Cap.

●	We are party to several lawsuits, including with DragonEye, Gans and, in particular, Utility. During 2013 and 2014, Utility undertook a campaign whereby it mailed letters to current and prospective customers threatening that purchases of our systems would create liability for them for patent infringement. In response we filed proceedings to invalidate their patent and to seek monetary damages from Utility for defamation and illegally interfering with our contracts, customer relations and business expectancies as a result of their falsely asserting to our customers and others that our patents infringe their patent. We believe these actions by Utility have significantly affected our business by misleading our customers and potential customers which reduced our revenues and income. We have expended significant legal fees in defending in these matters. See Litigation.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 11 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product, which commenced in August 2010 after final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% compared to the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,280,000 of such products in finished goods inventory as of September 30, 2014 and had sold approximately 960 units since the beginning of the agreement through December 31, 2014.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

For the Years Ended December 31, 2014 and 2013

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2014 and 2013, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	43%	43%
Gross profit	57%	57%
Selling, general and administrative expenses:
Research and development expense	17%	21%
Selling, advertising and promotional expense	19%	15%
Stock-based compensation expense	5%	4%
Litigation charge and related expenses	—%	1%
General and administrative expense	33%	29%
Total selling, general and administrative expenses	74%	70%
Operating loss	(17)%	(13)%
Change in warrant derivative liabilities	(26)%	—%
Change in fair value of secured convertible notes payable	(4)%	—%
Secured convertible note payable issuance expenses	(3)%	—%
Other income and interest expense, net	(3)%	(1)%
Loss before income tax benefit	(53)%	(14)%
Income tax benefit)	—%	—%
Net loss	(53)%	(14)%
Net loss per share information:
Basic	$(3.54)	$(1.17)
Diluted	$(3.54)	$(1.17)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,295
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the years ended December 31, 2014 and 2013 were derived from the following sources:

	Years ended December 31,
	2014	2013
DVM-800	40%	2%
DVM-500 Plus	11%	39%
FirstVu HD and FirstVu	11%	3%
DVM-100 & DVM-400	7%	10%
DVM-250 & DVM- 250 Plus	5%	7%
DVM-750	4%	16%
Laser Ally	2%	3%
Repair and service	2%	2%
Accessories and other revenues	18%	18%
	100%	100%

We experienced a change in the sales mix of our products for the year ended December 31, 2014 compared to the year ended December 31, 2013. Our newer products, the DVM-800 and the FirstVU HD, contributed 51% of total sales for the twelve months ended December 31, 2014, compared to 5% for the comparable period ending December 31, 2013. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during 2015.

Revenues for the years ended December 31, 2014 and 2013 were $17,444,419 and $17,826,329, respectively, a decrease of $381,910 (2%), due to the following factors:

●	Our revenues decreased approximately 2% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenues were negatively impacted over the first six months of 2014 due to the actions of Utility Associates, Inc. in sending threatening letters to our customers and potential customers and the overall challenging economy that continued to affect state, county and municipal budgets that fund our law enforcement customers. However, we had an improvement in revenues during the final six months of the year ended December 31, 2014. The improvement is likely attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and our legal actions to stop Utility’s letter writing campaign and our lawsuits to recover damages from Utility for its actions. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions.

●	Our average order size decreased slightly from approximately $2,680 in the year ended December 31, 2013 to $2,615 during the year ended December 31, 2014. We shipped nine individual orders in excess of $100,000, for a total of approximately $3.8 million in revenue, in the year ended December 31, 2013 compared to six orders individually in excess of $100,000, for total revenue of approximately $2.5 million in the year ended December 31, 2014. We maintained consistent retail pricing on our law enforcement mirror models during 2014 and do not plan any material changes in pricing during 2015, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. We are experiencing some price competition and discounting from our competitors as they attempt to regain market share. In that regard, we have lowered the retail price of our FirstVU HD product to $795. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and First VU HD, introduced in 2013, contributed 51% of total sales for the twelve months ended December 31, 2014, compared to 5% for the comparable period ending December 31, 2013. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2015.

●	Our international revenues decreased to $961,763, representing 6% of total revenues, during the year ended December 31, 2014 compared to $1,159,183, representing 7% of total revenues, during the year ended December 31, 2013. We received a substantial purchase order from our distributor in Mexico during October 2014, which was shipped in the fourth quarter 2014. Nonetheless, our 2014 international revenues were below our expectations given the high level of bidding during the year. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the year ended December 31, 2014 and 2013 was $7,521,626 and $7,717,839, respectively, a decrease of $196,213 (3%). The decrease in cost of goods sold is primarily due to the 2% decrease in revenues and the transition of our sales mix to our newer products with greater margins, such as the DVM-800 and FirstVU HD. Cost of sales as a percentage of revenues was 43% for both of the years ended December 31, 2014 and 2013. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2015. Improving gross margins through reductions in conversion costs (engineering changes and rework) and manufacturing inefficiencies are main focuses of management and engineering. In addition, we have reorganized our production and manufacturing operations by placing a greater emphasis upon contract manufacturers, including those located offshore. Uncertainties regarding the size and timing of large international orders make it difficult for us to maintain efficient production and staffing levels if all orders are processed through our manufacturing facility. By outsourcing more of our production requirements to contract manufacturers, we believe that we can benefit from greater volume purchasing and production efficiencies and reduce our fixed and semi-fixed overhead costs. We believe that our manufacturers will be able to ramp up production quickly in order to meet the varying demands of our international customers. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $600,578 and $260,713 in reserves for obsolete and excess inventories at December 31, 2014 and December 31, 2013, respectively. Total raw materials and component parts were $2,987,124 and $2,204,216 at December 31, 2013 and December 31, 2012, respectively, an increase of $782,908 (36%). The increase in raw materials and component parts is primarily attributable to increased forecasts for the FirstVU HD and DVM-750 products and the need to secure long lead component inventory items in advance of production. Finished goods balances were $6,576,480 and $6,097,254 at December 31, 2014 and December 31, 2013, respectively, an increase of $497,226 (8%). The increase in finished goods was primarily in test and evaluation inventory products we had outstanding with prospective customers at December 31, 2014, particularly for FirstVU HD’s being tested by prospective customers. Finished goods at December 31, 2014 consist primarily of the Laser Ally products, and reasonable levels of our DVM-500 Plus and DVM-750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 6.1% as of December 31, 2014 compared to 3.1% at December 31, 2013. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2014.

Gross Profit

Gross profit for the years ended December 31, 2014 and 2013 was $9,922,793 and $10,108,490, respectively, a decrease of $185,697 (2%). The decrease is commensurate with the 2% decrease in revenues and the fact that cost of sales as a percentage of revenues was constant at 43% for the year’s ended December 31, 2014 and 2013. Our goal is to improve our margins based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015. In addition, as revenues increase from these products, we will seek to further improve our margins from these new products through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,811,987 and $12,358,932 for the years ended December 31, 2014 and 2013, respectively, an increase of $453,055 (4%). Selling, general and administrative expenses as a percentage of sales increased to 74% from 70% in 2014 and 2013. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2014	2013
Research and development expense	$2,905,407	$3,669,022
Selling, advertising and promotional expense	3,340,764	2,699,884
Stock-based compensation expense	834,593	705,612
Professional fees and expense	1,153,985	603,375
Executive, sales, and administrative staff payroll	2,012,552	2,058,839
Litigation charge and related expenses	—	208,316
Other	2,564,686	2,413,884
Total	$12,811,987	$12,358,932

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,905,407 and $3,669,022 for the years ended December 31, 2014 and 2013, respectively, a decrease of $763,615 (21%). We launched our VuLink and MicroVU HD product during 2014 and early 2015 together with VUVault.net, our cloud-based storage solution. Further, we launched the FirstVU HD at the end of June 2013 and the DVM-800 in December 2013, which contributed to the research and development expenses being higher for the twelve months ended December 31, 2013 compared to December 31, 2014. In addition, the decrease in research and development expenses in 2014 was attributable to our discontinuing an in-car video project that utilized contract engineers. We employed a total of 22 engineers at December 31, 2014, most of whom are dedicated to research and development activities for new products compared to 30 engineers at December 31, 2013. Research and development expenses as a percentage of total revenues were 17% in 2014 and 21% in 2013. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,340,764 and $2,699,884 for the years ended December 31, 2014 and 2013, respectively, an increase of $640,880 (24%). Salesman salaries and commissions represent the primary components of these costs and were $2,729,589 and $2,237,989 for the years ended December 31, 2014 and 2013, respectively, an increase of $491,600 (22%). The effective commission rate was 15.6% and 12.6% for the years ended December 31, 2014 and 2013, respectively. We hired additional territory salesmen during the last half of 2013 to provide better coverage of the domestic market, which contributed to the increased effective commission rate for the twelve months ended December 31, 2014.

Promotional and advertising expenses totaled $611,175 during the year ended December 31, 2014 compared to $461,895 during the year ended December 31, 2013, an increase of $149,280 (32%). The increase is primarily attributable to increased media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, introduce our FirstVU HD and develop awareness of the DVM-800 in the law enforcement channel during 2014.

Stock-based compensation expense. Stock based compensation expense totaled $834,593 and $705,612 for the years ended December 31, 2014 and 2013, respectively, an increase of $128,981 (18%). The increase is primarily due to the amortization of the restricted stock granted during 2014 to our officers, directors, and other employees that had the effect of increasing the stock compensation expense for the year ended December 31, 2014 compared to 2013.

Professional fees and expense. Professional fees and expenses totaled $1,153,985 and $603,375 for the years ended December 31, 2014 and 2013, respectively, an increase of $550,610 (91%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses for the year ended December 31, 2014 compared to 2013 is primarily attributable to higher litigation expenses related to DragonEye, Gans and Utility Associates litigation. See Litigation for details.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,012,552 and $2,058,839 for the years ended December 31, 2014 and 2013, respectively, a decrease of $46,287 (2%). This decrease is primarily attributable to cost containment measures implemented during 2014. However, we may have to hire additional technical support staff to handle field inquiries and installation matters in the future because our installed customer base has expanded and additional technical support will be required for our new products, such as the DVM-800, FirstVU HD and VULink.

Litigation charge and related expenses. Litigation charges and expenses totaled $-0- and $208,316 for the years ended December 31, 2014 and 2013, respectively, a decrease of $208,316 (100%). On June 5, 2013, the Company filed a lawsuit against Dragoneye, one of its domestic vendors. Management reviewed the status of the case with Company counsel and determined it was appropriate to accrue a loss of $208,316 at December 31, 2013. See Litigation for details.

Other. Other selling, general and administrative expenses totaled $2,564,686 and $2,413,884 for the years ended December 31, 2014 and 2013, respectively, an increase of $150,802 (6%). The increase in 2014 was primarily attributable to increased amortization expense in 2014 as patents and trademarks that were no longer active or being pursued were expensed.

Operating Loss

For the reasons previously stated, our operating loss was $2,889,194 and $2,250,442 for the years ended December 31, 2014 and 2013, respectively, a deterioration of $638,752 (28%). Operating loss as a percentage of revenues increased to 17% in 2014 from 13% in 2013.

Interest Income

Interest income increased to $13,660 for the year ended December 31, 2014 from $11,390 in 2013.

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

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $2,038,032 which was recorded as a current liability in the accompanying Balance Sheet. Changes in the fair value of the warrant derivative totaled $1,193,694 for the year ended December 31, 2014.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note exercised its right to convert $36,600 principal amount into 6,000 shares of common stock of the Company at the conversion price of $6.10 per share. The increase in fair market value of these 6,000 shares over the $36,600 principal retired was $89,400 representing the increase in our stock price over the conversion rate as of the conversion date.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on their fair value basis. The change in fair market value of the Secured Convertible Note associated with the conversion of debt was $384,614 during the twelve months ended December 31, 2014 representing the increase in the Company’s stock price over the conversion rate as of the respective conversion dates. As of December 31, 2014 the fair market value of the $4.0 million Secured Convertible Note was $3,273,431 representing a change in fair market value for the twelve months ended December 31, 2014 totaling $302,552. Accordingly, the total change in fair value of the two secured convertible notes payable was $687,166 for the twelve months ended December 31, 2014.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the twelve months ended December 31, 2014. Such costs totaled $579,066 and included $360,000 in placement agent fees and the remainder was primarily legal fees.

Other Income (Expense)

Other income (expense) decreased to ($5,589) for the year ended December 31, 3014 from $19,073 in 2013. The decrease is attributable to the reduction in fair value and disposal of marketable securities in the twelve months ended December 31, 2014.

Interest Expense

We incurred interest expense of $499,744 and $277,961 during the years ended December 31, 2014 and 2013, respectively, an increase of $221,783 (80%). The increase in interest expense reflects the Secured Convertible Note and the $4.0 million Secured Convertible Note issued in March and August 2014, both of which borer interest at the rate of 6% per annum. We issued an aggregate of $2.5 million of subordinated notes during 2011 which remain outstanding and bear interest at the rate of 8% per annum. The maturity date of the subordinated notes are due and payable in full on May 30, 2015. On March 24, 2014, we issued the Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum. Principal payments were not due for the first six months, then ratably for its remaining 18-month term. In December 2014, $36,600 of the principal balance was converted to equity by the holder of the $4.0 million Secured Convertible Note.

We amortized $132,447 representing the discount associated with the $2.5 million subordinated note during the twelve months ended December 31, 2014. The total remaining unamortized discount at December 31, 2014 was $55,187 related to the $2.5 million subordinated note.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $9,163,261 and $2,497,940 for the years ended December 31, 2014 and 2013, respectively, a deterioration of $6,665,321 (267%).

Income Tax Benefit

We recorded no income tax benefit related to our losses for the years ended December 31, 2014 and 2013, respectively, due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2014. During 2014, we increased our valuation reserve on deferred tax assets by $4,722,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $18,758,000 of net operating loss carryforwards and $1,570,000 of research and development tax credit carryforwards as of December 31, 2014 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $9,163,261 and $2,497,940 for the years ended December 31, 2014 and 2013, respectively, a deterioration of $6,665,321 (267%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.54 and $1.17 for the years ended December 31, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2014 and 2013 because of the net loss reported for each period.

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

On March 24, 2014, the Company completed a private placement of $2.0 aggregate principal amount of the Secured Convertible Note. The Secured Convertible Note bore interest at 6% per annum payable quarterly and was secured by all assets of the Company. In addition, the holder was also issued detachable warrants to acquire 130,000 shares of common stock at $10.00 per share. On July 10, 2014 the Company and the holder of the Secured Convertible Note entered into an agreement under which the Company reduced the conversion price of the Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,778 principal amount and $2,963 accrued interest on the Secured Convertible Note into 284,928 shares of common stock of the Company. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the Secured Convertible Note exercised its right to convert the remaining outstanding principal on the Secured Convertible Note into 26,263 shares of common stock of the Company in two separate tranches on August 28, 2014 and September 19, 2014. In addition, the holder also exercised its warrants to purchase 130,000 common shares resulting in cash proceeds of $951,600 during 2014 and utilized the cashless exercise feature for the remaining 6,621 shares.

On August 28, 2014, the Company completed the Second Private Placement to the holder of the Secured Convertible Note and issued the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible to common shares at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note converted $36,600 of principal to shares of common stock and in February 2015 the holder exercised it conversion rights on the remaining principal and accrued interest balances in exchange for an additional 655,213 shares of common stock. In connection with the Second Private Placement the Company issued the August Warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share. The Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contained anti-dilution provisions and restricted the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $240,000 and approximately $101,500 of other third party costs for the transaction, which included legal fees. The Company intends to use the funds generated by this credit facility to provide the working capital for its operations in 2015.

In connection with the anti-dilution provisions of the Warrant issued with the Secured Convertible Note, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share.

In accordance with the $4.0 million Secured Convertible Note the Company was required to maintain minimum cash balance of not less than $1.5 million until such time as the Company satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions includes the Company’s shareholders approving the issuance of shares above the Exchange Cap. The $1.5 million minimum cash balance has been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of December 31, 2014. On February 13, 2015, the shareholders approved the issuance of shares above the Exchange Cap thereby releasing the restriction on the cash balances.

We had $4,549,487 (including restricted cash of $1.5 million) of available cash and equivalents and net working capital of approximately $6.9 million as of December 31, 2014. Net working capital as of December 31, 2014 includes approximately $3.0 million of accounts receivable and $9.2 million of inventory. Management believes that it can reduce inventory levels during 2015 to provide funding for operations; however, no assurances can be given in that regard.

Cash and cash equivalents balances: As of December 31, 2014, we had cash and cash equivalents with an aggregate balance of $3,049,716, (which excludes $1.5 million of restricted cash) an increase from a balance of $454,978 at December 31, 2013. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,594,509 net increase in cash during the year ended December 31, 2014:

●	Operating activities:	$3,172,812 of net cash used in operating activities. Net cash used in operating activities was $3,173,041 and $564,660 for the year ended December 31, 2014 and 2013, respectively, a deterioration of $2,608,381. The deterioration was primarily the result of our net loss, increases in accounts receivable and inventory, and decreases in the litigation accrual offset by increases in deferred revenue and accounts payable. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2015, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$1,348,319 of net cash used in investing activities. Cash used in investing activities was $1,348,319 and $336,993 for the years ended December 31, 2014 and 2013, respectively. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we are required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfy all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 7). The $1.5 million minimum cash balance has been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of December 31, 2014. During July 2014 we paid the final judgment regarding the Z-3 litigation (See “Litigation”) from the funds held in the form of a bond and classified as restricted cash. The remainder of the funds held in the bond was remitted back to us and the bond was extinguished at that time. In 2014, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets. During 2013, we acquired tooling for our new FirstVU HD product line.

●	Financing activities:	$7,115,869 of net cash provided by financing activities. Cash provided by financing activities was $7,115,869 and $653,459 for the years ended December 31, 2014 and 2013, respectively. On March 24, 2014, we issued the Secured Convertible Note in the aggregate principal amount of $2,000,000, the proceeds of which were used for general working capital purposes. We paid $224,438 of debt issuance costs related to the Secured Convertible Note in the twelve months ended December 31, 2014. On August 25, 2014, we issued the $4.0 million Secured Convertible Note. We paid $355,628 of debt issuance costs related to it in the twelve months ended December 31, 2014. We also received approximately $1.78 million of proceeds in 2014 from the exercise of stock options and warrants. The net cash provided in 2013 was primarily related to the exercise of stock options. During 2013 and 2014, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $2,594,509 to $3,049,716 for the year ended December 31, 2014.

Commitments:

We had $4,549,716 (including restricted cash of $1.5 million) of cash and cash equivalent balances and net positive working capital approximating $6.9 million as of December 31, 2014. Accounts receivable balances represented $3,043,899 of our net working capital at December 31, 2014. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2015, which would help to provide positive cash flow to support our operations during 2015. Inventory represented $9,243,455 of our net working capital at December 31, 2014 and finished goods represented $6,576,480 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during 2015 by our sales activities, which should provide additional cash flow to help support our operations during 2015.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2014.

Lease commitments-Operating Leases. We have a long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2014 and 2013 was $397,724 and $398,624, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015	$433,965
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,381,827

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $27,053 and $36,645 for the years ended December 31, 2014 and 2013, respectively.

Following is a summary of our licenses as of December 31, 2014:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2015	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2015	Automatically renews for one year periods unless terminated by either party.

Supply and distribution agreement.

We entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the exclusive worldwide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product, which commenced in August 2010 when final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the supply and distribution agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% compared to the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product through December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,280,000 of such products in finished goods inventory as of December 31, 2014 and had sold approximately 960 units since the beginning of the agreement through December 31, 2014.

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

On June 8, 2009, we filed suit against Z3Technologies, LLC (“Z3”) in the U.S. District Court for the District of Kansas claiming breach of a production software license agreement entered into during October 2008 and the rescission of a second limited license agreement entered into during January 2009. Among other claims, we asserted that Z3 failed to deliver the material required under the contracts; that the product that was delivered by Z3 was defective and/or unusable; and that the January 2009 contract should be rescinded and declared void, unenforceable and of no force or effect. We paid license fees and made other payments to Z3 totaling $265,000 under these contracts. Z3 denied our claims and filed counterclaims that allege we did not have the right to terminate the contracts and therefore that it was damaged for loss of profits and related damages. In those counterclaims, Z3 sought to recover approximately $4.5 million from us exclusive of “prejudgment interest.” Our insurance carrier settled a portion of the counterclaims under our director and officer liability insurance policy. The counterclaims that were not resolved by that settlement remained in controversy.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition under the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,280,000) for a full refund as a result of alleged material defects in the products. We have filed a Motion for Summary Judgment seeking the court to order Dragoneye to accept the return of all inventory and refund our purchase price. The Court has not yet acted upon our Motion.

On June 18, 2013, we filed a lawsuit as the plaintiff in the United States District Court for the District of Kansas against BCM Electronics Corp. SDN BHD (“BCM”), which is one of our foreign vendors. We requested the court to award damages related to the alleged breach of contract regarding the failure of BCM to provide the component parts required under two purchase orders (“PO’s”). We also asked the court to declare the two PO’s cancelled and terminated as a result of BCM’s failure to perform. Finally, we requested a temporary, preliminary and permanent injunction to prohibit BCM from using or disclosing any of our trade secrets together with reasonable attorneys’ fees, costs and expenses incurred as a result of this action. The court issued a default judgment against BCM on August 23, 2013 totaling $255,000 and, as a result, we cancelled the open payables we had with BCM (approximately $59,000) in the third quarter 2013. We have not accrued any other amounts related to the default judgment due to the uncertainty of collection. Any recovery will be recorded as income if and when it occurs.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “‘556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ‘556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit has affirmed the Courts previous decision.

In addition, we have begun proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice that the USPTO has granted our request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

Our suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of one of our employees, in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we seek temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. The Court is currently hearing testimony and reviewing evidence relative to our Motion for Temporary Restraining Order and Preliminary Injunction, which we filed contemporaneously with our complaint against Utility.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ‘556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review being performed by the USPTO.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of our Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors will vigorously defend the claims asserted against us and them. We and the Defendant Directors have filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” which Gans had asserted against us and/or the Defendant Directors. The settlement to which the parties have agreed will result in no monetary recovery by any party. The Court must approve the settlement of any shareholder derivative claim, which is set for hearing by court on March 20, 2015. We believe that the settlement will be approved at that hearing which will conclude this litigation resulting in no material effect on the Company’s financial position, results of operations and cash flows, although we can offer no assurances in this regard.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $156,071 and $125,190 for the years ended December 31, 2014 and 2013, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Policies

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 1, “Financial Statements,” of this report. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition/ Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Stock-based Compensation Expense;

●	Accounting for Income Taxes; and

●	Determination of Fair Value Calculation for Financial Instruments and Derivatives.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $148,000 charged off as uncollectible on cumulative revenues of $165.9 million since we commenced deliveries during 2006. As of December 31, 2014 and December 31, 2013, we had provided a reserve for doubtful accounts of $65,977 and $55,033, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on our specific review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2014. However, if the balance due from any significant customer ultimately becomes uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Raw material and component parts	$2,987,124	$2,204,216
Work-in-process	280,429	5,714
Finished goods	6,576,480	6,097,254

Subtotal	9,844,033	8,307,184
Reserve for excess and obsolete inventory	(600,578)	(260,713)

Total	$9,243,455	$8,046,471

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 6.1% of the gross inventory balance at December 31, 2014, compared to 3.1% of the gross inventory balance at December 31, 2013. Finished goods at December 31, 2014 consist primarily of the Laser Ally products, and reasonable levels of our DVM-500 Plus and DVM-750 products for expected orders. Raw material inventory balances were 36% higher at December 31, 2014 compared to December 31, 2013, due to increased forecasts for FirstVU HD and DVM-750 products and the need to secure long lead time inventory components in advance of production. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2014.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $247,082 as of December 31, 2014 compared to $167,970 as of December 31, 2013, which reflects the increased number of units under warranty and the resolution of the wireless transfer module failures experienced in early 2012. We recently introduced the FirstVU HD and DVM-800, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards that require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were 24,000 options granted during the year ended December 31, 2014

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of December 31, 2014 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2013, cumulative valuation allowances in the amount of $7,970,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $12,692,000 to fully reserve our deferred tax assets at December 31, 2014. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2014 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2014 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2014 in two separate transactions the Company issued a total of $6.0 million of secured convertible notes with detachable warrants to purchase common stock. The Company elected to record the secured convertible notes on their fair value basis. In addition, the warrants to purchase common stock contained anti-dilution provisions that required them to be accounted for as derivative liabilities. Management was required to determine the fair value of these financial instruments outstanding as of the December 31, 2014 for financial reporting purposes.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible note	$-	$-	$3,273,431	$3,273,431
Warrant derivative liabilities	$-	$-	$2,186,214	$2,186,214
	$-	$-	$5,459,645	$5,459,645

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 1992 Internal Control – Integrated Framework, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers, is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2014 (our “2015 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2015 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2015 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2015 Proxy Statement.

Item 11. Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2015 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.

10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.32 to Form 8-K filed July 30, 2012
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.33 to Form 8-K filed July 30, 2012
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.34 to Form 8-K filed July 30, 2012
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	Exhibit 10.35 to Form 8-K filed December 9, 2013
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	Exhibit 10.36 to Form 8-K filed December 9, 2013
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	Exhibit 10.37 to Form 8-K filed December 9, 2013
10.38	Securities Purchase Agreement	Exhibit 10.38 to Form 8-K filed March 21, 2014
10.39	Registration Rights Agreement	Exhibit 10.39 to Form 8-K filed March 21, 2014
10.40	Form of Senior Secured Convertible Note	Exhibit 10.40 to Form 8-K filed March 21, 2014
10.41	Form of Warrant to Purchase Common Stock	Exhibit 10.41 to Form 8-K filed March 21, 2014
10.42	Pledge and Security Agreement	Exhibit 10.42 to Form 8-K filed March 21, 2014
10.43	Patent Assignment for Security	Exhibit 10.43 to Form 8-K filed March 21, 2014
10.44	Trademarks Assignment for Security	Exhibit 10.44 to Form 8-K filed March 21, 2014
10.45	Guaranty	Exhibit 10.45 to Form 8-K filed March 21, 2014
10.46	Deposit Account Control Agreement	Exhibit 10.46 to Form 8-K filed March 21, 2014

10.47	Form of Voting Agreement	Exhibit 10.47 to Form 8-K filed March 21, 2014
10.48	Form of Lock-Up Agreement	Exhibit 10.48 to Form 8-K filed March 21, 2014
10.49	Securities Purchase Agreement	Exhibit 10.49 to Form 8-K filed August 25, 2014
10.50	Registration Rights Agreement	Exhibit 10.50 to Form 8-K filed August 25, 2014
10.51	Form of Senior Secured Convertible Note	Exhibit 10.51 to Form 8-K filed August 25, 2014
10.52	Form of Warrant to Purchase Common Stock	Exhibit 10.52 to Form 8-K filed August 25, 2014
10.53	Amended and Restated Pledge and Security Agreement	Exhibit 10.53 to Form 8-K filed August 25, 2014
10.54	Patent Assignment for Security	Exhibit 10.54 to Form 8-K filed August 25, 2014
10.55	Trademarks Assignment for Security	Exhibit 10.55 to Form 8-K filed August 25, 2014
10.56	Amended and Restated Guaranty Agreement	Exhibit 10.56 to Form 8-K filed August 25, 2014
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	Exhibit 10.57 to Form 8-K filed August 25, 2014
10.58	Form of Voting Agreement	Exhibit 10.58 to Form 8-K filed August 25, 2014
10.59	Form of Lock-Up Agreement	Exhibit 10.59 to Form 8-K filed August 25, 2014
10.60	Reaffirmation Agreement	Exhibit 10.60 to Form 8-K filed August 25, 2014
10.61	Senior Secured Convertible Note	Exhibit 10.61 to Form 8-K filed August 28, 2014
10.62	Warrant to Purchase Common Stock	Exhibit 10.62 to Form 8-K filed August 28, 2014
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10K for the Year ending December 31, 2014.
23.1	Consent of Grant Thornton LLP		X
23.2	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2014 and 2013.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 23, 2015
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 23, 2015
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 23, 2015
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 23, 2015
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 23, 2015
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

