Form 10-Q
period 2015-03-31
DIGITAL ALLY INC
filed 2015-05-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2015
Common Stock, $0.001 par value	4,021,069

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2015

2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,272,288	$3,049,716
Restricted cash	—	1,500,000
Accounts receivable-trade, less allowance for doubtful accounts of $65,977 – 2015 and $65,977 – 2014	3,152,776	3,043,899
Accounts receivable-other	88,237	139,204
Inventories	10,605,792	9,243,455
Prepaid expenses	639.819	372,326
Total current assets	16,758,912	17,348,600

Furniture, fixtures and equipment	4,349,557	4,228,139
Less accumulated depreciation and amortization	3,293,929	3,182,473

	1,055,628	1,045,666

Intangible assets, net	251,909	245,684
Other assets	277,513	234,342
Total assets	$18,343,962	$18,874,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,936,195	$2,410,876
Accrued expenses	1,170,182	1,142,973
Secured convertible note payable-current	—	2,019,720
Subordinated note payable-current, net of discount of $22,075 – 2015 and $55,187 –2014	2,477,925	2,444,813
Derivative liabilities	591,747	2,186,214
Capital lease obligation-current	39,351	61,140
Deferred revenue-current	145,700	138,052
Income taxes payable	7,957	7,954
Customer deposits	—	1,878
Total current liabilities	6,369,057	10,413,620

Long-term liabilities:
Secured convertible note payable-long term, at fair value	—	1,253,711
Capital lease obligation-long term	1,564	3,849
Deferred revenue-long term	1,126,600	939,100

Total long term liabilities	1,128,164	2,196,660

Commitments and contingencies

Common stock, $0.001 par value; 9,375,000 shares authorized; shares issued: 4,046,599 – 2015 and 3,092,497 – 2014	4,046	3,092
Additional paid in capital	44,319,395	33,326,908
Treasury stock, at cost (shares: 63,518 – 2015 and 63,518 - 2014)	(2,157,226)	(2,157,226)
Accumulated deficit	(31,319,474)	(24,908,762)
Total stockholders’ equity	10,846,741	6,264,012
Total liabilities and stockholders’ equity	$18,343,962	$18,874,292

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months ended March 31,
	2015	2014

Product revenue	$4,057,000	$3,781,128
Other revenue	191,764	127,213
Total revenue	4,248,764	3,908,341
Cost of revenue	2,595,024	1,587,402
Gross profit	1,653,740	2,320,939
Selling, general and administrative expenses:
Research and development expense	743,343	855,249
Selling, advertising and promotional expense	843,886	607,144
Stock-based compensation expense	269,200	130,847
General and administrative expense	1,760,506	1,273,851
Total selling, general and administrative expenses	3,616,935	2,867,091
Operating loss	(1,963,195)	(546,152)

Interest income	5,315	2,514
Change in warrant derivative liabilities	165,722	—
Change in fair value of secured convertible notes payable	(4,434,383)	—
Secured convertible note payable issuance expenses	(59,876)	(224,438)
Other income (expense)	1,878	(3,611)
Interest expense	(126,173)	(99,812)
Loss before income tax expense	(6,410,712)	(871,499)
Income tax expense	—	—
Net loss	$(6,410,712)	$(871,499)
Net loss per share information:
Basic	$(1.90)	$(0.39)
Diluted	$(1.90)	$(0.39)

Weighted average shares outstanding:
Basic	3,371,008	2,252,571
Diluted	3,371,008	2,252,571

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2015	3,092,497	$3,092	$33,326,908	$(2,157,226)	$(24,908,762)	$6,264,012

Stock-based compensation	—	—	269,200	—	—	269,200

Restricted common stock grant	86,500	87	(87)	—	—	—
Issuance of common stock upon exercise of stock options	94	—	662	—	—	662

Issuance of common stock upon exercise of common stock purchase warrants	212,295	212	2,982,533	—	—	2,982,745

Issuance of common stock upon conversion of secured convertible note payable to equity	655,213	655	7,740,179	—	—	7,740,834

Net loss	—	—	—	—	(6,410,712)	(6,410,712)

Balance, March 31, 2015	4,046,599	$4,046	$44,319,395	$(2,157,226)	$(31,319,474)	$10,846,741

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Cash Flows From Operating Activities:
Net loss	$(6,410,712)	$(871,499)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	161,977	115,250
Secured convertible note payable issuance expenses	—	224,438
Change in derivative liabilities	(165,722)	—
Change in fair value of secured convertible notes payable	4,434,383	—
Interest expense related to stock conversion	33,020	—
Stock based compensation	269,200	130,847
Provision for inventory obsolescence	189,003	31,618
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(108,877)	(357,653)
Accounts receivable - other	50,967	46,988
Inventories	(1,551,340)	(168,853)
Prepaid expenses	(277,687)	(41,403)
Other assets	(43,171)	(8,846)
Increase (decrease) in:
Accounts payable	(474,681)	110,414
Accrued expenses	27,209	(136,201)
Income taxes payable	3	(30)
Deposits	(1,878)	—
Unearned income	195,148	171,196
Net cash used in operating activities	(3,673,158)	(753,734)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(121,418)	(40,449)
Additions to intangible assets	(13,440)	(39,333)
Release of restricted cash related to secured convertible note	1,500,000	—
Net cash provided by (used) in investing activities	1,365,142	(79,782)
Cash Flows from Financing Activities::
Proceeds from exercise of stock options and warrants	1,554,662	—
Proceeds from secured convertible note payable	—	2,000,000
Debt issuance expenses for secured convertible note payable	—	(224,438)
Payments on capital lease obligation	(24,074)	(22,089)
Net cash provided by in financing activities	1,530,588	1,753,473
Net increase (decrease) in cash and cash equivalents	(777,428)	919,957
Cash and cash equivalents, beginning of period	3,049,716	454,978
Cash and cash equivalents, end of period	$2,272,288	$1,374,935
Supplemental disclosures of cash flow information:
Cash payments for interest	$111,285	$55,938
Cash payments for income taxes	$8,197	$10,030
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock purchase warrants for senior secured note payable	$—	$355,873
Restricted common stock grant	$87	$75
Conversion of secured convertible note into common stock	$7,740,179	$—

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

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc., and Medical Devices Ally, LLC. All intercompany balances and transactions have been eliminated during consolidation.

Digital Ally formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, Medical Devices Ally, LLC was formed in July 2014 and has been inactive since formation.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items. The Company accounts for its secured convertible notes payable and derivative liabilities on its fair value basis.

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

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty on a straight line method.

Sales returns and allowances aggregated $313,376 and $226,876 for the three months ended March 31, 2015 and 2014, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight line method.

Debt:

The Company’s debt securities are accounted for at amortized cost, except where the Company has elected to account for its secured convertible notes payable on its fair value basis.

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of March 31, 2015 and December 31, 2014, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Customer Deposits:

The Company requires deposits in advance of shipment for certain customer sales orders, in particular when accepting orders from foreign customers for which the Company does not have a payment history. Customer deposits are reflected as a current liability in the accompanying Condensed Consolidated Balance Sheets.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $23,975 and $14,759 for the three months ended March 31, 2015 and 2014, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred The Company incurred total advertising expense of approximately $125,688 and $103,106 for the three months ended March 31, 2015 and 2014, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2015 and 2014. There have been no penalties in the three months ended March 31, 2015 and 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2015 and 2014.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2015 and 2014, sales by geographic area were as follows:

	Three months ended March 31,
	2015	2014
Sales by geographic area:
United States of America	$4,209,076	$3,887,832
Foreign	39,688	20,509
	$4,248,764	$3,908,341

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $65,977 as of March 31, 2015 and December 31, 2014.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No international distributor individually exceeded 10% of total revenues for the three months ended March 31, 2015 and 2014. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2015, and 2014, and totaled $312,451, or 10% of total accounts receivable, and $379,755, or 17% of total accounts receivable, respectively.

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

The Company entered into agreements with two unaffiliated companies (the “Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent approximately 51% of the Company’s total revenue; and one of the product lines is expected to increase in the future to the extent that it may represent an even more significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers, except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has discontinued purchases from one of the manufacturers of the LaserAlly product and is re-evaluating such product line.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw material and component parts	$3,338,562	$2,987,124
Work-in-process	350,845	280,429
Finished goods	7,705,966	6,576,480
Subtotal	11,395,373	9,844,033
Reserve for excess and obsolete inventory	(789,581)	(600,578)
Total	$10,605,792	$9,243,455

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $577,946 and $645,300 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE, SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

Subordinated Notes Payable

	March 31, 2015	December 31, 2014
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	(22,075)	(55,187)
Total notes payable	2,477,925	2,444,813
Less: Current Maturities of long-term debt	2,477,925	2,444,813
Subordinated notes payable, long-term	$—	$—

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

On July 24, 2012, the Company entered into an agreement with the third party lender that extended the maturity date of the Notes from May 30, 2013 to May 30, 2014. In connection with the extension, the Company reduced the exercise price for the Warrants exercisable to purchase 56,250 shares previously granted to the lender from $8.00 to $4.00 and extended their expiration date from November 30, 2013 to November 30, 2015. The Company issued an unaffiliated third party a warrant exercisable to purchase 6,250 shares of Common Stock at a price of $4.00 per share through November 30, 2015 for its services in connection with the extension of the maturity dates of the Notes. Additionally, the Company reduced the exercise price of warrants it had issued to such firm in May and November 2011 from $8.00 per share to $4.00 per share and extended their maturity dates to November 30, 2015. Such warrants are exercisable to purchase 13,750 shares of Common Stock. The Company allocated $38,052 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the independent third party in July 2012 and the modification of the warrants for reducing the exercise price from $8.00 to $4.00 associated with extending the maturity date of the Note from May 30, 2013 to May 30, 2014. The restructuring of the Notes that occurred in July 2012 was treated as a modification of the debt and the remaining unamortized discount of the notes payable will be amortized to interest expense ratably over the modified terms of the Notes.

On December 4, 2013, the Company entered into an agreement with the same third party lender to extend the maturity date of the Notes from May 30, 2014 to May 30, 2015. In connection with the extension, the Company granted the lender warrants exercisable to purchase 40,000 shares of its common stock at $8.50 per share through December 3, 2018. The Company also paid fees totaling $10,000 to an unaffiliated third party and issued a warrant exercisable to purchase 10,000 shares of Common Stock at a price of $8.50 per share through December 3, 2018 for its services in connection with the extension of the maturity dates of the Notes. The Company allocated $205,820 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the lender and the unaffiliated third party who arranged the transaction. In addition, the cash fees paid to the unaffiliated third party totaling $10,000 were included in the discount on the Notes. The restructuring of the Notes that occurred in December 2013 was treated as a modification of the debt and the remaining unamortized discount of the notes payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $33,112 and $41,639 for the three months ended March 31, 2015, and 2014, respectively.

Secured Convertible Note Payable

	March 31, 2015	December 31, 2014
Secured convertible note payable, at fair value	$—	$3,273,431
Less: Current maturities	—	(2,019,720)
Secured convertible note payable, long-term	$—	$1,253,711

On August 28, 2014, the Company completed a second private placement to the holder of the Secured Convertible Note of $4.0 million aggregate principal amount of a Secured Convertible Note (the “$4.0 million Secured Convertible Note”). The $4.0 million Secured Convertible Note bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term of the $4.0 million Secured Convertible Note. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible into common shares at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days.

In connection with the second private placement the Company issued a warrant (the “August Warrant”) to purchase 262,295 shares of common stock at $7.32 per share. The August Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness.

The August Warrant was treated as a derivative liability for accounting purposes. Accordingly, the Company has estimated the fair value of the warrant derivative as of the date the $4.0 million Secured Convertible Note was issued at $992,521. Changes in the fair value of the warrant derivative liabilities totaled $1,193,694 through December 31, 2014, and the derivative liability was $2,186,214 as of December 31, 2014 in the accompanying Consolidated Balance Sheet.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note exercised its right to convert $36,600 of principal on the into 6,000 shares of common stock of the Company at the conversion price of $6.10 per share. The increase in fair market value of these 6,000 shares over the $36,600 principal retired was $89,400, representing the increase in the Company’s stock price over the conversion rate as of the conversion date. Such amount was recognized as a charge to the income statement during the year ended December 31, 2014 and included in change in fair value of secured convertible notes payable.

The Company paid a placement agent fee of $240,000 and approximately $101,500 of third party costs for the transaction, which included legal fees. The Company elected to account for the $4.0 million Secured Convertible Note on its fair value basis, therefore, all related debt issuance expenses which totaled $354,628 were charged to other expenses in the year ended December 31, 2014. The fair market value of the $4.0 million Secured Note was $3,273,431 at December 31, 2014 and the $302,552 change in fair market value of the note was included in change in fair value of secured notes payable in the Condensed Consolidated Statement of Operations.

The holder of the $4.0 million Secured Convertible Note had no right to convert the Secured Convertible Notes or exercise the Warrants to the extent that such conversions or exercises would result in the holder being the beneficial owner in excess of 4.99% of the Company’s stock. In addition, the holder had no right to convert the $4.0 million Secured Convertible Note or exercise the August Warrant if the issuance of shares of the common stock upon such conversion or exercise would breach the Company’s limitation under the applicable Nasdaq listing rules (the “Exchange Cap”). For these purposes the Exchange Cap limit applicable to such conversions or exercises of the Secured Convertible Note and the $4.0 million Secured Convertible Note and the Warrant and August Warrant was based upon the aggregation of such instruments as one issuance and on the number of shares the Company had issued and outstanding when it issued the Secured Convertible Note and Warrant in March 2014. The Exchange Cap limitation would not apply if the Company’s shareholders approve issuances above the Exchange Cap.

The Company was required to maintain a minimum cash balance of not less than $1.5 million until such time as the Company satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions included the Company’s shareholders approving the issuance of shares above the Exchange Cap. The $1.5 million minimum cash balance was been reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of December 31, 2014.

The Company called a Special Meeting of Shareholders in which it sought approval from its shareholders for issuances of shares above the Exchange Cap. On February 13, 2015 its shareholders gave such approval. Upon such approval, the Company satisfied all of the “Equity Conditions” which released all of the restrictions on cash balances.

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal of $3,963,780 into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. The increase in fair market value of these 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Such amount was recognized as a charge to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2015 and included in change in fair value of secured convertible notes payable.

The holder also exercised 212,295 of its August Warrants on March 24, 2015 with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2015 (period from April 1, 2015 to December 31, 2015)	$38,368
2016	3,961
2017	—
2018	—
2019 and thereafter	—
Total future minimum lease payments	42,329
Less amount representing interest	1,415
Present value of minimum lease payments	40,914
Less current portion	39,351
Capital lease obligations, less current portion	$1,564

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	March 31, 2015	December 31, 2014
Office furniture, fixtures and equipment	$280,304	$280,304
Less: accumulated amortization	(152,752)	(135,115)
Net furniture, fixtures and equipment	$127,552	$145,189

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liability	$-	$-	$591,747	$591,747
	$-	$-	$591,747	$591,747

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accrued warranty expense	$240,562	$247,082
Accrued sales commissions	30,662	89,600
Accrued payroll and related fringes	264,965	154,851
Accrued insurance	39,019	81,431
Accrued rent	251,813	260,634
Accrued litigation and related charges	—	53,666
Other	343,161	255,709
	$1,170,182	$1,142,973

Accrued warranty expense was comprised of the following for the three months ended March 31, 2015:

2015
Beginning balance	$247,082
Provision for warranty expense	13,533
Charges applied to warranty reserve	(20,054)
Ending balance	$240,562

NOTE 8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2015 and 2014 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of March 31, 2014 because of the overall net operating loss carryforwards available.

The valuation allowance on deferred tax assets totaled $15,635,000 and $12,692,000 as of March 31, 2015 and December 31, 2014, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The recovery from the economic recession, which adversely impacted state and local governmental budgets in particular, remained weak in 2015 and 2014, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax rolls. The economy showed improvement in 2015 and 2014, but the establishment of a long-term positive impact on the state and local budgets is still uncertain at best. Despite the improvement in general economic conditions, and our ongoing cost containment efforts, we incurred additional losses in the three months ended March 31, 2015 that placed us in a three-year cumulative loss position at March 31, 2015. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined to increase our valuation allowance by $2,943,000 to continue to fully reserve our deferred tax assets at March 31, 2015. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At March 31, 2015, the Company had available approximately $26,630,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2024 and 2035. In addition, the Company had research and development tax credit carryforwards approximating $1,620,000 available as of March 31, 2015, which expire between 2023 and 2035.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2035, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2011 and all prior tax years.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2015 and 2014 was $99,431 and $99,431, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015(period from April 1, 2015 to December 31, 2015)	$325,713
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,273,575

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,539 and $7,427 for the three months ended March 31, 2015 and 2014, respectively.

Supply and distribution agreement. The Company entered into a supply and distribution agreement with Dragoneye Technology, LLC (“Dragoneye”) on May 1, 2010 under which it was granted the exclusive world-wide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% of the original commitment. The Company agreed to release its world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,325,000 of such products in finished goods inventory as of March 31, 2015 and had sold approximately 980 units since the beginning of the agreement through March 31, 2015.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,280,000) for a full refund as a result of alleged material defects in the products. We have filed a Motion for Summary Judgment seeking the court to order Dragoneye to accept the return of all inventory and refund our purchase price. The Court has not yet acted upon our Motion.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ‘556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the Court’s previous decision.

In addition, we began proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage.

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

On December 11, 2014, the parties agreed in principle, to compromise and dismiss with prejudice, substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” which Gans had asserted against us and the Defendant Directors. The settlement to which the parties have agreed will result in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $36,830 and $40,957 for the three months ended March 31, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $269,200 and $130,847 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had adopted six separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”) and (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 1,175,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 11,468 options remain available for grant under the various Plans as of March 31, 2015.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of March 31, 2015.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the three months ended March 31, 2015 are reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	370,743	$18.97
Granted	—	—
Exercised	(94)	(7.04)
Forfeited	(563)	(7.04)
Outstanding at March 31, 2015	370,086	$18.99
Exercisable at March 31, 2015	302,485	$22.35
Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2015.

At March 31, 2015, the aggregate intrinsic value of options outstanding was approximately $1,223,700, and the aggregate intrinsic value of options exercisable was approximately $631,067. The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $520.

As of March 31, 2015, the unamortized portion of stock compensation expense on all existing stock options was $72,722, which will be recognized over the next 35 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2015:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	64,624	8.0 years	18,250	7.2 years
$4.00 to $6.99	40,250	7.5 years	28,773	7.4 years
$7.00 to $9.99	56,215	2.8 years	46,465	1.9 years
$10.00 to $12.99	52,808	2.2 years	52,808	2.2 years
$13.00 to $15.99	51,439	5.4 years	51,439	5.4 years
$16.00 to $18.99	1,375	2.1 years	1,375	2.1 years
$19.00 to $29.99	6,500	4.4 years	6,500	4.4 years
$30.00 to $55.00	96,875	2.7 years	96,875	2.7 years
	370,086	4.5 years	302,485	3.7 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2015 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2015	188,500	$5.32
Granted	86,500	11.50
Vested	(43,000)	(8.45)
Forfeited	—	—
Nonvested balance, March 31, 2015	232,000	$7.04

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2015, there were $1,121,783 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 35 months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2015 (April 1, 2015 through December 31, 2015)	115,500
2016	65,300
2017	37,950
2018	13,250

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance and extension of the Notes and Secured Convertible Note and the $4.0 million Secured Convertible Note (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 94,186 shares of common stock at $4.00 to $8.50 per share after modification. The Warrants expire from November 30, 2015 through August 29, 2019 and allow for cashless exercise. The holder of the Secured Convertible Note and the $4.0 million Secured Convertible Note has registration rights, but the holder of the Notes does not have such rights. The fair value of the Warrants was estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants outstanding as of March 31, 2015 are reflected in the following table.

Expected term of the Warrants	60 months
Expected volatility of Company stock	113% - 254%
Expected dividends	None
Risk-free interest rate	1.67% - 1.78%
Forfeiture rate	0%

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2015	306,481	$7.47
Granted	—	—
Exercised	(212,295)	(7.32)
Vested Balance, March 31, 2015	94,186	$7.79

The total intrinsic value of all outstanding warrants aggregated $466,878 as of March 31, 2015 and the weighted average remaining term is 48 months.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Numerator for basic and diluted loss per share – Net loss	$(6,410,712)	$(871,499)
Denominator for basic loss per share – weighted average shares outstanding	3,371,008	2,252,571
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	3,371,008	2,252,571
Net loss per share:
Basic	$(1.90)	$(.39)
Diluted	$(1.90)	$(.39)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2015 and 2014, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2013 and 2014, that in turn could cause us to be unable to pay our $2.5 million of subordinated debt as required; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, VuLink and VuVault.net, will continue to translate into sales during 2015; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400 and DVM-800), speed detection (Laser Ally) and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. Finally, we launched the new FirstVU HD in June 2013 and the DVM-800 in December 2013 and VuLink in November 2014. We have additional research and development projects that we anticipate will result in several new product launches in 2015. We believe that the launch of these new products will help to diversify and increase our product offerings.

We experienced operating losses for all but one of the quarters during 2015 and 2014. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$4,248,764	$5,419,611	$4,666,713	$3,449,754	$3,908,341
Gross profit	1,653,740	3,211,532	2,461,933	1,928,389	2,320,939
Gross profit margin percentage	38.9%	59.3%	52.8%	55.9%	59.4%
Total selling, general and administrative expenses	3,616,935	3,548,365	3,502,492	2,894,039	2,867,091
Operating income (loss)	(1,963,195)	(336,833)	(1,040,559)	(965,650)	(546,152)
Operating margin percentage	(46.2% )	(6.2% )	(22.3)%	(28.0)%	(14.0% )
Net income (loss)	$(6,410,712)	$(901,115)	$(6,402,558)	$(988,089)	$(871,499)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our new products, such as the FirstVU HD, MicroVU HD and DVM-800. We reported an operating loss of $1,963,195 on revenues of $4,248,764 for first quarter 2015 compared to an operating loss of $336,833 on revenues of $5,419,611 for fourth quarter 2014, an operating loss of $1,040,559 on revenues of $4,666,713 for third quarter 2014, an operating loss of $965,650 on revenues of $3,449,754 for second quarter 2014, and an operating loss of $546,152 on revenues of $3,908,341 for first quarter 2014. Our revenues decreased in first quarter 2015 from fourth quarter 2014 and third quarter 2014. We attribute the decrease to product shortages of our popular FirstVU HD’s, which dramatically reduced our shipments for first quarter 2015, and to flat sales of our in-car video system sales while departments focus on testing our body worn cameras and evaluating their budgets. There has been much discussion regarding Federal and State matching grants to increase the deployment of body-worn cameras, which we believe tended to delay purchasing decisions until the grant possibilities are clarified. Our gross margin percentage decreased to 38.9% in first quarter 2015 from 59.3% in the fourth quarter 2014 and 52.8% in the third quarter 2014. Our gross margin decline is attributable to the costs of hiring and training new production line workers as we attempted to substantially increase our production rates. In addition, we encountered some printed circuit board issues that dramatically increased rework and scrap rates on our FirstVU HD product. Management views the gross margin deterioration as temporary and expects to return to more normal gross margins during the balance of 2015. Our selling, general and administrative (“SG&A”) expenses were higher in the first quarter 2015 compared to fourth quarter 2014, and third quarter 2014. The primary reason for the increased SG&A expenses in first quarter 2015 compared to third quarter 2014 and fourth quarter 2014 was the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support was required for our new products such as the FirstVU HD and DVM 800. Our international revenues increased to $39,688 during first quarter 2015, compared to $20,509 during first quarter 2014.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in first quarter 2015 to $4,248,764 from $5,419,611 in fourth quarter 2014 and $4,666,713 in third quarter 2014 and we attribute the decreased revenues to several factors. First, we were restricted in the number of units of our popular FirstVU HD we could ship in first quarter 2015 due to product shortages as we did not receive required long lead time components until mid- March 2015. Secondly, we believe many police departments held off regular purchases of in-car video products while they tested body-worn cameras and assessed their budgets. Lastly, we believe many police departments are delaying body-worn and in-car video purchases until recently announced Federal and State matching program possibilities are clarified. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions.

●	We recently launched additional products to complement our DVM-500 Plus and DVM-750 in-car video products in an effort to diversify our sources of revenue. In 2014, we launched our VuLink and in 2015 we launched the new MicroVU HD in car video system. In 2013, we launched the FirstVU HD body worn camera and in late December we launched our new DVM-800 in car video system. The DVM-800 and FirstVU HD, introduced in 2013, contributed 54% of the total sales for the three months ended March 31, 2015, compared to 31% for the three months ended March 31, 2014.

●	Our gross margin percentage decreased to 38.9% in first quarter 2015 from 59.3% in the fourth quarter 2014 and 52.8% in the third quarter 2014. Our gross margin decline is attributable to the costs of hiring and training new production line workers as we attempted to substantially increase our production rates. In addition, we encountered some printed circuit board issues that dramatically increased rework and scrap rates on our FirstVU HD product. Management views the gross margin deterioration as temporary and expects more normal gross margins during the balance of 2015

●	Our international revenues increased to $39,688 (1% of total revenues) during first quarter 2014, compared to $20,509 (1% of total revenues) during first quarter 2014. Our first quarter 2015 revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. We are hopeful the decline in first quarter 2015 international revenues is temporary and the result of timing issues that will reverse during the remainder of 2015, although we can offer no assurances in this regard. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

●	We have utilized debt financing to provide liquidity during 2014 and 2015. In 2011, we borrowed $2,500,000 under two unsecured subordinated notes (the “Notes”) payable to a private, third party lender. The Notes are due and payable in full on May 30, 2015 and may be prepaid without penalty at any time. We will be addressing the maturity of these Notes prior to their Maturity on May 31, 2015 and expect to extend, convert to equity or pay off the facility at maturity. On March 24, 2014, we borrowed $2,000,000 under the Secured Convertible Note, which was converted into our common stock during third quarter 2014. On August 25, 2014, we borrowed an additional $4,000,000 under the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all of our assets. During February 2015, the holder of the note elected to convert fully the $4.0 million principal balance and related accrued interest into 661,213 common shares. Accordingly, both the Secured Convertible Note and the $4.0 million Secured Convertible Note have been converted to equity as of March 31, 2015. At March 31, 2015, we had available cash balances of $2,272,288, and approximately $10.4 million of working capital, primarily in the form of inventory and accounts receivable. We have no institutional credit lines available to provide additional working capital as of such date.

●	We are party to several lawsuits, including with DragonEye, Gans and, in particular, Utility. During 2013 and 2014, Utility undertook a campaign whereby it mailed letters to current and prospective customers threatening that purchases of our systems would create liability for them for patent infringement. In response we filed proceedings to invalidate its patent and to seek monetary damages from Utility for defamation and illegally interfering with our contracts, customer relations and business expectancies as a result of their falsely asserting to our customers and others that our patents infringe their patent. We believe these actions by Utility have significantly and adversely affected our business by misleading our customers and potential customers which reduced our revenues and income. We have expended significant legal fees in defending in these matters. See Litigation.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,325,000 of such products in finished goods inventory as of March 31, 2015 and had sold approximately 980 units since the beginning of the agreement through March 31, 2015.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

For the Three Months Ended March 31, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2015	2014
Revenue	100%	100%
Cost of revenue	61%	41%
Gross profit	39%	59%
Selling, general and administrative expenses:
Research and development expense	18%	22%
Selling, advertising and promotional expense	20%	15%
Stock-based compensation expense	6%	3%
General and administrative expense	41%	33%

Total selling, general and administrative expenses	85%	73%

Operating loss	(46% )	(14%)
Change in fair value of secured notes payable	(105% )	—%
Change in warrant derivative liabilities	4%	—%
Other income and interest expense, net	(4% )	(8%)

Loss before income tax benefit	(151% )	(22% )
Income tax (provision)	—%	—%

Net loss	(151% )	(22% )

Net loss per share information:
Basic	$(1.90)	$(.39)
Diluted	$(1.90)	$(.39)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$4,295
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 Plus which has additional features and retails for $1,295.	$995
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for first quarter 2015 and first quarter 2014 were derived from the following sources:

	Three months ended March 31,
	2015	2014
DVM-800	33%	27%
FirstVu HD and FirstVu	21%	4%
DVM-250 & DVM- 250 Plus	11%	6%
DVM-500 Plus	7%	28%
DVM-100 & DVM-400	7%	10%
DVM-750	1%	6%
Laser Ally	—%	2%
Repair and service	2%	2%
Accessories and other revenues	18%	15%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended March 31, 2015 compared to the three-months ended March 31, 2014. Our newer products, including the DVM-800 and the First VU HD, contributed 54% of total sales for the three months ended March 31, 2015, compared to 31% for the comparable period ending March 31, 2014. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2015.

Revenues for the three months ended March 31, 2015 and 2014 were $4,248,764 and $3,908,341, respectively, an increase of $340,423 (9%), due to the following factors:

●	Our revenues increased approximately 9% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and other cities in the United States. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions.

●	Our average order size increased to approximately $2,430 in first quarter 2015 from $2,370 during first quarter 2014. We shipped three individual orders in excess of $100,000, for a total of $457,000 in revenue for the three months ended March 31, 2015, compared to two individual orders in excess of $100,000, for a total of $499,000 in revenue for the three months ended March 31, 2014. We maintained consistent retail pricing on our law enforcement mirror models during 2014 and do not plan any material changes in pricing during 2015, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. We are experiencing some price competition and discounting from our competitors as they attempt to regain or maintain market share. In that regard, we have lowered the retail price of our FirstVU HD product to $795. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 54% of total sales for the three months ended March 31, 2015, compared to 31% for the comparable period ending March 31, 2014. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2015.

●	Our international revenues increased to $39,688 (1% of total revenues) during first quarter 2014, compared to $20,509 (1% of total revenues) during first quarter 2014. Our first quarter 2015 revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. We are hopeful the decline in first quarter 2015 international revenues is temporary and the result of timing issues that will reverse during the remainder of 2015, although we can offer no assurances in this regard. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2015 and 2014 was $2,595,024 and $1,587,402, respectively, an increase of $1,007,622 (63%). The increase in cost of goods sold is partially due to the 9% increase in revenues but we also incurred substantial production costs in hiring and training new production personnel to launch a split production shift. In addition, we encountered some printed circuit board issues that dramatically increased rework and scrap rates on our FirstVU HD. Additionally, we increased our inventory reserve in first quarter 2015 due to changes in the sales mix to the DVM 800 platform, which has resulted in a higher level of excess component parts of older versions of our legacy products. Cost of sales as a percentage of revenues increased to 61% during the three months ended March 31, 2015 compared to 41% for the three months ended March 31, 2014. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2015. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $789,581 and $600,578 in reserves for obsolete and excess inventories at March 31, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,338,562 and $2,987,124 at March 31, 2015 and December 31, 2014, respectively, an increase of $351,438 (12%). The increase in raw materials and component parts is primarily attributable to increased forecasts for the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $7,705,966 and $6,576,480 at March 31, 2015 and December 31, 2014, respectively, an increase of $1,129,486 (17%). The increase in finished goods was primarily in DVM 750 products and additional cameras for our various products. Finished goods at March 31, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM 500 Plus and DVM 750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 6.9% as of March 31, 2015 compared to 6.1% at December 31, 2014. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2015.

Gross Profit

Gross profit for the three months ended March 31, 2015 and 2014 was $1,653,740 and $2,320,939, respectively, a decrease of $667,199 (29%). The decrease is commensurate with the 63% increase in cost of sales for the three months ended March 31, 2015 compared to March 31, 2014, offset by the 9% increase in sales for the three months ended March 31, 2015. Management views the gross margin deterioration in first quarter 2015 as temporary and expects to return to more normal gross margins during the balance of 2015. Our goal is to improve our margins based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,616,935 and $2,867,091 for the three months ended March 31, 2015 and 2014, respectively, an increase of $749,844 (26%). Overall selling, general and administrative expenses as a percentage of sales increased to 85% in first quarter 2015 compared to 73% in the same period in 2014. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2015	2014
Research and development expense	$743,343	$855,249
Selling, advertising and promotional expense	843,886	607,144
Stock-based compensation expense	269,200	130,847
Professional fees and expense	289,823	168,191
Executive, sales and administrative staff payroll	636,038	537,757
Other	834,645	567,903
Total	$3,616,935	$2,867,091

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $743,343 and $855,249 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $111,906 (13%). We discontinued our use of outside engineering services as we terminated one of our in-car video projects in late 2014 to focus our research efforts on our body-worn camera product suite. We employed a total of 23 engineers at March 31, 2015, most of whom are dedicated to research and development activities for new products compared to 25 engineers at March 31, 2014. Research and development expenses as a percentage of total revenues were 18% for the three months ended March 31, 2014 compared to 22% for the three months ended March 31, 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $843,886 and $607,144 for the three months ended March 31, 2015 and 2014, respectively, an increase of $236,742 (39%). Salesmen salaries and commissions represent the primary components of these costs and were $718,198 and $504,038 for the three months ended March 31, 2015 and 2014, respectively, an increase of $214,160 (42%). The effective commission rate was 16.9% and 12.9% for the three months ended March 31, 2015 and 2014, respectively. We hired additional inside sales coordinators and telesales specialists to support the territory salesmen during the last half of 2014 which contributed to the increased effective commission rate for the three months ended March 31, 2015.

Promotional and advertising expenses totaled $125,688 during the three months ended March 31, 2015 compared to $103,106 during the three months ended March 31, 2014, an increase of $22,582 (22%). The increase is primarily attributable to increased media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, and to increase awareness of our FirstVU HD and the DVM-800 within our law enforcement channel during 2015.

Stock-based compensation expense. Stock based compensation expense totaled $269,200 and $130,847 for the three months ended March 31, 2015 and 2014, respectively, an increase of $138,353 (106%). The increase is primarily due to the amortization of the restricted stock granted during 2015 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended March 31, 2015 compared to 2014. Our general stock price has increased in 2014 and 2015 compared to previous years which has increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $289,823 and $168,191 for the three months ended March 31, 2015 and 2014, respectively, an increase of $121,632 (72%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in the first quarter 2015 compared to 2014 is primarily attributable to higher accounting fees and litigation expenses related to the Utility, Dragoneye and Gans matters.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $636,038 and $537,757 for the three months ended March 31, 2015 and 2014, respectively, an increase of $98,281 (18%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support & marketing was required for our new products, such as the DVM-800 and FirstVU HD.

Other. Other selling, general and administrative expenses totaled $834,645 and $567,903 for the three months ended March 31, 2014 and 2013, respectively, an increase of $266,742 (47%). The increase in other expenses in the first quarter 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and travel expenses. We are developing engineering and manufacturing standard processes that will help us achieve ISO 9001 certification.

Operating Loss

For the reasons previously stated, our operating loss was $(1,963,195) and $(546,152) for the three months ended March 31, 2015 and 2014, respectively, a deterioration of $1,417,043 (259%). Operating loss as a percentage of revenues increased to 46% in 2015 from 14% in 2014.

Interest Income

Interest income increased to $5,315 for the three months ended March 31, 2015 from $2,514 in 2014.

Change in Warrant Derivative Liabilities

The holder of the Secured Convertible Note exercised 212,295 of its August Warrants on March 24, 2015, which resulted in a gain in the value of the warrant derivative totaling $340,722 being recognized as non-cash income in the three months ended March 31, 2015. The gain represents the difference in our stock price compared to the exercise price at the respective exercise date.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $2,038,032 which was recorded as a current liability in the accompanying Consolidated Balance Sheet. The fair value of the warrant derivative increased to $2,186,214 at December 31, 2014. After consideration of the exercise of the warrants in March 2015, the remaining warrants were valued at $591,747 at March 31, 2015. Accordingly, the change in total warrant derivatives related to the remaining warrants was a gain of $165,722 for the three months ended March 31, 2015.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our $4.0 million Secured Convertible Note on its fair value basis. The holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal balance of the note into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion rate of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Accordingly, the total change in fair value of secured convertible notes payable was a $4,434,383 loss for the three months ended March 31, 2015 which was recognized in the Condensed Consolidated Statement of Operations.

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended March 31, 2015 and 2014. Such costs totaled $59,876 and $224,438 at March 31, 2015 and 2014, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap. The March 31, 2014 expenses included a $120,000 placement agent fee and the remainder was primarily legal fees.

Interest Expense

We incurred interest expense of $126,173 and $99,812 during the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense reflects the additional indebtedness incurred in August 2014 that remained outstanding during the majority of the first quarter of 2015. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011 which remain outstanding and bear interest at the rate of 8% per annum. The maturity date of the subordinated notes is May 30, 2015. On March 24, 2014, we issued the Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2014 and February 25, 2015.

We amortized $33,112 representing the discount associated with the $2.5 million subordinated note during the three months ended March 31, 2015. The total remaining unamortized discount at March 31, 2015 was $22,075 related to the $2.5 million subordinated note.

Other Income (Expense)

Other income increased to $1,878 for the three months ended March 31, 2015 from $(3,611) in 2014.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $6,410,712 and $871,499 for the three months ended March 31, 2015 and 2014, respectively, a deterioration of $5,539,213 (636%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the three months ended March 31, 2015 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2015 because we remain in a three-year cumulative tax loss position. During 2015, we increased our valuation reserve on deferred tax assets by $2,943,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $26,630,000 of net operating loss carryforwards and $1,620,000 of research and development tax credit carryforwards as of March 31, 2015 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported net losses of $6,410,712 and $871,499 for the three months ended March 31, 2015 and 2014, respectively, a deterioration of $5,539,213 (636%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.90 and $.39 for the three months ended March 31, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2011, we borrowed a total of $2.5 million under an unsecured credit facility with a private, third-party lender. The $2.5 million of subordinated notes bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The subordinated notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the subordinated notes from May 30, 2014 to May 30, 2015. The subordinated notes are unsecured and do not prevent us from obtaining new senior secured financings. We intend to extend, convert to equity or pay off the subordinated notes when they become due on May 31, 2015. We may seek additional credit facilities to complement the subordinated notes and provide us with funding should the need arise to finance growth or other expenditures.

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

On August 28, 2014, the Company completed the Second Private Placement to the holder of the Secured Convertible Note and issued the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible to shares of common stock at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note converted $36,600 of principal into 6,000 shares of common stock and in February 2015 the holder exercised it conversion rights on the remaining principal and accrued interest balances in exchange for an additional 655,213 shares of common stock. In connection with the Second Private Placement the Company issued the August Warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share. The Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contained anti-dilution provisions and restricted the incurrence of additional secured indebtedness. The Company paid a placement agent fee of $240,000 and approximately $101,500 of other third party costs for the transaction, which included legal fees. The Company used the funds generated by this credit facility to provide the working capital for its operations in 2015.

In connection with the anti-dilution provisions of the Warrant issued with the Secured Convertible Note, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share.

In accordance with the terms of the $4.0 million Secured Convertible Note the Company was required to maintain minimum cash balance of not less than $1.5 million until such time as the Company satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions includes the Company’s shareholders approving the issuance of shares above the Exchange Cap. The $1.5 million minimum cash balance was reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of December 31, 2014. On February 13, 2015, the shareholders approved the issuance of shares above the Exchange Cap thereby releasing the restriction on the cash balances.

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal on the $4.0 million Secured Convertible Note into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. In addition, the holder also exercised its warrants to purchase 212,295 common shares resulting in cash proceeds of $1,553,999 during first quarter 2015.

We had over $2,272,000 of available cash and equivalents and net working capital of approximately $10.4 million as of March 31, 2015. Net working capital as of March 31, 2015 includes approximately $3.2 million of accounts receivable and $10.6 million of inventory. Management believes that it can reduce inventory levels in 2015 to provide funding for operations; however, no assurances can be given in that regard.

On March 24, 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). Under this filing we seek to register for sale a total of up to $25 million of common stock, warrants, debt securities, convertible debt securities, rights and/or units or any combination of these securities. The registration statement is a “shelf registration” that can be utilized at any time at the Company’s discretion after it is declared effective by the SEC. We may utilize this registration statement to provide liquidity for the Company on an as needed basis from time-to-time depending on market conditions

Cash and cash equivalents balances: As of March 31, 2015, we had cash and cash equivalents with an aggregate balance of $2,272,288, a decrease from a balance of $3,049,716 at December 31, 2014. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $777,428 net decrease in cash during the three months ended March 31, 2015:

●	Operating activities:	$3,763,158 of net cash used in operating activities. Net cash used in operating activities was $3,763,158 and 753,734 for the three months ended March 31, 2015 and 2014, respectively, a deterioration of $3,009,424. The deterioration was primarily the result of our net loss, increases in inventory, prepaid expenses and accounts receivable, and decreases in the accounts payable offset by increases in deferred revenue. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2015, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$1,365,142 of net cash provided by investing activities. Cash provided by investing activities was $1,365,142 for the three months ended March 31, 2015 compared to cash used in investing activities of $79,782 and for the three months ended March 31, 2014. In 2015, we incurred costs for new work stations and computers for recently hired associates. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 7). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital.

●	Financing activities:	$1,530,588 of net cash provided by financing activities. Cash provided by financing activities was $1,530,588 and$1,753,473 for the three months ended March 31, 2015 and 2014, respectively. We received $1,554,661 of proceeds in first quarter 2015 from the exercise of stock warrants and options. On March 24, 2014, we issued a Secured Convertible Note in the aggregate principal amount of $2,000,000, the proceeds of which will be used for general working capital purposes. We paid $224,438 of debt issuance costs related to the Secured Convertible Note in the three months ended March 31, 2014. During 2013 and 2014, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $777,428 to $2,272,288 for the three months ended March 31, 2015.

Commitments:

We had $2,272,288 of cash and cash equivalent balances and net positive working capital approximating $10.4 million as of March 31, 2015. Accounts receivable balances represented $3,152,776 of our net working capital at March 31, 2015. We intend to collect our outstanding receivables on a timely basis during 2015, which would help to provide positive cash flow to support our operations during the balance of 2015. Inventory represented $10,605,792 of our net working capital at March 31, 2015 and finished goods represented $7,705,966 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2015 by our sales activities, which should provide additional cash flow to help support our operations during 2015.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2015.

Lease commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $99,431 for the three months ended March 31, 2015 and 2014. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015(period from April 1, 2015 to December 31, 2015)	$325,713
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,273,575

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,539 and $7,427 for the three months ended March 31, 2015 and 2014, respectively.

Following is a summary of our licenses as of March 31, 2015:

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product through December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,325,000 of such products in finished goods inventory as of March 31, 2015 and had sold approximately 980 units since the beginning of the agreement through March 31, 2015.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,280,000) for a full refund as a result of alleged material defects in the products. We have filed a Motion for Summary Judgment seeking the court to order Dragoneye to accept the return of all inventory and refund our purchase price. The Court has not yet acted upon our Motion.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the Court’s previous decision.

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review being performed by the USPTO.

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

On December 11, 2014, the parties agreed in principle, to compromise and dismiss with prejudice, substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” which Gans had asserted against us and the Defendant Directors. The settlement to which the parties have agreed will result in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $36,830 and $40,957 for the three months ended March 31, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $148,000 charged off as uncollectible on cumulative revenues of $170.1 million since we commenced deliveries during 2006. As of March 31, 2015 and December 31, 2014, we had provided a reserve for doubtful accounts of $65,977.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2015. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw material and component parts	$3,338,562	$2,987,124
Work-in-process	350,845	280,429
Finished goods	7,705,966	6,576,480

Subtotal	11,395,373	9,844,033
Reserve for excess and obsolete inventory	(789,581)	(600,578)

Total	$10,605,792	$9,243,455

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 6.9% of the gross inventory balance at March 31, 2015, compared to 6.1% of the gross inventory balance at December 31, 2014. We had $789,581 and $600,578 in reserves for obsolete and excess inventories at March 31, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,338,562 and $2,987,124 at March 31, 2015 and December 31, 2014, respectively, an increase of $351,438 (12%). The increase in raw materials and component parts is primarily attributable to increased forecasts for the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $7,705,966 and $6,576,480 at March 31, 2015 and December 31, 2014, respectively, an increase of $1,129,486 (17%). The increase in finished goods was primarily in DVM 750 products and additional cameras for our various products. Finished goods at March 31, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM 500 Plus and DVM 750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2015.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $240,562 as of March 31, 2015 compared to $247,082 as of December 31, 2014. We recently introduced the FirstVU HD and DVM-800, for which we have limited experience and will monitor our reserve for all warranty claims. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2015.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 31, 2015 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2014, cumulative valuation allowances in the amount of $12,692,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $15,635,000 to fully reserve our deferred tax assets at March 31, 2015. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2015 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2015 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$591,747	$591,747
	$-	$-	$591,747	$591,747

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,280,000) for a full refund as a result of alleged material defects in the products. We have filed a Motion for Summary Judgment seeking the court to order Dragoneye to accept the return of all inventory and refund our purchase price. The Court has not yet acted upon our Motion.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the Court’s previous decision.

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” Utility must now appear before the Board and defend the validity of its patent.

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

On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review being performed by the USPTO.

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

On December 11, 2014, the parties agreed in principle, to compromise and dismiss with prejudice, substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” which Gans had asserted against us and the Defendant Directors. The settlement to which the parties have agreed will result in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

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

Date: May 14, 2015

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

