Form 10-Q
period 2015-06-30
DIGITAL ALLY INC
filed 2015-08-07
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2015
Common Stock, $0.001 par value	5,055,999

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2015

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$670,938	$3,049,716
Restricted cash	—	1,500,000
Accounts receivable-trade, less allowance for doubtful accounts of $74,997 – 2015 and $65,977 – 2014	3,738,234	3,043,899
Accounts receivable-other	127,295	139,204
Inventories	12,418,110	9,243,455
Prepaid expenses	960,648	372,326

Total current assets	17,915,225	17,348,600

Furniture, fixtures and equipment	1,844,216	4,228,139
Less accumulated depreciation and amortization	720,668	3,182,473

	1,123,548	1,045,666

Intangible assets, net	266,544	245,684
Other assets	338,118	234,342

Total assets	$19,643,435	$18,874,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,536,014	$2,410,876
Accrued expenses	1,430,010	1,142,973
Secured convertible note payable-current	—	2,019,720
Subordinated note payable-current, net of discount of $0 – 2015 and $55,187 –2014	2,500,000	2,444,813
Derivative liabilities	156,276	2,186,214
Capital lease obligations-current	49,404	61,140
Deferred revenue-current	327,734	138,052
Income taxes payable	7,957	7,954
Customer deposits	4,401	1,878

Total current liabilities	7,011,796	10,413,620

Long-term liabilities:
Secured convertible note payable- less current portion, at fair value	—	1,253,711
Capital lease obligations-less current portion	56,994	3,849
Deferred revenue- less current portion	1,292,454	939,100

Total long-term liabilities	1,349,448	2,196,660

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 4,176,233 – 2015 and 3,092,497 – 2014	4,176	3,092
Additional paid in capital	45,547,103	33,326,908
Treasury stock, at cost (shares: 63,518 – 2015 and 63,518 - 2014)	(2,157,226)	(2,157,226)
Accumulated deficit	(32,111,862)	(24,908,762)
Total stockholders’ equity	11,282,191	6,264,012
Total liabilities and stockholders’ equity	$19,643,435	$18,874,292

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Product revenue	$5,459,214	$3,329,876	$9,557,198	$7,104,572
Other revenue	175,023	119,878	325,803	253,523
Total revenue	5,634,237	3,449,754	9,883,001	7,358,095
Cost of revenue	2,542,043	1,521,365	5,137,067	3,108,767
Gross profit	3,092,194	1,928,389	4,745,934	4,249,328
Selling, general and administrative expenses:
Research and development expense	783,880	695,101	1,527,223	1,550,350
Selling, advertising and promotional expense	932,407	664,077	1,776,293	1,271,221
Stock-based compensation expense	329,201	183,419	598,401	314,266
General and administrative expense	1,863,668	1,351,442	3,624,174	2,625,293
Total selling, general and administrative expenses	3,909,156	2,894,039	7,526,091	5,761,130
Operating loss	(816,962)	(965,650)	(2,780,157)	(1,511,802)

Interest income	2,828	7,510	8,143	10,024
Interest expense	(79,841)	(127,249)	(206,014)	(227,061)
Change in warrant derivative liabilities	116,061	97,142	281,783	97,142
Change in fair value of secured convertible notes payable	—	—	(4,434,383)	—
Secured convertible note payable issuance expenses	(14,474)	—	(74,350)	(224,438)
Other income (expense)	—	158	1,878	(3,453)
Loss before income tax expense	(792,388)	(988,089)	(7,203,100)	(1,859,588)
Income tax (expense) benefit	—	—	—	—
Net loss	$(792,388)	$(988,089)	$(7,203,100)	$(1,859,588)

Net loss per share information:
Basic	$(0.20)	$(0.43)	$(1.94)	$(0.82)
Diluted	$(0.20)	$(0.43)	$(1.94)	$(0.82)

Weighted average shares outstanding:
Basic	4,044,112	2,317,309	3,710,960	2,263,230
Diluted	4,044,112	2,317,309	3,710,960	2,263,230

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2015	3,092,497	$3,092	$33,326,908	$(2,157,226)	$(24,908,762)	$6,264,012

Stock-based compensation	—	—	598,401	—	—	598.401

Restricted common stock grant	138,500	139	(139)	—	—	—

Issuance of common stock upon exercise of stock options	39,928	40	303,153	—	—	303,193

Issuance of common stock upon exercise of common stock purchase warrants	250,095	250	3,578,601	—	—	3,578,851

Issuance of common stock upon conversion of secured convertible note payable to equity	655,213	655	7,740,179	—	—	7,740,834

Net loss	—	—	—	—	(7,203,100)	(7,203,100)
Balance, June 30, 2015	4,176,233	$4,176	$45,547,103	$(2,157,226)	$(32,111,862)	$11,282,191

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(7,203,100)	$(1,859,588)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	328,703	244,319
Secured convertible note payable issuance expenses	74,350	224,438
Stock-based compensation	598,401	314,266
Change in derivative liabilities	(281,783)	(97,142)
Change in fair value of secured convertible note payable	4,434,383	2,808
Interest expense related to stock conversion	33,020	—
Provision for inventory obsolescence	321,121	182,660
Provision for doubtful accounts receivable	9,020	10,944

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(703,355)	(94,949)
Accounts receivable - other	11,909	33,533
Inventories	(3,495,776)	(663,857)
Prepaid expenses	(605,868)	9,473
Other assets	(103,776)	(4,626)
Increase (decrease) in:
Accounts payable	125,138	88,919
Accrued expenses	287,037	(78,884)
Income taxes payable	3	(30)
Deposits	2,523	—
Deferred revenue	543,036	334,378

Net cash used in operating activities	(5,625,014)	(1,353,338)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(224,237)	(103,310)
Additions to intangible assets	(36,108)	(54,440)
Release of restricted cash related to secured convertible note	1,500,000	—

Net cash provided by (used in) investing activities	1,239,655	(157,750)

Cash Flows from Financing Activities:
Proceeds from senior secured convertible note payable	—	2,000,000
Debt issuance expenses for secured convertible note payable	(74,350)	(224,438)
Principal payments on capital lease obligation	(52,958)	(44,658)
Proceeds from exercise of stock options and warrants	2,133,889	1,840

Net cash provided by financing activities	2,006,581	1,732,744

Net increase (decrease) in cash and cash equivalents	(2,378,778)	221,656
Cash and cash equivalents, beginning of period	3,049,716	454,978

Cash and cash equivalents, end of period	$670,938	$676,634

Supplemental disclosures of cash flow information:
Cash payments for interest	$162,046	$138,729
Cash payments for income taxes	$8,197	$10,030

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$139	$192
Restricted common stock forfeitures	$—	$(6)

Capital expenditures financed by capital lease obligations	$102,624	$—

Conversion of secured convertible note into common stock	$7,740,834	$—

Issuance of common stock purchase warrants for senior secured note payable	$—	$355,873

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (the “Digital Ally”) and subsidiary (collectively, the “Company”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body referred to as a “body-worn camera” and a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points. The Company has active research and development programs to adapt its technologies to other applications. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military.

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

Sales returns and allowances aggregated $221,683 and $88,435 for the three months ended June 30, 2015 and 2014, respectively, and $535,059 and $315,311 for the six months ended June 30, 2015 and 2014, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting such historical return rates.

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

Cash and cash equivalents include funds on hand in bank and short-term investments with original maturities of ninety (90) days or less.

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

Furniture, fixtures and equipment:

Furniture, fixtures and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from three to ten years.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of June 30, 2015 and December 31, 2014, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $23,236 and $14,643 for the three months ended June 30, 2015 and 2014, respectively, and $47,211 and $29,402 for the six months ended June 30, 2015 and 2014, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $208,691 and $128,888 for the three months ended June 30, 2015 and 2014, respectively, and $334,379 and $231,994 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2015 and 2014. There have been no penalties in the six months ended June 30, 2015 and 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the six months ended June 30, 2015 and 2014.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2015 and 2014, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales by geographic area:
United States of America	$5,567,439	$3,324,131	$9,776,515	$7,183,363
Foreign	66,798	125,623	106,486	174,732
	$5,634,237	$3,449,754	$9,883,001	$7,358,095

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Accounting Developments:

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption will be permitted in annual reporting periods beginning December 15, 2016, and interim periods within that year. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $74,977 as of June 30, 2015 and $65,977 as of December 31, 2014.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No distributor individually exceeded 10% of total revenues for the six months ended June 30, 2015 or June 30, 2014. No customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2015 or 2014.

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

The Company entered into agreements with three unaffiliated companies (the “Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent approximately 52% of the Company’s total revenue; and one of the product lines is expected to increase in the future to the extent that it may represent an even more significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers, except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays. The Company has discontinued purchases from one of the manufacturers of the LaserAlly product and is re-evaluating the continuation of such product line.

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw material and component parts	$3,632,363	$2,987,124
Work-in-process	880,042	280,429
Finished goods	8,827,404	6,576,480
Subtotal	13,339,809	9,844,033
Reserve for excess and obsolete inventory	(921,699)	(600,578)
Total	$12,418,110	$9,243,455

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $761,124 and $645,300 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE, SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

	June 30, 2015	December 31, 2014
Subordinated notes payable, at par	$2,500,000	$2,500,000
Unamortized discount	—	(55,187)
Total notes payable	2,500,000	2,444,813
Less: Current maturities of long-term debt	2,500,000	2,444,813
Subordinated notes payable, long-term	$—	$—

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

On December 4, 2013, the Company entered into an agreement with the same third party lender to extend the maturity date of the Notes from May 30, 2014 to May 30, 2015. In connection with the extension, the Company granted the lender warrants exercisable to purchase 40,000 shares of its common stock at $8.50 per share through December 3, 2018. The Company also paid fees totaling $10,000 to an unaffiliated third party and issued a warrant exercisable to purchase 10,000 shares of Common Stock at a price of $8.50 per share through December 3, 2018 for its services in connection with the extension of the maturity dates of the Notes. The Company allocated $205,820 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the lender and the unaffiliated third party who arranged the transaction. In addition, the cash fees paid to the unaffiliated third party totaling $10,000 were included in the discount on the Notes. The restructuring of the Notes that occurred in December 2013 was treated as a modification of the debt and the remaining unamortized discount of the notes payable will be amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $55,187 and $68,459 for the six months ended June 30, 2015, and 2014, respectively.

On May 27, 2015, the Company and the Lender agreed to extend the maturity dates of the Notes to July 15, 2015 with all other terms remaining the same. On July 15, 2015, the maturity date of the Notes were further extended to August 15, 2015 and, as consideration for the extension, the Company issued warrants exercisable to purchase 5,000 shares of common stock at an exercise price of $16.50 with a term of five years. On July 24, 2015 the Company paid the outstanding principal and accrued interest on the Notes in full. (See Note 14-Subsequent events)

Secured Convertible Note Payable

	June 30, 2015	December 31, 2014
Secured convertible note payable, at fair value	$—	$3,273,431
Less: Current maturities	—	(2,019,720)
Secured convertible note payable, long-term	$—	$1,253,711

On August 28, 2014, the Company completed a second private placement to the holder of the Secured Convertible Note of $4.0 million aggregate principal amount of a Secured Convertible Note (the “$4.0 million Secured Convertible Note”). The $4.0 million Secured Convertible Note bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term of the $4.0 million Secured Convertible Note. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible into shares of common stock at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days.

In connection with the second private placement the Company issued a warrant (the “August Warrant”) exercisable to purchase 262,295 shares of common stock at $7.32 per share. The August Warrant is exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and August Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness.

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

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note exercised its right to convert $36,600 of principal into 6,000 shares of common stock of the Company at the conversion price of $6.10 per share. The increase in fair market value of these 6,000 shares over the $36,600 principal retired was $89,400, representing the increase in the Company’s stock price over the conversion rate as of the conversion date. Such amount was recognized as a charge to the income statement during the year ended December 31, 2014 and included in change in fair value of secured convertible notes payable.

The Company paid a placement agent fee of $240,000 and approximately $101,500 of third party costs for the transaction, which included legal fees. The Company elected to account for the $4.0 million Secured Convertible Note on its fair value basis and, therefore, all related debt issuance expenses which totaled $354,628 were charged to other expenses in the year ended December 31, 2014. The fair market value of the $4.0 million Secured Note was $3,273,431 at December 31, 2014 and the $302,552 change in fair market value of the note was included in change in fair value of secured notes payable in the Condensed Consolidated Statement of Operations.

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

The Company called a Special Meeting of Shareholders in which it sought approval from its shareholders for issuances of shares above the Exchange Cap. On February 13, 2015 its shareholders gave such approval. Upon such approval, the Company satisfied all of the “Equity Conditions,” which released all of the restrictions on cash balances.

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal of $3,963,780 into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. The increase in fair market value of these 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Such amount was recognized as a charge to the Condensed Consolidated Statement of Operations during the six months ended June 30, 2015 and included in change in fair value of secured convertible notes payable.

On March 24, 2015 the holder exercised part of its August Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. The holder also exercised part of its August Warrant to purchase 37,800 shares on April 9, 2015 with the change in value of the warrant derivative totaling $127,951 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2015 (period from July 1, 2015 to December 31, 2015)	$33,127
2016	38,258
2017	34,298
2018	8,574
2019 and thereafter	—
Total future minimum lease payments	114,257
Less amount representing interest	7,859
Present value of minimum lease payments	106,398
Less current portion	49,404
Capital lease obligations, less current portion	$56,994

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	June 30, 2015	December 31, 2014
Furniture, fixtures and equipment	$382,928	$280,304
Less: accumulated amortization	(177,189)	(135,115)
Net furniture, fixtures and equipment	$205,739	$145,189

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liability	$-	$-	$156,276	$156,276
	$-	$-	$156,276	$156,276

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Secured Convertible note			$3,273,431	$3,273,431
Warrant derivative liability	$-	$-	$2,186,214	$2,186,214
	$-	$-	$5,459,645	$5,459,645

The following table represents the changes in level 3 tier value measurements:

	Warrant Derivative Liability	Secured Convertible Note	Total
December 31, 2014	$2,186,214	$3,273,431	$5,459,645
Conversion of secured convertible note to common stock	$-	$(3,273,431)	$(3,273,431)
Exercise of stock warrants	$(1,748,155)	$-	$(1,748,155)
Change in fair value	$(281,783)	$-	$(281,783)
June 30, 2015	$156,276	$-	$156,276

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued warranty expense	$275,911	$247,082
Accrued sales commissions	59,233	89,600
Accrued payroll and related fringes	400,681	154,851
Accrued insurance	82,719	81,431
Accrued rent	242,992	260,634
Accrued litigation charges	—	53,666
Other	368,474	255,709
	$1,430,010	$1,142,973

Accrued warranty expense was comprised of the following for the six months ended June 30, 2015:

2015
Beginning balance	$247,082
Provision for warranty expense	68,706
Charges applied to warranty reserve	(39,877)
Ending balance	$275,911

NOTE 8. COMMON STOCK

On June 9, 2015 at the annual shareholders meeting the shareholders approved the increase in the Company’s authorized shares of common stock from 9,375,000 to 25,000,000.

NOTE 9. INCOME TAXES

The effective tax rate for the six months ended June 30, 2015 and 2014 varied from the expected statutory rate as a result of our decision to provide a 100% valuation allowance on net deferred tax assets. We have further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of June 30, 2015 because of the overall net operating loss carryforwards available.

The valuation allowance on deferred tax assets totaled $16,140,000 and $12,692,000 as of June 30, 2015 and December 31, 2014, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on our consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The recovery from the economic recession, which adversely impacted state and local governmental budgets in particular, remained weak in 2015 and 2014, and we incurred operating losses during this period. Law enforcement agencies are our primary customer and are typically funded through state and local tax rolls. The economy showed improvement in 2015 and 2014, but the establishment of a long-term positive impact on the state and local budgets remains uncertain at best. Despite the improvement in general economic conditions, and our ongoing cost containment efforts, we incurred additional losses in the six months ended June 30, 2015 that placed us in a three-year cumulative loss position at June 30, 2015. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined to increase our valuation allowance by $3,448,000 to continue to fully reserve our deferred tax assets at June 30, 2015. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At June 30, 2015, we had available approximately $27,550,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2024 and 2035. In addition, we had research and development tax credit carryforwards approximating $1,645,000 available as of June 30, 2015, which expire between 2023 and 2035.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates we prepared indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of our research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2035, allowing us to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

Our federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2011 and all prior tax years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. We have also entered into month-to-month leases for equipment. Rent expense was $103,552 and $99,431 for the three months ended June 30, 2015 and 2014, respectively, and $202,983 and $198,862, for the six months ended June 30, 2015 and 2014, respectively. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015(period from July 1, 2015 to December 31, 2015)	$17,461
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,165,323

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,777 and $6,569 for the three months ended June 30, 2015 and 2014, respectively, and $13,316 and $13,996 for the six months ended June 30, 2015 and 2014, respectively.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,330,000 of such products in finished goods inventory as of June 30, 2015 and had sold approximately 1,000 units since the beginning of the agreement through June 30, 2015.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,330,000) for a full refund as a result of alleged material defects in the products. We plan to participate in a mediation of the lawsuit in August 2015. If we are not satisfied with the results of such mediation, we will likely commence the court trial in September 2015.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ’556 patent. We believe that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although we can offer no assurances in this regard. In our view, the final two claims asserted in the ’556 Patent are not applicable to us or our products.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage. However, we believe that the USPTO’s final decision issued on July 27, 2015 will provide us with substantial basis to pursue our claims either through court trial or by summary judgment motions.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, we intend to file for summary judgment in our favor if Utility does not request outright dismissal.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors vigorously defended the claims asserted against us and them. We and the Defendant Directors filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” that Gans had asserted against us and the Defendant Directors. The settlement to which the parties agreed will result in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $37,871 and $37,778 for the three months ended June 30, 2015 and 2014, respectively, and $74,700 and $78,734 for the six months ended June 30, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $329,201 and $183,419 for the three months ended June 30, 2015 and 2014, respectively, and $598,401 and $314,266 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,475,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 260,530 options remain available for grant under the various Plans as of June 30, 2015.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of June 30, 2015.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the six months ended June 30, 2015 are reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	370,743	$18.97
Granted	—	—
Exercised	(39,928)	(7.59)
Forfeited	(1,625)	(7.82)

Outstanding at June 30, 2015	329,190	$20.41

Exercisable at June 30, 2015	261,964	$24.62

Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2015.

At June 30, 2015, the aggregate intrinsic value of options outstanding was approximately $1,225,496, and the aggregate intrinsic value of options exercisable was approximately $561,727. The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 was $281,792.

As of June 30, 2015, the unamortized portion of stock compensation expense on all existing stock options was $55,050, which will be recognized over the next 26 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2015:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	63,124	7.8 years	16,750	6.9 years
$4.00 to $6.99	38,125	7.3 years	26,648	7.1 years
$7.00 to $9.99	19,069	6.2 years	9,694	6.1 years
$10.00 to $12.99	52,808	1.9 years	52,808	1.9 years
$13.00 to $15.99	51,439	5.2 years	51,439	5.2 years
$16.00 to $18.99	1,250	2.0 years	1,250	2.0 years
$19.00 to $29.99	6,500	4.1 years	6,500	4.1 years
$30.00 to $55.00	96,875	2.4 years	96,875	2.4 years

	329,190	4.6 years	261,964	3.8 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended June 30, 2015 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2015	188,500	$5.32
Granted	138,500	12.10
Vested	(158,500)	(4.73)
Forfeited	—	—

Nonvested balance, June 30, 2015	168,500	$11.45

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2015, there were $1,491,974 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 32 months in accordance with the graduated vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2015 (July 1, 2015 through December 31, 2015)	—
2016	117,300
2017	37,950
2018	13,250

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance and extension of the Notes and the $4.0 million Secured Convertible Note (see Note 5). The Warrants are immediately exercisable and allow the holders to purchase up to 94,186 shares of common stock at $4.00 to $8.50 per share after modification. The Warrants expire from November 30, 2015 through August 29, 2019 and allow for cashless exercise. The holder of the warrants associated with the $4.0 million Secured Convertible Note has registration rights. The holder of the warrants associated with the original issuance and extension of the Notes does not have registration rights. The fair values of the Warrants were estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of the Warrants outstanding as of June 30, 2015 are reflected in the following table.

Expected term of the Warrants	60 months
Expected volatility of Company stock	113% - 254%
Expected dividends	None
Risk-free interest rate	1.67% - 1.78%
Forfeiture rate	0%

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2015	306,481	$7.47
Granted	—	—
Exercised	(250,095)	(7.32)
Vested Balance, June 30, 2015	56,386	$8.11

The total intrinsic value of all outstanding warrants aggregated $323,084 as of June 30, 2015 and the weighted average remaining term is 42 months.

NOTE 13. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted income per share – Net loss	$(792,388)	$(988,089)	$(7,203,100)	$(1,859,588)

Denominator for basic loss per share – weighted average shares outstanding	4,044,112	2,317,309	3,710,960	2,263,230

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	4,044,112	2,317,039	3,710,960	2,263,230

Net income (loss) per share:
Basic	$(0.20)	$(0.43)	$(1.94)	$(0.82)
Diluted	$(0.20)	$(0.43)	$(1.94)	$(0.82)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2015 and 2014, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 14. SUBSEQUENT EVENTS

On July 15, 2015, the Company extended the maturity date of its $2.5 million credit facility with a private, third-party lender from July 15, 2015 to August 15, 2015 (See Note 5). In connection with the extension of the maturity date of the Notes, the Company issued a warrant exercisable to purchase 5,000 shares of common stock at a price of $16.50 per share. The warrant can be exercised on a cashless basis and is immediately exercisable with an expiration date of July 14, 2020. On July 24, 2015 the Company paid in full all outstanding principal and accrued interest on the $2.5 million credit facility.

On July 22, 2015, the Company closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants in an at-the-market registered direct offering and a concurrent private placement of two series of common stock purchase warrants with two investors. At the closing the Company sold an aggregate of 879,766 shares of its common stock at a per share price of $13.64 in a registered direct offering to the investors. The Company also issued registered short-term warrants to the investors exercisable to purchase a total of 437,086 shares of common stock in such offering. Additionally, in a concurrent private placement, the Company issued to the investors short-term warrants exercisable to purchase a total of 222,738 shares of common stock and long-term warrants exercisable to purchase a total of 879,766 shares of common stock. Both the short-term registered and private placement warrants are immediately exercisable, have an exercise price of $13.43 per share and expire 24 months from the date of issuance. The long-term warrants are immediately exercisable, have an exercise price of $13.43 per share and expire five and a half years from the date of issuance. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company total approximately $11.2 million prior to any exercise of the warrants. The warrants issued in this transaction do not contain terms that would require the Company to record derivative warrant liabilities that could affect the Company’s financial statements. The Company applied the proceeds of the offering to retire its $2.5 million credit facility and for working capital purposes.

On July 27, 2015, the USPTO issued a final decision that invalidated substantially all of the claims contained in Utility’s ’556 patent (See Note 10).

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2014 and the first six months of 2015; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will continue to translate into sales during 2015; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates will achieve their intended objectives; (34) whether Utility Associates, Inc. will appeal the United States Patent Office (“USPTO”) final decision and if so, whether such appeal will be successful in whole or in part; (35) whether the USPTO ruling will curtail, eliminate or otherwise have an effect on Utility Associates’ actions respecting us, our products and customers; (36) whether the remaining two claims under the ’556 Patent have applicability to us or our products; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror in March 2006. We have developed additional products to complement our DVM-500 and DVM-750 in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400, DVM-800 and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. Furthermore, in 2011 we launched a new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. Finally, we launched the new FirstVU HD in June 2013 and the DVM-800 in December 2013, the VuLink in November 2014 and the MicroVU HD in June 2015. We have additional research and development projects that we anticipate will result in several new product launches in 2015 and 2016. We believe that the launch of these new products will help to diversify and increase our product offerings.

We experienced operating losses for all of the quarters during 2015 and 2014. The following is a summary of our recent operating results on a quarterly basis:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2014	2014	2014	2014
Total revenue	$5,634,237	$4,248,764	$5,419,611	$4,666,713	$3,449,754	$3,908,341
Gross profit	3,092,194	1,653,740	3,211,532	2,461,933	1,928,389	2,320,939
Gross profit margin percentage	54.9%	38.9%	59.3%	52.8%	55.9%	59.4%
Total selling, general and administrative expenses	3,909,156	3,616,935	3,548,365	3,502,492	2,894,039	2,867,091
Operating income (loss)	(816,962)	(1,963,195)	(336,833)	(1,040,559)	(965,650)	(546,152)
Operating margin percentage	(14.5)%	(46.2)%	(6.2)%	(22.3)%	(28.0)%	(14.0)%
Net income (loss)	$(792,388)	$(6,410,712)	$(901,115)	$(6,402,558)	$(988,089)	$(871,499)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our new products, such as the FirstVU HD, MicroVU HD, FleetVU and DVM-800. We reported an operating loss of $816,962 on revenues of $5,634,237 for second quarter 2015 compared to an operating loss of $1,963,195 on revenues of $4,248,764 for first quarter 2015, an operating loss of $336,833 on revenues of $5,419,611 for fourth quarter 2014, an operating loss of $1,040,559 on revenues of $4,666,713 for third quarter 2014, and an operating loss of $965,650 on revenues of $3,449,754 for second quarter 2014. Our revenues increased in second quarter 2015 and were higher than the prior fourteen quarters. We attribute the increase to the successful resolution of production issues encountered in first quarter 2015 with our FirstVU body cameras, whose product shipments rebounded in second quarter 2015. We also had several large orders for our in-car video systems including a package order that included our in-car video system, FirstVU body cameras and our patented VU Link connectivity system. Our gross margin percentage increased to 54.9% in second quarter 2015 from 38.9% in first quarter 2015, and was closer to our gross margins of 59.3% in the fourth quarter 2014 and 52.8% in the third quarter 2014 because we resolved our FirstVU HD production issues encountered in the first quarter 2015. Additionally in such quarter, we had printed circuit board issues that dramatically increased rework and scrap rates on our FirstVU HD product. Management views the gross margin deterioration encountered in first quarter 2015 as isolated and expects to return to more normal gross margins during the balance of 2015. Our selling, general and administrative (“SG&A”) expenses were higher in the second quarter 2015 compared to first quarter 2015 and fourth quarter 2014. The primary reasons for the increased SG&A expenses in second quarter 2015 over the first quarter 2015 and fourth quarter 2014 was the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support required for our new products, such as the FirstVU HD and DVM 800. Many of our customers require extensive information technology infrastructure planning to manage and store the audio/video evidence gathered by our systems, which often requires new and larger data servers. Our international revenues increased slightly to $66,798 during second quarter 2015 compared to $39,688 during first quarter 2015.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues increased in second quarter 2015 to $5,634,237 from $4,248,764 in first quarter 2015. We attribute the increased revenues to the resolution of production and other issues encountered in the first quarter 2015 that hampered our FirstVU body camera shipments. Total FirstVU shipments during second quarter 2015, including customer orders and test and evaluation units exceeded 2,000 units. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We also shipped seven orders in excess of $100,000 for our in-car video systems in second quarter 2015 including a large package order that included our in-car video system, FirstVU body cameras and our patented VU Link connectivity system.

●	We believe recently highly publicized law enforcement incidents have provided legislators an opportunity to reassess spending priorities away from the militarization of the police to increasing transparency and accountability. It is this underlying shift in priorities that has redirected and increased law enforcement budgets and funding to our products and offerings. We are hopeful this trend continues during the remainder of 2015 and beyond.

●	We have launched additional products to complement our DVM-500 Plus and DVM-750 in-car video products in an effort to diversify our sources of revenue. In 2014, we launched our VuLink and in 2015 we launched the new MicroVU HD in-car video system. In 2013, we launched the FirstVU HD body worn camera and DVM-800 in-car video system. The DVM-800 and FirstVU HD contributed 55% of the total sales for the six months ended June 30, 2015, compared to 37% for the six months ended June 30, 2014. We believe these increased product offerings allows our customers more choices to fit their needs and budgets.

●	Our gross profit on sales increased to 54.9% during second quarter 2015 from 38.9% during first quarter 2015. We attribute the increase in gross margins during second quarter 2015 to addressing the production and other issues encountered in the first quarter 2015. Management expects more normal gross margins during the balance of 2015.

●	Our international revenues were less than expected for the six months ended June 30, 2015 and 2014, with total international revenues of $106,486 (1% of total revenues) for the six months ended June 30, 2015, compared to $174,732 (2% of total revenues) for the six months ended June 30, 2014. We were disappointed in our international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,330,000 of such products in finished goods inventory as of June 30, 2015 and had sold approximately 1,000 units since the beginning of the agreement through June 30, 2015.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract. See “Legal Proceedings.” We discontinued purchases of additional units as of that date.

For the Three Months Ended June 30, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	45%	44%

Gross profit	55%	56%
Selling, general and administrative expenses:
Research and development expense	14%	20%
Selling, advertising and promotional expense	16%	19%
Stock-based compensation expense	6%	6%
General and administrative expense	33%	39%

Total selling, general and administrative expenses	69%	84%

Operating loss	(14)%	(28)%
Other income and interest expense, net	—%	(1)%

Loss before income tax benefit	(14)%	(29)%
Income tax benefit	—%	—%

Net loss	(14)%	(29)%

Net loss per share information:
Basic	$(0.20)	$(0.43)
Diluted	$(0.20)	$(0.43)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$2,995
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 which retails for $995. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995	$3,495
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the second quarters of 2015 and 2014 were derived from the following sources:

	Three months ended June 30,
	2015	2014
DVM-800	34%	36%
FirstVU HD and FirstVU	21%	9%
DVM-250 & DVM- 250 Plus	11%	8%
DVM-500 Plus	9%	9%
DVM-100 & 400	8%	8%
DVM-750	1%	6%
Laser Ally	—%	4%
Repair and service	3%	2%
Accessories and other revenue	13%	18%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our newer products, including the DVM-800 and the FirstVU HD, contributed 55% of total sales for the three months ended June 30, 2015, compared to 45% for the comparable period ending June 30, 2014. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer law enforcement products during the remainder of 2015. In addition, our commercial event recorders (DVM-250 and DVM-250 Plus) increased from 8% to 11% of total revenues, which trend is expected to continue because of the appeal of our new FleetVU driver management and monitoring tool.

Revenues for the three months ended June 30, 2015 and 2014 were $5,634,237 and $3,449,754, respectively, an increase of $2,184,483 (63%), due to the following factors:

●	Our revenues increased significantly for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (63%). We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and other cities in the United States. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	We shipped seven orders in excess of $100,000 for the three months ended June 30, 2015 for total revenue of $1,297,000 compared to zero for the three months ended June 30, 2014. One of the orders was for a package including our in-car video system, our FirstVU body worn camera and our patented VULink connectivity system. We also had orders of 325 FirstVU body cameras from a large county in the eastern U.S., 57 of our in-car video systems from a sheriff’s department in the southeastern U.S., and 60 in-car video systems from a state highway patrol department. Demand for our commercial event recorders resulted in two large orders for DVM-250 systems, coupled with our new FleetVU cloud-based fleet management tool that we recently introduced. Our average order size increased to approximately $3,125 for the three months ended June 30, 2015 from $2,160 during the three months ended June 30, 2014.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 55% of total sales for the three months ended June 30, 2015, compared to 45% for the comparable period ending June 30, 2014. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2015.

●	Our international revenues decreased to $66,798 (1% of total revenues) during second quarter 2015, compared to $125,623 (4% of total revenues) during second quarter 2014. Our second quarter 2015 international revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2015 and 2014 was $2,542,043 and $1,521,365, respectively, an increase of $1,020,678 (67%). The increase in cost of goods sold is commensurate with the 63% increase in revenues. In addition, we increased our inventory reserve in second quarter 2015 due to changes in the sales mix to the DVM 800 platform, which has resulted in a higher level of excess component parts of older versions of our legacy products. Cost of sales as a percentage of revenues increased to 45% during the three months ended June 30, 2015 compared to 44% for the three months ended June 30, 2014. Our long-term goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2015. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We recorded $921,699 and $600,578 in reserves for obsolete and excess inventories at June 30, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,632,363 and $2,987,124 at June 30, 2015 and December 31, 2014, respectively, an increase of $645,239 (22%). The increase in raw materials and component parts is primarily attributable to increased forecasts for sales of the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $8,827,404 and $6,576,480 at June 30, 2015 and December 31, 2014, respectively, an increase of $2,250,924 (34%). The increase in finished goods was primarily in the DVM 750 product inventory and additional cameras for our various products. Finished goods at June 30, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM-500 Plus and DVM-750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 6.9% as of June 30, 2015 compared to 6.1% at December 31, 2014. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2015.

We are in litigation with our supplier of the Laser Ally product and believe the $1.3 million of such inventory will be returned to the supplier for a partial or full refund if the litigation is resolved in our favor, although we can make no assurance regarding the ultimate outcome of this matter.

Gross Profit

Gross profit for the three months ended June 30, 2015 and 2014 was $3,092,194 and $1,928,389, respectively, an increase of $1,163,805 (60%). The increase is commensurate with the 63% increase in revenues for the three months ended June 30, 2015 and cost of sales as a percentage of revenues increasing to 45% during the three months ended June 30, 2015 from 44% for the six months ended June 30, 2015. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,909,156 and $2,894,039 for the three months ended June 30, 2015 and 2014, respectively, an increase of $1,015,117 (35%). Overall selling, general and administrative expenses as a percentage of sales decreased to 69% in 2015 compared to 84% in 2014. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2015	2014
Research and development expense	$783,880	$695,101
Selling, advertising and promotional expense	932,407	664,077
Stock-based compensation expense	329,201	183,419
Professional fees and expense	430,809	203,907
Executive, sales and administrative staff payroll	634,128	502,160
Other	798,731	645,375
Total	$3,909,156	$2,894,039

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $783,880 and $695,101 for the three months ended June 30, 2015 and 2014, respectively, an increase of $88,779 (13%). We employed a total of 24 engineers at June 30, 2015 compared to 22 engineers at June 30, 2014, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include cloud based evidence storage and management for our law enforcement customers (VuVualt.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 14% for the three months ended June 30, 2015 compared to 20% for the three months ended June 30, 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $932,407 and $664,077 for the three months ended June 30, 2015 and 2014, respectively, an increase of $268,330 (40%). Salesman salaries and commissions represents the primary components of these costs and were $723,716 and $535,189 for the three months ended June 30, 2015 and 2014, respectively, an increase of $188,527 (35%). Such increases were the result of variable commissions paid on increased sales. The effective commission rate was 12.8% for the three months ended June 30, 2015 compared to 15.5% for the three months ended June 30, 2014.

Promotional and advertising expenses totaled $208,691 during the three months ended June 30, 2015 compared to $128,888 during the three months ended June 30, 2014, an increase of $79,803 (62%). The increase is primarily attributable to increased participation in trade shows and media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, and to increase awareness of our FirstVU HD and the DVM-800 within our law enforcement channel during 2015.

Stock-based compensation expense. Stock based compensation expense totaled $329,201 and $183,419 for the three months ended June 30, 2015 and 2014, respectively, an increase of $145,782 (79%). The increase is primarily due to the amortization of the restricted stock granted during February 2015 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended June 30, 2015 compared to 2014. Our general stock price has increased in 2015 compared to previous years, which has increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $430,809 and $203,907 for the three months ended June 30, 2015 and 2014, respectively, an increase of $226,902 (111%). Professional fees during 2014 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in the three months ended June 30, 2015 compared to 2014 is primarily attributable to higher accounting fees and litigation expenses related to the Utility, Dragoneye and Gans matters.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $634,128 and $502,160 for the three months ended June 30, 2015 and 2014, respectively, an increase of $131,968 (26%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD.

Other. Other selling, general and administrative expenses totaled $798,731 and $645,375 for the three months ended June 30, 2015 and 2014, respectively, an increase of $153,356 (24%). The increase in other expenses in 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and travel expenses. We are utilizing consultants to help develop engineering and manufacturing standard processes with a goal of achieving ISO 13485, ISO 9001, FDA cGMPs, and MD Directive 93/42/EEC certifications. We also utilized consultants to help design, develop and launch a new corporate website in second quarter 2015.

Operating Loss

For the reasons previously stated, our operating loss was $816,962 and $965,650 for the three months ended June 30, 2015 and 2014, respectively, an improvement of $148,688 (15%). Operating loss as a percentage of revenues decreased to 14% in 2014 from 28% in 2014.

Interest Income

Interest income decreased to $2,828 for the three months ended June 30, 2015 from $7,510 in 2014.

Interest Expense

We incurred interest expense of $79,841 and $127,749 during the three months ended June 30, 2015 and 2014, respectively. The decrease in interest expense is due to $4.0 million Secured Convertible Note being converted to equity in February 2015. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011 which remained outstanding and bear interest at the rate of 8% per annum during second quarter 2015. The maturity date of the subordinated notes was extended until August 15, 2015; however, the Company paid such notes in full on July 24, 2015. On March 24, 2014, we issued the Senior Secured Convertible Note in the principal amount of $2.0 million (the “2.0 million Secured Convertible Note”) that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2014 and February 25, 2015.

We amortized $22,075 representing the discount associated with the $2.5 million subordinated note during the three months ended June 30, 2015. The total remaining unamortized discount at June 30, 2015 was $0 related to the $2.5 million subordinated note.

Change in Warrant Derivative Liabilities

The holder of the $4.0 million Secured Convertible Note exercised part of its August Warrant to purchase 37,800 shares of common stock on April 9, 2015, which resulted in a gain in the value of the warrant derivative totaling $127,951 being recognized as non-cash income in the three months ended June 30, 2015. The gain represents the difference in our stock price compared to the exercise price at the respective exercise date.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $2,038,032, which was recorded as a current liability in the accompanying Consolidated Balance Sheet. The fair value of the warrant derivative increased to $2,186,214 at December 31, 2014. After consideration of the exercise of part of the August Warrant in April 2015, the unexercised part of the August Warrant was valued at $156,276 at June 30, 2015. Accordingly, the change in total warrant derivatives related to the unexercised part of the August Warrant was a loss of $11,890 for the three months ended June 30, 2015. The net change was a gain of $116,061 ($127,951-$11,890) for the three months ended June 30, 2015. The change in fair value of the warrant derivative resulted in a gain of $97,142 for the three months ended June 30, 2014.

$4.0 Million Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended June 30, 2015 and 2014. Such costs totaled $14,474 and $0 at June 30, 2015 and 2014, respectively.

Other Income

Other income decreased to $0 for the three months ended June 30, 2015 from $158 in 2014.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $792,388 and $988,089 for the three months ended June 30, 2015 and 2014, respectively, an improvement of $195,701 (20%).

Income Tax Benefit

We recorded no income tax expense related to our income for the three months ended June 30, 2015 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2015 because we remain in a three-year cumulative tax loss position. During 2015, we increased our valuation reserve on deferred tax assets by $3,448,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $27,550,000 of net operating loss carryforwards and $1,645,000 of research and development tax credit carryforwards as of June 30, 2015 available to offset future net taxable income.

Net Loss

As a result of the above, for the three months ended June 30, 2015 and 2014, we reported a net loss of $(792,388) and $(988,089) for the three months ended June 30, 2015 and 2014, respectively, an improvement of $195,701 (20%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.20 and $0.43 for the three months ended June 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2015 and 2014 because of the net loss reported for each period.

For the Six Months Ended June 30, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	52%	42%

Gross profit	48%	58%
Selling, general and administrative expenses:
Research and development expense	15%	21%
Selling, advertising and promotional expense	18%	17%
Stock-based compensation expense	6%	4%
General and administrative expense	37%	36%

Total selling, general and administrative expenses	76%	78%

	Six Months Ended June 30,
	2015	2014
Operating loss	(28)%	(20)%
Change in fair value of secured notes payable	(45)%	—%
Change in warrant derivative liabilities	3%	—%
Other income and interest expense, net	(3)%	(5)%

Loss before income tax benefit	(73)%	(25)%
Income tax benefit	—%	—%

Net loss	(73)%	(25)%

Net loss per share information:
Basic	$(1.94)	$(0.82)
Diluted	$(1.94)	$(0.82)

Revenues for the six months ended 2015 and 2014, respectively, were derived from the following sources:

	Six months ended June 30,
	2015	2014
DVM-800	34%	31%
FirstVU HD and FirstVU	21%	6%
DVM-250 & DVM-250 Plus	11%	7%
DVM-500 Plus	8%	19%
DVM-100 & DVM-400	7%	9%
DVM-750	1%	6%
Laser Ally	—%	3%
Repair and service	2%	2%
Accessories and other revenues	16%	17%
	100%	100%

We experienced a change in the sales mix of our products for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our newer products, including the DVM-800 and the First VU HD, contributed 55% of total sales for the three months ended June 30, 2015, compared to 37% for the comparable period ending June 30, 2014. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2015. In addition, our commercial event recorders (DVM-250 and DVM-250 Plus) increased from 7% to 11% of total revenues, which trend is expected to continue because of the appeal of our new FleetVU driver management and monitoring tool.

Revenues for the six months ended June 30, 2015 and 2014 were $9,883,001 and $7,358,095, respectively, an increase of $2,524,906 (34%), due to the following factors:

●	Our revenues increased significantly for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (34%). We attribute the increased revenues to the resolution of production issues that encountered in first quarter 2015 which hampered FirstVU body camera shipments. We have had a large increase in increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	We shipped eleven individual orders in excess of $100,000, for a total of $1,755,000 in revenue for the six months ended June 30, 2015 compared to two individual orders in excess of $100,000, for a total of $499,000 in revenue for the six months ended June 30, 2014. Our average order size increased to approximately $2,785 in the six months ended June 30, 2015 from $2,265 during the six months ended June 30, 2014.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 55% of total sales for the six months ended June 30, 2015, compared to 37% for the comparable period ending June 30, 2014. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2015.

●	Our international revenues were less than expected for the six months ended June 30, 2015 and 2014, with total international revenues of $106,486 (1% of total revenues) for the six months ended June 30, 2015, compared to $174,732 (2% of total revenues) for the six months ended June 30, 2014. We were disappointed in our international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2015 and 2014 was $5,137,067 and $3,108,767, respectively, an increase of $2,028,300 (65%). The increase in cost of goods sold is partially due to the 34% increase in revenues and to substantial production costs incurred in hiring and training new production personnel to launch a split production shift. In addition, we encountered printed circuit board issues early in 2015 that dramatically increased rework and scrap rates on our FirstVU HD. We also increased our inventory reserve in 2015 due to changes in the sales mix to the DVM 800 platform, which has resulted in a higher level of excess component parts of older versions of our legacy products. Cost of sales as a percentage of revenues increased to 52% during the six months ended June 30, 2015 compared to 42% for the six months ended June 30, 2014. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2015. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We are in litigation with our supplier of Laser Ally’s and believe the $1.3 million of such inventory will be returned to the supplier for a partial or full refund should the litigation be resolved in our favor, although we can make no assurances regarding the ultimate outcome of this matter.

Gross Profit

Gross profit for the six months ended June 30, 2015 and 2014 was $4,745,934 and $4,249,348, respectively, an increase of $496,586 (12%). The increase is commensurate with the 34% increase in sales for the six months ended June 30, 2015 offset by partially cost of sales as a percentage of revenues increasing to 52% during the six months ended June 30, 2015 from 42% for the six months ended June 30, 2014. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,526,091 and $5,761,130 for the six months ended June 30, 2015 and 2014, respectively, an increase of $1,764,961 (31%). Selling, general and administrative expenses as a percentage of sales decreased to 76% in 2015 compared to 78% in 2014. The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2014	2014
Research and development expense	$1,527,223	$1,550,350
Selling, advertising and promotional expense	1,776,293	1,271,221
Stock-based compensation expense	598,401	314,266
Professional fees and expense	720,632	372,098
Executive, sales and administrative staff payroll	1,270,166	1,039,917
Other	1,633,376	1,213,278
Total	$7,526,091	$5,761,130

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,527,223 and $1,550,350 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $23,127 (1%). We employed a total of 24 engineers at June 30, 2015 compared to 22 engineers at June 30, 2014, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 15% for the six months ended June 30, 2015 compared to 21% for the six months ended June 30, 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,776,293 and $1,271,221 for the six months ended June 30, 2015 and 2014, respectively, an increase of $505,072 (40%). Salesman salaries and commissions represent the primary components of these costs and were $1,441,914 for the six months ended June 30, 2015 compared to $1,039,227 for the six months ended June 30, 2014, an increase of $402,687 (39%). The overall effective commission rate was 14.6% and 14.1% for six months ended June 30, 2015 and June 30, 2014, respectively. Such increases primarily reflect variable commissions paid on the increased revenues in the 2015 period compared to 2014. In addition, we hired additional inside sales coordinators and telesales specialists to support the territory salesmen during the last half of 2014, which contributed to the increased effective commission rate for the six months ended June 30, 2015.

Promotional and advertising expenses totaled $334,379 during the six months ended June 30, 2015 compared to $231,994 during the six months ended June 30, 2014, an increase of $102,385 (44%). The increase is primarily attributable to increased participation in trade shows and media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, and to increase awareness of our FirstVU HD and the DVM-800 within our law enforcement channel during 2015.

Stock-based compensation expense. Stock based compensation expense totaled $598,401 and $314,266 for the six months ended June 30, 2015 and 2014, respectively, an increase of $284,135 (90%). The increase is primarily due to the amortization of the restricted stock granted during February 2015 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the six months ended June 30, 2015 compared to 2014. Our general stock price has increased in 2015 compared to previous years which has increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $720,632 and $372,098 for the six months ended June 30, 2015 and 2014, respectively, an increase of $348,534 (94%). The increase in professional fees and expenses in 2015 compared to 2014 is primarily attributable to higher accounting fees and litigation expenses related to the Utility, Dragoneye and Gans matters. See Litigation for further discussion.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,270,166 and $1,039,917 for the six months ended June 30, 2015 and 2014, respectively, an increase of $230,249 (22%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support & marketing was required for our new products, such as the DVM-800, FirstVU HD, VuVault.com and FleetVU.

Other. Other selling, general and administrative expenses totaled $1,633,376 and $1,213,278 for the six months ended June 30, 2015 and 2014, respectively, an increase of $420,098 (35%). The increase in other expenses in 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and travel expenses. We are utilizing consultants to help develop engineering and manufacturing standard processes with a goal of achieving ISO 13485, ISO 9001, FDA cGMPs, and MD Directive 93/42/EEC certifications. We also utilized consultants to help design, develop and launch a new corporate website in second quarter 2015.

Operating Loss

For the reasons previously stated, our operating loss was $(2,780,157) and ($1,511,802) for the six months ended June 30, 2015 and 2014, respectively a deterioration of $1,268,355 (84%). Operating loss as a percentage of revenues increased to 28% for the first six months of 2015 from 20% for the same period in 2014.

Interest Income

Interest income decreased to $8,143 for the six months ended June 30, 2015 from $10,024 in 2014.

Interest Expense

We incurred interest expense of $206,014 and $227,061 during the six months ended June 30, 2015 and 2014, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which remained outstanding and bear interest at the rate of 8% per annum during second quarter 2015. The maturity date of the subordinated notes was extended until August 15, 2015; however, the Company paid such notes in full on July 24, 2015. On March 24, 2014, we issued the $2.0 million Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2014 and February 25, 2015.

We amortized $55,187 representing the discount associated with the $2.5 million subordinated note during the six months ended June 30, 2015. The total remaining unamortized discount at June 30, 2015 was $0 related to the $2.5 million subordinated note.

Change in Warrant Derivative Liabilities

The holder of the $4.0 million Secured Convertible Note exercised part of its August Warrant to purchase 37,800 shares of common stock on April 9, 2015, which resulted in a gain in the value of the warrant derivative totaling $127,951 being recognized as non-cash income in the six months ended June 30, 2015. Additionally, the holder of the $4.0 million Secured Convertible Note exercised part of its August Warrants to purchase 212,295 shares on March 24, 2015, which resulted in a gain in the value of the warrant derivative totaling $340,722 being recognized as non-cash income in the six months ended June 30, 2015. The gain and represents the difference in our stock price compared to the exercise price at the respective exercise date.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $2,038,032, which was recorded as a current liability in the accompanying Consolidated Balance Sheet. The fair value of the warrant derivative increased to $2,186,214 at December 31, 2014. After consideration of the exercise of the warrants in March 2015, the unexercised part of the August Warrant was valued at $591,747 at March 31, 2015, which resulted in a non-cash expense of $175,000 being recorded. After consideration of the exercise of part of the August Warrant in April 2015, the unexercised part of the August Warrant was valued at $156,276 at June 30, 2015, which resulted in non-cash expense of $11,890 being recorded. Accordingly, the net change in warrant derivatives was non-cash income of $281,783 for the six months ended June 30, 2015 compared to non-cash income of $97,142 for the six months ended June 30, 2014.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our $4.0 million Secured Convertible Note on its fair value basis. The holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal balance of such Note into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion rate of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383, representing the increase in our stock price over the conversion rate as of the conversion dates. Accordingly, the total change in fair value of secured convertible notes payable was a $4,434,383 loss for the six months ended June 30, 2015, which was recognized in the Condensed Consolidated Statement of Operations.

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the six months ended June 30, 2015 and 2014. Such costs totaled $74,350 and $224,438 for the six months ended June 30, 2015 and 2014, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap. The June 30, 2014 expenses included a $120,000 placement agent fee and the remainder was primarily legal fees.

Other Income (Expense)

Other income (expense) increased to $1,878 for the six months ended June 30, 2015 from ($3,453) for the six months ended June 30, 2014.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $7,203,100 and $1,859,588 for the six months ended June 30, 2015 and 2014, respectively, a deterioration of $5,343,512 (287%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the six months ended June 30, 2015 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2015 because we remain in a three-year cumulative tax loss position. During 2015, we increased our valuation reserve on deferred tax assets by $3,448,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $27,550,000 of net operating loss carryforwards and $1,645,000 of research and development tax credit carryforwards as of June 30, 2015 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported net losses of $7,203,100 and $1,859,588 for the six months ended June 30, 2015 and 2014, respectively, a deterioration of $5,343,512 (287%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.94 and $.82 for the six months ended June 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 and 2014 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall: During 2011, we borrowed a total of $2.5 million under an unsecured credit facility with a private, third-party lender. The $2.5 million of subordinated notes bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The subordinated notes are subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the subordinated notes from May 30, 2014 to May 30, 2015, which was later extended to August 15, 2015. The subordinated notes were unsecured and do not prevent us from obtaining new senior secured financings. On July 24, 2015, we paid the $2.5million of outstanding principal together with all accrued interest in full.

On March 24, 2014, the Company completed a private placement of the $2.0 million Secured Convertible Note, which bore interest at 6% per annum payable quarterly and was secured by all assets of the Company. In addition, we issued the holder detachable warrants to acquire 130,000 shares of common stock at $10.00 per share (the “March 2014 Warrant”). On July 10, 2014 the Company and the holder of the $2.0 million Secured Convertible Note entered into an agreement under which the Company reduced the conversion price of the Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,778 principal amount and $2,963 accrued interest on the Secured Convertible Note into 284,928 shares of common stock of the Company. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the $2.0 million Secured Convertible Note exercised its right to convert the remaining outstanding principal into 26,263 shares of common stock of the Company in two separate tranches on August 28, 2014 and September 19, 2014. In addition, the holder also exercised its warrant to purchase 130,000 shares of common stock resulting in cash proceeds of $951,600 during 2014 and utilized the cashless exercise feature for the remaining 6,621 shares.

On August 28, 2014, the Company completed a second private placement to the holder of the $2.0 million Secured Convertible Note and issued the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible into shares of common stock at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days. In connection with the second private placement the Company issued a warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share (the “the August Warrant”), which was exercisable immediately and expires August 28, 2019.

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

In connection with the anti-dilution provisions of the March 2014 Warrant, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share in connection with the second private placement.

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

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal on the $4.0 million Secured Convertible Note into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. In addition, the holder also exercised part of its August Warrant to purchase 212,295 shares of common stock resulting in cash proceeds of $1,553,999 during first quarter 2015. The holder exercised part of its August Warrant to purchase 37,800 shares resulting in cash proceeds of $276,690 during second quarter 2015.

We had $670,938 of available cash and equivalents and net working capital of approximately $10.9 million as of June 30, 2015. Net working capital as of June 30, 2015 includes approximately $3.7 million of accounts receivable and $12.4 million of inventory. Management believes that it can reduce inventory levels during the balance of 2015 to provide funding for operations; however, no assurances can be given in that regard.

On July 22, 2015, the Company closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants in an at-the-market registered direct offering and a concurrent private placement of two series of common stock purchase warrants with two investors. At the closing the Company sold an aggregate of 879,766 shares of its common stock at a per share price of $13.64 in a registered direct offering to the investors. The Company also issued registered short-term warrants to the investors exercisable to purchase a total of 437,086 shares of common stock in such offering. Additionally, in a concurrent private placement, the Company issued to the investors short-term warrants exercisable to purchase a total of 222,738 shares of common stock and long-term warrants exercisable to purchase a total of 879,766 shares of common stock. Both the short-term registered and private placement warrants are immediately exercisable, have an exercise price of $13.43 per share and expire 24 months from the date of issuance. The long-term warrants are immediately exercisable, have an exercise price of $13.43 per share and expire five and a half years from the date of issuance. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company total approximately $11.2 million prior to any exercise of the warrants. The warrants issued in this transaction do not contain terms that would require the Company to record derivative warrant liabilities that could affect the Company’s financial statements. Proceeds of the offering were used to repay the $2.5 million principal amount of subordinated notes plus accrued interest in full and for working capital purposes.

After completion of the $12.0 million offering on July 22, 2015 and the payment of the $2.5 million principal amount of subordinated notes, the Company believes it has ample liquidity to support its operations for the remainder of 2015 and 2016. In addition, the Company may seek commercial credit facilities to improve its liquidity position to finance growth opportunities or other expenditures.

Cash and cash equivalents balances: As of June 30, 2015, we had cash and cash equivalents with an aggregate balance of $670,938, a decrease from a balance of $3,049,716 at December 31, 2014. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,378,778 net decrease in cash during the six months ended June 30, 2015:

●	Operating activities:	$5,625,014 of net cash used in operating activities. Net cash used in operating activities was $5,625,014 for the six months ended June 30, 2015 compared to net cash used in activities of $1,353,338 for the six months ended June 30, 2014, a deterioration of $4,346,026. The deterioration was primarily the result of our net loss, increases in inventory, prepaid expenses and accounts receivable offset by increases in deferred revenue. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2015, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$1,239,655 of net cash provided by investing activities. Cash provided by investing activities was $1,239,655 for the six months ended June 30, 2015 compared to cash used in investing activities of $157,750 for the six months ended June 30, 2014. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital. In 2015, we replaced and upgraded our internal servers and infrastructure including upgrades to our enterprise software. In 2014, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$2,006,581 of net cash provided by financing activities. Cash provided by financing activities was $2,006,581 and $1,732,744 for the six months ended June 30, 2015 and 2014, respectively. We received $2,133,889 of proceeds in the six months ended June 30, 2015 from the exercise of common stock warrants and options. On March 24, 2014, we issued the $2.0 million Secured Convertible Note, the proceeds of which were used for general working capital purposes. We paid $74,350 and $224,438 of debt issuance costs in the six months ended June 30, 2015 and 2014, respectively, related to the $2.0 million Secured Convertible Note. During 2014 and 2015, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $2,378,778 to $670,938 for the six months ended June 30, 2015.

Commitments:

We had $670,938 of cash and cash equivalent balances and net positive working capital approximating $10.9 million as of June 30, 2015. Accounts receivable balances represented $3,738,234 of our net working capital at June 30, 2015. We intend to collect our outstanding receivables on a timely basis during 2015, which would help to provide positive cash flow to support our operations during the balance of 2015. Inventory represented $12,418,110 of our net working capital at June 30, 2015 and finished goods represented $8,827,404 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during the balance of 2015 by our sales activities, which should provide additional cash flow to help support our operations during 2015.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2015.

Lease commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the six months ended June 30, 2015 and 2014 was $202,983 and $198,862, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015(period from July 1, 2015 to December 31, 2015)	$217,461
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,165,323

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $13,316 and $13,996 for the six months ended June 30, 2015 and 2014, respectively.

Following is a summary of our licenses as of June 30, 2015:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2016	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2015	Automatically renews for one year periods unless terminated by either party.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product through December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,330,000 of such products in finished goods inventory as of June 30, 2015 and had sold approximately 1,000 units since the beginning of the agreement through June 30, 2015.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,330,000) for a full refund as a result of alleged material defects in the products. We plan to participate in a mediation of the lawsuit in August 2015. If we are not satisfied with the results of such mediation, we will likely commence the court trial in September 2015.

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

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ’556 patent. On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ’556 patent. We believe that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although we can offer no assurances in this regard. In our view, the final two claims asserted in the ’556 Patent are not applicable to us or our products.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage. However, the USPTO’s final decision on July 27, 2015, which invalidated substantially all claims contained in the ’556 patent, will provide the Company with substantial basis to pursue its claims either through court trial or by summary judgment motions.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, the Company intends to file for summary judgment in its favor should Utility not request outright dismissal.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors vigorously defended the claims asserted against us and them. We and the Defendant Directors have filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

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

401(k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $74,700 and $78,734 for the six months ended June 30, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $187,000 charged off as uncollectible on cumulative revenues of $175.6 million since we commenced deliveries during 2006. As of June 30, 2015 and December 31, 2014, we had provided a reserve for doubtful accounts of $74,997 and $65,977, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2015. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw material and component parts	$3,632,363	$2,987,124
Work-in-process	880,042	280,429
Finished goods	8,827,404	6,576,480

Subtotal	13,339,809	9,844,033
Reserve for excess and obsolete inventory	(921,699)	(600,578)

Total	$12,418,110	$9,243,455

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 6.9% of the gross inventory balance at June 30, 2015, compared to 6.1% of the gross inventory balance at December 31, 2014. We had $921,699 and $600,578 in reserves for obsolete and excess inventories at June 30, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,632,363 and $2,987,124 at June 30, 2015 and December 31, 2014, respectively, an increase of $645,239 (22%). The increase in raw materials and component parts is primarily attributable to increased forecasts for the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $8,827,404 and $6,576,480 at June 30, 2015 and December 31, 2014, respectively, an increase of $2,250,924 (34%). The increase in finished goods was primarily in DVM-750 products and additional cameras for our various products. Finished goods at June 30, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM-500 Plus and DVM-750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2015.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $275,911 as of June 30, 2015 compared to $247,082 as of December 31, 2014. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the six months ended June 30, 2015.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 30, 2015 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2014, cumulative valuation allowances in the amount of $12,692,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $16,140,000 to fully reserve our deferred tax assets at June 30, 2015. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2015 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2015 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$156,276	$156,276
	$-	$-	$156,276	$156,276

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature; however, we generally generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. During 2014, the parties agreed in principle to resolve their claims; however, the parties have been unable to negotiate the terms of a final settlement agreement. Under the agreement in principle, we would have paid all outstanding and unpaid invoices, including interest at 10% per annum, through the date the settlement agreement was to be executed. Such amount approximated $210,000 and has been recorded in accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014. In return, Dragoneye was to cancel our remaining obligation to purchase LaserAlly products and accept responsibility for and correct the material defects in the products delivered to us under the contract at its cost. As a result of the parties’ failure to reach terms of a final settlement, we are now seeking the court to require Dragoneye to accept the return of all product currently in inventory (approximately $1,330,000) for a full refund as a result of alleged material defects in the products. We plan to participate in a mediation of the lawsuit in August 2015. If we are not satisfied with the results of such mediation, we will likely commence the court trial in September 2015.

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

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ’556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ’556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ’556 patent. We believe that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although we can offer no assurances in this regard. In our view, the final two claims asserted in the ’556 Patent are not applicable to us or our products.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage. However, the USPTO’s final decision on July 27, 2015 which invalidated substantially all claims contained in the ’556 patent will provide the Company with substantial basis to pursue its claims either through court trial or by summary judgment motions.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, proceedings seeking to invalidate the ’556 patent already has been accepted by the USPTO, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court has stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, the Company intends to file for summary judgment in its favor should Utility not request outright dismissal.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors vigorously defended the claims asserted against us and them. We and the Defendant Directors filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

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

Date: August 7, 2015

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

