Form 10-Q
period 2015-09-30
DIGITAL ALLY INC
filed 2015-11-12
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 06, 2015
Common Stock, $0.001 par value	5,180,481

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2015

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,812,761	$3,049,716
Restricted cash	—	1,500,000
Accounts receivable-trade, less allowance for doubtful accounts of $74,997 – 2015 and $65,977 – 2014	3,180,886	3,043,899
Accounts receivable-other	128,588	139,204
Inventories, net	12,635,401	9,243,455
Prepaid expenses	548,447	372,326

Total current assets	24,306,083	17,348,600

Furniture, fixtures and equipment	1,867,314	4,228,139
Less accumulated depreciation and amortization	856,718	3,182,473

	1,010,596	1,045,666

Intangible assets, net	369,843	245,684
Other assets	332,491	234,342

Total assets	$26,019,013	$18,874,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808,109	$2,410,876
Accrued expenses	1,209,671	1,142,973
Senior secured convertible note payable-current	—	2,019,720
Subordinated note payable-short-term, net of discount of $0 – 2015 and $55,187 – 2014	—	2,444,813
Derivative liabilities	66,631	2,186,214
Capital lease obligation-current	36,607	61,140
Deferred revenue-current	451,050	138,052
Income taxes payable	7,957	7,954
Customer deposits	—	1,878

Total current liabilities	3,580,025	10,413,620

Long-term liabilities:
Secured convertible note payable- less current portion, at fair value	—	1,253,711
Capital lease obligations-less current portion	49,195	3,849
Deferred revenue- less current portion	1,486,172	939,100

Total long term liabilities	1,535,367	2,196,660

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 5,055,999– 2015 and 3,092,497–2014	5,056	3,092
Additional paid in capital	57,308,816	33,326,908
Treasury stock, at cost (shares: 63,518 – 2015 and 63,518 - 2014)	(2,157,226)	(2,157,226)
Accumulated deficit	(34,253,025)	(24,908,762)

Total stockholders’ equity	20,903,621	6,264,012

Total liabilities and stockholders’ equity	$26,019,013	$18,874,292

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Product revenue	$4,914,411	$4,563,084	$14,471,609	$11,682,138
Other revenue	181,677	103,629	507,480	342,670
Total revenue	5,096,088	4,666,713	14,979,089	12,024,808
Cost of revenue	3,056,314	2,204,780	8,193,381	5,313,547
Gross profit	2,039,774	2,461,933	6,785,708	6,711,261
Selling, general and administrative expenses:
Research and development expense	720,640	654,142	2,247,863	2,204,492
Selling, advertising and promotional expense	1,175,498	836,471	2,951,791	2,107,692
Stock-based compensation expense	479,084	262,598	1,077,485	576,864
General and administrative expense	1,805,337	1,749,281	5,429,511	4,374,574
Total selling, general and administrative expenses	4,180,559	3,502,492	11,706,650	9,263,622
Operating loss	(2,140,785)	(1,040,559)	(4,920,942)	(2,552,361)

Interest income	4,430	2,388	12,573	12,412
Change in warrant derivative liabilities	89,645	(4,440,376)	371,428	(4,343,234)
Change in fair value of secured convertible notes payable	—	(464,030)	(4,434,383)	(466,838)
Senior secured convertible note payable issuance expenses	(19,495)	(341,513)	(93,845)	(565,951)
Other income (expense)	—	—	1,878	(3,453)
Interest expense	(74,958)	(118,468)	(280,972)	(342,721)
Loss before income tax (benefit)	(2,141,163)	(6,402,558)	(9,344,263)	(8,262,146)
Income tax (benefit)	—	—	—	—
Net loss	$(2,141,163)	$(6,402,558)	$(9,344,263)	$(8,262,146)

Net loss per share information:
Basic	$(0.45)	$(2.32)	$(2.29)	$(3.38)
Diluted	$(0.45)	$(2.32)	$(2.29)	$(3.38)

Weighted average shares outstanding:
Basic	4,799,126	2,763,726	4,076,493	2,445,922
Diluted	4,799,126	2,763,726	4,076,493	2,445,922

See Notes to Condensed Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, January 1, 2015	3,092,497	$3,092	$33,326,908	$(2,157,226)	$(24,908,762)	$6,264,012

Stock-based compensation	—	—	1,077,485	—	—	1,077,485

Restricted common stock grant	138,500	139	(139)	—	—	—
Issuance of common stock and warrants, net of issuance costs of $776,723	879,766	880	11,222,405	—	—	11,223,285
Issuance of common stock warrants to extend subordinated note due date	—	—	60,224	—	—	60,224
Issuance of common stock upon exercise of stock options	39,928	40	303,153	—	—	303,193
Issuance of common stock upon exercise of common stock purchase warrants	250,095	250	3,578,601	—	—	3,578,851
Issuance of common stock upon conversion of senior secured convertible note payable to equity	655,213	655	7,740,179	—	—	7,740,834
Net loss	—	—	—	—	(9,344,263)	(9,344,263)

Balance, September 30, 2015	5,055,999	$5,056	$57,308,816	$(2,157,226)	$(34,253,025)	$20,903,621

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(9,344,263)	$(8,262,146)
Adjustments to reconcile net loss to net cash flows (used in) operating activities:
Depreciation and amortization	472,785	378,954
Secured convertible note payable expenses	93,845	565,952
Stock-based compensation	1,077,485	576,864
Change in derivative liabilities	(371,428)	4,343,234
Change in fair value of secured convertible note payable	4,434,383	466,838
Interest expense related to stock conversion and note extension	93,244	—
Provision for inventory obsolescence	411,357	351,460
Provision for doubtful accounts receivable	9,020	4,341
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(146,007)	(1,377,559)
Accounts receivable - other	10,616	20,255
Inventories	(3,803,303)	(486,894)
Prepaid expenses	(193,667)	(132,734)
Other assets	(98,149)	1,507
Increase(decrease) in:
Accounts payable	(602,767)	(113,392)
Accrued expenses	66,698	(238,549)
Income taxes payable	3	(346)
Litigation accrual	—	(530,000)
Deposits	(1,878)	—
Deferred revenue	860,070	731,405
Net cash (used in) operating activities	(7,031,956)	(3,700,810)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(247,335)	(160,586)
Additions to intangible assets	(147,439)	(20,490)
Release (restriction) of cash in accordance with the secured convertible note	1,500,000	(1,500,000)
Restricted cash for appealed litigation	—	662,500
Net cash provided by (used in) investing activities	1,105,226	(1,018,576)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	11,223,285	—
(Payment) proceeds of notes payable	(2,500,000)	6,000,000
Debt issuance expense for secured convertible notes payable	(93,845)	(565,952)
Proceeds from exercise of stock options and warrants	2,133,889	1,780,327
Principal payments on capital lease obligation	(73,554)	(67,719)
Net cash provided by financing activities	10,689,775	7,146,656

Net increase in cash and cash equivalents	4,763,045	2,427,270
Cash and cash equivalents, beginning of period	3,049,716	454,978
Cash and cash equivalents, end of period	$7,812,761	$2,882,248

Supplemental disclosures of cash flow information:
Cash payments for interest	$176,769	$190,898

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$139	$192
Restricted common stock forfeitures	$—	$(6)
Capital expenditures financed by capital lease obligations	$94,367	$—
Issuance of common stock upon exercise of stock options and warrants	$—	$622
Common stock surrendered in cashless exercise of stock options and warrants	$—	$18
Conversion of secured convertible note into common stock	$7,740,834	$2,168,656
Issuance of stock purchase warrants with convertible note payable	$—	$2,393,905
Issuance of common stock for accrued interest	$—	$2,963

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “ours,” and “us”) produces digital video imaging, audio recording and related storage products for use in law enforcement and security applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body referred to as a “body-worn camera,” a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points, and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. The Company has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. It sells its products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Digital Ally formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, Medical Devices Ally, LLC was formed in July 2014 and MP Ally, LLC was formed in July 2015 both of which have been inactive since formation.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items. The Company accounts for its secured convertible notes payable and derivative liabilities on their fair value basis.

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

Sales returns and allowances aggregated $77,282 and $107,658 for the three months ended September 30, 2015 and 2014, respectively, and $612,341 and $422,969 for the nine months ended September 30, 2015 and 2014, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of the senior secured note payable are presented as restricted cash separate from cash and cash equivalents on our balance sheet.

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

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from three to ten years. Amortization expense on capitalized leases is included with depreciation expense.

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

Long-Lived Assets:

Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary. As of September 30, 2015 and December 31, 2014, there were no impairment indicators that required the Company to test for impairment in the carrying value of long-lived assets.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $22,480 and $18,625 for the three months ended September 30, 2015 and 2014, respectively, and $69,691 and $48,027 for the nine months ended September 30, 2015 and 2014, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $324,179 and $158,467 for the three months ended September 30, 2015 and 2014, respectively, and $658,558 and $390,461 for the nine months ended September 30, 2015 and 2014, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2015 and 2014. There have been no penalties in the nine months ended September 30, 2015 and 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the nine months ended September 30, 2015 and 2014.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2015 and 2014, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales by geographic area:
United States of America	$5,092,937	$4,598,123	$14,864,676	$11,787,327
Foreign	3,151	68,590	114,413	237,481
	$5,096,088	$4,666,713	$14,979,089	$12,024,808

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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $74,977 as of September 30, 2015 and $65,977 as of December 31, 2014.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No distributor/agent individually exceeded 10% of total revenues, for the nine months ended September 30, 2015 or September 30, 2014. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2015, which totaled $372,453, or 12% of total accounts receivable. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2014, which totaled $1,047,937, or 33% of total accounts receivable.

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

The Company entered into agreements with two unaffiliated companies (the “Manufacturers”) to develop, license and manufacture certain products that the Company offers for sale to its customers. Currently, these products represent approximately 53% of the Company’s total revenue; and one of the product lines is expected to increase in the future to the extent that it may represent an even more significant portion of the Company’s total revenue. These products can only be manufactured by the Manufacturers, except in situations where the Manufacturers are unable for any reason to supply the products. Backup proprietary documentation for each product is required to be maintained offsite by each Manufacturer thereby allowing the Company to continue production in such cases where the Manufacturers are unable to supply the product. The Manufacturers are located in the United States and in Asia. Natural disasters, financial stress, bankruptcy and other factors may cause conditions that would disrupt either Manufacturer’s ability to supply such products in quantities needed by the Company. It would take time for management to locate and activate alternative suppliers to replace the Manufacturers should it become necessary, which could result in significant production delays.

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw material and component parts	$4,254,617	$2,987,124
Work-in-process	460,161	280,429
Finished goods	8,932,557	6,576,480
Subtotal	13,647,335	9,844,033
Reserve for excess and obsolete inventory	(1,011,934)	(600,578)
Total	$12,635,401	$9,243,455

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $760,399 and $645,300 as of September 30, 2015 and December 31, 2014, respectively.

NOTE 5. SUBORDINATED NOTES PAYABLE, SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

	September 30, 2015	December 31, 2014
Subordinated notes payable, at par	$—	$2,500,000
Unamortized discount	—	(55,187)
Total notes payable	—	2,444,813
Less: Current maturities of long-term debt	—	2,444,813
Subordinated notes payable, long-term	$—	$—

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

On December 4, 2013, the Company entered into an agreement with the same third party lender to extend the maturity date of the Notes from May 30, 2014 to May 30, 2015. In connection with the extension, the Company granted the lender warrants exercisable to purchase 40,000 shares of its common stock at $8.50 per share through December 3, 2018. The Company also paid fees totaling $10,000 to an unaffiliated third party and issued a warrant exercisable to purchase 10,000 shares of Common Stock at a price of $8.50 per share through December 3, 2018 for its services in connection with the extension of the maturity dates of the Notes. The Company allocated $205,820 to additional paid in capital, which represented the grant date fair value of the new warrants issued to the lender and the unaffiliated third party who arranged the transaction. In addition, the cash fees paid to the unaffiliated third party totaling $10,000 were included in the discount on the Notes. The restructuring of the Notes that occurred in December 2013 was treated as a modification of the debt and the remaining unamortized discount of the Notes was amortized to interest expense ratably over the modified terms of the Notes. The discount amortized to interest expense totaled $55,187 and $101,571 for the nine months ended September 30, 2015, and 2014, respectively.

On May 27, 2015, the Company and the Lender agreed to extend the maturity dates of the Notes to July 15, 2015 with all other terms remaining the same. On July 15, 2015, the maturity dates of the Notes were further extended to August 15, 2015 and, as consideration for the extension, the Company issued warrants exercisable to purchase 5,000 shares of common stock at an exercise price of $16.50 with a term of five years. The grant date fair value of such warrants was $60,224, which was amortized to interest expense over the extended term. On July 24, 2015 the Company paid the outstanding principal and accrued interest on the Notes in full from proceeds of the registered direct offering of common stock and warrants to purchase common stock. (See Note 8.)

Secured Convertible Note Payable

	September 30, 2015	December 31, 2014
Secured convertible note payable at fair value	$—	$3,273,431
Less: Current maturities	—	(2,019,720)
Secured convertible note payable, long-term	$—	$1,253,711

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

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal of $3,963,780 into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. The increase in fair market value of these 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Such amount was recognized as a charge to the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2015 and included in change in fair value of secured convertible notes payable.

On March 24, 2015 the holder exercised part of its August Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. The holder also exercised part of its August Warrant to purchase 37,800 shares on April 9, 2015 with the change in value of the warrant derivative totaling $127,951 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. As of September 30, 2015, the holder of the August Warrant holds warrants to purchase 12,200 common shares remaining unexercised.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2015 (period from October 1, 2015 to December 31, 2015)	$10,951
2016	38,258
2017	34,298
2018	8,574
2019 and thereafter	—
Total future minimum lease payments	92,081
Less amount representing interest	6,279
Present value of minimum lease payments	85,802
Less current portion	36,607
Capital lease obligations, less current portion	$49,195

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	September 30, 2015	December 31, 2014
Office furniture, fixtures and equipment	$382,928	$280,304
Less: accumulated amortization	(205,128)	(135,115)
Net furniture, fixtures and equipment	$177,800	$145,189

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liability	$-	$-	$66,631	$66,631
	$-	$-	$66,631	$66,631

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liability			$2,186,214	$2,186,214
Secured convertible note	$-	$-	$3,273,431	$3,273,431
	$-	$-	$5,459,645	$5,459,645

The following table represents the change in level 3 tier value measurements:

	Warrant Derivative Liability	Secured Convertible Note	Total
December 31, 2014	$2,186,214	$3,273,431	$5,459,645

Conversion of secured convertible note to common stock	-	(3,273,431)	(3,273,431)

Exercise of common stock purchase warrants	(1,748,155)	-	(1,748,155)

Change in fair value	(371,428)	-	(371,428)

September 30, 2015	$66,631	$-	$66,631

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued warranty expense	$302,394	$247,082
Accrued sales commissions	55,000	89,600
Accrued payroll and related fringes	350,893	154,851
Accrued insurance	56,636	81,431
Accrued rent	234,171	260,634
Accrued litigation charges	—	53,666
Other	210,577	255,709
	$1,209,671	$1,142,973

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2015:

Beginning balance	$247,082
Provision for warranty expense	107,772
Charges applied to warranty reserve	(52,460)
Ending balance	$302,394

NOTE 8. COMMON STOCK

On June 9, 2015 at the annual shareholders meeting the shareholders approved the increase in the Company’s authorized shares of common stock from 9,375,000 to 25,000,000.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) on July 22, 2015 with two investors pursuant to which it issued and sold in an at-the- market registered direct offering (the “Offering”), an aggregate of 879,766 shares (the “Shares”) of common stock at an offering price of $13.64 per share, for gross proceeds of $12,000,008 before the deduction of the placement agent fee and other offering expenses. In additional to the common stock purchased, the investors received a registered short-term warrant (the “Series A Warrant”) exercisable to purchase a total of 437,086 shares of common stock at an exercise price of $13.43 per share. The Series A Warrants are immediately exercisable and expire on July 22, 2017. The Shares and the Series A Warrants were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-202944), which was declared effective by the Securities and Exchange Commission (the “Commission”) on May 18, 2015 (the “Registration Statement”).

In a concurrent private placement (the “Private Placement”), the Company issued two additional warrants to the investors (the “Series B Warrants” and “Series C Warrants”), collectively with the Shares and the Series A Warrants the (“Securities”), at an exercise price of $13.43 per share. The investors received Series B Warrants to purchase a total of 222,738 shares of common stock and Series C Warrants to purchase a total of 879,766 shares of common stock. The Series B Warrants and Series C Warrants are both immediately exercisable and the Series B Warrants expire on July 22, 2017 and the Series C Warrants expire on January 22, 2021.

Subject to limited exceptions, the holders of the Warrants do not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, but in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The Company was required to file a registration statement on Form S-3 relating to the issuance of the Series B Warrants and Series C Warrants to provide for the resale of the shares of common stock issuable upon the exercise of such Warrants. The Company has filed a registration statement on Form S-3 (File No. 333-206699), which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 15, 2015 (the “Registration Statement”).

The Purchase Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature. Among other restrictions, the Company is generally prohibited until July 22, 2017 from effecting or entering into an agreement to effect any issuance by the Company of Common Stock or equivalents involving a Variable Rate Transaction. A Variable Rate Transaction generally means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

The Company entered into a Placement Agreement (the “Placement Agreement”) pursuant to which the Company engaged WestPark Capital, Inc. as the sole placement agent in connection with the Offering and the Private Placement. The Company paid the Placement Agent a placement agent fee in cash of $720,000 and reimbursed approximately $30,000 of their out-of-pocket expenses. Other expenses of the offering totaled $26,723, which included accounting, legal, printing and other expenses. Total issuance costs were $776,723, which was deducted from the gross proceeds of the offering resulting in net proceeds of $11,223,285.

The Company used the net proceeds to retire $2.5 million principal amount of subordinated notes and for general corporate purposes.

NOTE 9. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2015 and 2014 varied from the expected statutory rate as a result of the Company’s decision to provide a 100% valuation allowance on net deferred tax assets. The Company has further determined that it would be appropriate to continue providing a full valuation allowance on net deferred tax assets as of September 30, 2015 because of the overall net operating loss carryforwards available.

The valuation allowance on deferred tax assets totaled $17,010,000 and $12,692,000 as of September 30, 2015 and December 31, 2014, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes, net” on the consolidated balance sheets. In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of the deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The recovery from the economic recession, which adversely impacted state and local governmental budgets in particular, remained weak in 2015 and 2014, and the Company incurred operating losses during this period. Law enforcement agencies are the Company’s primary customer and are typically funded through state and local tax rolls. The economy showed improvement in 2015 and 2014, but the establishment of a long-term positive impact on the state and local budgets remains uncertain at best. Despite the improvement in general economic conditions, and the Company’s ongoing cost containment efforts, the Company incurred additional losses in the nine months ended September 30, 2015 that placed the Company in a three-year cumulative loss position at September 30, 2015. Accordingly, the Company determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, the Company determined to increase the Company’s valuation allowance by $4,318,000 to continue to fully reserve the Company’s deferred tax assets at September 30, 2015. The Company expects to continue to maintain a full valuation allowance until the Company determines it can sustain a level of profitability that demonstrates the Company’s ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At September 30, 2015, the Company had available approximately $28,985,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2024 and 2035. In addition, the Company had research and development tax credit carryforwards approximating $1,670,000 available as of September 30, 2015, which expire between 2023 and 2035.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates the Company prepared indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of the Company’s research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2035, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

As discussed in Note 1, “Summary of Significant Accounting Policies,” tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2011 and all prior tax years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company had several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. The Company also entered into month-to-month leases for equipment. Rent expense was $99,431 and $99,431 for the three months ended September 30, 2015 and 2014, respectively, and $302,414 and $298,293, for the nine months ended September 30, 2015 and 2014, respectively. Following are the future minimum lease payments for each year and in total.

Year ending December 31:
2015 (period from October 1, 2015 to December 31, 2015)	$109,209
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,057,071

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,641 and $6,522 for the three months ended September 30, 2015 and 2014, respectively, and $19,957 and $20,518 for the nine months ended September 30, 2015 and 2014, respectively.

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

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,350,000 of such products in finished goods inventory as of September 30, 2015 and had sold approximately 1,000 units since the beginning of the agreement through September 30, 2015.

The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract and participated in a mediation of the lawsuit on August 12, 2015 that resulted in a settlement on August 25, 2015. The settlement includes the repair of all LaserAlly units currently held by the Company and future customer returned units exhibiting the same failure. See “Litigation” below for further details.

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

On June 5, 2013, the Company filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. The Company entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which the Company was granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to the Company’s customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In the Company’s complaint the Company alleges that Dragoneye breached the contract because it failed to maintain as confidential information the Company’s customer list; it infringed on the Company’s trademarks, including LaserAlly and Digital Ally; it tortiously interfered with the Company’s existing contracts and business relationships with the Company’s dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. The Company amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The Company participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units currently held by the Company and future customer returned units exhibiting the same or similar failure. DragonEye will be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 currently recorded in accounts payable to DragonEye in five payments concurrent with the repair and return of units by DragonEye. Furthermore, all of the remaining minimum contractual purchase requirements were voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ‘556 patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of the Company’s mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. The Company rejects Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). The Company received notice in October 2014 that the USPTO granted the Company’s request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ‘556 patent. The Company believes that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although the Company can offer no assurances in this regard. In the Company’s view, the final two claims asserted in the ‘556 Patent are not applicable to the Company or the Company’s products.

On June 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit the Company contends that Utility has defamed the Company and illegally interfered with the Company’s contracts, customer relationships and business expectancies by falsely asserting to the Company’s customers and others that the Company’s products violate the ‘556 Patent, of which Utility claims to be the holder.

The Company’s suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of one of the Company’s employees, in violation of that employee’s Non-Competition and Confidentiality agreements with the Company. In addition to damages, the Company seeks temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company’s attorneys sought leave to amend the Company’s Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend the Company’s complaint, but denied the Company’s preliminary injunction. The case is now in the initial discovery stage. However, the Company believes that the USPTO’s final decision issued on July 27, 2015 will provide the Company with substantial basis to pursue the Company’s claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, it insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 patent.” The suit was served to the Company on June 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes the ‘556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and the Company will vigorously defend the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 patent, the Company intends to file for summary judgment in our favor if Utility does not request outright dismissal.

The Company has received notice in April 2015 that one of the Company’s competitor’s has commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of the Company’s U.S. Patent No. 8,781,292 (“the ‘292 Patent). A reexamination is essentially a request that the Patent Office review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by the Company’s competitor to request the reexamination is a patent application (which never issued into a patent) assigned to Motorola, Inc.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

On August 17, 2015 the Company received further information from the USPTO respecting our‘292 Patent which is undergoing an ex parte reexamination under which the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent. The Company has the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to freely amend the patent claims. Accordingly, the USPTO has not made a final determination of unpatentability of the Company’s claims. The Company has filed a response that is currently under consideration. Additionally, the Company has a pending patent application related to the ‘292 Patent that is currently undergoing examination by the USPTO and that also includes claims covering material aspects of the technology. The Company believes that material aspects of the technology disclosed in the ‘292 Patent will ultimately be found patentable, although the Company can offer no assurances in this regard. If the USPTO ultimately determines that the material aspects of the Company’s technology is not patentable (either in the pending reexamination or the pending patent application), the Company will not have the benefits of patent protection for them, which will allow the Company’s competitors the opportunity to offer products with similar or the same technology and features as the Company’s. This, in turn, may have a material adverse effect on the Company’s sales of such products.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of the Company’s, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against the Company and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. The Company was served with the complaint on May 28, 2014. Among other things, the complaint alleges (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between the Company and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. The Company and the Defendant Directors vigorously defended the claims asserted against the Company and them. The Company and the Defendant Directors filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating the Company’s confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about the Company.

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” that Gans had asserted against the Company and the Defendant Directors. The settlement to which the parties agreed will result in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. Management believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) whereby the Company became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the 2015 through 2019 annual Tournament in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $172,623 for 2015 relating to the 2015 Tournament during the three and nine months ended September 30, 2015. Such expense was included in sales and promotional expense in the Condensed Consolidated Statements of Operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company has not repurchased any shares under this program as of September 30, 2015.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $47,220 and $37,518 for the three months ended September 30, 2015 and 2014, respectively, and $121,920 and $116,252 for the nine months ended September 30, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $479,084 and $262,598 for the three months ended September 30, 2015 and 2014, respectively, and $1,077,485 and $576,864 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,475,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 260,530 options remained available for grant under the various Plans as of September 30, 2015.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of September 30, 2015.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The assumptions used for determining the grant-date fair value of options granted during the nine months ended September 30, 2015 are reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	370,743	$18.97
Granted	—	—
Exercised	(39,928)	(7.59)
Forfeited	(1,625)	(7.82)

Outstanding at September 30, 2015	329,190	$20.41

Exercisable at September 30, 2015	266,689	$24.25

Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2015.

At September 30, 2015, the aggregate intrinsic value of options outstanding was approximately $254,264, and the aggregate intrinsic value of options exercisable was approximately $108,395. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 was $281,792.

As of September 30, 2015, the unamortized portion of stock compensation expense on all existing stock options was $40,466, which will be recognized over the next 23 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2015:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	63,124	7.8 years	21,250	6.7 years
$4.00 to $6.99	38,125	7.3 years	26,648	6.9 years
$7.00 to $9.99	19,069	6.2 years	9,919	5.9 years
$10.00 to $12.99	52,808	1.9 years	52,808	1.7 years
$13.00 to $15.99	51,439	5.2 years	51,439	4.9 years
$16.00 to $18.99	1,250	2.0 years	1,250	1.7 years
$19.00 to $29.99	6,500	4.1 years	6,500	3.8 years
$30.00 to $55.00	96,875	2.4 years	96,875	2.2 years

	329,190	4.6 years	266,689	3.6 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2015 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2015	188,500	$5.32
Granted	138,500	12.10
Vested	(158,500)	(4.73)
Forfeited	—	—
Nonvested balance, September 30, 2015	168,500	$11.45

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2015, there were $1,027,475 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 29 months in accordance with the vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2014 (October 1, 2015 to December 31, 2015)	—
2015	117,300
2016	37,950
2018	13,250

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance and extension of the Subordinated Notes Payable, the $4.0 million Secured Convertible Note (see Note 5) and the July 2015 registered direct offering (See Note 8). The Warrants are immediately exercisable and allow the holders to purchase up to 1,600,976 shares of common stock at $4.00 to $8.50 per share after modification. The Warrants expire from November 30, 2015 through January 22, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2015	306,481	$7.47
Granted	1,544,590	13.39
Exercised	(250,095)	(7.32)
Vested Balance, September 30, 2015	1,600,976	$13.25

The total intrinsic value of all outstanding warrants aggregated $3,760 as of September 30, 2015 and the weighted average remaining term is 46 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2015:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$4.00	1,686	0.1 years
$7.32	12,200	3.9 years
$8.50	42,500	3.2 years
$13.43	659,824	1.8 years
$13.43	879,766	5.3 years
$16.50	5,000	4.8 years

	1,600,976	3.8 years

NOTE 13. RELATED PARTY TRANSACTIONS

On June 15, 2015 the Company entered into a consulting agreement with a relative of the Company’s President and Chairman to provide product research, development, advertising and marketing for new products in its commercial fleet business. The fee is $10,000 per month plus expenses and continues for the lesser of nine months or a total of $65,000 is paid for such services, exclusive of approved expenses. During the three and nine months ended months ended September 30, 2015, total fees included in research and development for this related party was $25,000 and at September 30, 2015, amounts owed to this related party for consulting fees was $10,000 which was included in accounts payable.

NOTE 14. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator for basic and diluted income per share – Net loss	$(2,141,163)	$(6,402,558)	$(9,344,263)	$(8,262,146)
Denominator for basic loss per share – weighted average shares outstanding	4,799,126	2,763,726	4,076,493	2,445,922
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	4,799,126	2,763,726	4,076,493	2,445,922

Net loss per share:
Basic	$(0.45)	$(2.32)	$(2.29)	$(3.38)
Diluted	$(0.45)	$(2.32)	$(2.29)	$(3.38)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2015 and 2014, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 15. SUBSEQUENT EVENTS

On October 30, 2015, the compensation committee of the Board of Directors approved the grant of a total of 188,000 restricted shares of common stock to employees and board members. Such restricted shares vest over a 4-year graduated schedule of: i) 10% on October 30, 2016, ii) 20% on October 30, 2017, iii) 30% on October 30, 2018 and iv) 40% on October 30, 2019. Vesting is contingent upon the continued employment/service of the grantees at such points in time.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2014 and the first nine months of 2015; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will continue to translate into sales during 2015; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-750 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and representatives for our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates will achieve their intended objectives; (34) whether Utility Associates, Inc. will appeal the United States Patent Office (“USPTO”) final decision on the ‘556 Patent and if so, whether such appeal will be successful in whole or in part; (35) whether the USPTO ruling will curtail, eliminate or otherwise have an effect on Utility Associates’ actions respecting us, our products and customers; (36) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (37) indemnification of our officers and directors.

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

We experienced operating losses for all of the quarters during 2015 and 2014. The following is a summary of our recent operating results on a quarterly basis:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$5,096,088	$5,634,237	$4,248,764	$5,419,611	$4,666,713	$3,449,754	$3,908,341
Gross profit	2,039,774	3,092,194	1,653,740	3,211,532	2,461,933	1,928,389	2,320,939
Gross profit margin percentage	40.0%	54.9%	38.9%	59.3%	52.8%	55.9%	59.4%
Total selling, general and administrative expenses	4,180,559	3,909,156	3,616,935	3,548,365	3,502,492	2,894,039	2,867,091
Operating loss	(2,140,785)	(816,962)	(1,963,195)	(336,833)	(1,040,559)	(965,650)	(546,152)
Operating margin percentage	(42.0)%	(14.5)%	(46.2%)	(6.2%)	(22.3)%	(28.0)%	(14.0%)
Net loss	$(2,141,163)	$(792,388)	$(6,410,712)	$(901,115)	$(6,402,558)	$(988,089)	$(871,499)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our new products, such as the FirstVU HD, MicroVU HD, FleetVU and DVM-800. We reported an operating loss of $2,140,785 on revenues of $5,096,088 for third quarter 2015 compared to an operating loss of $816,962 on revenues of $5,634,237 for second quarter 2015, an operating loss of $1,963,195 on revenues of $4,248,764 for first quarter 2015, and an operating loss of $336,833 on revenues of $5,419,611 for fourth quarter 2014. Our revenues decreased from second quarter 2015 but were still in excess of $5,000,000 for the third time in the last four quarters. Our gross margin percentage decreased to 40.0% in the third quarter 2015 from 54.9% in the second quarter 2015. During the third quarter 2015, we decided to upgrade the connectors contained in the camera cable assembly on our FirstVU HD product to improve functionality and reliability. This upgrade was applied to all deployed units in the field as well as in our inventory, which required us to rework the camera assemblies and scrap a portion of the original cable assembly. Total scrap costs recognized in the third quarter 2015 approximated $850,000, which adversely affected our gross margin and other operating results. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our selling, general and administrative (“SG&A”) expenses were higher in the third quarter 2015 compared to second quarter 2015, first quarter 2015 and fourth quarter 2014. The primary reason for the increased SG&A expenses in third quarter 2015 over the second quarter 2015, first quarter 2015 and fourth quarter 2014 was the addition of technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and of technical support staff required for our new products, such as the FirstVU HD and DVM 800. Many of our customers require extensive information technology infrastructure planning to manage and store the audio/video evidence gathered by our systems, which often requires new and larger data servers. Our international revenues during the three months ended September 30, 2015 decreased over the same period in 2014 as we shipped international orders totaling $3,151 in 2015, compared to $68,590 during 2014.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in third quarter 2015 to $5,096,088 from $5,634,237 in second quarter 2015. We attribute the decreased revenues to the implementation of a system wide upgrade to the FirstVU HD camera assemblies and our delays in reworking the assemblies, which limited our ability to ship product to customers until late in the quarter. We expect sales to improve now that we have upgraded the connector on all FirstVU HD’s, although we can offer no assurances in this regard. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We also shipped seven orders in excess of $100,000 in third quarter 2015 including three large package orders that included our in-car video system, FirstVU body cameras and our patented VU Link connectivity system.

●	We believe that the decline in revenues in the third quarter 2015 as compared to the second quarter was also attributable to a competitor stating in one of its press releases that all the claims in one of our patents was determined to be ‘unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Our competitor commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (the ” ‘292 Patent”). A reexamination is essentially a request that the Patent Office review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ‘292 Patent relates to the ‘automatic trigger” that allows our body camera and our in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ‘292 Patent is incorporated in our VuLink product. Such product has been popular and consequently the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product and body-worn and in-car systems. The reexamination is currently in process. We believe that material aspects of the technology disclosed in the ‘292 Patent will ultimately be found patentable, although we can offer no assurances in this regard. We expect that our revenues will continue to be negatively impacted until such time as the reexamination process is completed and the final results become known.

●	We believe recently highly publicized law enforcement incidents have provided legislators an opportunity to reassess spending priorities away from the militarization of the police to increasing transparency and accountability. This underlying shift in priorities has redirected and increased law enforcement budgets and funding to our products and offerings. We are hopeful this trend continues during the remainder of 2015 and beyond.

●	We have launched additional products to complement our legacy in-car video products in an effort to diversify our sources of revenue. In 2014, we launched our VuLink and in 2015 we launched the new MicroVU HD in-car video system. In 2013, we launched the FirstVU HD body worn camera and DVM-800 in-car video system. The DVM-800 and FirstVU HD contributed 55% of the total sales for the nine months ended September 30, 2015, compared to 49% for the nine months ended September 30, 2014. We believe these increased product offerings gives our customers more choices to fit their needs and budgets. We have also expanded our product offerings to include incident recorders designed to meet commercial fleet owners’ needs. We believe these commercial fleet offerings will be appealing to prospective customers who want to monitor, manage and train their drivers and to provide liability protection.

●	Our gross margin percentage decreased to 40.0% in third quarter 2015 from 54.9% in the second quarter 2015. Our gross margin decline is primarily attributable to the camera cable connector upgrade implemented in the third quarter 2015 to our FirstVU HD product that caused us to rework our entire installed base of FirstVU HD’s and scrap a portion of the original cable assembly. This upgrade contributed to total scrap costs approximating $850,000 that affected our third quarter 2015 gross margins. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters.

●	Our international revenues were less than expected for the nine months ended September 30, 2015 and 2014, with total international revenues of $114,413 (1% of total revenues) for the nine months ended September 30, 2015, compared to $237,481 (2% of total revenues) for the nine months ended September 30, 2014. Unfavorable changes in the foreign exchange rate in many countries has impacted our international sales. We were disappointed in our international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

●	On July 22, 2015, the Company closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants in an at-the-market registered direct offering and a concurrent private placement of two series of common stock purchase warrants with two investors. At the closing the Company sold an aggregate of 879,766 shares of its common stock at a per share price of $13.64 in a registered direct offering to the investors. The Company also issued a registered short-term warrant to the investors exercisable to purchase a total of 437,086 shares of common stock in such offering. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company total approximately $11.2 million prior to any exercise of the warrants. Proceeds of the offering were used to repay the $2.5 million principal amount of subordinated notes plus accrued interest in full and for working capital purposes. See Note 8 for more details.

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

We are a party to operating leases, title sponsorship, and license agreements that represent commitments for future payments (described in Note 10 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended September 30, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	60%	47%

Gross profit	40%	53%
Selling, general and administrative expenses:
Research and development expense	14%	14%
Selling, advertising and promotional expense	23%	18%
Stock-based compensation expense	9%	6%
General and administrative expense	36%	37%

Total selling, general and administrative expenses	82%	75%

Operating loss	(42)%	(22)%
Change in warrant derivative liabilities	2%	(95)%
Change in change in fair value of secured convertible notes payable	—%	(10)%
Secured convertible note payable issuance expenses	(2)%	(7)%
Other income and interest expense, net	—%	(3)%

Loss before income tax benefit	(42)%	(137)%
Income tax benefit	—%	—%

Net loss	(42)%	(137)%

Net loss per share information:
Basic	$(0.45)	$(2.32)
Diluted	$(0.45)	$(2.32)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$2,995
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We also offer the DVM-250 which retails for $995. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995.	$3,495
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for third quarter 2015 and third quarter 2014 were derived from the following sources:

	Three months ended September 30,
	2015	2014
DVM-800	38%	55%
FirstVU HD	19%	10%
DVM-500 Plus	9%	6%
DVM-100 & 400	8%	6%
DVM-250 & DVM- 250 Plus	6%	2%
DVM-750	2%	3%
Laser Ally	—%	2%
Repair and service	4%	2%
Accessories and other revenues	14%	14%
	100%	100%

Our newer products, the DVM-800 and the FirstVU HD, contributed 57% of total sales for the three months ended September 30, 2015, compared to 65% for the comparable period ending September 30, 2014. Our commercial event recorders (DVM-250 and DVM-250 Plus) increased from 2% to 6% of total revenues, which trend is expected to continue because of the appeal of our new FleetVU driver management and monitoring tool.

Revenues for the three months ended September 30, 2015 and 2014 were $5,096,088 and $4,666,713, respectively, an increase of $429,375 (9%), due to the following factors:

●	Our revenues increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (9%). We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and other cities in the United States. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	We shipped seven orders in excess of $100,000 for the three months ended September 30, 2015 for total revenue of $1,286,000 compared to two individual orders for the three months ended September 30, 2014 for $1,233,000. Three of the orders were for a package including our in-car video system, our FirstVU HD body worn camera and our patented VULink connectivity system. Demand for our commercial event recorders remained strong in the third quarter 2015 as they represented 6% of total sales compared to 2% for the comparable period in 2014. Our average order size increased to approximately $3,185 for the three months ended September 30, 2015 from $2,760 during the three months ended September 30, 2014.

●	Our international revenues decreased to $3,151 (less than 1% of total revenues) during third quarter 2015, compared to $68,590 (1% of total revenues) during third quarter 2014. Our third quarter 2015 international revenues were disappointing and below our expectations given the high level of bidding activity in the quarter. Our international revenues during 2015 have been negatively impacted by the unfavorable foreign currency exchange rates for our international customers. In particular the Mexican peso exchange rate deterioration has delayed purchases by several of our largest customers and opportunities. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2015 and 2014 was $3,056,314 and $2,204,780, respectively, an increase of $851,534 (39%). The increase in cost of goods sold is partially due to the 9% increase in revenues, but the bulk of the increase was attributable to the upgrade of the connectors contained in the camera cable assembly on our FirstVU HD product. This upgrade was applied to all deployed units in the field and to our inventory, requiring us to rework the camera assemblies and scrap a portion of the original cable assembly. Total scrap costs recognized in the third quarter 2015 approximated $850,000, which negatively affected our gross margin. Additionally, we increased our inventory reserve in third quarter 2015 due to higher levels of older versions of our products held by customers that were advanced cross shipped. Cost of sales as a percentage of revenues increased to 60% during the three months ended September 30, 2015 from 47% for the three months ended September 30, 2014. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our long-term goal is to maintain cost of sales as a percentage of revenues at 40% or less. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales over the longer term. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We recorded $1,011,934 and $600,578 in reserves for obsolete and excess inventories at September 30, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $4,254,617 and $2,987,124 at September 30, 2015 and December 31, 2014, respectively, an increase of $1,267,493 (42%). The increase in raw materials and component parts is primarily attributable to forecasts of sales of the FirstVU HD and the need to secure long lead component inventory items in advance of production. Additionally, we are transitioning to a new manufacturer for certain products we offer for sale to our customers that caused an overlap of some inventory. Finished goods balances were $8,932,557 and $6,576,480 at September 30, 2015 and December 31, 2014, respectively, an increase of $2,356,077 (36%). The increase in finished goods was primarily in the DVM 750 product inventory and additional cameras for our various products. Finished goods at September 30, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM-500 Plus and DVM-750 products for expected international orders in 2016. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 7.4% as of September 30, 2015 compared to 6.1% at December 31, 2014. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2015.

We participated in a mediation of the lawsuit with the supplier of our Laser Ally product on August 12, 2015 and the judge approved the parties joint stipulations and finalized the settlement on August 25, 2015. As part of the settlement, the supplier will repair all LaserAlly units we hold and future customer returned units featuring similar failures. We are in the process of developing a new marketing campaign for the LaserAlly product and plan to start marketing the product again in the near future.

Gross Profit

Gross profit for the three months ended September 30, 2014 and 2013 was $2,039,774 and $2,461,933, respectively, a decrease of $422,159 (17%). The decrease is commensurate with the 39% increase in cost of sales for the three months ended September 30, 2015 compared to September 30, 2014, offset by the 9% increase in sales for the three months ended September 30, 2015. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015 and 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,180,559 and $3,502,492 for the three months ended September 30, 2015 and 2014, respectively, an increase of $678,067 (19%). Overall selling, general and administrative expenses as a percentage of sales increased to 82% in 2015 compared to 75% in 2014. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2015	2014
Research and development expense	$720,640	$654,142
Selling, advertising and promotional expense	1,175,498	836,471
Stock-based compensation expense	479,084	262,598
Professional fees and expense	259,512	538,493
Executive, sales and administrative staff payroll	830,379	563,189
Other	715,446	647,599
Total	$4,180,559	$3,502,492

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $720,640 and $654,142 for the three months ended September 30, 2015 and 2014, respectively, an increase of $66,498 (10%). We employed a total of 24 engineers at September 30, 2015 compared to 20 engineers at September 30, 2014, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 14% for the three months ended September 30, 2015 and 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,175,498 and $836,471 for the three months ended September 30, 2015 and 2014, respectively, an increase of $339,027 (41%). Salesman salaries and commissions represent the primary components of these costs and were $851,319 and $678,004 for the three months ended September 30, 2015 and 2014, respectively, an increase of $173,315 (26%). Such increases were the result of variable commissions paid on increased sales. The effective commission rate was 16.7% at September 30, 2015 compared to 14.5% at September 30, 2014.

Promotional and advertising expenses totaled $324,179 during the three months ended September 30, 2015 compared to $158,467 for the three months ended September 30, 2014, an increase of $165,712 (105%). The increase is primarily attributable to the Company becoming the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. This year it was held August 3-9. The Company incurred net promotional expenses of $172,623 in the third quarter 2015 relative to this sponsorship.

Stock-based compensation expense. Stock based compensation expense totaled $479,084 and $262,598 for the three months ended September 30, 2015 and 2014, respectively, an increase of $216,486 (82%). The increase is primarily due to the amortization of the restricted stock granted during February 2015 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended September 30, 2015 compared to 2014. Our general stock price was increased on the date of the 2015 stock grants as compared to previous years, which has increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $259,512 and $538,493 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $278,981 (52%). Professional fees during 2014 and 2015 were related primarily to normal public company matters, intellectual property matters and litigation matters. The decrease in professional fees and expenses for the three months ended September 30, 2015 compared to 2014 is primarily attributable to lower litigation expenses related to the DragonEye and Gans matters that were settled in 2015. See Litigation for details.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $830,379 and $563,189 for the three months ended September 30, 2015 and 2014, respectively, an increase of $267,190 (47%). This increase is primarily attributable to hiring of additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and of additional technical support and marketing staff for our new products, such as the DVM-800 and FirstVU HD.

Other. Other selling, general and administrative expenses totaled $715,446 and $647,599 for the three months ended September 30, 2015 and 2014, respectively, an increase of $67,847 (10%). The increase in other expenses in 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and travel expenses. We are utilizing consultants to help develop engineering and manufacturing standard processes with a goal of achieving ISO 13485, ISO 9001, FDA cGMPs, and MD Directive 93/42/EEC certifications.

Operating Loss

For the reasons previously stated, our operating loss was $2,140,785 and $1,040,559 for the three months ended September 30, 2015 and 2014, respectively, a deterioration of $1,100,226 (106%). Operating loss as a percentage of revenues increased to 42% in 2015 from 22% in 2014.

Interest Income

Interest income increased to $4,430 for the three months ended September 30, 2015 from $2,388 in 2014.

Change in Warrant Derivative Liabilities

The holder of the Secured Convertible Note exercised its Warrant on August 30, 2014 and September 15, 2014 with the change in value of the warrant derivative totaling $3,330,210 being recognized which represented the increase in our stock price over the exercise price at the respective exercise dates.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $992,521. Changes in the fair value of the warrant derivatives totaled $1,110,166 for the three months ended September 30, 2014. Accordingly, the change in warrant derivative liabilities was $4,440,376 for the three months ended September 30, 2014. After consideration of the exercise of part of the August Warrant in April 2015, the unexercised part of the August Warrant was valued at $156,276 at June 30, 2015 and $66,631 at September 30, 2015. Accordingly, the change in total warrant derivatives related to the unexercised part of the August Warrant was a gain of $89,645 for the three months ended September 30, 2015.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on a fair value basis. The change in fair market value of the Secured Convertible Note associated with the conversion of debt was $384,614 representing the increase in our stock price over the conversion rate as of the respective conversion dates. The fair market value of the $4.0 million Secured Convertible Note was $3,007,479 at date of issuance. As of September 30, 2014 the fair market value was $3,086,895 representing a change in fair market value for the three months ended September 30, 2014 totaling $79,416. Accordingly, the change in fair value of secured convertible notes payable was $464,030 for the three months ended September 30, 2014.

Secured Convertible Note Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended September 30, 2014 and such costs totaled $341,513 and included a $240,000 placement agent fee. Such costs totaled $19,495 at September 30, 2015.

Interest Expense

We incurred interest expense of $74,958 and $118,468 during the three months ended September 30, 2015 and 2014, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which remained outstanding and bore interest at the rate of 8% until the notes were paid in full on July 24, 2015. On March 24, 2014, we issued the $2.0 million Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2015 and February 25, 2015.

We amortized $60,224 and $33,112 representing the discount associated with the $2.5 million subordinated note during the three months ended September 30, 2015 and 2014, respectively. The total remaining unamortized discount was $0 and $88,299 at September 30, 2015 and 2014, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,141,163 and $6,402,558 for the three months ended September 30, 2015 and 2014, respectively, an improvement of $4,261,395 (67%).

Income Tax Benefit

We recorded no income tax benefit related to our loss for the three months ended September 30, 2015 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2015 because we remain in a three-year cumulative tax loss position. During 2015, we increased our valuation reserve on deferred tax assets by $4,318,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $28,985,000 of net operating loss carryforwards and $1,670,000 of research and development tax credit carryforwards as of September 30, 2015 available to offset future net taxable income.

Net Loss

As a result of the above, we reported a net loss of $2,141,163 and $6,402,558 for the three months ended September 30, 2015 and 2014, respectively, an improvement of $4,261,395 (67%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.45 and $2.32 for the three months ended September 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2015 and 2014 because of the net loss reported for each period.

For the Nine Months Ended September 30, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	55%	44%

Gross profit	45%	56%
Selling, general and administrative expenses:
Research and development expense	15%	18%
Selling, advertising and promotional expense	20%	18%
Stock-based compensation expense	7%	5%
General and administrative expense	36%	36%

Total selling, general and administrative expenses	78%	77%

Operating loss	(33)%	(21)%
Change in warrant derivative liabilities	3%	(36)%
Change in fair value of secured convertible notes payable	(29)%	(4)%
Secured Convertible notes payable issuance expenses	(1)%	(5)%
Other income and interest expense, net	(2)%	(3)%

Loss before income tax benefit	(62)%	(69)%
Income tax benefit	—%	—%

Net loss	(62)%	(69)%

Net loss per share information:
Basic	$(2.29)	$(3.38)
Diluted	$(2.29)	$(3.38)

Revenues

Revenues for the nine months ended 2015 and 2014, respectively, were derived from the following sources:

	Nine months ended September 30,
	2015	2014
DVM-800	35%	41%
FirstVU HD	20%	8%
DVM-250 & DVM-250 Plus	10%	5%
DVM-500 Plus	8%	14%
DVM-100 & DVM-400	8%	8%
DVM-750	1%	5%
Laser Ally	—%	2%
Repair and service	3%	2%
Accessories and other revenues	15%	15%
	100%	100%

We experienced a change in the sales mix of our products for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our newer products, including the DVM-800 and the FirstVU HD, contributed 55% of total sales for the nine months ended September 30, 2015, compared to 49% for the comparable period ending September 30, 2014. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2015. In addition, our commercial event recorders (DVM-250 and DVM-250 Plus) increased from 5% to 10% of total revenues, which trend is expected to continue because of the appeal of our new FleetVU driver management and monitoring tool.

Revenues for the nine months ended September 30, 2015 and 2014 were $14,979,089 and $12,024,808 respectively, an increase of $2,954,281 (25%), due to the following factors:

●	Our revenues increased significantly for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (25%). We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and other cities in the United States. We have had a large increase in inquiries, test and evaluation units and pilot programs since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	We shipped seventeen individual orders in excess of $100,000, for a total of approximately $3,000,000 in revenue for the nine months ended September 30, 2015 compared to four individual orders in excess of $100,000, for a total of approximately $1,752,000 in revenue for the nine months ended September 30, 2014. Our average order size increased to approximately $2,900 in the nine months ended September 30, 2015 from $2,435 during the nine months ended September 30, 2014.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 55% of total sales for the nine months ended September 30, 2015, compared to 49% for the comparable period ending September 30, 2014. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2015.

●	Our international revenues were less than expected for the nine months ended September 30, 2015 and 2014, with total international revenues of $114,413 (1% of total revenues) for the nine months ended September 30, 2015, compared to $237,481 (2% of total revenues) for the nine months ended September 30, 2014. Our international revenues during 2015 have been negatively impacted by the unfavorable foreign currency exchange rates for our international customers. In particular the Mexican peso exchange rate deterioration has delayed purchases by several of our largest customers and opportunities. We were disappointed in our international revenues given the high level of bidding activity. We have provided a number of bids to international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2015 and 2014 was $8,193,381 and $5,313,547, respectively, an increase of $2,879,834 (54%). The increase in cost of goods sold is partially due to the 25% increase in revenues and to substantial production costs incurred in hiring and training new production personnel to launch a split production shift. In addition, we encountered printed circuit board issues early in 2015 and decided in the third quarter 2015 to upgrade the connectors contained in the camera cable assembly on our FirstVU HD product that dramatically increased rework and scrap rates on our FirstVU HD. We also increased our inventory reserve in 2015 due to changes in the sales mix to the DVM 800 platform, which has resulted in a higher level of excess component parts of older versions of our legacy products. Cost of sales as a percentage of revenues increased to 55% during the nine months ended September 30, 2015 compared to 44% for the nine months ended September 30, 2014. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less. We expect that our newer product offerings, in particular the DVM-800 and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of the new products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2015 and 2014 was $6,785,708 and $6,711,261, respectively, an increase of $74,447 (1%). The increase is commensurate with the 25% increase in sales for the nine months ended September 30, 2015 offset by cost of sales as a percentage of revenues increasing to 55% during the nine months ended September 30, 2015 from 44% for the nine months ended September 30, 2014. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, if they continue to gain traction in the marketplace and we increase commercial production in 2015. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,706,650 and $9,263,622 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $2,443,028 (26%). Overall selling, general and administrative expenses as a percentage of sales increased to 78% in 2015 from 77% in 2014. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2015	2014
Research and development expense	$2,247,863	$2,204,492
Selling, advertising and promotional expense	2,951,791	2,107,692
Stock-based compensation expense	1,077,485	576,864
Professional fees and expense	980,144	910,591
Executive, sales and administrative staff payroll	2,100,545	1,603,106
Other	2,348,822	1,860,877
Total	$11,706,650	$9,263,622

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,247,863 and $2,204,492 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $43,371 (2%). We employed a total of 24 engineers at September 30, 2015 compared to 20 engineers at September 30, 2014, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 15% for the nine months ended September 30, 2015 compared to 18% for the nine months ended September 30, 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,951,791 and $2,107,692 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $844,099 (40%). Salesman salaries and commissions represent the primary components of these costs and were $2,293,233 for the nine months ended September 30, 2015 compared to $1,717,231 for the nine months ended September 30, 2014, an increase of $576,002 (34%). The overall effective commission rate was 15.3% and 14.3% for nine months ended September 30, 2015 and 2014, respectively. Such increases primarily reflect variable commissions paid on the increased revenues in the 2015 period compared to 2014. In addition, we hired additional inside sales coordinators and telesales specialists to support the territory salesmen during the last half of 2014, which contributed to the increased effective commission rate for the nine months ended September 30, 2015.

Promotional and advertising expenses totaled $658,558 during the nine months ended September 30, 2015 compared to $390,461 during the nine months ended September 30, 2014, an increase of $268,097 (69%). The increase is primarily attributable to the Company becoming the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. Our net promotional expense related to sponsorship of the 2015 tournament totaled $172,623. Additionally, we had increased participation in trade shows and media advertising in trade publications and other marketing initiatives designed to help penetrate new commercial markets for our DVM-250 Plus event recorders, and to increase awareness of our FirstVU HD, MicroVu HD and the DVM-800 within our law enforcement channel during 2015.

Stock-based compensation expense. Stock based compensation expense totaled $1,077,485 and $576,864 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $500,621 (87%). The increase is primarily due to the amortization of the restricted stock granted during February 2015 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the nine months ended September 30, 2015 compared to 2014. Our general stock price was increased on the date of the 2015 stock grants as compared to previous years, which has increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $980,144 and $910,591 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $69,553 (8%). Professional fees during 2014 and 2015 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in 2015 compared to 2014 is primarily attributable to higher accounting fees and litigation expenses related to the Utility matter. See Litigation for further discussion.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,100,545 and $1,603,106 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $497,439 (31%). This increase is primarily attributable to the hiring of additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and of additional technical support staff required for our new products, such as the DVM-800, FirstVU HD, VuVault.com and FleetVU.

Other. Other selling, general and administrative expenses totaled $2,348,822 and $1,860,877 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $487,945 (26%). The increase in other expenses in 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and travel expenses. We are utilizing consultants to help develop engineering and manufacturing standard processes with a goal of achieving ISO 13485, ISO 9001, FDA cGMPs, and MD Directive 93/42/EEC certifications. We also utilized consultants to help design, develop and launch a new corporate website in 2015.

Operating Loss

For the reasons previously stated, our operating loss was $4,920,942 and $2,552,361 for the nine months ended September 30, 2015 and 2014, respectively, a deterioration of $2,368,581 (93%). Operating loss as a percentage of revenues deteriorated to 33% in 2015 compared to 21% in 2014.

Interest Income

Interest income increased slightly to $12,573 for the nine months ended September 30, 2015 from $12,412 in 2014.

Change in Warrant Derivative Liabilities

The holder of the Secured Convertible Note exercised its Warrant on August 30, 2014 and September 15, 2014 with the change in value of the warrant derivative totaling $3,233,068 being recognized as a non-cash charge to operations during the nine months ended September 30, 2014 and represented the increase in our stock price over the exercise price at the respective exercise dates. The August Warrant was treated as derivative liabilities for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $992,521 which was recorded as a current liability in the accompanying Balance Sheet. Changes in the fair value of the warrant derivatives totaled $1,110,166 for the nine months ended September 30, 2014. Accordingly, the total change in warrant derivative liabilities was $4,343,234 for the nine months ended September 30, 2014.

The holder of the $4.0 million Secured Convertible Note exercised part of its August Warrant to purchase 37,800 shares of common stock on April 9, 2015, which resulted in a gain in the value of the warrant derivative totaling $127,951 being recognized as non-cash income in the nine months ended September 30, 2015. Additionally, the holder of the $4.0 million Secured Convertible Note exercised part of its August Warrants to purchase 212,295 shares on March 24, 2015, which resulted in a gain in the value of the warrant derivative totaling $340,722 being recognized as non-cash income in the nine months ended September 30, 2015. The gain represents the difference in our stock price compared to the exercise price at the respective exercise date.

The August Warrant was treated as a derivative liability for accounting purposes and the estimated fair value of the warrant derivative as of the issuance date of the $4.0 million Secured Convertible Note was $2,038,032, which was recorded as a current liability in the accompanying Consolidated Balance Sheet. The fair value of the warrant derivative increased to $2,186,214 at December 31, 2014. After consideration of the exercise of the warrants in March 2015, the unexercised part of the August Warrant was valued at $591,747 at March 31, 2015, which resulted in a non-cash expense of $175,000 being recorded. After consideration of the exercise of part of the August Warrant in April 2015, the unexercised part of the August Warrant was valued at $156,276 at June 30, 2015, which resulted in non-cash expense of $11,890 being recorded. The fair value of the warrant derivative decreased to $66,631 resulting in a non-cash income of $89,645 being recorded at September 30, 2015. Accordingly, the net change in warrant derivatives was non-cash income of $371,428 for the nine months ended September 30, 2015.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our Secured Convertible Note and $4.0 million Secured Convertible Note on a fair value basis. The change in fair market value of the Secured Convertible Note associated with the conversion of debt was $387,422 for the nine months ended September 30, 2014 and represented the increase in the Company’s stock price over the conversion rate as of the respective conversion dates. The fair market value of the $4.0 million Secured Convertible Note was $3,086,895 at September 30, 2014 and the change in fair market value for the nine months ended September 30, 2014 was $79,416. Accordingly, the total change in fair value of secured convertible notes payable was $466,838 for the nine months ended September 30, 2014. The holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal balance of such Note into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion rate of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383, representing the increase in our stock price over the conversion rate as of the conversion dates. Accordingly, the total change in fair value of secured convertible notes payable was a $4,434,383 loss for the nine months ended September 30, 2015, which was recognized in the Condensed Consolidated Statement of Operations.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the nine months ended September 30, 2015 and 2014. Such costs totaled $93,845 and $565,951 for the nine months ended September 30, 2015 and 2014, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap. The September 30, 2014 expenses included a $360,000 placement agent fee and the remainder was primarily legal fees.

Other Income (Expense)

Other income increased to $1,878 for the nine months ended September 30, 3014 from ($3,453) in 2014.

Interest Expense

We incurred interest expense of $280,972 and $345,529 during the nine months ended September 30, 2015 and 2014, respectively, a decrease of $64,557 (19%). We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which remained outstanding and bore interest at the rate of 8% until the notes were paid in full on July 24, 2015. On March 24, 2014, we issued the $2.0 million Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2015 and February 25, 2015.

We amortized $101,571 and $115,411 representing the discount associated with the $2.5 million subordinated note during the nine months ended September 30, 2014 and 2015, respectively. The total remaining unamortized discount was $88,299 and $0 at September 30, 2014 and 2015, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $9,344,263 and $8,262,146 for the nine months ended September 30, 2015 and 2014, respectively, a deterioration of $1,082,117 (13%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the nine months ended September 30, 2015 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2015 because we remain in a three-year cumulative tax loss position. During 2015, we increased our valuation reserve on deferred tax assets by $4,318,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $28,985,000 of net operating loss carryforwards and $1,670,000 of research and development tax credit carryforwards as of September 30, 2015 available to offset any future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2015 and 2014, we reported a net loss of $9,344,263 and $8,262,146 for the nine months ended September 30, 2015 and 2014, respectively, a deterioration of $1,082,117 (13%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $2.29 and $3.38 for the nine months ended September 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2015 and 2014.

Liquidity and Capital Resources

Overall:

During 2011, we borrowed a total of $2.5 million under an unsecured credit facility with a private, third-party lender. The $2.5 million of subordinated notes bear interest at the rate of 8% per annum and are payable interest only on a monthly basis. The subordinated notes were subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the subordinated notes from May 30, 2014 to May 30, 2015, which was later extended to August 15, 2015. The subordinated notes were unsecured and did not prevent us from obtaining new senior secured financings. On July 24, 2015, we paid the $2.5 million of outstanding principal together with all accrued interest in full.

On March 24, 2014, the Company completed a private placement of the $2.0 million Secured Convertible Note, which bore interest at 6% per annum payable quarterly and was secured by all assets of the Company. In addition, we issued the holder detachable warrants to acquire 130,000 shares of common stock at $10.00 per share (the “March 2014 Warrant”). On July 10, 2014 the Company and the holder of the $2.0 million Secured Convertible Note entered into an agreement under which the Company reduced the conversion price of the Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,778 principal amount and $2,963 accrued interest on the Secured Convertible Note into 284,928 shares of common stock of the Company. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the $2.0 million Secured Convertible Note exercised its right to convert the remaining outstanding principal into 26,263 shares of common stock of the Company in two separate tranches on August 28, 2014 and September 19, 2014. In addition, the holder exercised its warrant to purchase 130,000 shares of common stock resulting in cash proceeds of $951,600 during 2014 and utilized the cashless exercise feature for the remaining 6,621 shares.

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

In connection with the anti-dilution provisions of the March 2014 Warrant, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share in connection with the August 2014 private placement.

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

On July 22, 2015, the Company closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants in an at-the-market registered direct offering and a concurrent private placement of two series of common stock purchase warrants with two investors. At the closing the Company sold an aggregate of 879,766 shares of its common stock at a per share price of $13.64 in a registered direct offering to the investors. The Company also issued a registered short-term warrant to the investors exercisable to purchase a total of 437,086 shares of common stock in such offering. Additionally, in a concurrent private placement, the Company issued to the investors short-term warrants exercisable to purchase a total of 222,738 shares of common stock and long-term warrants exercisable to purchase a total of 879,766 shares of common stock. Both the short-term registered and private placement warrants are immediately exercisable, have an exercise price of $13.43 per share and expire 24 months from the date of issuance. The long-term warrants are immediately exercisable, have an exercise price of $13.43 per share and expire five and a half years from the date of issuance. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company total approximately $11.2 million prior to any exercise of the warrants. The warrants issued in this transaction do not contain terms that would require the Company to record derivative warrant liabilities that could affect the Company’s financial statements. Proceeds of the offering were used to repay the $2.5 million principal amount of subordinated notes plus accrued interest in full and for working capital purposes.

After completion of the $12.0 million offering on July 22, 2015 and the payment of the $2.5 million principal amount of subordinated notes, the Company believes it has sufficient liquidity to support its operations for the remainder of 2015 and 2016. In addition, the Company may seek commercial credit facilities including traditional bank borrowings to improve its liquidity position and to finance growth opportunities or future capital needs that may arise.

The Company has warrants to purchase 1,600,976 shares of common stock outstanding at a weighted average exercise price $13.25 per share. In addition, there are common stock purchase options outstanding which covers 329,190 shares at an average price of $20.41 per share. The exercise of these common stock equivalents will provide the Company with an additional potential source of liquidity.

We had $7,812,761 of available cash and equivalents and net working capital of approximately $20.7 million as of September 30, 2015. Net working capital as of September 30, 2015 includes approximately $3.2 million of accounts receivable and $12.6 million of inventory.

Cash and cash equivalents balances: As of September 30, 2015, we had cash and cash equivalents with an aggregate balance of $7,812,761, an increase from a balance of $3,049,716 at December 31, 2014. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $4,763,045 net increase in cash during the nine months ended September 30, 2015:

●	Operating activities:	$7,031,956 of net cash used in operating activities. Net cash used in operating activities was $7,031,956 and $3,700,810 for the nine months ended September 30, 2015 and 2014, respectively, a deterioration of $3,331,146. The deterioration was primarily the result of our net loss, increases in inventory and decreases in accounts payable offset by increases in deferred revenue. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2015, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$1,105,226 of net cash provided by investing activities. Cash provided by investing activities was $1,105,226 for the nine months ended September 30, 2015 compared to cash used in investing activities of $1,018,576 for the nine months ended September 30, 2014. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital needs. In 2015, we replaced and upgraded our internal servers and infrastructure including upgrades to our enterprise software. In 2014, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities	$10,689,775 of net cash provided by financing activities. Cash provided by financing activities was $10,689,775 and $7,146,656 for the nine months ended September 30, 2015 and 2014, respectively. On July 22, 2015 we closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company totaled approximately $11.2 million prior to any exercise of the warrants. Proceeds of the offering were used to repay the $2.5 million principal amount of the subordinated notes. We received $2,133,889 of proceeds in the nine months ended September 30, 2015 from the exercise of common stock warrants and options. On March 24, 2014, we issued the $2.0 million Secured Convertible Note, the proceeds of which were used for general working capital purposes. On August 25, 2014 we issued the $4.0 million Secured Convertible Note. We paid $93,845 and $565,952 of debt issuance costs in the nine months ended September 30, 2015 and 2014, respectively, related to the $2.0 and $4.0 million Secured Convertible Notes. During 2014 and 2015, we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $4,763,045 to $7,812,761 for the nine months ended September 30, 2015.

Commitments:

We had $7,812,761 of cash and cash equivalent balances and net positive working capital approximating $20.7 million as of September 30, 2015. Accounts receivable balances represented $3,180,886 of our net working capital at September 30, 2015. We intend to collect our outstanding receivables on a timely basis during 2015, which would help to provide positive cash flow to support our operations during the balance of 2015. Inventory represented $12,635,401 of our net working capital at September 30, 2015 and finished goods represented $8,932,557 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during the balance of 2015 by our sales activities, which should provide additional cash flow to help support our operations during 2015.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2015.

Lease commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the nine months ended September 30, 2015 and 2014 was $302,414 and $298,293, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2015 (period from October 1, 2015 to December 31, 2015)	$109,209
2016	439,707
2017	445,449
2018	451,248
2019	457,327
Thereafter	154,131
$2,057,071

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $19,957 and $20,518 for the nine months ended September 30, 2015 and 2014, respectively.

Following is a summary of our licenses as of September 30, 2015:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2016	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2016	Automatically renews for one year periods unless terminated by either party.

Supply and distribution agreement.

We entered into a supply and distribution agreement with Dragoneye Technology, LLC (“Dragoneye”) on May 1, 2010 under which it was granted the exclusive world-wide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% of the original commitment. The Company agreed to release its world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. The Company held approximately $1,350,000 of such products in finished goods inventory as of September 30, 2015 and had sold approximately 1,000 units since the beginning of the agreement through September 30, 2015.

The Company filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract and participated in a mediation of the lawsuit on August 12, 2015 that resulted in a settlement on August 25, 2015. The settlement includes the repair of all LaserAlly units currently held by the Company and future customer returned units exhibiting the same failure. See “Litigation” below for further details.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. We participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units currently held by the Company and future customer returned units exhibiting the same or similar failure. DragonEye will be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 currently recorded in accounts payable to DragonEye in five payments concurrent with the repair and return of units by DragonEye. Furthermore, all of the remaining minimum contractual purchase requirements were voided. On August 25, 2015, the judge approved the parties joint stipulation of dismissal with prejudice, which finalized the settlement.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ‘556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ‘556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, we began proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ‘556 patent. We believe that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although we can offer no assurances in this regard. In our view, the final two claims asserted in the ‘556 Patent are not applicable to us or our products.

On June 4, 2014 we filed an Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In the lawsuit we contend that Utility has defamed us and illegally interfered with our contracts, customer relationships and business expectancies by falsely asserting to our customers and others that our products violate the ‘556 Patent, of which Utility claims to be the holder.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage. However, we believe that the USPTO’s final decision issued on July 27, 2015 will provide us with substantial basis to pursue our claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, it insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 patent, we intend to file for summary judgment in our favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that one of its competitor’s has commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (“the ‘292 Patent). A reexamination is essentially a request that the Patent Office review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by our competitor to request the reexamination is a patent application (which never issued into a patent) assigned to Motorola, Inc. The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in our VuLink product.

On August 17, 2015 we received further information from the USPTO respecting our‘292 Patent which is undergoing an ex parte reexamination under which the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent. We have the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to freely amend the patent claims. Accordingly, the USPTO has not made a final determination of unpatentability of our claims. We have filed a response that is currently under consideration. Additionally, we have a pending patent application related to the ‘292 Patent that is currently undergoing examination by the USPTO and also includes claims covering material aspects of the technology. We believe that material aspects of the technology disclosed in the ‘292 Patent will ultimately be found patentable, although we can offer no assurances in this regard. If the USPTO ultimately determines that the material aspects of our technology are not patentable (either in the pending reexamination or the pending patent application), we will not have the benefits of patent protection for them, which will allow our competitors the opportunity to offer products with similar or the same technology and features as ours. This, in turn, may have a material adverse effect on our sales of such products.

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

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) whereby the Company became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the 2015 through 2019 annual Tournament in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $172,623 for 2015 relating to the 2015 Tournament during the three and nine months ended September 30, 2015. Such expense was included in sales and promotional expense in the accompanying statement of operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company has not repurchased any shares under this program as of September 30, 2015.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $47,220 and $37,518 for the three months ended September 30, 2015 and 2014, respectively, and $121,920 and $116,252 for the nine months ended September 30, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $187,000 charged off as uncollectible on cumulative revenues of $180.7 million since we commenced deliveries during 2006. As of September 30, 2015 and December 31, 2014, we had provided a reserve for doubtful accounts of $74,997 and $65,977, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2015. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw material and component parts	$4,254,617	$2,987,124
Work-in-process	460,161	280,429
Finished goods	8,932,557	6,576,480

Subtotal	13,647,335	9,844,033
Reserve for excess and obsolete inventory	(1,011,934)	(600,578)

Total	$12,635,401	$9,243,455

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 7.4% of the gross inventory balance at September 30, 2015, compared to 6.1% of the gross inventory balance at December 31, 2014. We had $1,011,934 and $600,578 in reserves for obsolete and excess inventories at September 30, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $4,254,617 and $2,987,124 at September 30, 2015 and December 31, 2014, respectively, an increase of $1,267,493 (42%). The increase in raw materials and component parts is primarily attributable to increased forecasts for the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $8,932,557 and $6,576,480 at September 30, 2015 and December 31, 2014, respectively, an increase of $2,356,077 (36%). The increase in finished goods was primarily in DVM-750 products and additional cameras for our various products. Finished goods at September 30, 2015 consist primarily of the Laser Ally products, and normal levels of our DVM-500 Plus and DVM-750 products for expected international orders in 2016. The increase in the inventory reserve is due to the change in sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2015.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $302,394 as of September 30, 2015 compared to $247,082 as of December 31, 2014. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.

We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the nine months ended September 30, 2015.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 30, 2015 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2014, cumulative valuation allowances in the amount of $12,692,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $17,010,000 to fully reserve our deferred tax assets at September 30, 2015. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2015 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2015 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$66,631	$66,631
	$-	$-	$66,631	$66,631

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we allege that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. We participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units currently held by the Company and future customer returned units exhibiting the same or similar failure. DragonEye will be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 currently recorded in accounts payable to DragonEye in five payments concurrent with the repair and return of units by DragonEye. Furthermore, all of the remaining minimum contractual purchase requirements were voided. On August 25, 2015, the judge approved the parties joint stipulation of dismissal with prejudice, which finalized the settlement.

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

In addition, we began proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). We received notice in October 2014 that the USPTO granted our request to examine the validity of certain claims of Utility’s ‘556 patent. In its decision, the Patent Trial and Appeal Board declared that “we are persuaded, on this record, that [Digital Ally] demonstrates a reasonable likelihood of prevailing in showing the unpatentability of claims 1-7 and 9-25 of the ‘556 patent.” On July 27, 2015, the USPTO issued a final decision which invalidated 23 of the 25 claims contained in the ‘556 patent. We believe that this final decision curtails or possibly eliminates Utility’s ability to threaten us and law enforcement agencies, municipalities, and others who are customers or prospective customers with patent infringement, although we can offer no assurances in this regard. In our view, the final two claims asserted in the ‘556 Patent are not applicable to us or our products.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the initial discovery stage. However, we believe that the USPTO’s final decision issued on July 27, 2015 will provide us with substantial basis to pursue our claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, it insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent.” The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 patent, we intend to file for summary judgment in our favor if Utility does not request outright dismissal.

The Company has received notice in April 2015 that one of our competitor’s has commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (“the ‘292 Patent). A reexamination is essentially a request that the Patent Office review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by our competitor to request the reexamination is a patent application (which never issued into a patent) assigned to Motorola, Inc.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in our VuLink product.

On August 17, 2015 we received further information from the USPTO respecting our‘292 Patent which is undergoing an ex parte reexamination under which the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent. We have the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to freely amend the patent claims. Accordingly, the USPTO has not made a final determination of unpatentability of our claims. We have filed a response that is currently under consideration. Additionally, we have a pending patent application related to the ‘292 Patent that is currently undergoing examination by the USPTO and that also includes claims covering material aspects of the technology. We believe that material aspects of the technology disclosed in the ‘292 Patent will ultimately be found patentable, although we can offer no assurances in this regard. If the USPTO ultimately determines that the material aspects of our technology are not patentable (either in the pending reexamination or the pending patent application), we will not have the benefits of patent protection for them, which will allow our competitors the opportunity to offer products with similar or the same technology and features as ours. This, in turn, may have a material adverse effect on our sales of such products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) on July 22, 2015 with two investors pursuant to which it issued and sold in an at-the- market registered direct offering (the “Offering”), an aggregate of 879,766 shares (the “Shares”) of common stock at an offering price of $13.64 per share, for gross proceeds of $12,000,008 before the deduction of the placement agent fee and other offering expenses. In additional to the common stock purchased, the investors received a registered short-term warrant (the “Series A Warrant”) exercisable to purchase a total of 437,086 shares of common stock at an exercise price of $13.43 per share. The Series A Warrants are immediately exercisable and expire on July 22, 2017. The Shares and the Series A Warrants were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-202944), which was declared effective by the Securities and Exchange Commission (the “Commission”) on May 18, 2015 (the “Registration Statement”).

In a concurrent private placement (the “Private Placement”), the Company issued two additional warrants to the investors (the “Series B Warrants” and “Series C Warrants”), collectively with the Shares and the Series A Warrants the (“Securities”), at an exercise price of $13.43 per share. The investors received Series B Warrants to purchase a total of 222,738 shares of common stock and Series C Warrants to purchase a total of 879,766 shares of common stock. The Series B Warrants and Series C Warrants are both immediately exercisable and the Series B Warrants expire on July 22, 2017 and the Series C Warrants expire on January 22, 2021.

Subject to limited exceptions, the holders of the Warrants do not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, but in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The Company was required to file a registration statement on Form S-3 relating to the issuance of the Series B Warrants and Series C Warrants to provide for the resale of the shares of common stock issuable upon the exercise of such Warrants. The Company has filed a registration statement on Form S-3 (File No. 333-206699), which was declared effective by the Securities and Exchange Commission (the “Commission”) on September 15, 2015 (the “Registration Statement”).

The Company entered into a Placement Agreement (the “Placement Agreement”) pursuant to which the Company engaged WestPark Capital, Inc. as the sole placement agent in connection with the Offering and the Private Placement. The Company paid the Placement Agent a placement agent fee in cash of $720,000 and reimbursed approximately $30,000 of their out-of-pocket expenses. Other expenses of the offering totaled $26,723, which included accounting, legal, printing and other expenses. Total issuance costs were $776,723, which was deducted from the gross proceeds of the offering resulting in net proceeds of $11,223,285.

The Company used the net proceeds to retire $2.5 million principal amount of subordinated notes and for general corporate purposes. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933 for issuance of the Series B Warrants and Series C Warrants in the Private Placement.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	-	-	-	-
September 1 to 30, 2015	-	-	-	-

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.

[2] The Stock Repurchase Program authorizes the repurchase of up to $2.5 million of common stock. No shares have been repurchased under this program as of September 30, 2015 The number of shares yet to be purchased is variable based upon the purchase price of the shares at the point in time they are acquired.

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

Date: November 12, 2015

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

