Form 10-K
period 2015-12-31
DIGITAL ALLY INC
filed 2016-03-07
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-k

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                    .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($13.84) of the registrant’s most recently completed second fiscal quarter was: $51,796,198.

The number of shares of our common stock outstanding as of March 4, 2016 was: 5,248,481

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2015

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

Part I

Item 1. Business.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. We have active research and development programs to adapt its technologies to other applications. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. We sell our products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2016.

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

Products

We produce and sell digital audio/video recording, storage and other products in law enforcement and commercial applications. These product series were used primarily in law enforcement applications, all of which use the core competency of our technology in digital video compression, recording and storage. During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications. We have launched additional derivative products during 2012 through 2015. We also intend to produce and sell other digital video products in the future. These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored. The following describes our product portfolio.

In-Car Digital Video Mirror System – DVM-100, DVM-400, DVM-750 and DVM-800

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

Our in-car digital video rear view mirror has the following features:

●	wide angle zoom color camera;

●	standards-based video and audio compression and recording;

●	system is concealed in the rear view mirror, replacing factory rear view mirror;

●	monitor in rear-view mirror is invisible when not activated;

●	eliminates need for analog tapes to store and catalogue;

●	easily installs in any vehicle;

●	ability to integrate with body-worn cameras including auto-activation of either system;

●	archives to computers (wirelessly) and to DVDs, CD-ROMs, or file servers;

●	900 MHz audio transceiver with automatic activation;

●	marks exact location of incident with integrated GPS;

●	playback using Windows Media Player;

●	optional wireless download of stored video evidence;

●	proprietary software protects the chain of custody; and

●	records to rugged and durable solid state memory.

In-Car Digital Video “Event Recorder” System –DVM-250 Plus

We believe there are several other markets and industries that may find our in-car digital video rear view mirror unit useful, such as the ambulance, school bus, mass transit and delivery service industries. We market a product designed to address these commercial fleet markets with our DVM-250 Plus Event Recorders. The DVM-250 Plus is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-750 mirror systems at a lower price point. The DVM-250 Plus is designed to capture “events,” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. These potential markets may find our units attractive from both a feature and cost perspective, compared to other providers. Our marketing efforts indicate that these commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

Miniature Body-Worn Digital Video System – FirstVU HD

This system is also a derivative of our in-car video systems, but is much smaller and lighter, more rugged and water-resistant to handle a hostile outdoor environment. These systems can be used in many applications and are designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Current systems offered by competitors are digital based, but generally require a battery pack and/or storage device to be connected to the camera by wire or other means. We believe that our FirstVU HD product is more desirable for potential users than our competitors’ offerings because of its video quality, small size, shape and lightweight characteristics. Our FirstVU HD integrates with our in-car video systems through our patented VuLink system allowing for automatic activation of both systems.

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

FleetVU Manager is our web-based software for commercial fleet tracking and monitoring that features and manages video captured by our Video Event Data Recorders of incidents that require attention, such as accidents. This software solution features our cloud-based web portal that utilizes many of the features of our VUVault.NET law-enforcement cloud-based storage solution.

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

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, general consumer and commercial. We have made inroads into certain commercial fleet and the ambulance service provider market, confirming that our DVM-250 Plus product and FleetVU Manager can become a significant revenue producer for us.

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

The largest source of police video evidence today is in-car video. Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults. In all of these cases, the FirstVU HD may provide recorded evidence of the suspect’s actions and reactions to police intervention.

Additionally, motorcycle patrolmen rarely have video systems. We have developed the DVM-440 Ultra as a mobile application of our digital video recording system that can be used by motorcycle police and water patrol.

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

Schools

We believe our products and offerings may be of benefit in kindergarten through twelve grade school systems. We are currently assessing our entry into this potential market.

Medical applications

We believe our products and offerings may be of benefit in hospital and other medical services delivery systems. We are currently assessing our entry into this potential market.

Private Security Companies

There are thousands of private security agencies in the United States employing a large number of guards. Police forces use video systems for proof of correct conduct by officers, but private security services usually have no such tool. We believe that the FirstVU HD is an excellent management tool for these companies to monitor conduct and timing of security rounds. In addition to the FirstVU HD, the digital video security camera can provide fill-in security when guards have large areas to cover or in areas that do not have to be monitored around the clock.

Homeland Security Market

In addition to the government, U.S. corporations are spending heavily for protection against the potential of terrorist attacks. Public and private-sector outlays for antiterrorism measures and for protection against other forms of violence are significant. These are potential markets for our products.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We intend to use more than one source for circuit board assembly to ensure a reliable supply over time. We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice. In addition, such technicians are valuable in our service and repair business to support our growing installed customer base. We had a non-exclusive supply and distribution agreement with DragonEye Technology, LLC (“Dragoneye”) regarding the sale and distribution of our Laser Ally product. This vendor developed and was the only manufacturer of this product. We have terminated our exclusive contract with Dragoneye and continue to sell and service this product on a nonexclusive basis. See “Legal Proceedings” for further details.

We also contract with a manufacturer in Asia for the production of our DVM-100, DVM-400, DVM-440 Ultra, DVM-250 Plus and DVM-800 products. The contract has no minimum purchase requirements and has an initial term through July 2016. We have the right to exercise three additional options to extend the contract for three additional years each. We are exploring the retention of one or more new contract manufacturers for these product lines and are in the process of terminating our relationship with our current contract manufacturer.

License Arrangements

We have entered into several agreements, including agreements with Sasken-Ingenient Technologies, Inc. (“Sasken”), Lead Technologies (“Lead”) and Pixel Forensics, Inc. (“Pixel), to license certain software products to be used in our video products. The licensors have written certain software for specific Texas Instrument chips which are included in our products or media analytics such as face redaction software. The licenses generally require upfront payments and contain automatic renewal provisions unless either party notifies the other of its intent to not renew prior to expiration or unless the agreement is terminated due to a material breach by the other party.

The following is a summary of our license agreements as of December 31, 2015:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2016	Automatically renews for one year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2016	Automatically renews for one year periods unless terminated by either party.
Media analytics	June 2015	May 2016	Either party may unilaterally terminate this agreement by written notice to the other party.

Sales and Marketing

In recent years, we have changed principally to an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities. In this connection, we have reduced the size of certain territories and consequently increased the sales personnel and changed the number of domestic sales territories to 21 in order to better penetrate the market. The direct territory sales team is supported by a team of 9 inside sales coordinators, and a telesales specialist and a pre-sales solution design team. We have also added two bid specialists to coordinate large bid opportunities. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

We use our direct sales force and international distributors to market our products. Our key promotional activities include:

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct companies with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Watchguard, Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include TASER International, Inc. and VieVU, Inc. We face similar and intense competitive factors for our event recorders in the commercial fleets and mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

The commercial fleet security and surveillance markets are also very competitive. There are direct competitors for our DVM-250 Plus “event recorders” which several may have greater financial, technical marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sector include Lytx, Inc. (previously DriveCam, Inc.) and SmartDrive Systems.

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

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our Laser Ally, FirstVU HD, DVM-100, DVM-250, DVM-500 Ultra, and DVM-800 products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as that of the third party manufacturers.

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

Taser International, Inc. (“TASER”) a competitor in our body-camera market, requested that the United States Patent & Trademark Office (“USPTO”) commence an ex parte reexamination of our U.S. Patent No. 8,781,292 (’292 Patent). The USPTO granted this request and has completed its reexamination. The USPTO has confirmed the validity of our ’292 patent which relates to our auto-activation technology for law enforcement body cameras. We have filed suit in the U.S. District Court for the District of Kansas against TASER, alleging willful patent infringement against TASER’s Axon body camera product line. On February 2, 2016, we received notification that the USPTO has issued another patent relating to its auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (“the ’452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. We have added TASERs willful infringement of the ’452 patent to our existing lawsuit.

Despite the USPTO’s recognition of the validity of the ’292 patent and ’452 patent, TASER continues to offer for sale, sell, and market its Axon technology in disregard of our federally protected patent rights. As a result, we are aggressively challenging TASER’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing TASER from continuing to sell its Axon Signal technology.

We believe the outcome of this infringement lawsuit will have meaningful effects upon the entire body-worn camera market within the United States over the foreseeable future.

Employees

We had 154 full-time employees as of December 31, 2015. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. We participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units we currently hold and future customer returned units exhibiting the same or similar failure. Dragoneye was allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. We will remit the unpaid balance of approximately $191,000 ($91,684.47 remaining at December 31, 2015) recorded in accounts payable to Dragoneye in five payments concurrent with the repair and return of units by Dragoneye. Furthermore, all of the remaining minimum contractual purchase requirements will be voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ’556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. Briefs have not yet been filed and no schedule for oral argument has been issued. We believe Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, our attorneys sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the discovery stage. However, we believe that the USPTO’s final decision issued on July 27, 2015 will provide us with substantial basis to pursue our claims either through court trial or by summary judgment motions and we intend to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, we intend to file for summary judgment in our favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that TASER, one of our competitor’s, had commenced an action in the USPTO for a re-examination of our U.S. Patent No. 8,781,292 (“the ’292 Patent). A re-examination is essentially a request that the Patent Office review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by our competitor to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of TASER’s own research and development efforts.

The Company owns the ’292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ’292 Patent is incorporated in our VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ’292 Patent, which was undergoing an ex parte re-examination by the USPTO. We were provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected TASER’s efforts and confirmed the validity of the ’292 patent with 59 claims covering various aspects of our auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to our auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (“the ’452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle.

We filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against TASER, alleging that TASER willfully infringed the ’292 Patent by selling and offering to sell its Axon camera product line and Signal Performance Power Magazine. The lawsuit was initiated after the USPTO reconfirmed the validity of the ’292 patent. On February 2, 2016, we amended our complaint against TASER, further alleging that Taser is directly and indirectly liable for infringing the ’452 Patent. Our amended complaint seeks both monetary damages and a permanent injunction against TASER for infringing both the ’452 and ’292 Patents.

In addition to the ’452 Patent infringement claims, the February 2, 2016 amended complaint added a new set of claims to the lawsuit alleging that TASER conspired to keep us out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges TASER bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. Our lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

On February 19, 2016 TASER asked for and was granted an extension of time to answer or otherwise plead to the complaint alleging willful patent infringement, the bribery of officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On March 4, 2016, TASER filed a motion to dismiss our complaint which is now pending before the court.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleged (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors vigorously defended the claims asserted against us and them. We and the Defendant Directors filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” that Gans had asserted against us and the Defendant Directors. The settlement to which the parties agreed resulted in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims and the matter is now closed.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2015
1st Quarter	$15.46	$10.27
2nd Quarter	$18.30	$12.42
3rd Quarter	$13.82	$5.84
4th Quarter	$7.90	$3.99

Year Ended December 31, 2014
1st Quarter	$9.97	$6.00
2nd Quarter	$6.49	$3.03
3rd Quarter	$33.59	$3.10
4th Quarter	$21.00	$10.41

Holders of Common Stock

As of December 31, 2015, we had approximately 89 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 28 shares reserved for awards that are now unavailable for issuance.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2015, there were 30 shares reserved for awards available for issuance under the 2006 Plan.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2015, there were 9 shares reserved for awards available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. At December 31, 2015, there were 574 shares reserved for awards available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2015, there were 89 shares reserved for awards available for issuance under the 2011 Plan.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2015, there were no shares available for issuance as awards under the 2013 Plan, as amended.

On March 27, 2015, our board of directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan authorizes us to reserve 300,000 shares for future grants under it. At December 31, 2015, there were 74,300 shares reserved for awards available for issuance under the 2015 Plan.

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

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

On July 31, 2008, we filed registration statements on Form S-8 and an amendment to a previously filed Form S-8 with the SEC which registered 812,500 shares to be issued upon exercise of the stock options underlying the 2005 Plan, 2006 Plan, 2007 Plan and 2008 Plan. On March 28, 2012, we filed a registration statement on Form S-8, which registered 62,500 shares to be issued upon exercise of stock options underlying the 2011 Stock Plan. On July 25, 2013, we filed a registration statement on Form S-8, which registered 100,000 shares to be issued upon exercise of stock options underlying the 2013 Stock Plan. On October 1, 2014 we filed a registration statement on Form S-8, which registered 100,000 additional shares underlying the 2013 Plan. On June 22, 2015 we filed a registration statement on Form S-8, which registered the 300,000 shares underlying the 2015 Plan.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	238,331	$20.95	74,993
Equity compensation plans not approved by stockholders	90,359	$19.05	9
Total all plans	328,690	$20.43	75,002

Recent Sales of Unregistered Securities

We entered into a Securities Purchase Agreement (the “Purchase Agreement”) on July 22, 2015 with two investors pursuant to which we issued and sold in an at-the-market registered direct offering (the “Offering”), an aggregate of 879,766 shares (the “Shares”) of common stock at an offering price of $13.64 per share, for gross proceeds of $12,000,008 before the deduction of the placement agent fee and other offering expenses. In additional to the common stock purchased, the investors received a registered short-term warrant (the “Series A Warrant”) exercisable to purchase a total of 437,086 shares of common stock at an exercise price of $13.43 per share. The Series A Warrants are immediately exercisable and expire on July 22, 2017. We offered the Shares and the Series A Warrants pursuant to a registration statement on Form S-3 (File No. 333-202944), which was declared effective by the Securities and Exchange Commission (the “Commission”) on May 18, 2015 (the “Registration Statement”).

In a concurrent private placement (the “Private Placement”), we issued two additional warrants to the investors (the “Series B Warrants” and “Series C Warrants”), collectively with the Shares and the Series A Warrants the (“Securities”), at an exercise price of $13.43 per share. The investors received Series B Warrants to purchase a total of 222,738 shares of common stock and Series C Warrants to purchase a total of 879,766 shares of common stock. The Series B Warrants and Series C Warrants are both immediately exercisable and the Series B Warrants expire on July 22, 2017 and the Series C Warrants expire on January 22, 2021.

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

We were required to file a registration statement on Form S-3 relating to the issuance of the Series B Warrants and Series C Warrants to provide for the resale of the shares of common stock issuable upon the exercise of such Warrants. We filed a registration statement on Form S-3 (File No. 333-206699), which was declared effective by the Commission on September 15, 2015 (the “Registration Statement”).

We entered into a Placement Agreement (the “Placement Agreement”) pursuant to which we engaged WestPark Capital, Inc. as the sole placement agent in connection with the Offering and the Private Placement. We paid the Placement Agent a placement agent fee in cash of $720,000 and reimbursed approximately $30,000 of its out-of-pocket expenses. Other expenses of the offering totaled $26,723, which included accounting, legal, printing and other expenses. Total issuance costs were $776,723, which were deducted from the gross proceeds of the offering resulting in net proceeds of $11,223,285.

We used the net proceeds to retire $2.5 million principal amount of subordinated notes and for general corporate purposes. We relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933 for issuance of the Series B Warrants and Series C Warrants in the Private Placement.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—	—	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. No shares have been repurchased under this program as of September 30, 2015. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2014 and 2015; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our new products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will continue to translate into sales during 2016; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, FirstVU, First VU HD, DVM-250 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates and TASER will achieve their intended objectives; (34) whether Utility Associates will appeal the United States Patent Office (“USPTO”) final decision on the ’556 Patent and if so, whether such appeal will be successful in whole or in part; (35) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of TASER and Utility Associates respecting us, our products and customers; (36) whether the remaining two claims under the ’556 Patent have applicability to us or our products; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our DVM-500 and DVM-750, our original in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400, DVM-800 and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. Since 2011 we have launched the following new products: the FirstVU HD; DVM-800; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and the new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2016. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2015 and 2014. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$5,051,119	$5,096,088	$5,634,237	$4,248,764	$5,419,611	$4,666,713	$3,449,754	$3,908,341
Gross profit	1,563,647	2,039,774	3,092,194	1,653,740	3,211,532	2,461,933	1,928,389	2,320,939
Gross profit margin percentage	31.0%	40.0%	54.9%	38.9%	59.3%	52.8%	55.9%	59.4%
Total selling, general and administrative expenses	4,264,176	4,180,559	3,909,156	3,616,935	3,548,365	3,502,492	2,894,039	2,867,091
Operating income (loss)	(2,700,529)	(2,140,785)	(816,962)	(1,963,195)	(336,833)	(1,040,559)	(965,650)	(546,152)
Operating margin percentage	(53.5%)	(42.0)%	(14.5)%	(46.2%)	(6.2%)	(22.3)%	(28.0)%	(14.0%)
Net income (loss)	$(2,963,629)	$(2,141,163)	$(792,388)	$(6,410,712)	$(901,115)	$(6,402,558)	($988,089)	$(871,499)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our new products, such as the FirstVU HD, MicroVU HD, FleetVU and DVM-800. We reported an operating loss of $2,700,529 on revenues of $5,051,119 for fourth quarter 2015 compared to an operating loss of $2,140,785 on revenues of $5,096,088 for third quarter 2015, an operating loss of $816,962 on revenues of $5,634,237 for second quarter 2015, and an operating loss of $1,963,195 on revenues of $4,248,764 for first quarter 2015. Our fourth quarter 2015 revenues decreased slightly from third quarter 2015. Our gross margin percentage decreased to 31.0% in the fourth quarter from 40.0% in the third quarter 2015 and 54.9% in the second quarter 2015. During the third quarter 2015, we decided to upgrade the connectors contained in the camera cable assembly on our FirstVU HD product to improve functionality and reliability. This upgrade was applied to all deployed units in the field as well as in our inventory, which required us to rework the camera assemblies and scrap a portion of the original cable assembly. Total scrap costs recognized in third and fourth quarter 2015 approximated $1,615,000, which adversely affected our gross margins and other operating results. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third and fourth quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our selling, general and administrative (“SG&A”) expenses were higher in the fourth quarter 2015 compared to the first three quarters of 2015. The primary reason for the increased SG&A expenses in the fourth quarter 2015 over the three prior quarters of 2015 was the addition of technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support staff required for our new products, such as the FirstVU HD and DVM-800. Many of our customers require extensive information technology infrastructure planning to manage and store the audio/video evidence gathered by our systems, which often requires new and larger data servers. Our international revenues during 2015 decreased to $148,667 from $961,763 in 2014.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in fourth quarter 2015 to $5,051,119 from $5,096,088 in third quarter 2015 and $5,634,237 in second quarter 2015. We believe the decline in revenues in the fourth quarter 2015 and third quarter 2015 was attributable to a competitor, TASER International, Inc. (“Taser”) stating in one of its press releases that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Taser commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (the “ ’292 Patent”). A reexamination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ’292 Patent relates to the ‘automatic trigger” that allows our body camera and our in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ’292 Patent is incorporated in our VuLink product. Such product has been popular and consequently the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product and body-worn and in-car systems. Ultimately, the USPTO rejected Taser’s efforts and reconfirmed the validity of the ’292 patent on January 16, 2016 and we have filed suit alleging willful patent infringement against Taser and included claims of commercial bribery and other unfair trade practices. See Litigation for details.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, Digital Ally’s patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We are seeing a trend in which law enforcement agencies have recognized the value of our VuLink technology and are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant impact on our revenues in the long-term particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Taser.

●	We believe recently highly publicized law enforcement incidents have provided federal, state and municipal governments with an opportunity to reassess spending priorities, moving from the militarization of the police to increasing transparency and accountability. This underlying shift in priorities has redirected and increased law enforcement budgets and funding to our products and offerings. We are hopeful this trend continues into 2016 and beyond. In that regard, our FirstVU body-worn camera revenues increased to 20% of total 2015 revenues from 11% of revenues in 2014.

●	We have launched additional products to complement our legacy in-car video products for law enforcement agencies in an effort to diversify our sources of revenue to new market channels. In that regard, we have expanded our product offerings to include incident recorders designed to meet commercial fleet owners’ needs. We believe these commercial fleet offerings will be appealing to prospective customers who want to monitor, manage and train their drivers and to provide liability protection. Such fleet customers may include ambulance service providers, taxicab fleets, limousine services, off-premises airport parking services, over the road trucks and others who maintain a fleet of vehicles. We expect that our commercial fleet business will be a significant growth provider for us in the future. Revenues derived from our commercial business reached to 10% of total revenues in 2015 compared to 5% for 2014.

●	Our gross margin percentage decreased to 31.0% in the fourth quarter 2015 from 40.0% in the third quarter, 54.9% in the second quarter and 38.9% in the first quarter of 2015. Our gross margin decline is primarily attributable to the camera cable connector upgrade implemented in the third and fourth quarter 2015 to our FirstVU HD product that caused us to rework our entire installed base of FirstVU HD’s and scrap a portion of the original cable assembly. This upgrade contributed to total scrap costs approximating $1,615,000 that adversely affected our fourth and third quarter 2015 gross margins. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter and fourth quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters.

●	Our international revenues were less than expected for the year ends December 31, 2015 and 2014, with total international revenues of $148,667 (1% of total revenues) for the year ended December 31, 2015 compared to $961,763 (6% of total revenues) for the year ended December 31, 2014. Unfavorable changes in the foreign exchange rate in many countries have impacted our international sales. We were disappointed in our international revenues given the high level of bidding activity. We provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We are hopeful that our new products will appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

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

We are a party to operating leases, title sponsorship, and license agreements that represent commitments for future payments (described in Note 12 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2015 and 2014

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2015 and 2014, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2015	2014
Revenue	100%	100%
Cost of revenue	58%	43%

Gross profit	42%	57%
Selling, general and administrative expenses:
Research and development expense	15%	17%
Selling, advertising and promotional expense	20%	19%
Stock-based compensation expense	8%	5%
General and administrative expense	37%	33%

Total selling, general and administrative expenses	80%	74%

Operating loss	(38)%	(17)%
Change in warrant derivative liabilities	2%	(26)%
Change in fair value of secured convertible notes payable	(22)%	(4)%
Secured convertible note payable issuance expenses	(1)%	(3)%
Other income and interest expense, net	(1)%	(3)%

Loss before income tax benefit	(60)%	(53)%
Income tax expense (benefit)	—%	—%

Net loss	(60)%	(53)%

Net loss per share information:
Basic	$(2.77)	$(3.54)
Diluted	$(2.77)	$(3.54)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price

DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295
DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$2,995
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995.	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our direct sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the years ended December 31, 2015 and 2014 were derived from the following sources:

	Years ended December 31,
	2015	2014
DVM-800	36%	40%
FirstVu HD and FirstVu	20%	11%
DVM-250 & DVM- 250 Plus	10%	5%
DVM-100 & DVM-400	8%	7%
DVM-500 Plus	7%	11%
VuLink	3%	1%
DVM-750	2%	4%
Laser Ally	—%	2%
Repair and service	3%	2%
Accessories and other revenues	11%	17%
	100%	100%

We experienced a change in the sales mix of our products for the year ended December 31, 2015 compared to the year ended December 31, 2014. Our newer products, the DVM-800 and the FirstVU HD, contributed 56% of total sales for the twelve months ended December 31, 2015, compared to 51% for the comparable period ending December 31, 2014. We expect the sales mix will continue to transition from our legacy M-500 Plus and DVM -750 product lines to the newer products during 2016. In addition, our commercial event recorders increased from 5% to 10% of total revenues. We expect this trend to continue because of the appeal of our new FleetVU driver management and monitoring tool.

Revenues for the years ended December 31, 2015 and 2014 were $20,030,208 and $17,444,419, respectively, an increase of $2,585,789 (15%), due to the following factors:

●	Our revenues increased significantly for the year ended December 31, 2015 compared to the year ended December 31, 2014 (15%). We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest in Ferguson, Missouri and other cities in the United States and the features of our newer products. We have had a large increase in inquiries, test and evaluation units for our FirstVU and DVM-800 products in our pilot programs for prospective clients since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	We shipped twenty-two individual orders in excess of $100,000, for a total of approximately $3,727,000 in revenue for the year ended December 31, 2015 compared to six individual orders in excess of $100,000, for a total of approximately $2,500,000 in revenue for the year ended December 31, 2014. Eight of the large orders were for a package including our in-car video system, our FirstVU body worn camera and our patented VULink connectivity system. Additionally, six of the large orders were for our commercial event recorders and most of those orders included our FleetVu driver management and monitoring tool. Our average order size increased to approximately $3,060 in the year ended December 31, 2015 from $2,615 during the year ended September 30, 2014.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 56% of total sales for the year ended December 31, 2015, compared to 51% for the comparable period ending December 31, 2014. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	Our international revenues decreased to $148,667, representing 1% of total revenues, during the year ended December 31, 2015 compared to $961,763, representing 6% of total revenues, during the year ended December 31, 2014. Our international revenues during 2015 were negatively impacted by the unfavorable foreign currency exchange rates for our international customers. In particular the Mexican peso exchange rate deterioration has delayed purchases by several of our largest customers and opportunities. We were disappointed in our international revenues given the high level of bidding activity. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the year ended December 31, 2015 and 2014 was $11,680,853 and $7,521,626, respectively, an increase of $4,159,227 (55%). The increase in cost of goods sold is partially due to the 15% increase in revenues. In addition, we encountered printed circuit board issues in our FirstVU HD body-worn cameras early in 2015 and in response upgraded the entire installed base of FirstVUs in the third and fourth quarter 2015. The upgrade involved the replacement of a connector contained in the camera cable assembly on our FirstVU HD product that dramatically increased rework and scrap rates on our FirstVU HD. Our scrap costs were approximately $1,615,000 for third and fourth quarter 2015. We also increased our inventory reserve in 2015 due to changes in the sales mix to the DVM-800 platform, which has resulted in a higher level of excess component parts of older versions of our legacy products. Cost of sales as a percentage of revenues increased to 58% during the year ended December 31, 2015 compared to 43% for the year ended December 31, 2014. We believe that the FirstVU HD connector upgrade implemented to all deployed units during the third and fourth quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in 2016. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during 2016. We expect that our newer product offerings, in particular the DVM-800, VuLink and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of our current products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $1,202,411 and $600,578 in reserves for obsolete and excess inventories at December 31, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,833,873 and $2,987,124 at December 31, 2015 and December 31, 2014, respectively, an increase of $846,749 (28%). The increase in raw materials and component parts is primarily attributable to our forecasts of sales for the FirstVU HD, and VuLink and the need to secure long lead component inventory items in advance of production. Finished goods balances were $7,895,663 and $6,576,480 at December 31, 2015 and December 31, 2014, respectively, an increase of $1,319,183 (20%). The increase in finished goods was primarily for the DVM-750 product for anticipated international customer orders and additional cameras for our various products. Finished goods at December 31, 2015 consist primarily of the Laser Ally products and our DVM-500 Plus and DVM-750 products for expected orders. The increase in the inventory reserve is primarily due to the change in sales mix of our products which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2015.

Gross Profit

Gross profit for the years ended December 31, 2015 and 2014 was $8,349,355 and $9,922,793, respectively, a decrease of $1,573,438 (16%). The decrease is a result of the cost of sales as a percentage of revenues increasing to 58% during the year ended December 31, 2015 from 43% for the year ended December 31, 2014 offset by the 15% increase in sales for the year ended December 31, 2015. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,970,826 and $12,811,987 for the years ended December 31, 2015 and 2014, respectively, an increase of $3,158,839 (25%). Selling, general and administrative expenses as a percentage of sales increased to 80% in 2015 from 74% in 2014. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2015	2014
Research and development expense	$2,980,807	$2,905,407
Selling, advertising and promotional expense	3,965,400	3,340,764
Stock-based compensation expense	1,623,033	834,593
Professional fees and expense	1,368,758	1,153,985
Executive, sales, and administrative staff payroll	2,941,151	2,012,552
Other	3,091,677	2,564,686
Total	$15,970,826	$12,811,987

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,980,807 and $2,905,407 for the years ended December 31, 2015 and 2014, respectively, an increase of $75,400 (3%). We employed a total of 25 engineers at December 31, 2015 compared to 22 engineers at December 31, 2014, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 15% in 2015 compared to 17% in 2014. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,965,400 and $3,340,764 for the years ended December 31, 2015 and 2014, respectively, an increase of $624,636 (19%). Salaries and commissions to our sales personnel represent the primary components of these costs and were $3,116,729 and $2,729,589 for the years ended December 31, 2015 and 2014, respectively, an increase of $387,140 (14%), which is commensurate with our 15% increase in revenues. The effective commission rate was 15.6% for the years ended December 31, 2015 and 2014, respectively.

Promotional and advertising expenses totaled $848,671 during the year ended December 31, 2015 compared to $611,175 during the year ended December 31, 2014, an increase of $237,496 (39%). The increase is primarily attributable to the Company becoming the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. Our net promotional expense related to sponsorship of the 2015 tournament totaled $172,623. Additionally, we had increased participation in trade shows and media advertising in trade publications and other marketing initiatives designed to help penetrate commercial markets for our DVM-250 Plus event recorders, and to increase awareness of our FirstVU HD, MicroVu HD, VuLink and the DVM-800 within our law enforcement channel during 2015.

Stock-based compensation expense. Stock based compensation expense totaled $1,623,033 and $834,593 for the years ended December 31, 2015 and 2014, respectively, an increase of $788,440 (94%). The increase is primarily due to the amortization of the restricted stock granted during 2015 to our officers, directors, and other employees that had the effect of increasing the stock compensation expense for the year ended December 31, 2015 compared to 2014. The total number of restricted shares granted and our market stock price was higher on the specific dates of the 2015 stock grants compared to previous years, which increased the grant date fair value attributable to the restricted stock grants.

The total number of restricted shares granted to the Board of Directors, officers and employees increased to 326,500 shares during the year ended December 31, 2015 as compared to 192,500 shares during the year ended December 31, 2014. In addition, the weighted average grant date price of the shares increased to $8.42 per share compared to $5.33 per share during the year ended December 31, 2014.

Professional fees and expense. Professional fees and expenses totaled $1,368,758 and $1,153,985 for the years ended December 31, 2015 and 2014, respectively, an increase of $214,773 (19%). Professional fees during 2014 and 2015 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in 2015 compared to 2014 is primarily attributable to higher accounting fees and litigation expenses related to the Utility and Taser matters. See Litigation for further discussion.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,941,151 and $2,012,552 for the years ended December 31, 2015 and 2014, respectively, an increase of $928,599 (46%). This increase is primarily attributable to the hiring of additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and the need for additional technical support staff for our new products, such as the DVM-800, FirstVU HD, VuVault.com and FleetVU. In addition, the Company established a bonus plan during 2015, which resulted in approximately $260,000 in compensation expense and the Company incurred an increase of approximately $250,000 in employee-based retention expenses.

Other. Other selling, general and administrative expenses totaled $3,091,677 and $2,564,686 for the years ended December 31, 2015 and 2014, respectively, an increase of $526,991 (21%). The increase in other expenses in 2015 compared to 2014 is primarily attributable to increased consulting, contract labor and insurance expenses. We are utilizing consultants to help develop engineering and manufacturing standard processes with a goal of achieving ISO 13485, ISO 9001, FDA cGMPs, and MD Directive 93/42/EEC certifications. We also utilized consultants to help design, develop and launch a new corporate website in 2015.

Operating Loss

For the reasons previously stated, our operating loss was $7,621,471 and $2,889,194 for the years ended December 31, 2015 and 2014, respectively, a deterioration of $4,732,277 (164%). Operating loss as a percentage of revenues increased to 38% in 2015 from 17% in 2014.

Interest Income

Interest income increased to $21,156 for the year ended December 31, 2015 from $13,660 in 2014. The increase is attributable to an increase in average cash and cash equivalents balances related to our $12.0 million registered direct offering which was completed in July 2015.

Change in Warrant Derivative Liabilities

Detachable warrants to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with the Secured Convertible Notes (“Secured Convertible Notes”) during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and record a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2015 and 2014.

The holder of the Secured Convertible Notes exercised a portion of such warrants in August 2014 and in September 2014 with the change in value of the warrant derivative totaling $3,233,068 being recognized as a non-cash charge to operations during the year ended December 31, 2014 representing the increase in our stock price over the exercise price at the respective exercise dates. The changes in the fair value of the warrant derivatives related to unexercised warrants totaled $1,193,694 for the year ended December 31, 2014. The change in warrant derivative liabilities totaled $4,426,762 for the year ended December 31, 2014 and the warrant derivative liability balance was $2,186,214 as of December 31, 2014.

The holder of the Secured Convertible Notes exercised a portion of its warrants in March 2015 and April 2015 with the change in value of the warrant derivative through the date of exercise resulting in a gain of $336,373 compared to the estimated warrant derivative liability balance. The resulting derivative balance of $1,748,155 was offset against the warrant derivative liability during the year ended December 31, 2015. The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $34,633 for the year ended December 31, 2015. The change in warrant derivative liabilities resulted in a gain of $371,006 for the year ended December 31, 2015 and the warrant derivative liability balance was $67,053 as of December 31, 2015.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record the Secured Convertible Notes on their fair value basis. The holder of the Secured Convertible Notes exercised its right to convert such notes to 316,716 common shares during July 2014 through September 2014. The change in fair market value of the Secured Convertible Notes associated with the conversion of debt was $384,614 during the year ended December 31, 2014, representing the increase in our stock price over the conversion price as of the respective conversion dates. On December 4, 2014, the holder of the Secured Convertible Note exercised its right to convert $36,600 principal amount into 6,000 shares of our common stock at the conversion price of $6.10 per share. The increase in fair market value of these 6,000 shares over the $36,600 principal retired was $89,400, representing the increase in our stock price over the conversion price as of the conversion date. As of December 31, 2014 the fair market value of the remaining Secured Convertible Note was $3,273,431 representing a change in fair market value for the year ended December 31, 2014 totaling $302,552. Accordingly, the total change in fair value of the two Secured Convertible Notes payable was $776,566 for the year ended December 31, 2014.

The holder of the Secured Convertible Notes exercised its right to convert the remaining principal balance of such Notes into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion price of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383, representing the increase in our stock price over the conversion price as of the conversion dates. Accordingly, the total change in fair value of the Secured Convertible Notes payable was a $4,434,383 loss for the year ended December 31, 2015, which was recognized in the Consolidated Statement of Operations.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our Secured Convertible Notes on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense which totaled $93,845 and $579,066 for the years ended December 31, 2015 and 2014, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Share Cap in connection with the issuance of the Secured Convertible Note in August 2014. The December 31, 2014 expenses included a $360,000 placement agent fee and the remainder was primarily legal fees.

Other Income (Expense)

Other income increased to $1,878 for the year ended December 31, 2015 from ($5,589) in 2014.

Interest Expense

We incurred interest expense of $282,233 and $499,744 during the years ended December 31, 2015 and 2014, respectively, a decrease of $217,511 (44%). We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On March 24, 2014, we issued the $2.0 million Secured Convertible Note that remained outstanding until its full conversion in three separate tranches between July 1, 2014 and September 19, 2014. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2015 and February 25, 2015.

We amortized to interest expense $55,187 and $132,447, representing the discount associated with the $2.5 million subordinated note during years ended December 31, 2015 and 2014, respectively. The total remaining unamortized discount was $0 and $55,187 at December 31, 2015 and 2014, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $12,037,892 and $9,163,261 for the years ended December 31, 2015 and 2014, respectively, a deterioration of $2,874,631 (31%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the years ended December 31, 2015 and 2014, respectively, due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2015. During 2015, we increased our valuation reserve on deferred tax assets by $5,413,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $30,700,000 of net operating loss carryforwards and $1,747,000 of research and development tax credit carryforwards as of December 31, 2015 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $12,037,892 and $9,163,261 for the years ended December 31, 2015 and 2014, respectively, a deterioration of $2,874,631 (31%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $2.77 and $3.54 for the years ended December 31, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2015 and 2014 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

During 2011, we borrowed a total of $2.5 million under an unsecured credit facility with a private, third-party lender. The $2.5 million of subordinated notes bore interest at the rate of 8% per annum and are payable interest only on a monthly basis. The subordinated notes were subordinated to all existing and future senior indebtedness; as such term is defined in the Notes. On December 4, 2013, we entered into an agreement with the lender that extended the maturity dates of the subordinated notes from May 30, 2014 to May 30, 2015, which was later extended to August 15, 2015. The subordinated notes were unsecured and did not prevent us from obtaining new senior secured financings. On July 24, 2015, we paid the entire $2.5 million of outstanding principal together with all accrued interest in full.

On March 24, 2014, we completed a private placement of the $2.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all of our assets. In addition, we issued the holder detachable warrants to acquire 130,000 shares of common stock at $10.00 per share (the “March 2014 Warrant”). On July 10, 2014 we and the holder of the $2.0 million Secured Convertible Note entered into an agreement under which we reduced the conversion price of the Senior Secured Note to $6.25 per share during the period from July 11 to July 14, 2014. During the foregoing period the holder converted $1,777,778 principal amount and $2,963 accrued interest on the Secured Convertible Note into 284,928 shares of our common stock. On July 15, 2014 the conversion price returned to $8.55 per share. The holder of the $2.0 million Secured Convertible Note exercised its right to convert the remaining outstanding principal into 26,263 shares of common stock in two separate tranches on August 28, 2014 and September 19, 2014. In addition, the holder exercised its warrant to purchase 130,000 shares of common stock resulting in cash proceeds of $951,600 during 2014 and utilized the cashless exercise feature for the remaining 6,621 shares.

On August 28, 2014, we completed a second private placement to the holder of the $2.0 million Secured Convertible Note and issued the $4.0 million Secured Convertible Note, which bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible into shares of common stock at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, we could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days. In connection with the second private placement we issued a warrant exercisable to purchase 262,295 shares of common stock at $7.32 per share (the “August Warrant”), which was exercisable immediately and expires August 28, 2019.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note converted $36,600 of principal into 6,000 shares of common stock and in February 2015 the holder exercised its conversion rights on the remaining principal and accrued interest balances in exchange for an additional 655,213 shares of common stock. The $4.0 million Secured Convertible Note and August Warrant contained anti-dilution provisions and restricted the incurrence of additional secured indebtedness. We paid a placement agent fee of $240,000 and approximately $101,500 of other third party costs in connection with the transaction, which included legal fees. We used the funds generated by this credit facility to provide the working capital for our operations in 2015.

In connection with the anti-dilution provisions of the March 2014 Warrant, the Company was required to increase the number of shares to be issued upon the exercise of the March 2014 Warrant to 136,621 from 100,000 and to reduce the exercise price to $7.32 from $10.00 per share in connection with the August 2014 private placement.

In accordance with the terms of the $4.0 million Secured Convertible Note we were required to maintain minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions included our shareholders approving the issuance of shares above the Nasdaq Share Cap. The $1.5 million minimum cash balance was reported as restricted cash separate from cash and cash equivalents in the consolidated balance sheet as of December 31, 2014. On February 13, 2015, the shareholders approved the issuance of shares above the Nasdaq Share Cap, thereby releasing the restriction on the cash balances.

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal on the $4.0 million Secured Convertible Note into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. In addition, the holder also exercised part of its August Warrant to purchase 212,295 shares of common stock resulting in cash proceeds of $1,553,999 during first quarter 2015. The holder exercised part of its August Warrant to purchase 37,800 shares resulting in cash proceeds of $276,690 during second quarter 2015. Warrants to purchase a total of 12,200 common shares for $7.32 remain outstanding as of December 31, 2015.

On July 22, 2015, we closed a $12.0 million offering of our common stock and common stock purchase warrants in an at-the-market registered direct offering and a concurrent private placement of two series of common stock purchase warrants with two investors. At the closing we sold an aggregate of 879,766 shares of our common stock at a per share price of $13.64 in a registered direct offering to the investors. We also issued a registered short-term warrant to the investors exercisable to purchase a total of 437,086 shares of common stock in such offering. Additionally, in a concurrent private placement, we issued to the investors short-term warrants exercisable to purchase a total of 222,738 shares of common stock and long-term warrants exercisable to purchase a total of 879,766 shares of common stock. Both the short-term registered and private placement warrants are immediately exercisable, have an exercise price of $13.43 per share and expire 24 months from the date of issuance. The long-term warrants are immediately exercisable, have an exercise price of $13.43 per share and expire five and one-half years from the date of issuance. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $11.2 million prior to any exercise of the warrants. The warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to repay the $2.5 million principal amount of subordinated notes plus accrued interest in full and for working capital purposes.

After completion of the $12.0 million offering on July 22, 2015 and the payment of the $2.5 million principal amount of subordinated notes, we believe we have sufficient liquidity to support our operations for 2016. In addition, if the need arises, we may seek commercial credit facilities including traditional bank borrowings to improve our liquidity position and to finance growth opportunities or future capital needs that may arise.

We have warrants outstanding to purchase 1,599,290 shares of common stock at a weighted average exercise price $13.25 per share outstanding as of December 31, 2015. In addition, there are common stock purchase options outstanding covering 328,690 shares at an average price of $20.43 per share. The exercise of these common stock equivalents would provide us with an additional potential source of liquidity.

We had $6,924,079 of available cash and equivalents and net working capital of approximately $18.7 million as of December 31, 2015. Net working capital as of December 31, 2015 includes approximately $3.4 million of accounts receivable and $10.7 million of inventory.

Cash and cash equivalents balances: As of December 31, 2015, we had cash and cash equivalents with an aggregate balance of $6,924,079, an increase from a balance of $3,049,716 at December 31, 2014. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,874,363 net increase in cash during the year ended December 31, 2015:

●	Operating activities:	$7,686,769 of net cash used in operating activities. Net cash used in operating activities was $7,686,769 and $3,172,812 for the year ended December 31, 2015 and 2014, respectively, a deterioration of $4,513,957. The deterioration was primarily the result of our net loss, increases in inventory and decreases in accounts payable offset by increases in deferred revenue and non-cash charges for stock based compensation and fair value changes on debt. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2016, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$881,047 of net cash provided by investing activities. Cash provided by investing activities was $881,047 for the year ended December 31, 2015 compared to cash used in investing activities of $1,348,319 for the year ended December 31, 2014. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 7). We satisfied the “Equity Conditions” on February 13, 2015, the restriction on the $1.5 million was lifted and the funds became available for working capital needs. In 2015, we replaced and upgraded our internal servers and infrastructure including upgrades to our enterprise software. In 2014 and 2015, we incurred costs for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$10,680,085 of net cash provided by financing activities. Cash provided by financing activities was $10,680,085 and $7,115,869 for the years ended December 31, 2015 and 2014, respectively. On July 22, 2015 we closed a $12.0 million offering of our common stock and common stock purchase warrants. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $11.2 million prior to any exercise of the warrants. Proceeds of the offering were used to repay the $2.5 million principal amount of the subordinated notes. We received $2,133,889 of proceeds in the year ended December 31, 2015 from the exercise of common stock warrants and options. On March 24, 2014, we issued the $2.0 million Secured Convertible Note, the proceeds of which were used for general working capital purposes. On August 25, 2014 we issued the $4.0 million Secured Convertible Note. We paid $93,845 and $579,066 of debt issuance costs in the years ended December 31, 2015 and 2014, respectively, related to the $2.0 and $4.0 million Secured Convertible Notes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $3,874,363 to $6,924,079 for the year ended December 31, 2015.

Commitments:

We had $6,924,079 of cash and cash equivalent balances and net positive working capital approximating $18.7 million as of December 31, 2015. Accounts receivable balances represented $3,368,909 of our net working capital at December 31, 2015. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2016, which would help to provide positive cash flow to support our operations during 2016. Inventory represented $10,661,766 of our net working capital at December 31, 2015 and finished goods represented $7,895,663 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during 2016 by our sales activities, which should provide additional cash flow to help support our operations during 2016.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2015.

Lease commitments-Operating Leases. We have a long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2015 and 2014 was $401,845 and $398,624, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2016	$439,707
2017	445,449
2018	451,248
2019	457,327
2020	154,131
$1,974,862

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $26,454 and $27,053 for the years ended December 31, 2015 and 2014, respectively.

Following is a summary of our licenses as of December 31, 2015:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2016	Automatically renews for one-year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2016	Automatically renews for one-year periods unless terminated by either party.
Media analytics	June 2015	May 2016	Either party may unilaterally terminate this agreement by written notice to the other party.

Supply and distribution agreement.

We entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which it was granted the exclusive world-wide right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to its customers. The term of the agreement was 42 months after the date Dragoneye began full scale production of the product, which commenced in August 2010 and final certification of the product was obtained. The agreement had minimum purchase requirements of 1,000 units per period over three commitment periods. On January 31, 2012, the agreement was amended to reduce the minimum purchase commitment over the second and third years by 52% of the original commitment. We agreed to release our world-wide right to exclusively market the product to the law enforcement community in exchange for the reduction in the purchase commitment.

The agreement originally required minimum order quantities that represent a remaining unfulfilled commitment to acquire $634,680 of product as of December 31, 2014. Dragoneye is responsible for all warranty, damage or other claims, losses or liabilities related to the product and is obligated to defend and indemnify us against such risks. We held approximately $1,318,000 of such products in finished goods inventory as of December 31, 2015 and had sold approximately 1,010 units since the beginning of the agreement through December 31, 2015.

We filed a lawsuit on June 15, 2013 against Dragoneye for breaching the contract and participated in a mediation of the lawsuit on August 12, 2015 that resulted in a settlement on August 25, 2015. The settlement includes the repair of all LaserAlly units we currently hold and future customer returned units exhibiting the same failure. See “Litigation” below for further details.

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

On June 5, 2013, we filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. We had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In our complaint we alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. We amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. We participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement included the return of and repair free of charge of all LaserAlly units we held and future customer returned units exhibiting the same or similar failure. Dragoneye was allowed no more than 120 days from October 1, 2015 to repair all units, upgrade all units to current firmware release and to re-certify the units. We will remit the unpaid balance of approximately $191,000 ($91,684.47 remaining at December 31, 2015) currently recorded in accounts payable to Dragoneye in five payments concurrent with the repair and return of units by Dragoneye. Furthermore, all of the remaining minimum contractual purchase requirements were voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

On October 25, 2013, we filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ’556 patent”). Specifically, the lawsuit seeks a declaration that our mobile video surveillance systems do not infringe any claim of the ’556 patent. We became aware that Utility had mailed letters to current and prospective purchasers of our mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 patent would create liability for them for patent infringement. We reject Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. We appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, we began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ’556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. Briefs have not yet been filed and no schedule for oral argument has been issued. We believe Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

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

Our suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act, arising out of Utility’s employment of one of our employees, in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we are seeking temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, we sought leave to amend our Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, we are seeking treble damages, punitive damages and attorneys’ fees, as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed us leave to amend our complaint, but denied our preliminary injunction. The case is now in the discovery stage. However, we believe that the USPTO’s final decision issued on July 27, 2015 will provide us with substantial basis to pursue our claims either through court trial or by summary judgment motions. We intend to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, the USPTO issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. We believe that the suit filed by Utility is without merit and we will vigorously defend the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, we intend to file for summary judgment in our favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that TASER International, Inc. (“Taser”), one of our competitors, had commenced an action in the USPTO for a re-examination of our U.S. Patent No. 8,781,292 (“the ’292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

Our ’292 Patent is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ’292 Patent is incorporated in our VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ’292 Patent respecting our’292 Patent, which was undergoing an ex parte re-examination. We were provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 patent with 59 claims covering various aspects of our auto-activation technology. On February 2, 2016 the USPTO issued another patent relating our auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (“the ’452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging that Taser willfully infringed the ’292 Patent by selling and offering to sell its Axon camera product line and Signal Performance Power Magazine. The lawsuit was initiated after the USPTO reconfirmed the validity of the ’292 patent. On February 2, 2016, we amended our complaint against Taser, further alleging that Taser is directly and indirectly liable for infringing the ’452 Patent. Our amended complaint seeks both monetary damages and a permanent injunction against Taser for infringing both the ’452 and ’292 Patents.

In addition to the ’452 Patent infringement claims, the February 2, 2016 amended complaint added a new set of claims to the lawsuit alleging that Taser conspired to keep us out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Taser bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. Our lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

On February 19, 2016 TASER asked for and was granted an extension of time to answer or otherwise plead to the complaint alleging willful patent infringement, the bribery of officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On March 4, 2016, TASER filed a motion to dismiss our complaint which is now pending before the court.

On or about May 22, 2014, Stephen Gans, a former director and former principal shareholder of us, filed a complaint in the Eighth Judicial District Court, Clark County, Nevada that asserts claims against us and Stanton E. Ross, Leroy C. Richie, Daniel F. Hutchins and Elliot M. Kaplan (the “Defendant Directors”), who are members of its Board of Directors. We were served with the complaint on May 28, 2014. Among other things, the complaint alleged (i) that the Defendant Directors breached their fiduciary duties by failing to consider a financing proposal offered by Mr. Gans and his affiliates; and (ii) that the Defendant Directors, acting at the direction of Stanton E. Ross, did not independently and objectively evaluate Mr. Gans’ protestations about certain alleged transactions between us and Infinity Energy Resources, Inc., and by so doing, breached their fiduciary duties. We and the Defendant Directors vigorously defended the claims asserted against us and them. We and the Defendant Directors filed a response denying all of the plaintiff’s allegations and have asserted counter-claims that allege that Gans committed improper acts that included: (a) failing to disclose the nature and substance of an SEC investigation of Gans; (b) engaging in potential insider trading; (c) misappropriating our confidential information; (d) attempting to use his position as a director to personally enrich himself; and (e) making unauthorized, misleading, and factually inaccurate filings to the SEC about us.

On December 11, 2014, the parties agreed in principle to compromise and dismiss with prejudice substantially all of their claims. Within the scope of that settlement are each of the “shareholder derivative claims” that Gans had asserted against us and the Defendant Directors. The settlement to which the parties agreed resulted in no monetary recovery by any party. On April 7, 2015 the Court approved the settlement of all shareholder derivative claims.

We are also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. We believe that the likely outcome of any other pending cases and proceedings will not be material to our business or financial condition.

Sponsorship. On April 16, 2015 we entered into a Title Sponsorship Agreement under which we became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. Such Agreement provides us with naming rights and other benefits for the 2015 through 2019 annual Tournament in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

We have the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. We recorded a net sponsorship expense of $173,335 relating to the 2015 Tournament during the year ended December 31, 2015. Such expense was included in sales and promotional expense in the accompanying statement of operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. We have not repurchased any shares under this program as of December 31, 2015.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $163,227 and $156,071 for the years ended December 31, 2015 and 2014, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. We also have commercial customers and international distributors who may present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $195,000 charged off as uncollectible on cumulative revenues of $185.8 million since we commenced deliveries during 2006. As of December 31, 2015 and December 31, 2014, we had provided a reserve for doubtful accounts of $74,997 and $65,977, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2015. However, if the balance due from any significant customer ultimately becomes uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

Allowance for Excess and Obsolete Inventory. We record valuation reserves on our inventory for estimated excess or obsolete inventory items. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence. We use our best judgment to estimate appropriate reserves based on this analysis. In addition, we adjust the carrying value of inventory if the current market value of that inventory is below its cost.

Inventories consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Raw material and component parts	$3,833,873	$2,987,124
Work-in-process	134,641	280,429
Finished goods	7,895,663	6,576,480

Subtotal	11,864,177	9,844,033
Reserve for excess and obsolete inventory	(1,202,411)	(600,578)

Total	$10,661,766	$9,243,455

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 10.1% of the gross inventory balance at December 31, 2015, compared to 6.1% of the gross inventory balance at December 31, 2014. We had $1,202,411 and $600,578 in reserves for obsolete and excess inventories at December 31, 2015 and December 31, 2014, respectively. Total raw materials and component parts were $3,833,873 and $2,987,124 at December 31, 2015 and December 31, 2014, respectively, an increase of $846,749 (28%). The increase in raw materials and component parts is primarily attributable to increased forecasts of sales for the FirstVU HD and the need to secure long lead component inventory items in advance of production. Finished goods balances were $7,895,663 and $6,576,480 at December 31, 2015 and December 31, 2014, respectively, an increase of $1,319,183 (20%). The increase in finished goods was primarily in DVM-750 products and additional cameras for our various products. Finished goods at December 31, 2015 consist primarily of the Laser Ally products, normal levels of our DVM-500 Plus product and the increased DVM-750 product inventories in anticipation of the closing of several significant international contracts. The increase in the inventory reserve is primarily due to the change in sales mix of our products which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2015.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $159,838 as of December 31, 2015 compared to $247,082 as of December 31, 2014. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. In 2015, we issued no stock options as we continued our trend of issuing restricted common shares subject to vesting requirements. As such, stock based compensation is now based upon the grant date market value of the restricted shares which is an objective measure.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2014, cumulative valuation allowances in the amount of $12,692,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $18,105,000 to fully reserve our deferred tax assets at December 31, 2015. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2015 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2015 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of December 31, 2015 and 2014 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes had been converted and all warrants had been exercised, except for warrants to acquire 12,200 common shares at $7.32 per share, as of December 31, 2015.

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), we utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents our hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liability	$-	$-	$67,053	$67,053
	$-	$-	$67,053	$67,053

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature; however, we generally generate higher revenues during the second half of the calendar year compared to the first half.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are included as an exhibit to this annual report on Form 10-K commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2015 (our “2016 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2016 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2016 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2016 Proxy Statement.

Item 11. Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2016 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2”).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
4.3	Form of Series A Common Stock Purchase Warrant.	Exhibit 4.1 to Form 8-K filed July 17, 2015
4.4	Form of Series B Common Stock Purchase Warrant.	Exhibit 4.2 to Form 8-K filed July 17, 2015
4.5	Form of Series C Common Stock Purchase Warrant.	Exhibit 4.3 to Form 8-K filed July 17, 2015
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.

10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.32 to Form 8-K filed July 30, 2012

10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.33 to Form 8-K filed July 30, 2012
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.34 to Form 8-K filed July 30, 2012
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	Exhibit 10.35 to Form 8-K filed December 9, 2013
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	Exhibit 10.36 to Form 8-K filed December 9, 2013
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	Exhibit 10.37 to Form 8-K filed December 9, 2013
10.38	Securities Purchase Agreement	Exhibit 10.38 to Form 8-K filed March 21, 2014
10.39	Registration Rights Agreement	Exhibit 10.39 to Form 8-K filed March 21, 2014
10.40	Form of Senior Secured Convertible Note	Exhibit 10.40 to Form 8-K filed March 21, 2014
10.41	Form of Warrant to Purchase Common Stock	Exhibit 10.41 to Form 8-K filed March 21, 2014
10.42	Pledge and Security Agreement	Exhibit 10.42 to Form 8-K filed March 21, 2014
10.43	Patent Assignment for Security	Exhibit 10.43 to Form 8-K filed March 21, 2014
10.44	Trademarks Assignment for Security	Exhibit 10.44 to Form 8-K filed March 21, 2014
10.45	Guaranty	Exhibit 10.45 to Form 8-K filed March 21, 2014
10.46	Deposit Account Control Agreement	Exhibit 10.46 to Form 8-K filed March 21, 2014
10.47	Form of Voting Agreement	Exhibit 10.47 to Form 8-K filed March 21, 2014
10.48	Form of Lock-Up Agreement	Exhibit 10.48 to Form 8-K filed March 21, 2014
10.49	Securities Purchase Agreement	Exhibit 10.49 to Form 8-K filed August 25, 2014
10.50	Registration Rights Agreement	Exhibit 10.50 to Form 8-K filed August 25, 2014
10.51	Form of Senior Secured Convertible Note	Exhibit 10.51 to Form 8-K filed August 25, 2014
10.52	Form of Warrant to Purchase Common Stock	Exhibit 10.52 to Form 8-K filed August 25, 2014
10.53	Amended and Restated Pledge and Security Agreement	Exhibit 10.53 to Form 8-K filed August 25, 2014
10.54	Patent Assignment for Security	Exhibit 10.54 to Form 8-K filed August 25, 2014
10.55	Trademarks Assignment for Security	Exhibit 10.55 to Form 8-K filed August 25, 2014
10.56	Amended and Restated Guaranty Agreement	Exhibit 10.56 to Form 8-K filed August 25, 2014
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	Exhibit 10.57 to Form 8-K filed August 25, 2014
10.58	Form of Voting Agreement	Exhibit 10.58 to Form 8-K filed August 25, 2014
10.59	Form of Lock-Up Agreement	Exhibit 10.59 to Form 8-K filed August 25, 2014
10.60	Reaffirmation Agreement	Exhibit 10.60 to Form 8-K filed August 25, 2014
10.61	Senior Secured Convertible Note	Exhibit 10.61 to Form 8-K filed August 28, 2014
10.62	Warrant to Purchase Common Stock	Exhibit 10.62 to Form 8-K filed August 28, 2014
10.63	Fourth Allonge to 8% Subordinated Note ($1.5 million) dated May 27, 2015	Exhibit 10.63 to Form 8-K filed May 28, 2015
10.64	Third Allonge to 8% Subordinated Note ($1.0 million) dated May 27, 2015	Exhibit 10.64 to Form 8-K filed May 28, 2015
10.65	Fifth Allonge to 8% Subordinated Note ($1.5 million) dated July 15, 2015	Exhibit 10.65 to Form 8-K filed July 15, 2015

10.66	Fourth Allonge to 8% Subordinated Note ($1.0 million) dated July 15, 2015	Exhibit 10.66 to Form 8-K filed July 15, 2015
10.67	Common Stock Purchase Warrant	Exhibit 10.67 to Form 8-K filed July 15, 2015
10.68	Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed July 17, 2015
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10-KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant		X
23.1	Consent of RSM US LLP		X
23.2	Consent of Grant Thornton LLP		X
23.3	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2015 and 2014.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 7, 2016
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 7, 2016
Leroy C. Richie, Director

/s/ Elliot M. Kaplan	March 7, 2016
Elliot M. Kaplan, Director

/s/ Daniel F. Hutchins	March 7, 2016
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 7, 2016
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

