Form 10-Q
period 2016-03-31
DIGITAL ALLY INC
filed 2016-05-11
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2016
Common Stock, $0.001 par value	6,729,375

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,880,817	$6,924,079
Accounts receivable-trade, less allowance for doubtful accounts of $67,776 – 2016 and $74,997 – 2015	2,887,428	3,368,909
Accounts receivable-other	143,405	142,473
Inventories, net	10,308,127	10,661,766
Prepaid expenses	879,092	586,015
Total current assets	20,098,869	21,683,242

Furniture, fixtures and equipment	2,089,731	2,043,041
Less accumulated depreciation and amortization	1,120,624	978,855

	969,107	1,064,186

Intangible assets, net	426,084	410,261
Other assets	281,398	316,521

Total assets	$21,775,458	$23,474,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,422,837	$1,374,160
Accrued expenses	986,193	936,327
Derivative liabilities	50,520	67,053
Capital lease obligation-current	32,986	34,828
Deferred revenue-current	623,453	568,988
Income taxes payable	5,689	10,139

Total current liabilities	3,121,678	2,991,495

Long-term liabilities:
Capital lease obligation-long term	33,260	41,284
Deferred revenue-long term	1,752,275	1,685,891

Total liabilities	4,907,213	4,718,670

Commitments and contingencies

Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 5,311,999 – 2016 and 5,241,999 – 2015	5,312	5,242
Additional paid in capital	58,279,938	57,854,178
Treasury stock, at cost (shares: 63,518 – 2016 and 63,518 - 2015)	(2,157,226)	(2,157,226)
Accumulated deficit	(39,259,779)	(36,946,654)

Total stockholders’ equity	16,868,245	18,755,540

Total liabilities and stockholders’ equity	$21,775,458	$23,474,210

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months ended March 31,
	2016	2015
Product revenue	$4,203,595	$4,057,000
Other revenue	201,348	191,764

Total revenue	4,404,943	4,248,764
Cost of revenue	2,551,324	2,595,024

Gross profit	1,853,619	1,653,740
Selling, general and administrative expenses:
Research and development expense	808,854	743,343
Selling, advertising and promotional expense	922,992	843,886
Stock-based compensation expense	425,830	269,200
General and administrative expense	2,033,838	1,760,506

Total selling, general and administrative expenses	4,191,514	3,616,935

Operating loss	(2,337,895)	(1,963,195)

Interest income	8,992	5,315
Change in warrant derivative liabilities	16,533	165,722
Change in fair value of secured convertible notes payable	—	(4,434,383)
Secured convertible note payable issuance expenses	—	(59,876)
Other income (expense)	—	1,878
Interest expense	(755)	(126,173)

Loss before income tax expense	(2,313,125)	(6,410,712)
Income tax expense	—	—

Net loss	$(2,313,125)	$(6,410,712)

Net loss per share information:
Basic	$(0.44)	$(1.90)
Diluted	$(0.44)	$(1.90)

Weighted average shares outstanding:
Basic	5,246,148	3,371,008
Diluted	5,246,148	3,371,008

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2015	5,241,999	$5,242	$57,854,178	$(2,157,226)	$(36,946,654)	$18,755,540

Stock-based compensation	—	—	425,830	—	—	425,830

Restricted common stock grant	70,000	70	(70)	—	—	—

Net loss	—	—	—	—	(2,313,125)	(2,313,125)

Balance, March 31, 2016	5,311,999	$5,312	$58,279,938	$(2,157,226)	$(39,259,779)	$16,868,245

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,313,125)	$(6,410,712)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	152,018	161,977
Change in derivative liabilities	(16,533)	(165,722)
Change in fair value of secured convertible notes payable	—	4,434,383
Interest expense related to stock conversion	—	33,020
Stock based compensation	425,830	269,200
Provision for inventory obsolescence	137,989	189,003
Provision for doubtful accounts receivable	(7,221)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	488,702	(108,877)
Accounts receivable - other	(932)	50,967
Inventories	215,650	(1,551,340)
Prepaid expenses	(293,077)	(277,687)
Other assets	35,123	(43,171)
Increase (decrease) in:
Accounts payable	48,677	(474,681)
Accrued expenses	49,866	27,209
Income taxes payable	(4,450)	3
Deposits	—	(1,878)
Unearned income	120,849	195,148
Net cash used in operating activities	(960,634)	(3,673,158)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(46,690)	(121,418)
Additions to intangible assets	(26,072)	(13,440)
Release of restricted cash related to secured convertible note	—	1,500,000
Net cash provided by (used) in investing activities	(72,762)	1,365,142
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	—	1,554,662
Payments on capital lease obligation	(9,866)	(24,074)
Net cash provided by (used in) in financing activities	(9,866)	1,530,588
Net decrease in cash and cash equivalents	(1,043,262)	(777,428)
Cash and cash equivalents, beginning of period	6,924,079	3,049,716
Cash and cash equivalents, end of period	$5,880,817	$2,272,288
Supplemental disclosures of cash flow information:
Cash payments for interest	$755	$111,285
Cash payments for income taxes	$4,450	$8,197
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$70	$87
Conversion of secured convertible note into common stock	$—	$7,740,179

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “us” or “our”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; a miniature digital video system designed to be worn on an individual’s body; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. It has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc., MP Ally, LLC, and Medical Devices Ally, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, Medical Devices Ally, LLC was formed in July 2014 and MP Ally, LLC was formed in July 2015, both of which have been inactive since formation.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated note payable, approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities on their fair value basis.

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

Other revenue is comprised of revenues from extended warranties, repair services and the sale of scrap and excess raw material and component parts. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer.

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty on a straight line method.

Sales returns and allowances aggregated $78,287 and $313,376 for the three months ended March 31, 2016 and 2015, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $24,569 and $23,975 for the three months ended March 31, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $126,468 and $125,688 for the three months ended March 31, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2016 and 2015. There have been no penalties in the three months ended March 31, 2016 and 2015.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2016 and 2015.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2016 and 2015, sales by geographic area were as follows:

	Three months ended March 31,
	2016	2015
Sales by geographic area:
United States of America	$4,091,214	$4,209,076
Foreign	313,729	39,688
	$4,404,943	$4,248,764

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2016. Early adoption of ASU 2015-11 is permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This ASU was effective for the Company for the fiscal year beginning after January 1, 2016. The adoption of this standard did not have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $67,776 and $74,997 as of March 31, 2016 and December 31, 2015.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No international distributor individually exceeded 10% of total revenues for the three months ended March 31, 2016 and 2015. No individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2016. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2015, and totaled $312,451, or 10% of total accounts receivable, and was collected subsequent to March 31, 2015.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and from Asia. Although the Company obtains certain of these components from single source suppliers, the Company generally owns all tooling and management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced any significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw material and component parts	$3,533,295	$3,833,873
Work-in-process	239,277	134,641
Finished goods	7,875,955	7,895,663
Subtotal	11,648,527	11,864,177
Reserve for excess and obsolete inventory	(1,340,400)	(1,202,411)
Total	$10,308,127	$10,661,766

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $696,641 and $651,004 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 5. SECURED CONVERTIBLE NOTE PAYABLE, AND CAPITAL LEASE OBLIGATIONS

Secured Convertible Note Payable

On August 28, 2014, the Company completed a private placement to a single financial organization for a $4.0 million Secured Convertible Note (the “$4.0 million Secured Convertible Note”). The $4.0 million Secured Convertible Note bore interest at 6% per annum, payable quarterly, and was secured by all assets of the Company. Principal payments were not required until the sixth month after origination and continued ratably for the remaining 18-month term of the $4.0 million Secured Convertible Note. The principal and interest payments could be made through the payment of cash or in-kind by transferring unrestricted and fully registered shares in an amount equivalent to 80% of the volume weighted average trading price for the 20 consecutive trading days preceding the payment date. The $4.0 million Secured Convertible Note was convertible into shares of common stock at the holder’s option at a conversion price of $6.10 per share at any time it was outstanding. In addition, the Company could force conversion if the market price exceeded $12.20 per share for 20 consecutive trading days.

In connection with the private placement, the Company issued a warrant (the “Warrant”) exercisable to purchase 262,295 shares of common stock at $7.32 per share. The Warrant was exercisable immediately and expires August 28, 2019. The $4.0 million Secured Convertible Note and Warrant contain anti-dilution provisions and restrict the incurrence of additional secured indebtedness.

The Warrant was treated as a derivative liability for accounting purposes because of the anti-dilution and “down-round” provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the date the $4.0 million Secured Convertible Note was issued at $992,521.

On December 4, 2014, the holder of the $4.0 million Secured Convertible Note exercised its right to convert $36,600 of principal into 6,000 shares of common stock of the Company at the conversion price of $6.10 per share.

The holder of the $4.0 million Secured Convertible Note had no right to convert the Secured Convertible Notes or exercise the Warrants to the extent that such conversions or exercises would result in the holder being the beneficial owner in excess of 4.99% of the Company’s stock. In addition, the holder had no right to convert the $4.0 million Secured Convertible Note or exercise the Warrant if the issuance of shares of the common stock upon such conversion or exercise would breach the Company’s limitation under the applicable Nasdaq listing rule (the “Nasdaq Share Cap”). For these purposes the Nasdaq Share Cap limit applicable to such conversions or exercises of the $4.0 million Secured Convertible Note and the Warrant was based upon the aggregation of such instruments as one issuance and on the number of shares the Company had issued and outstanding when it issued the $2.0 Secured Convertible Note and related Warrant in March 2014. The Nasdaq Share Cap limitation would not apply if the Company’s shareholders approved issuances above the Nasdaq Share Cap.

The Company was required to maintain a minimum cash balance of not less than $1.5 million until such time as the Company satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note. Such Equity Conditions included the Company’s shareholders approving the issuance of shares above the Nasdaq Share Cap. The Company called a Special Meeting of Shareholders in which it sought approval from its shareholders for issuances of shares above the Nasdaq Share Cap. On February 13, 2015 its shareholders gave such approval. Upon such approval, the Company satisfied all of the “Equity Conditions,” which released all of the restrictions on cash balances.

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

On March 24, 2015 the holder exercised part of its Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. As of March 31, 2016, the remaining Warrant was exercisable to purchase 12,200 common shares and was recorded as a liability at its fair value in the amount of $50,520 on the Condensed Consolidated Balance Sheet.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:
2016 (period from April 1, 2016 to December 31, 2016)	$27,308
2017	34,298
2018	8,574
2019	—
2020 and thereafter	—
Total future minimum lease payments	70,180
Less amount representing interest	3,934
Present value of minimum lease payments	66,246
Less current portion	32,986
Capital lease obligations, less current portion	$33,260

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	March 31, 2016	December 31, 2015
Office furniture, fixtures and equipment	$382,928	$382,928
Less: accumulated amortization	(243,051)	(224,089)
Net furniture, fixtures and equipment	$139,877	$158,839

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$50,520	$50,520
	$-	$-	$50,520	$50,520

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$67,053	$67,053
	$-	$-	$67,053	$67,053

The following table represents the change in level 3 tier value measurements:

Warrant Derivative Liability
December 31, 2015	$67,053
Change in fair value	(16,533)
March 31, 2016	$50,520

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accrued warranty expense	$126,354	$159,838
Accrued sales commissions	70,000	100,295
Accrued payroll and related fringes	380,951	247,984
Accrued insurance	24,870	34,926
Accrued rent	214,136	224,393
Accrued sales returns and allowances	72,456	72,456
Other	97,426	96,435
	$986,193	$936,327

Accrued warranty expense was comprised of the following for the three months ended March 31, 2016:

2016
Beginning balance	$159,838
Provision for warranty expense	4,282
Charges applied to warranty reserve	(37,766)
Ending balance	$126,354

NOTE 8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2016 and 2015 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2016 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $18,820,000 and $18,105,000 as of March 31, 2016 and December 31, 2015, respectively.

The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At March 31, 2016, the Company had available approximately $32,860,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2036. In addition, the Company had research and development tax credit carryforwards approximating $1,796,000 available as of March 31, 2016, which expire between 2023 and 2035.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2036, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2016 and 2015 was $99,431 and $99,431, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2016 (period from April 1, 2016 to December 31, 2016)	330,019
2017	445,449
2018	451,248
2019	457,327
2020	154,131
$1,838,174

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,411 and $6,539 for the three months ended March 31, 2016 and 2015, respectively.

Litigation.

The Company is subject to various legal proceedings arising from normal business operations. Although there can be no assurances, based on the information currently available, management believes that it is probable that the ultimate outcome of each of the actions will not have a material adverse effect on the consolidated financial statement of the Company. However, an adverse outcome in certain of the actions could have a material adverse effect on the financial results of the Company in the period in which it is recorded.

On June 5, 2013, the Company filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. It had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In its complaint the Company alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. The Company amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The Company participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units the Company holds and future customer returned units exhibiting the same or similar failure. Dragoneye was be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 ($41,684 remaining at March 31, 2016) currently recorded in accounts payable to Dragoneye in five payments concurrent with the repair and return of units by Dragoneye. Furthermore, all of the remaining minimum contractual purchase requirements will be voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

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

In addition, the Company began proceedings to invalidate the ‘556 patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. The parties are currently briefing their respective positions to the Federal Circuit, and briefing is expected to be completed by approximately fourth quarter 2016, at which time oral argument will be scheduled by the Federal Circuit. The Company believes that Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

On June 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

The suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA) arising out of Utility’s employment of one of our employees in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we seek temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith”, and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The case is now in the discovery stage, which is scheduled to end May 29, 2016. However, the Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue its claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that TASER International, Inc. (“Taser”), one of our competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (“the ‘292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in our VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent respecting its ‘292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ‘452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of U.S. Patent No. 8,781,292 (the “ ‘292 Patent”), which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Taser, which tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ‘452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ‘452 and ‘292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Taser conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Taser bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Taser filed an answer that denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 and scheduling conferences are in process to set the trial schedule with the Court.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) under which it became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the 2015 through 2019 annual Tournament in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of March 31, 2016.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $41,258 and $36,830 for the three months ended March 31, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $425,830 and $269,200 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,475,000 shares of common stock. The 2005 Plan expired during 2015 with 28 shares reserved for awards which are now unavailable for issuance. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 5,002 shares remained available for grant under the various Plans as of March 31, 2016.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of March 31, 2016.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during 2016. Activity in the various Plans during the three months ended March 31, 2016 is reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	328,690	$20.43
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2016	328,690	$20.43
Exercisable at March 31, 2016	292,390	$22.54
Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2016.

At March 31, 2016, the aggregate intrinsic value of options outstanding was approximately $124,271, and the aggregate intrinsic value of options exercisable was approximately $69,266. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 was $-0-.

As of March 31, 2016, the unamortized portion of stock compensation expense on all existing stock options was $21,071, which will be recognized over the next 17 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2016:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	63,124	7.0 years	21,438	6.2 years
$4.00 to $6.99	37,625	6.5 years	43,886	6.7 years
$7.00 to $9.99	19,069	5.4 years	18,194	5.5 years
$10.00 to $12.99	52,808	1.2 years	52,808	1.2 years
$13.00 to $15.99	51,439	4.4 years	51,439	4.4 years
$16.00 to $18.99	1,250	1.2 years	1,250	1.2 years
$19.00 to $29.99	6,500	3.3 years	6,500	3.4 years
$30.00 to $55.00	96,875	1.7 years	96,875	1.7 years
	328,690	3.9 years	292,390	3.4 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2016 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2016	354,500	$8.43
Granted	70,000	5.94
Vested	(105,300)	(11.24)
Forfeited	—	—
Nonvested balance, March 31, 2016	319,200	$6.96

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2016, there were $1,552,495 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 48 months in accordance with the vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2015 (April 1, through December 31,)	30,600
2016	110,150
2018	104,050
2019	74,400

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the original issuance in 2011 and various extensions of the subordinated notes payable held by an individual until they were paid in July 2015, the $4.0 million Secured Convertible Note (see Note 5) and the July 2015 registered direct offering. The Warrants are immediately exercisable and allow the holders to purchase up to 1,599,290 shares of common stock at $7.32 to $16.50 per share. The Warrants expire from July 22, 2017 through January 22, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	1,599,290	$13.26
Granted	—	—
Exercised	—	—
Cancelled	—	—
Vested Balance, March 31, 2016	1,599,290	$13.26

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2016 and the weighted average remaining term is 40 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2016:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$7.32	12,200	3.4 years
$8.50	42,500	2.7 years
$13.43	659,824	1.3 years
$13.43	879,766	4.8 years
$16.50	5,000	4.3 years
	1,599,290	3.3 years

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Numerator for basic and diluted loss per share – Net loss	$(2,313,125)	$(6,410,712)

Denominator for basic loss per share – weighted average shares outstanding	5,246,148	3,371,008
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,246,148	3,371,008

Net loss per share:
Basic	$(0.44)	$(1.90)
Diluted	$(0.44)	$(1.90)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2016 and 2015, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

We experienced operating losses for all of the quarters during 2016 and 2015. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$4,404,943	$5,051,119	$5,096,088	$5,634,237	$4,248,764
Gross profit	1,853,619	1,563,647	2,039,774	3,092,194	1,653,740
Gross profit margin percentage	42.1%	31.0%	40.0%	54.9%	38.9%
Total selling, general and administrative expenses	4,191,514	4,264,176	4,180,559	3,909,156	3,616,935
Operating loss	(2,337,895)	(2,700,529)	(2,140,785)	(816,962)	(1,963,195)
Operating income percentage	(53.1)%	(53.5)%	(42.0)%	(14.5)%	(46.2)%
Net income (loss)	$(2,313,125)	$(2,963,629)	$(2,141,163)	$(792,388)	$(6,410,712)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from the timing of large individual orders and the traction gained by our newer products, such as the FirstVU HD, MicroVU HD, FleetVU and DVM-800. We reported an operating loss of $2,337,895 on revenues of $4,404,943 for first quarter 2016 compared to an operating loss of $2,700,529 on revenues of $5,051,119 for fourth quarter 2015, an operating loss of $2,140,785 on revenues of $5,096,088 for third quarter 2015, an operating loss of $816,962 on revenues of $5,634,237 for second quarter 2015, and an operating loss of $1,963,195 on revenues of $4,248,764 for first quarter 2015. Our revenues decreased in first quarter 2016 from fourth quarter 2015 and third quarter 2015. We attribute the decrease in part to a competitor, Taser, stating in one of its press releases that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Our gross margin percentage increased to 42.1% in first quarter 2016 from 31.0% in the fourth quarter 2015 and 40.8% in the third quarter 2015. During the third quarter 2015, we decided to upgrade the connectors contained in the camera cable assembly on our FirstVU HD product to improve functionality and reliability. This upgrade was applied to all deployed units in the field as well as in our inventory, which required us to rework the camera assemblies and scrap a portion of the original cable assembly. Scrap costs recognized in third and fourth quarter 2015 and first quarter of 2016 adversely affected our gross margins and other operating results. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third and fourth quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters. Our selling, general and administrative (“SG&A”) expenses were lower in the first quarter 2016 compared to fourth quarter 2015. The primary reason for the decreased SG&A expenses in first quarter 2016 compared to fourth quarter 2015 was higher stock option expense in fourth quarter 2015 for restricted stock granted to officers, directors and other employees during 2015. Our international revenues increased to $313,729 during first quarter 2016, compared to $39,688 during first quarter 2015.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in first quarter 2016 to $4,404,943 from $5,051,119 in fourth quarter 2015, $5,096,088 in third quarter 2015 and $5,634,237 in second quarter 2015. We believe the decline in revenues in the first quarter 2016, fourth quarter 2015 and third quarter 2015 was attributable in part to Taser stating in one of its press releases in 2015 that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Taser commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (the ” ’292 Patent”). A reexamination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ’292 Patent relates to the ‘automatic trigger” that allows our body camera and in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ’292 Patent is incorporated in our VuLink product which has been popular and consequently the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product and body-worn and in-car systems. Ultimately, the USPTO rejected Taser’s efforts and reconfirmed the validity of the ’292 patent on January 16, 2016 and we have filed suit alleging willful patent infringement against Taser and included claims of commercial bribery and other unfair trade practices. See Litigation for details. In addition, the first quarter has historically been the weakest quarter for revenues in each fiscal year.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s body-worn camera when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices including in-car and body-worn camera systems. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We are seeing a trend in which law enforcement agencies have recognized the value of our VuLink technology and are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Taser.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 62% of total sales for the three months ended March 31, 2016, compared to 54% for the comparable period ending March 31, 2015. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	Our gross margin percentage increased to 42.1% in first quarter 2016 from 31.0% in the fourth quarter 2015, and 40.0% in the third quarter 2015. Our lower gross margin over recent periods compared to our historical averages is primarily attributable to the camera cable connector upgrade implemented in the third and fourth quarter 2015 to our FirstVU HD product that caused us to rework our entire installed base of FirstVU HD’s and scrap a portion of the original cable assembly. This upgrade contributed to total scrap costs that adversely affected our fourth and third quarter 2015 gross margins and to a lesser extent first quarter 2016. Management believes the FirstVU HD connector upgrade implemented to all deployed units during the third quarter and fourth quarter 2015 will resolve the cable assembly issue and that gross margins should return to more normal levels in future quarters.

●	Our commercial event recorder revenues were lower in the first quarter 2016 compared to 2015. We believe this decline was caused by uncertain supply of the product due to certain component shortages. These supply chain issues have been resolved and we expect improvement in future quarters.

●	Our international revenues increased to $313,729 (7% of total revenues) during first quarter 2016, compared to $39,688 (1% of total revenues) during first quarter 2015. Our first quarter 2016 revenues marked the first increase over the prior period after a number of quarters of disappointing results. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

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

We are a party to operating leases, title sponsorship, and license agreements that represent commitments for future payments (described in Note 9 to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended March 31, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Cost of revenue	58%	61%

Gross profit	42%	39%
Selling, general and administrative expenses:
Research and development expense	18%	18%
Selling, advertising and promotional expense	21%	20%
Stock-based compensation expense	10%	6%
General and administrative expense	46%	41%

Total selling, general and administrative expenses	95%	85%

Operating loss	(53)%	(46)%
Change in fair value of secured notes payable	—%	(105)%
Change in warrant derivative liabilities	—%	4%
Other income and interest expense, net	—%	(4)%

Loss before income tax benefit	(53)%	(151)%
Income tax (provision)	—%	—%

Net loss	(53)%	(151)%

Net loss per share information:
Basic	$(0.44)	$(1.90)
Diluted	$(0.44)	$(1.90)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-500 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,295

DVM-440 Ultra	An all-weather mobile digital audio/video system that is designed for motorcycle, ATV and boat users mirror primarily for law enforcement customers.	$2,995

DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers.	$4,995

MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295

DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995.	$3,495

Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995

FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795

VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for first quarter 2016 and first quarter 2015 were derived from the following sources:

	Three months ended March 31,
	2016	2015
DVM-800	43%	33%
FirstVu HD and FirstVu	19%	21%
DVM-250 & DVM- 250 Plus	5%	11%
DVM-100 & DVM-400	5%	8%
DVM-500 Plus	4%	7%
DVM-750	3%	1%
VuLink	3%	2%
Laser Ally	1%	—%
Cloud service revenue	1%	—%
Repair and service	4%	2%
Accessories and other revenues	12%	15%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended March 31, 2016 compared to the three-months ended March 31, 2015. Our newer products, including the DVM-800 and the First VU HD, contributed 62% of total sales for the three months ended March 31, 2016, compared to 54% for the comparable period ending March 31, 2015. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2016.

Revenues for the three months ended March 31, 2016 and 2015 were $4,404,943 and $4,248,764, respectively, an increase of $156,179 (4%), due to the following factors:

●	Our revenues increased approximately 4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We believe the improvement is attributable to the increased attention to the benefits of video evidence caused by the civil unrest experienced in Ferguson, Missouri and other cities in the United States and the features of our newer products. We have had a large increase in inquiries, test and evaluation units for our FirstVU and DVM-800 products in our pilot programs for prospective clients since the events in Ferguson, Missouri and elsewhere and are hopeful these will culminate in sales as the potential customers evaluate our body-worn and in-car video camera solutions. We believe that there has been a shift in buying patterns of our customers to emphasize our products because of the transparency and accountability they provide to the general public.

●	Our average order size increased to approximately $2,800 in first quarter 2016 from $2,430 during first quarter 2015. We shipped one individual order in excess of $100,000, which was for $107,000, in the three months ended March 31, 2016, compared to three individual orders in excess of $100,000, for a total of $457,000 in revenue for the three months ended March 31, 2015. We maintained consistent retail pricing on our law enforcement mirror models during 2015 and do not plan any material changes in pricing during 2016, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 62% of total sales for the three months ended March 31, 2016, compared to 54% for the comparable period ending March 31, 2015. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	Our international revenues increased to $313,729 (7% of total revenues) during first quarter 2016, compared to $39,688 (1% of total revenues) during first quarter 2015. Our first quarter 2016 revenues marked the first increase over the prior period after a number of quarters of disappointing results. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended March 31, 2016 and 2015 was $2,551,324 and $2,595,024, respectively, a decrease of $43,700 (2%). The decrease in cost of goods sold is partially due to substantial production costs that were incurred in 2015 to hire and train new production personnel to launch a split production shift did not reoccur in 2016. Additionally, we encountered printed circuit board issues that dramatically increased rework on our FirstVU HD in 2015. Cost of sales as a percentage of revenues decreased to 58% during the three months ended March 31, 2016 compared to 61% for the three months ended March 31, 2015. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the remainder of 2016. We expect that our newer product offerings, in particular the DVM-800, VuLink and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of our current products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

We had $1,340,400 and $1,202,411 in reserves for obsolete and excess inventories at March 31, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $3,533,295 and $3,833,873 at March 31, 2016 and December 31, 2015, respectively, a decrease of $300,578 (8%). The decrease in raw materials and component parts is primarily attributable to the utilization of FirstVU HD boards in first quarter 2016 which were received in late fourth quarter 2015. Finished goods balances were $7,875,955 and $7,895,663 at March 31, 2016 and December 31, 2015, respectively, a decrease of $19,708 (less than 1%). Finished goods at March 31, 2016 consist primarily of the Laser Ally products and our DVM-800 and DVM-750 products for expected orders. The reserve for excess and obsolete inventory as a percent of total inventory balances increased to 11.5% as of March 31, 2016 compared to 10.1% at December 31, 2015. The increase in the inventory reserve is due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2016.

Gross Profit

Gross profit for the three months ended March 31, 2016 and 2015 was $1,853,619 and $1,653,740, respectively, an increase of $199,879 (12%). The increase is commensurate with the 4% increase in sales and the 2% decrease in cost of sales for the three months ended March 31, 2016 compared to March 31, 2015. Management expects that gross margins will continue to improve during the balance of 2016 primarily because the FirstVU HD connector upgrade program was concluded in the first quarter 2016. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,191,514 and $3,616,935 for the three months ended March 31, 2016 and 2015, respectively, an increase of $574,579 (16%). Overall selling, general and administrative expenses as a percentage of sales increased to 95% in first quarter 2016 compared to 85% in the same period in 2015. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2016	2015
Research and development expense	$808,854	$743,343
Selling, advertising and promotional expense	922,992	843,886
Stock-based compensation expense	425,830	269,200
Professional fees and expense	571,078	289,823
Executive, sales and administrative staff payroll	775,161	636,038
Other	687,599	834,645
Total	$4,191,514	$3,616,935

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $808,854 and $743,343 for the three months ended March 31, 2016 and 2015, respectively, an increase of $65,511 (9%). We employed a total of 27 engineers at March 31, 2016 compared to 23 engineers at March 31, 2015, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 18% for the three months ended March 31, 2016 and 2015. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $922,992 and $843,886 for the three months ended March 31, 2016 and 2015, respectively, an increase of $79,106 (9%). Salesmen salaries and commissions represent the primary components of these costs and were $796,524 and $718,198 for the three months ended March 31, 2016 and 2015, respectively, an increase of $78,326 (11%). The effective commission rate was 18.1% and 16.9% for the three months ended March 31, 2016 and 2015, respectively. We hired additional territory salesmen during the last half of 2015, which contributed to the increased effective commission rate for the three months ended March 31, 2016.

Promotional and advertising expenses totaled $126,468 during the three months ended March 31, 2016 compared to $125,688 during the three months ended March 31, 2015, an increase of $780 (1%).

Stock-based compensation expense. Stock based compensation expense totaled $425,830 and $269,200 for the three months ended March 31, 2016 and 2015, respectively, an increase of $156,630 (58%). The increase is primarily due to the amortization of the restricted stock granted during 2015 and 2016 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended March 31, 2016 compared to 2015. The total number of restricted shares granted and our market stock price was higher on the specific dates of the 2015 and 2016 stock grants compared to previous years, which increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $571,078 and $289,823 for the three months ended March 31, 2016 and 2015, respectively, an increase of $281,255 (97%). Professional fees during 2016 were related primarily to normal public company matters, intellectual property matters, board of director fees and litigation matters. The increase in professional fees and expenses in the first quarter 2016 compared to 2015 is primarily attributable to higher board of director fees and litigation expenses related to the Utility and Taser lawsuits. We expect litigation expense to trend higher during the remainder of 2016 as we pursue court awards and judgments in the Utility and Taser lawsuits. Management intends to pursue recovery from Utility, Taser, their insurers and other parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $775,161 and $636,038 for the three months ended March 31, 2016 and 2015, respectively, an increase of $139,123 (22%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support & marketing was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key executives received raises and bonuses after several years of salaries being frozen.

Other. Other selling, general and administrative expenses totaled $687,599 and $834,645 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $147,046 (18%). The decrease in other expenses in the first quarter 2016 compared to the first quarter 2015 is primarily attributable to decreased consulting, and contract labor expenses. We utilized consultants to help design, develop and launch a new corporate website in 2015. Additionally, we converted several associates who were contract labor in the technical support area in first quarter 2015 to full time associates as of first quarter 2016.

Operating Loss

For the reasons previously stated, our operating loss was $(2,337,895) and $(1,963,195) for the three months ended March 31, 2016 and 2015, respectively, a deterioration of $374,700 (19%). Operating loss as a percentage of revenues increased to 53% in 2016 from 46% in 2015.

Interest Income

Interest income increased to $8,992 for the three months ended March 31, 2016 from $5,315 in 2015.

Change in Warrant Derivative Liabilities

Detachable warrants to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes (“Secured Convertible Notes”) during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of March 31, 2016 and 2015. The warrant derivative liability balance was $2,186,214 and $67,053 as of December 31, 2014 and 2015, respectively,

The holder of the Secured Convertible Note exercised 212,295 of its Warrants on March 24, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $340,722 compared to the estimated warrant derivative balance. The resulting derivative balance of $1,769,467 was offset against the warrant derivative liability during the three months ended March 31, 2015. The changes in fair value of the warrant derivatives related to the unexercised warrants resulted in a loss of $175,000 for the three months ended March 31, 2015. The net change in warrant derivative liabilities resulted in a gain of $165,722 for the three months ended March 31, 2015.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $16,533 for the three months ended March 31, 2016. The warrant derivative liability balance was $50,520 as of March 31, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our $4.0 million Secured Convertible Note on its fair value basis. The holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal balance of the note into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion rate of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Accordingly, the total change in fair value of secured convertible notes payable was a $4,434,383 loss for the three months ended March 31, 2015, which was recognized in the Condensed Consolidated Statement of Operations.

The Secured Convertible Note Payable was fully converted in 2015 so there were no changes in fair value in 2016.

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended March 31, 2016 and 2015. Such costs totaled $0 and $59,876 at March 31, 2016 and 2015, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap.

Interest Expense

We incurred interest expense of $755 and $126,173 during the three months ended March 31, 2016 and 2015, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in eight separate tranches between February 13, 2015 and February 25, 2015.

We amortized to interest expense $0 and $33,112, representing the discount associated with the $2.5 million subordinated note during the three months ended March 31, 2016 and 2015, respectively and the remaining unamortized discount was $0 and $22,075 at March 31, 2016 and 2015, respectively.

Other Income (Expense)

Other income was $0 for the three months ended March 31, 2016 from $1,878 in 2015.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,313,125 and $6,410,712 for the three months ended March 31, 2016 and 2015, respectively, an improvement of $4,097,587 (64%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the three months ended March 31, 2016 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2016 because we remain in a three-year cumulative tax loss position. During 2016, we increased our valuation reserve on deferred tax assets by $715,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $32,860,000 of net operating loss carryforwards and $1,796,000 of research and development tax credit carryforwards as of March 31, 2016 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,313,125 and $6,410,712 for the three months ended March 31, 2016 and 2015, respectively, an improvement of $4,097,587 (64%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.44 and $1.90 for the three months ended March 31, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2016 and 2015 because of the net loss reported for each period.

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

After completion of the $12.0 million offering on July 22, 2015 and the full repayment of the $2.5 million principal amount of subordinated notes, we believe we have sufficient liquidity to support our operations for 2016. In addition, if the need arises, we may seek commercial credit facilities, including traditional bank borrowings, to improve our liquidity position and to finance growth opportunities or future capital needs that may arise.

We have warrants outstanding to purchase 1,599,290 shares of common stock at a weighted average exercise price $13.25 per share outstanding as of March 31, 2016. In addition, there are common stock purchase options outstanding covering 328,690 shares at an average price of $20.43 per share. The exercise of these common stock equivalents would provide us with an additional potential source of liquidity if and when they are exercised.

We had $5,880,817 of available cash and equivalents and net working capital of approximately $17.0 million as of March 31, 2016. Net working capital as of March 31, 2016 includes approximately $2.9 million of accounts receivable and $10.3 million of inventory.

Cash and cash equivalents balances: As of March 31, 2016, we had cash and cash equivalents with an aggregate balance of $5,880,817, a decrease from a balance of $6,924,079 at December 31, 2015. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,043,262 net decrease in cash during the three months ended March 31, 2016:

●	Operating activities:	$960,634 of net cash used in operating activities. Net cash used in operating activities was $960,634 and $3,763,158 for the three months ended March 31, 2016 and 2015, respectively, an improvement of $2,712,524. The improvement was primarily the result of our net loss being less in 2016 along with decreases in inventory, and accounts receivable, offset by increases in prepaid expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2016, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$72,762 of net cash used in investing activities. Cash used in investing activities was 72,762 for the three months ended March 31, 2016 compared to cash provided by investing activities of $1,365,142 for the three months ended March 31, 2015. In 2016, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In 2015, we incurred costs for new work stations and computers for recently hired associates. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital.

●	Financing activities:	$9,866 of net cash used in financing activities. Cash used in financing activities was $9,866 for the three months ended March 31, 2016 compared to cash provided by financing activities of $1,530,588 for the three months ended March 31, 2015. We received $1,554,662 of proceeds in first quarter 2015 from the exercise of stock warrants and options. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $1,043,262 to $5,880,817 for the three months ended March 31, 2016.

Commitments:

We had $5,880,817 of cash and cash equivalent balances and net positive working capital approximating $17.0 million as of March 31, 2016. Accounts receivable balances represented $2,887,428 of our net working capital at March 31, 2016. We intend to collect our outstanding receivables on a timely basis during 2016, which would help to provide positive cash flow to support our operations during the balance of 2016. Inventory represented $10,308,127 of our net working capital at March 31, 2016 and finished goods represented $7,875,955 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2016 by our sales activities, which should provide additional cash flow to help support our operations during 2016.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2016.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $99,431 for the three months ended March 31, 2016 and 2015. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2016(period from April 1, 2016 to December 31, 2016)	$330,019
2017	445,449
2018	451,248
2019	457,327
2020	154,131
$1,838,174

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,411 and $6,539 for the three months ended March 31, 2016 and 2015, respectively.

Following is a summary of our licenses as of March 31, 2016:

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

On June 5, 2013, the Company filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. It had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In its complaint the Company alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. The Company amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The Company participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units the Company holds and future customer returned units exhibiting the same or similar failure. Dragoneye was be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 ($41,684 remaining at March 31, 2016) currently recorded in accounts payable to Dragoneye in five payments concurrent with the repair and return of units by Dragoneye. Furthermore, all of the remaining minimum contractual purchase requirements will be voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

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

In addition, the Company began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ’556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. The parties are currently briefing their respective positions to the Federal Circuit, and briefing is expected to be completed by approximately fourth quarter 2016, at which time oral argument will be scheduled by the Federal Circuit. The Company believes that Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

On June 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ’556 Patent, of which Utility claims to be the holder.

The suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of one of our employees, in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we seek temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015 and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The case is now in the discovery stage, which is scheduled to end May 29, 2016. However, the Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue its claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of our competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the ” ’292 Patent”). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

The Company owns the ’292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ’292 Patent is incorporated in our VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ’292 Patent respecting its ’292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ’452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ’292 patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ’292 patent previously was subject to attack by Taser, who tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ’452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ’452 Patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ’452 and ’292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Taser conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Taser bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 and scheduling conferences are currently in process to set the trial schedule with the Court.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) under which it became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the 2015 through 2019 annual Tournament in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $173,335 relating to the 2015 Tournament during the year ended December 31, 2015. Such expense was included in sales and promotional expense in the Consolidated Statements of Operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company has not repurchased any shares under this program as of March 31, 2016.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $41,258 and $36,830 for the three months ended March 31, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $148,000 charged off as uncollectible on cumulative revenues of $170.1 million since we commenced deliveries during 2006. As of March 31, 2016 and December 31, 2015, we had provided a reserve for doubtful accounts of $67,776 and $74,997, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2016. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw material and component parts	$3,533,295	$3,833,873
Work-in-process	239,277	134,641
Finished goods	7,875,955	7,895,663
Subtotal	11,648,527	11,864,177
Reserve for excess and obsolete inventory	(1,340,400)	(1,202,411)
Total	$10,308,127	$10,661,766

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 11.5% of the gross inventory balance at March 31, 2016, compared to 10.1% of the gross inventory balance at December 31, 2015. We had $1,340,400 and $1,202,411 in reserves for obsolete and excess inventories at March 31, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $3,533,295 and $3,833,873 at March 31, 2016 and December 31, 2015, respectively, a decrease of $300,578 (8%). The decrease in raw materials and component parts is primarily attributable to the utilization of FirstVU HD boards in first quarter 2016 which were received in late fourth quarter 2015. Finished goods balances were $7,875,955 and $7,895,663 at March 31, 2016 and December 31, 2015, respectively, a decrease of $19,708 (less than 1%). Finished goods at March 31, 2016 consist primarily of the Laser Ally products, and our DVM 800 and DVM 750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix of our products which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2016.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.

We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $126,354 as of March 31, 2016 compared to $159,838 as of December 31, 2015. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2016.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 31, 2016 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2015, cumulative valuation allowances in the amount of $18,105,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $18,820,000 to fully reserve our deferred tax assets at March 31, 2016. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2016 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2016 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$50,520	$50,520
	$-	$-	$50,520	$50,520

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature however; we usually generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On June 5, 2013, the Company filed a lawsuit in the District Court of Johnson County, Kansas against Dragoneye. It had entered into a supply and distribution agreement with Dragoneye on May 1, 2010 under which we were granted the right to sell and distribute a proprietary law enforcement speed measurement device and derivatives to our customers under the trade name LaserAlly. The parties amended the agreement on January 31, 2012. In its complaint the Company alleged that Dragoneye breached the contract because it failed to maintain as confidential information our customer list; it infringed on our trademarks, including LaserAlly and Digital Ally; it tortiously interfered with our existing contracts and business relationships with our dealers, distributors, customers and trading partners; and it engaged in unfair competition and violated the Kansas Uniform Trade Secrets Statutes. The Company amended the complaint to include claims regarding alleged material defects in the products supplied under the agreement. The Company participated in a mediation of the lawsuit on August 12, 2015 and agreed to an omnibus resolution of the matter. The settlement includes the return of and repair free of charge of all LaserAlly units the Company holds and future customer returned units exhibiting the same or similar failure. Dragoneye was be allowed no more than 120 days from October 1, 2015 under which to repair all units, upgrade all units to current firmware release and to re-certify the units. The Company will remit the unpaid balance of approximately $191,000 ($41,684 remaining at March 31, 2016) currently recorded in accounts payable to Dragoneye in five payments concurrent with the repair and return of units by Dragoneye. Furthermore, all of the remaining minimum contractual purchase requirements will be voided. On August 25, 2015, the judge approved the parties’ joint stipulation of dismissal with prejudice, which finalized the settlement.

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

In addition, the Company began proceedings to invalidate the ’556 patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ’556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. The parties are currently briefing their respective positions to the Federal Circuit, and briefing is expected to be completed by approximately fourth quarter 2016, at which time oral argument will be scheduled by the Federal Circuit. The Company believes that Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

On June 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ’556 Patent, of which Utility claims to be the holder.

The suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of one of our employees, in violation of that employee’s Non-Competition and Confidentiality agreements with us. In addition to damages, we seek temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with our customers. On March 4, 2015, an initial hearing was held upon our request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The case is now in the discovery stage which is scheduled to expire May 29, 2016. However, the Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue our claims either through court trial or by summary judgment motions and the Company intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ’556 patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ’556 patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against us. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of our competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the ” ’292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

The Company owns the ’292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ’292 Patent is incorporated in our VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ’292 Patent respecting its ’292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ’452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ’292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ’292 Patent previously was subject to attack by Taser, who tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ’452 patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ’452 patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ’452 and ’292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Taser conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Taser bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 and scheduling conferences are currently in process to set the trial schedule with the Court.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—	—	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—
January 1 to 31, 2016	—	—	—	—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016	—	—	—	—

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

[2] The Stock Repurchase Program authorizes the repurchase of up to $2.5 million of common stock. No shares have been repurchased under this program as of March 31, 2016. The number of shares yet to be purchased is variable based upon the purchase price of the shares at the point in time they are acquired.

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

Date: May 11, 2016

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

