Form 10-Q/A
period 2016-03-31
DIGITAL ALLY INC
filed 2016-05-23
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2016
Common Stock, $0.001 par value	5,248,481

EXPLANATORY NOTE

Digital Ally, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 11, 2016, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the number of shares of the Registrant’s Common Stock outstanding as of May 11, 2016 was 6,729,375. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on May 11, 2016 was 5,248,481. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II – OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2016

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chairman, President and Chief Executive Officer

/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer