Form 10-Q
period 2016-06-30
DIGITAL ALLY INC
filed 2016-08-08
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2016
Common Stock, $0.001 par value	5,378,481

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2016

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,142,490	$6,924,079
Accounts receivable-trade, less allowance for doubtful accounts of $67,776 – 2016 and $74,997 – 2015	2,833,655	3,368,909
Accounts receivable-other	201,956	142,473
Inventories, net	9,706,182	10,661,766
Prepaid expenses	1,010,880	586,015

Total current assets	17,895,163	21,683,242

Furniture, fixtures and equipment	2,177,748	2,043,041
Less accumulated depreciation and amortization	1,253,744	978,855

	924,004	1,064,186
Intangible assets, net	450,148	410,261
Other assets	274,093	316,521

Total assets	$19,543,408	$23,474,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,432,727	$1,374,160
Accrued expenses	1,035,215	936,327
Derivative liabilities	29,238	67,053
Capital lease obligations-current	31,872	34,828
Deferred revenue-current	731,436	568,988
Income taxes payable	3,044	10,139

Total current liabilities	3,263,532	2,991,495

Long-term liabilities:
Capital lease obligations-less current portion	25,121	41,284
Deferred revenue- less current portion	1,896,358	1,685,891

Total liabilities	5,185,011	4,718,670

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 common stock shares authorized; shares issued: 0 – 2016 and 2015;	—	—
Common stock, $0.001 par value; 25,000,000 common stock shares authorized; shares issued: 5,441,999 – 2016 and 5,241,999 – 2015;	5,442	5,242
Additional paid in capital	58,635,044	57,854,178
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(42,124,863)	(36,946,654)

Total stockholders’ equity	14,358,397	18,755,540

Total liabilities and stockholders’ equity	$19,543,408	$23,474,210

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Product revenue	$4,131,905	$5,459,214	$8,307,980	$9,557,198
Other revenue	252,506	175,023	481,374	325,803

Total revenue	4,384,411	5,634,237	8,789,354	9,883,001
Cost of revenue	3,119,175	2,542,043	5,670,499	5,137,067

Gross profit	1,265,236	3,092,194	3,118,855	4,745,934
Selling, general and administrative expenses:
Research and development expense	813,150	783,880	1,622,004	1,527,223
Selling, advertising and promotional expense	1,003,507	932,407	1,926,499	1,776,293
Stock-based compensation expense	355,236	329,201	781,066	598,401
General and administrative expense	1,986,000	1,863,668	4,019,838	3,624,174

Total selling, general and administrative expenses	4,157,893	3,909,156	8,349,407	7,526,091

Operating loss	(2,892,657)	(816,962)	(5,230,552)	(2,780,157)

Interest income	7,198	2,828	16,190	8,143
Interest expense	(907)	(79,841)	(1,662)	(206,014)
Change in warrant derivative liabilities	21,282	116,061	37,815	281,783
Change in fair value of secured convertible notes payable	—	—	—	(4,434,383)
Secured convertible note payable issuance expenses	—	(14,474)	—	(74,350)
Other income (expense)	—	—	—	1,878

Loss before income tax expense	(2,865,084)	(792,388)	(5,178,209)	(7,203,100)
Income tax (expense) benefit	—	—	—	—

Net loss	$(2,865,084)	$(792,388)	$(5,178,209)	$(7,203,100)

Net loss per share information:
Basic	$(0.54)	$(0.20)	$(0.98)	$(1.94)
Diluted	$(0.54)	$(0.20)	$(0.98)	$(1.94)

Weighted average shares outstanding:
Basic	5,319,259	4,044,112	5,282,514	3,710,960
Diluted	5,319,259	4,044,112	5,282,514	3,710,960

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	Deficit	Total
Balance, December 31, 2015	5,241,999	$5,242	$57,854,178	$(2,157,226)	$(36,946,654)	$18,755,540

Stock-based compensation	—	—	781,066	—	—	781,066

Restricted common stock grant	200,000	200	(200)	—	—	—

Net loss	—	—	—	—	(5,178,209)	(5,178,209)
Balance, June 30, 2016	5,441,999	$5,442	$58,635,044	$(2,157,226)	$(42,124,863)	$14,358,397

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities:
Net loss	$(5,178,209)	$(7,203,100)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	295,813	328,703
Secured convertible note payable issuance expenses	—	74,350
Stock-based compensation	781,066	598,401
Change in derivative liabilities	(37,815)	(281,783)
Change in fair value of secured convertible note payable	—	4,434,383
Interest expense related to stock conversion	—	33,020
Provision for inventory obsolescence	266,479	321,121
Provision for doubtful accounts receivable	(7,221)	9,020
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	542,475	(703,355)
Accounts receivable - other	(59,483)	11,909
Inventories	689,105	(3,495,776)
Prepaid expenses	(424,865)	(605,868)
Other assets	42,428	(103,776)
Increase (decrease) in:
Accounts payable	58,567	125,138
Accrued expenses	98,888	287,037
Income taxes payable	(7,095)	3
Deposits	—	2,523
Unearned income	372,915	543,036

Net cash used in operating activities	(2,566,952)	(5,625,014)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(134,707)	(224,237)
Additions to intangible assets	(60,811)	(36,108)
Release of restricted cash related to secured convertible note	—	1,500,000

Net cash provided by (used in) investing activities	(195,518)	1,239,655

Cash Flows from Financing Activities:
Debt issuance expenses for secured convertible note payable	—	(74,350)
Principal payments on capital lease obligation	(19,119)	(52,958)
Proceeds from exercise of stock options and warrants	—	2,133,889

Net cash provided by (used in) financing activities	(19,119)	2,006,581

Net decrease in cash and cash equivalents	(2,781,589)	(2,378,778)
Cash and cash equivalents, beginning of period	6,924,079	3,049,716
Cash and cash equivalents, end of period	$4,142,490	$670,938

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,650	$162,046
Cash payments for income taxes	$7,095	$8,197

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$200	$139

Capital expenditures financed by capital lease obligations	$—	$102,624

Conversion of secured convertible note into common stock	$—	$7,740,834

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. It has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities on its fair value basis.

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product.

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its direct sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

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

Sales returns and allowances aggregated $123,703 and $221,683 for the three months ended June 30, 2016 and 2015, respectively, and $201,990 and $535,059 for the six months ended June 30, 2016 and 2015, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $21,650 and $23,236 for the three months ended June 30, 2016 and 2015, respectively, and $46,219 and $47,211 for the six months ended June 30, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $194,944 and $208,691 for the three months ended June 30, 2016 and 2015, respectively, and $321,412 and $334,379 for the six months ended June 30, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2016 and 2015. There have been no penalties in the six months ended June 30, 2016 and 2015.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the six months ended June 30, 2016 and 2015.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2016 and 2015, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales by geographic area:
United States of America	$4,371,180	$5,567,439	$8,462,394	$9,776,515
Foreign	13,231	66,798	326,960	106,486

	$4,384,411	$5,634,237	$8,789,354	$9,883,001

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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $67,776 as of June 30, 2016 and $74,977 as of December 31, 2015.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No distributor individually exceeded 10% of total revenues for the six months ended June 30, 2016 or June 30, 2015. Two individual customer receivable balances exceeded 10% of total accounts receivable at June 30, 2016, and totaled $660,136. No customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2015.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw material and component parts	$3,816,182	$3,833,873
Work-in-process	193,025	134,641
Finished goods	7,165,865	7,895,663

Subtotal	11,175,072	11,864,177
Reserve for excess and obsolete inventory	(1,468,890)	(1,202,411)

Total	$9,706,182	$10,661,766

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $698,153 and $651,004 as of June 30, 2016 and December 31, 2015, respectively.

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

On March 24, 2015 the holder exercised part of its Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. On April 9, 2015 the holder exercised part of its Warrant to purchase 37,800 shares of common stock with the change in value of the warrant derivative totaling $127,951 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in our stock price compared to the exercise price at the respective exercise date. As of June 30, 2016, the remaining Warrant was exercisable to purchase 12,200 common shares and was recorded as a liability at its fair value in the amount of $29,238 on the Condensed Consolidated Balance Sheet.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2016 (period from July 1, 2016 to December 31, 2016)	$17,149
2017	34,298
2018	8,574
2019	—
2020 and thereafter	—

Total future minimum lease payments	60,021
Less amount representing interest	3,028

Present value of minimum lease payments	56,993
Less current portion	31.872
Capital lease obligations, less current portion	$25,121

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	June 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$382,928	$382,928
Less: accumulated amortization	(262,013)	(224,089)
Net furniture, fixtures and equipment	$120,915	$158,839

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$29,238	$29,238
	$-	$-	$29,238	$29,238

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$67,053	$67,053
	$-	$-	$67,053	$67,053

The following table represents the change in level 3 tier value measurements:

Warrant Derivative Liability
December 31, 2015	$67,053

Change in fair value	(37,815)

June 30, 2016	$29,238

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accrued warranty expense	$276,347	$159,838
Accrued sales commissions	65,102	100,295
Accrued payroll and related fringes	279,634	247,984
Accrued insurance	71,548	34,926
Accrued rent	203,879	224,393
Accrued sales returns and allowances	58,108	72,456
Other	80,597	96,435

	$1,035,215	$936,327

Accrued warranty expense was comprised of the following for the six months ended June 30, 2016:

2016
Beginning balance	$159,838
Provision for warranty expense	200,672
Charges applied to warranty reserve	(84,163)
Ending balance.	$276,347

NOTE 8. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2016 and 2015 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2016 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $19,910,000 and $18,105,000 as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016, the Company had available approximately $34,803,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2036. In addition, the Company had research and development tax credit carryforwards approximating $1,796,000 available as of June 30, 2016, which expire between 2023 and 2036.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. The Company has also entered into month-to-month leases for equipment. Rent expense was $99,431 and $103,552 for the three months ended June 30, 2016 and 2015, respectively, and $198,862 and $202,983, for the six months ended June 30, 2016 and 2015, respectively. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2016 (period from July 1, 2016 to December 31, 2016)	$220,332
2017	445,449
2018	451,248
2019	457,327
2020	154,131
$1,728,487

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,250 and $6,777 for the three months ended June 30, 2016 and 2015, respectively, and $12,661 and $13,316 for the six months ended June 30, 2016 and 2015, respectively.

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

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 Patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ‘556 Patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of its mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 Patent would create liability for them for patent infringement. The Company rejects Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. The parties are briefing their respective positions to the Federal Circuit, and briefing is expected to be completed by approximately fourth quarter 2016, at which time oral argument will be scheduled by the Federal Circuit. The Company believes that Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO.

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

The suit also includes claims against Utility for tortious interference with contract and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of the Company’s employees, in violation of that employee’s Non-Competition and Confidentiality agreements with the Company. In addition to damages, the Company seeks temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016 and the jury trial is scheduled to commence in September 2016. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue the Company’s claims either through summary judgment motions prior to trial or the jury trial itself and it intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on June 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of the Company’s competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Taser, who tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ‘452 and ‘292 Patents.

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

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. The Company filed the suit in the U.S. District Court for the District of Kansas.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically and simultaneously activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to, a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of June 30, 2016.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $47,453 and $37,871 for the three months ended June 30, 2016 and 2015, respectively, and $88,711 and $74,700 for the six months ended June 30, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements which require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of June 30, 2016, the Company had advanced a total of $19,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is partially owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company pays the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas based upon the amount of sales generated by its activities. As of June 30, 2016, the Company has advanced a total of $56,201 pursuant to this agreement.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $355,236 and $329,201 for the three months ended June 30, 2016 and 2015, respectively and $781,006 and $598,401, for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company has adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,925,000 shares of common stock. The 2005 Plan expired during 2015 with 28 shares reserved for awards which are unavailable for issuance. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 285,002 shares remained available for grant under the various Plans as of June 30, 2016.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of June 30, 2016.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 40,000 stock options issued during 2016. Activity in the various Plans during the six months ended June 30, 2016 is reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	328,690	$20.43
Granted	40,000	3.92
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2016	368,690	$18.21
Exercisable at June 30, 2016	292,390	$22.54
Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three or six months ended June 30, 2016.

At June 30, 2016, the aggregate intrinsic value of options outstanding was approximately $36,604, and the aggregate intrinsic value of options exercisable was approximately $18,200. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2016 was $-0-.

As of June 30, 2016, the unamortized portion of stock compensation expense on all existing stock options was $127,532, which will be recognized over the next 14 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2016:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	103,124	8.0 years	21,438	5.9 years
$4.00 to $6.99	37,625	6.3 years	43,886	6.4 years
$7.00 to $9.99	19,069	5.2 years	18,194	5.2 years
$10.00 to $12.99	52,808	0.9 years	52,808	0.9 years
$13.00 to $15.99	51,439	4.2 years	51,439	4.2 years
$16.00 to $18.99	1,250	1.0 years	1,250	1.0 years
$19.00 to $29.99	6,500	3.1 years	6,500	3.1 years
$30.00 to $55.00	96,875	1.4 years	96,875	1.4 years
	368,690	4.3 years	292,390	3.2 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2016 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2016	354,500	$8.43
Granted	200,000	4.64
Vested	(117,300)	(11.43)
Forfeited	—	—
Nonvested balance, June 30, 2016	437,200	$5.89

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2016, there were $1,729,308 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 45 months in accordance with the vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2015 (April 1, through December 31,)	18,600
2016	175,150
2018	169,050
2019	74,400

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the subordinated notes payable held by an individual until they were paid in July 2015, the $4.0 million Secured Convertible Note (see Note 5) and the July 2015 registered direct offering. The Warrants are immediately exercisable and allow the holders to purchase up to 1,599,290 shares of common stock at $7.32 to $16.50 per share. The Warrants expire from July 22, 2017 through January 22, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	1,599,290	$13.26
Granted	—	—
Exercised	—	—
Cancelled	—	—
Vested Balance, June 30, 2016	1,599,290	$13.26

The total intrinsic value of all outstanding warrants aggregated $-0- as of June 30, 2016 and the weighted average remaining term is 37 months.

  The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of June 30, 2016:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$7.32	12,200	3.2 years
$8.50	42,500	2.4 years
$13.43	659,824	1.1 years
$13.43	879,766	4.6 years
$16.50	5,000	4.0 years
	1,599,290	3.1 years

NOTE 12. PREFERRED STOCK

The Company held its annual meeting of the shareholders (the “Annual Meeting”) on May 12, 2016. The shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of its capital stock that the Company may issue from 25,000,000 to 35,000,000, of which 25,000,000 shares classified as common stock and 10,000,000 classified as preferred stock. The newly authorized preferred stock has a par value of $0.001 per share. There has been no preferred shares issued as of June 30, 2016.

The Board of Directors is authorized, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The authority of the Board of Directors with respect to each series of Preferred Stock will include, but not be limited to, the rights to determine the following:

●	The number of shares constituting that series of Preferred Stock and the distinctive designation of that series, which may be a distinguishing number, letter or title;

●	The dividend rate on the shares of that series of Preferred Stock, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

●	Whether that series of Preferred Stock will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

●	Whether that series of Preferred Stock will have conversion privileges and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

●	Whether or not the shares of that series of Preferred Stock will be redeemable and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

●	Whether that series of Preferred Stock will have a sinking fund for the redemption or purchase of shares of that series and, if so, the terms and amount of such sinking fund;

●	The rights of the shares of that series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and any other relative rights, preferences and limitations of that series of Preferred Stock.

NOTE 13. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted income per share – Net loss	$(2,865,084)	$(792,388)	$(5,178,209)	$(7,203,100)

Denominator for basic loss per share – weighted average shares outstanding	5,319,259	4,044,112	5,282,514	3,710,960
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,319,259	4,044,112	5,282,514	3,710,960

Net income (loss) per share:
Basic	$(0.54)	$(0.20)	$(0.98)	$(1.94)
Diluted	$(0.54)	$(0.20)	$(0.98)	$(1.94)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2016 and 2015, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2014 and 2015 and the first six months of 2016; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our new products, and the degree to which the interest shown in our products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2016; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of a sale due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, FirstVU, First VU HD, DVM-250 and DVM-500 Plus products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Taser and WatchGuard will achieve their intended objectives; (34) whether Utility Associates will appeal the United States Patent Office (“USPTO”) final decision on the ‘556 Patent and if so, whether such appeal will be successful in whole or in part; (35) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Taser and Utility Associates respecting us, our products and customers; (36) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our DVM-500 and DVM-750, our original in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400, DVM-800 and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. Since 2011 we have launched the following new products: the FirstVU HD; DVM-800; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and the new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2016 and 2017. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2016 and 2015. The following is a summary of our recent operating results on a quarterly basis:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2015	2015	2015	2015
Total revenue	$4,384,411	$4,404,943	$5,051,119	$5,096,088	$5,634,237	$4,248,764
Gross profit	1,265,236	1,853,619	1,563,647	2,039,774	3,092,194	1,653,740
Gross profit margin percentage	28.9%	42.1%	31.0%	40.0%	54.9%	38.9%
Total selling, general and administrative expenses	4,157,893	4,191,514	4,264,176	4,180,559	3,909,156	3,616,935
Operating loss	(2,892,657)	(2,337,895)	(2,700,529)	(2,140,785)	(816,962)	(1,963,195)
Operating income percentage	(66.0)%	(53.1)%	(53.5)%	(42.0)%	(14.5)%	(46.2)%
Net loss	$(2,865,084)	$(2,313,125)	$(2,963,629)	$(2,141,163)	$(792,388)	$(6,410,712)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors including but not limited to: 1) the timing of large individual orders, 2) the traction gained by our newer products, such as the FirstVU HD and FleetVU, 3) production, quality and other supply chain issues affecting our cost of goods sold, and 4) litigation and related expenses related to outstanding lawsuits. We reported an operating loss of $2,892,657 on revenues of $4,384,411 for second quarter 2016 compared to an operating loss of $2,337,895 on revenues of $4,404,943 for first quarter 2016, an operating loss of $2,700,529 on revenues of $5,051,119 for fourth quarter 2015, an operating loss of $2,140,785 on revenues of $5,096,088 for third quarter 2015, and an operating loss of $816,962 on revenues of $5,634,237 for second quarter 2015.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in second quarter 2016 to $4,384,411 from $4,404,943 in first quarter 2016, $5,051,119 in fourth quarter 2015, $5,096,088 in third quarter 2015 and $5,634,237 in second quarter 2015. We believe the decline in revenues in the last four quarters was attributable in part to Taser stating in one of its press releases in 2015 that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Taser commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (the ” ‘292 Patent”). A reexamination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ‘292 Patent relates to the ‘automatic trigger” that allows our body camera and in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ‘292 Patent is incorporated in our popular VuLink product. We believe the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product and body-worn and in-car systems. Ultimately, the USPTO rejected Taser’s efforts and reconfirmed the validity of the ‘292 patent on January 16, 2016 and we have filed suit alleging willful patent infringement against Taser and included claims of commercial bribery and other unfair trade practices. See Litigation for details. However, we continue to suffer from the ongoing perception issues and confusion caused by Taser’s misleading press release and the reexamination of our patent commenced by Taser with the USPTO regardless of the fact the USPTO ultimately rejected Taser’s efforts.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s body-worn camera when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices including in-car and body-worn camera systems. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We see a trend in which law enforcement agencies have recognized the value of our VuLink technology and seek information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Taser.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 62% of total sales for the six months ended June 30, 2016, compared to 55% for the comparable period ending June 30, 2015. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	During the second quarter 2016, the Company became aware of workmanship issues on the printed circuit boards (“PCB boards”) used in its FirstVU HD product which resulted in a higher failure rate. The workmanship problems resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory, as well as deployed units in the field that had to be replaced. The PCB boards were supplied by a contract manufacturer that did not follow the Company’s specifications regarding the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. The contract manufacturer is correcting its process and quality control procedures to eradicate this issue. The Company has incurred total charges to cost of sales approximating $650,000 during the three months ended June 30, 2016 related to this issue. These charges result from the disassembly of the FirstVU HD, inspection of all PCB boards and replacement of PCB boards exhibiting contamination issues. We are in process of requesting and receiving deployed units from the field for disassembly and inspection in order to identify contaminated PCB boards for replacement purposes. Management believes the FirstVU HD connector upgrade program that effected previous quarters’ gross margins has been completed and the estimated total costs associated with the workmanship issues on PCB boards that resulted in higher failure rates in the second quarter 2016 have been accrued and charged to cost of sales as of June 30, 2016. Therefore, management believes that gross margins should return to more normal levels in future quarters.

●	Our commercial event recorder revenues were lower in the six months ended June 30, 2016 compared to 2015. We believe this decline was caused by uncertain supply of the product due to certain component shortages. These supply chain issues have been resolved and we expect improvement in future quarters. We are actively pursuing other commercial market channels for all of our products, in particular our FirstVU HD which we believe can be utilized in various non-law enforcement applications.

●	Our international revenues increased to $326,960 (4% of total revenues) during the six months ended June 30, 2016, compared to $106,486 (1% of total revenues) during the six months ended June 30, 2015. Our first quarter 2016 revenues marked the first increase over the prior period after a number of quarters of disappointing results. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Off-Balance Sheet Arrangements

Balance Sheet Arrangements

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

For the Three Months Ended June 30, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2016	2015
Revenue	100%	100%
Cost of revenue	71%	45%

Gross profit	29%	55%
Selling, general and administrative expenses:
Research and development expense	19%	14%
Selling, advertising and promotional expense	23%	16%
Stock-based compensation expense	8%	6%
General and administrative expense	45%	33%

Total selling, general and administrative expenses	95%	69%

Operating loss	(66%)	(14%)
Other income and interest expense, net	1%	—%

Loss before income tax benefit	(65%)	(14%)
Income tax benefit	—%	—%

Net loss	(65%)	(14%)

Net loss per share information:
Basic	$(0.54)	$(0.20)
Diluted	$(0.54)	$(0.20)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price

DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295

MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295

DVM-800	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495

Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through or our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for the second quarters of 2016 and 2015 were derived from the following sources:

	Three months ended June 30,
	2016	2015
DVM-800	47%	34%
FirstVU HD	15%	21%
DVM-750	9%	1%
DVM- 250 Plus	9%	11%
VuLink	2%	—%
DVM-100 & 400	1%	8%
Cloud service revenue	1%	—%
DVM-500 Plus	—%	9%
Repair and service	5%	3%
Accessories and other revenue	11%	13%
	100%	100%

We experienced a change in the sales mix of our products for the three months ended June 30, 2016 compared to the three-months ended June 30, 2015. Our newer products, including the DVM-800 and the First VU HD, contributed 62% of total sales for the three months ended June 30, 2016, compared to 55% for the comparable period ending June 30, 2015. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2016.

Revenues for the three months ended June 30, 2016 and 2015 were $4,384,411 and $5,634,237, respectively, a decrease of $1,249,826 (22%), due to the following factors:

●	Our revenues decreased approximately 22% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We attribute the decrease to ongoing confusion caused by Taser’s misleading press release regarding our patents combined with slower FirstVU HD sales while we resolve the PCB board contamination issues. We expect FirstVU HD sales to recover during the remainder of 2016 as we resolve the PCB board contamination matter and we prosecute the patent lawsuits against Taser and WatchGuard. We believe the VuLink product differentiates our product offerings from our competitors and customers will become more familiar with our patented “auto-activation” technology.

●	Our average order size decreased to approximately $2,960 in second quarter 2016 from $3,125 during second quarter 2015. We shipped four individual orders in excess of $100,000, totaling $1,352,000 in the three months ended June 30, 2016, compared to seven individual orders in excess of $100,000, for a total of $1,297,000 in revenue for the three months ended June 30, 2015. We maintained consistent retail pricing on our law enforcement mirror models during 2015 and do not plan any material changes in pricing during 2016, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 62% of total sales for the three months ended June 30, 2016, compared to 55% for the comparable period ending June 30, 2015. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	Our international revenues decreased to $13,231 (less than 1% of total revenues) during second quarter 2016, compared to $66,798 (1% of total revenues) during second quarter 2015. Our second quarter 2016 international revenues were disappointing and were less than those of the first quarter 2016. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the three months ended June 30, 2016 and 2015 was $3,119,175 and $2,542,043, respectively, an increase of $577,132 (23%). The increase in cost of goods sold is primarily due to workmanship issues on the PCB boards for our FirstVU HD product that we became aware of during second quarter 2016. The workmanship issues resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory as well as deployed units in the field. The PCB boards were supplied by a contract manufacturer that did not follow our specifications regarding the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. The contract manufacturer is in process of correcting its process and quality control procedures to eradicate this issue.

The Company has incurred total charges to cost of sales approximating $650,000 during the three months ended June 30, 2016 related to this issue. These charges result from the disassembly of the FirstVU HD, inspection of all PCB boards and replacement of PCB boards exhibiting contamination issues. We are requesting and receiving deployed units for disassembly and inspection in order to identify contaminated PCB boards for replacement purposes. This process was not complete as of June 30, 2016, therefore we have increased our warranty reserves to accommodate such future costs, although there is no assurance that we have identified the complete population of potentially contaminated PCB boards and estimated cost to complete the process. We will negotiate with the contract manufacturer responsible for the workmanship issues for reimbursement of some portion of the costs; however, it is too early to estimate the potential recovery, if any, from the ultimate resolution of this matter. Any recovery of costs will be recorded when it is agreed to by the parties and collection is assured. Additionally, we scrapped approximately $350,000 of cable assemblies and older versions of our products in the second quarter 2016, which also increased our cost of revenues.

Cost of sales as a percentage of revenues increased to 71% during the three months ended June 30, 2016 compared to 45% for the three months ended June 30, 2015. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the remainder of 2016; however, efficiently handling the PCB board contamination issue will be a significant factor in reaching our 40% goal. We expect that our newer product offerings, in particular the DVM-800, VuLink and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of our current products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.

We had $1,468,890 and $1,202,411 in reserves for obsolete and excess inventories at June 30, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $3,816,182 and $3,833,873 at June 30, 2016 and December 31, 2015, respectively, a decrease of $17,691 (less than 1%). Finished goods balances were $7,165,865 and $7,895,663 at June 30, 2016 and December 31, 2015, respectively, a decrease of $729,798 (9%). The decrease in finished goods was primarily in DVM-750 and FirstVU HD products. Finished goods at June 30, 2016 consist primarily of the Laser Ally products, and our DVM 750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the established reserves are appropriate given our inventory levels at June 30, 2016.

Gross Profit

Gross profit for the three months ended June 30, 2016 and 2015 was $1,265,236 and $3,092,194, respectively, a decrease of $1,826,958 (59%). The decrease is commensurate with the 22% decrease in revenues for the three months ended June 30, 2016 and cost of sales as a percentage of revenues increasing to 71% during the three months ended June 30, 2016 from 45% for the six months ended June 30, 2015. We believe the workmanship issues with the PCB boards will be corrected by the contract manufacturer and that we have properly reserved for the expected costs associated with the contaminated PCB boards. However, there is no assurance that we have identified the complete population of potentially contaminated PCB boards and the associated costs to complete the process. We believe that gross margins will improve during the balance of 2016 as we resolve the workmanship and other issues affecting our FirstVU HD product during recent quarters, including the PCB contamination issue addressed in the second quarter 2016. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,157,893 and $3,909,156 for the three months ended June 30, 2016 and 2015, respectively, an increase of $248,737 (6%). Overall selling, general and administrative expenses as a percentage of sales increased to 95% in 2016 compared to 69% in the same period in 2015. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2016	2015
Research and development expense	$813,150	$783,880
Selling, advertising and promotional expense	1,003,507	932,407
Stock-based compensation expense	355,236	329,201
Professional fees and expense	484,254	430,809
Executive, sales and administrative staff payroll	843,598	634,128
Other	658,148	798,731
Total	$4,157,893	$3,909,156

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $813,150 and $783,880 for the three months ended June 30, 2016 and 2015, respectively, an increase of $29,270 (4%). We employed a total of 31 engineers at June 30, 2016 compared to 24 engineers at June 30, 2015, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 19% for the three months ended June 30, 2016 compared to 14% for the three months ended June 30, 2015. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,003,507 and $932,407 for the three months ended June 30, 2016 and 2015, respectively, an increase of $71,100 (8%). Salesman salaries and commissions represents the primary components of these costs and were $808,563 and $723,716 for the three months ended June 30, 2016 and 2015, respectively, an increase of $84,847 (12%). The effective commission rate was 18.4% and 12.8% for the three months ended June 30, 2016 and 2015, respectively. We hired additional territory salesmen during the last half of 2015, which contributed to the increased effective commission rate for the three months ended June 30, 2016.

Promotional and advertising expenses totaled $194,944 during the three months ended June 30, 2016 compared to $208,691 during the three months ended June 30, 2015, a decrease of $13,747 (7%).

Stock-based compensation expense. Stock based compensation expense totaled $355,236 and $329,201 for the three months ended June 30, 2016 and 2015, respectively, an increase of $26,035 (8%). The increase is primarily due to the amortization of the restricted stock granted during 2015 and 2016 to our officers and other employees that had the effect of increasing the stock compensation expense for the three months ended June 30, 2016 compared to 2015. The total number of restricted shares granted and our market stock price was higher on the specific dates of the 2015 and 2016 stock grants compared to previous years, which increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $484,254 and $430,809 for the three months ended June 30, 2016 and 2015, respectively, an increase of $53,445 (12%). The increase in professional fees and expenses for the three months ended June 30, 2016 compared to 2015 is primarily attributable to higher litigation expenses related to the Utility, Taser and WatchGuard lawsuits. We expect litigation expense to trend higher during the remainder of 2016 as we commence our jury trial in the Utility lawsuit and discovery activities in the Taser and WatchGuard lawsuits. Management intends to pursue recovery from Utility, Taser, WatchGuard, their insurers and other parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $843,598 and $634,128 for the three months ended June 30, 2016 and 2015, respectively, an increase of $209,470 (33%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical and marketing support was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key executives received raises and bonuses after several years of salaries being frozen.

Other. Other selling, general and administrative expenses totaled $658,148 and $798,731 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $140,583 (18%). The decrease in other expenses for the three months ended June 30, 2016 compared to 2015 is primarily attributable to decreased consulting, and contract labor expenses. We utilized consultants to help design, develop and launch a new corporate website in 2015. Additionally, we converted several associates who were contract labor in the technical support area in second quarter 2015 to full time employees as of second quarter 2016.

Operating Loss

For the reasons previously stated, our operating loss was $2,892,657 and $816,962 for the three months ended June 30, 2016 and 2015, respectively, a deterioration of $2,075,695 (254%). Operating loss as a percentage of revenues increased to 66% in 2016 from 14% in 2015.

Interest Income

Interest income increased to $7,198 for the three months ended June 30, 2016 from $2,828 in 2015.

Interest Expense

We incurred interest expense of $907 and $79,841 during the three months ended June 30, 2016 and 2015, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in first quarter 2015.

We amortized to interest expense $0 and $22,075, representing the discount associated with the $2.5 million subordinated note during the three months ended June 30, 2016 and 2015, respectively and the remaining unamortized discount was $0 at June 30, 2016 and 2015, respectively.

Change in Warrant Derivative Liabilities

Detachable warrants to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes (the “Secured Convertible Notes”) during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of June 30, 2016 and 2015. The warrant derivative liability balance was $2,186,214 and $67,053 as of December 31, 2014 and 2015, respectively,

The holder of the Secured Convertible Note exercised 37,800 of its Warrants on April 9, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $127,951 compared to the estimated warrant derivative balance. The resulting derivative balance of $447,361 was offset against the warrant derivative liability during the three months ended June 30, 2015. The changes in fair value of the warrant derivatives related to the unexercised warrants resulted in a loss of $11,890 for the three months ended June 30, 2015. The net change in warrant derivative liabilities resulted in a gain of $116,061 for the three months ended June 30, 2015.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $21,282 for the three months ended June 30, 2016. The warrant derivative liability balance was $29,238 as of June 30, 2016.

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended June 30, 2016 and 2015. Such costs totaled $0 and $14,474 at June 30, 2016 and 2015, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,865,084 and $792,388 for the three months ended June 30, 2016 and 2015, respectively, a deterioration of $2,072,696 (262%).

Income Tax Benefit

We recorded no income tax expense related to our income for the three months ended June 30, 2016 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2016 because we remain in a three-year cumulative tax loss position. During 2016, we increased our valuation reserve on deferred tax assets by $1,805,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $34,803,000 of net operating loss carryforwards and $1,796,000 of research and development tax credit carryforwards as of June 30, 2016 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,865,084 and $792,388 for the three months ended June 30, 2016 and 2015, respectively, a deterioration of $2,072,696 (262%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.54 and $0.20 for the three months ended June 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2016 and 2015 because of the net loss reported for each period.

For the Six Months Ended June 30, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2016	2015
Revenue	100%	100%
Cost of revenue	65%	52%

Gross profit	35%	48%
Selling, general and administrative expenses:
Research and development expense	18%	15%
Selling, advertising and promotional expense	22%	18%
Stock-based compensation expense	9%	6%
General and administrative expense	46%	37%

Total selling, general and administrative expenses	95%	76%

Operating loss	(60%)	(28%)
Change in fair value of secured notes payable	—%	(45%)
Change in warrant derivative liabilities	1%	3%
Other income and interest expense, net	—%	(3%)

Loss before income tax benefit	(59%)	(73%)
Income tax benefit	—%	—%

Net loss	(59%)	(73%)

Net loss per share information:
Basic	$(0.98)	$(1.94)
Diluted	$(0.98)	$(1.94)

Revenues for the six months ended 2016 and 2015, respectively, were derived from the following sources:

	Six months ended June 30,
	2016	2015
DVM-800	45%	34%
FirstVU HD	17%	21%
DVM-250 Plus	7%	11%
DVM-750	6%	1%
DVM-100 & DVM-400	3%	7%
DVM-500 Plus	2%	8%
VuLink	2%	—%
Cloud service revenue	1%	—%
Repair and service	5%	2%
Accessories and other revenues	12%	16%
	100%	100%

We experienced a change in the sales mix of our products for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our newer products, including the DVM-800 and the First VU HD, contributed 62% of total sales for the three months ended June 30, 2016, compared to 55% for the comparable period ending June 30, 2015. We expect the sales mix will continue to transition from the DVM-500 Plus and DVM -750 product lines to the newer products during the remainder of 2016.

Revenues for the six months ended June 30, 2016 and 2015 were $8,789,354 and $9,883,001, respectively, a decrease of $1,093,647 (11%), due to the following factors:

●	Our revenues decreased approximately 11% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We attribute the decrease to ongoing confusion caused by Taser’s misleading press release regarding our patents combined with slower FirstVU HD sales while we resolve the PCB board contamination issues. We expect FirstVU HD sales to recover during the remainder of 2016 as we resolve the PCB board contamination matter and we prosecute the patent lawsuits against Taser and WatchGuard. We believe the VuLink product differentiates our product offerings from our competitors and customers will become more familiar with our patented “auto-activation” technology.

●	We shipped five individual orders in excess of $100,000, for a total of $1,458,000 in revenue for the six months ended June 30, 2016 compared to eleven individual orders in excess of $100,000, for a total of $1,755,000 in revenue for the six months ended June 30, 2015. Our average order size increased to approximately $2,850 in the six months ended June 30, 2016 from $2,785 during the six months ended June 30, 2015.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 62% of total sales for the six months ended June 30, 2016, compared to 55% for the comparable period ending June 30, 2015. We expect the sales mix will continue to migrate from the DVM 500-Plus and DVM-750 product lines to the newer products in 2016.

●	Our international revenues increased to $326,960 (4% of total revenues) during the six months ended June 30, 2016, compared to $106,486 (1% of total revenues) during the six months ended June 30, 2015. Our first quarter 2016 revenues marked the first increase over the prior period after a number of quarters of disappointing results. We have provided bids to a number of international customers; however, international sale cycles generally take longer than domestic business. We also believe that our new products may appeal to international customers, in particular the DVM-800 and FirstVU HD, although we can make no assurances in this regard.

Cost of Revenue

Cost of revenue on units sold for the six months ended June 30, 2016 and 2015 was $5,670,499 and $5,137,067, respectively, an increase of $533,432 (10%). The increase in cost of goods sold is primarily due to the connector upgrade program which effected previous quarters and the workmanship issues on our PCB boards affecting the FirstVU HD product that we became aware of during second quarter 2016. The workmanship issues resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory as well as deployed units in the field. The PCB boards were supplied by a contract manufacturer that did not follow our specifications regarding the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. The contract manufacturer is in process of correcting its process and quality control procedures to eradicate this issue.

We have incurred total charges to cost of sales approximating $650,000 during the six months ended June 30, 2016 related to this issue. These charges result from the disassembly of the FirstVU HD, inspection of all PCB boards and replacement of PCB boards exhibiting contamination issues. We are in process of requesting and receiving deployed units for disassembly and inspection in order to identify contaminated PCB boards for replacement purposes. This process was not complete as of June 30, 2016, therefore we have increased our warranty reserves to accommodate such future costs, although there is no assurance that we have identified the complete population of potentially contaminated PCB boards and estimated cost to complete the process. We will negotiate with the contract manufacturer responsible for the workmanship issues for reimbursement of some portion of the costs; however, it is too early to estimate the potential recovery, if any, from the ultimate resolution of this matter. Any recovery of costs will be recorded at the point in time it is agreed to by the parties and collection is assured. Additionally, we scrapped approximately $800,000 of cable assemblies and older versions of our products in the six months ended June 30, 2016, which also increased our cost of revenues.

Cost of sales as a percentage of revenues increased to 65% during the six months ended June 30, 2016 compared to 52% for the six months ended June 30, 2015. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the remainder of 2016; however, efficiently handling the PCB board contamination issue will be a significant factor in in reaching our 40% goal. We expect that our newer product offerings, in particular the DVM-800, VuLink and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of our current products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers. We rely on our subcontractors to produce finished circuit boards that represent the primary components of our products, thereby reducing our need to purchase capital equipment.

Gross Profit

Gross profit for the six months ended June 30, 2016 and 2015 was $3,118,855 and $4,745,934, respectively, a decrease of $1,627,079 (34%). The decrease is commensurate with the 11% decrease in revenues for the six months ended June 30, 2016 and cost of sales as a percentage of revenues increasing to 65% during the six months ended June 30, 2016 from 52% for the six months ended June 30, 2015. We believe the workmanship issues with the PCB boards will be corrected by the contract manufacturer and that we have properly reserved for the expected costs associated with the contaminated PCB boards. However, there is no assurance that we have identified the complete population of potentially contaminated PCB boards and the associated costs to complete the process. We believe that gross margins will improve during the balance of 2016 because we have identified the workmanship and other issues affecting our FirstVU HD product during recent quarters, including the PCB contamination issue addressed in the second quarter 2016. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,349,407 and $7,526,091 for the six months ended June 30, 2016 and 2015, respectively, an increase of $823,316 (11%). Selling, general and administrative expenses as a percentage of sales increased to 95% in 2016 compared to 76% in 2015. The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2016	2015
Research and development expense	$1,622,004	$1,527,223
Selling, advertising and promotional expense	1,926,499	1,776,293
Stock-based compensation expense	781,066	598,401
Professional fees and expense	1,055,332	720,632
Executive, sales and administrative staff payroll	1,618,759	1,270,166
Other	1,345,747	1,633,376
Total	$8,349,407	$7,526,091

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,622,004 and $1,527,223 for the six months ended June 30, 2016 and 2015, respectively, an increase of $94,781 (6%). We employed a total of 31 engineers at June 30, 2016 compared to 24 engineers at June 30, 2015, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 18% for the six months ended June 30, 2016 compared to 15% for the six months ended June 30, 2015. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,926,499 and $1,776,293 for the six months ended June 30, 2016 and 2015, respectively, an increase of $150,206 (8%). Salesman salaries and commissions represent the primary components of these costs and were $1,605,087 for the six months ended June 30, 2016 compared to $1,441,914 for the six months ended June 30, 2015, an increase of $163,173 (11%). The overall effective commission rate was 18.3% and 14.6% for six months ended June 30, 2016 and June 30, 2015, respectively. We hired additional territory salesmen during the last half of 2015, which contributed to the increased effective commission rate for the six months ended June 30, 2016.

Promotional and advertising expenses totaled $321,412 during the six months ended June 30, 2016 compared to $334,379 during the six months ended June 30, 2015, a decrease of $12,967 (4%).

Stock-based compensation expense. Stock based compensation expense totaled $781,066 and $598,401 for the six months ended June 30, 2016 and 2015, respectively, an increase of $182,665 (31%). The increase is primarily due to the amortization of the restricted stock granted during 2015 and 2016 to our officers and other employees that had the effect of increasing the stock compensation expense for the six months ended June 30, 2016 compared to 2015. The total number of restricted shares granted and our market stock price was higher on the specific dates of the 2015 and 2016 stock grants compared to previous years, which increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $1,055,332 and $720,632 for the six months ended June 30, 2016 and 2015, respectively, an increase of $334,700 (46%). The increase in professional fees and expenses in the six months ended June 30, 2016 compared to 2015 is primarily attributable to higher board of directors’ fees and litigation expenses related to the Utility, Taser, and WatchGuard lawsuits. We expect litigation expense to trend higher during the remainder of 2016 as we commence our jury trial in the Utility lawsuit and discovery activities in the Taser and WatchGuard lawsuits. Management intends to pursue recovery from Utility, Taser, WatchGuard, their insurers and other parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,618,759 and $1,270,166 for the six months ended June 30, 2016 and 2015, respectively, an increase of $348,593 (27%). This increase is primarily attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical and marketing support was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key executives received raises and bonuses after several years of salaries being frozen.

Other. Other selling, general and administrative expenses totaled $1,345,747 and $1,633,376 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $287,629 (18%). The decrease in other expenses in the six months ended June 30, 2016 compared to 2015 is primarily attributable to decreased consulting, and contract labor expenses. We utilized consultants to help design, develop and launch a new corporate website in 2015. Additionally, we converted several associates who were contract labor in the technical support area in 2015 to full time employees in 2016.

Operating Loss

For the reasons previously stated, our operating loss was $(5,230,552) and ($2,780,157) for the six months ended June 30, 2016 and 2015, respectively a deterioration of $2,450,395 (88%). Operating loss as a percentage of revenues increased to 60% for the first six months of 2016 from 28% for the same period in 2015.

Interest Income

Interest income increased to $16,190 for the six months ended June 30, 2016 from $8,143 in 2015.

Interest Expense

We incurred interest expense of $1,662 and $206,014 during the six months ended June 30, 2016 and 2015, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in the first quarter 2015.

We amortized to interest expense $0 and $55,187, representing the discount associated with the $2.5 million subordinated note during the six months ended June 30, 2016 and 2015, respectively and the remaining unamortized discount was $0 at June 30, 2016 and 2015.

Change in Warrant Derivative Liabilities

Detachable warrants to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of June 30, 2016 and 2015. The warrant derivative liability balance was $2,186,214 and $67,053 as of December 31, 2014 and 2015, respectively,

The holder of the Secured Convertible Note exercised 212,295 of its Warrants on March 24, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $340,722 compared to the estimated warrant derivative balance. The resulting derivative balance of $1,769,467 was offset against the warrant derivative liability during the six months ended June 30, 2015. The holder of the Secured Convertible Note exercised 37,800 of its Warrants on April 9, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $127,951 compared to the estimated warrant derivative balance. The resulting derivative balance of $447,361 was offset against the warrant derivative liability during the six months ended June 30, 2015. The changes in fair value of the warrant derivatives related to the unexercised warrants resulted in a loss of $175,000 for the three months ended March 31, 2015 and a loss of $11,890 for the three months ended June 30, 2015. The net change in warrant derivative liabilities resulted in a gain of $281,783 for the six months ended June 30, 2015.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $37,815 for the six months ended June 30, 2016. The warrant derivative liability balance was $29,238 as of June 30, 2016.

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

Secured Convertible Note Payable Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the six months ended June 30, 2016 and 2015. Such costs totaled $0 and $74,350 at June 30, 2016 and 2015, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap.

Other Income (Expense)

Other income was $0 for the six months ended June 30, 2016 from $1,878 in 2015.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $5,178,209 and $7,203,100 for the six months ended June 30, 2016 and 2015, respectively, an improvement of $2,024,891 (28%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the six months ended June 30, 2016 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2016 because we remain in a three-year cumulative tax loss position. During 2016, we increased our valuation reserve on deferred tax assets by $1,805,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $34,803,000 of net operating loss carryforwards and $1,796,000 of research and development tax credit carryforwards as of June 30, 2016 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported net losses of $5,178,209 and $7,203,100 for the six months ended June 30, 2016 and 2015, respectively, an improvement of $2,024,891 (28%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.98 and $1.94 for the six months ended June 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2016 and 2015 because of the net loss reported for each period.

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

We have warrants outstanding to purchase 1,599,290 shares of common stock at a weighted average exercise price $13.25 per share outstanding as of June 30, 2016. In addition, there are common stock purchase options outstanding covering 368,690 shares at an average price of $18.21 per share. The exercise of these common stock equivalents would provide us with an additional potential source of liquidity if and when they are exercised.

We had $4,142,490 of available cash and equivalents and net working capital of approximately $14.6 million as of June 30, 2016. Net working capital as of June 30, 2016 includes approximately $2.8 million of accounts receivable and $9.7 million of inventory.

Cash and cash equivalents balances: As of June 30, 2016, we had cash and cash equivalents with an aggregate balance of $4,142,490, a decrease from a balance of $6,924,079 at December 31, 2015. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,781,589 net decrease in cash during the six months ended June 30, 2016:

●	Operating activities:	$2,566,952 of net cash used in operating activities. Net cash used in operating activities was $2,566,952 for the six months ended June 30, 2016 compared to net cash used in activities of $5,625,014 for the six months ended June 30, 2015, an improvement of $3,058,062. The improvement was primarily the result of our net loss being less in 2016 along with decreases in inventory and accounts receivable, and increases in deferred revenue offset by increases in prepaid expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2016, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$195,518 of net cash used in investing activities. Cash used in investing activities was $195,518 for the six months ended June 30, 2016 compared to cash provided by investing activities of $1,239,655 for the six months ended June 30, 2015. In 2016, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In 2015, we incurred costs for new work stations and computers for recently hired associates. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital.

●	Financing activities:	$19,119 of net cash used in financing activities. Cash used in financing activities was $19,119 for the six months ended June 30, 2016 compared to cash provided by financing activities of $2,006,581 for the six months ended June 30, 2015. We received $2,133,889 of proceeds in the six months ended June 30, 2015 from the exercise of common stock warrants and options. We paid $74,350 of debt issuance costs in the six months ended June 30, 2015 related to the $2.0 million Secured Convertible Note. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $2,781,589 to $4,142,490 for the six months ended June 30, 2016.

Commitments:

We had $4,142,490 of cash and cash equivalent balances and net positive working capital approximating $14.6 million as of June 30, 2016. Accounts receivable balances represented $2,833,655 of our net working capital at June 30, 2016. We intend to collect our outstanding receivables on a timely basis during 2016, which would help to provide positive cash flow to support our operations during the balance of 2016. Inventory represented $9,706,182 of our net working capital at June 30, 2016 and finished goods represented $7,165,865 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2016 by our sales activities, which should provide additional cash flow to help support our operations during 2016.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2016.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the six months ended June 30, 2016 and 2015 was $198,862 and $202,983, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2016 (period from July 1, 2016 to December 31, 2016)	$220.332
2017	445,449
2018	451,248
2019	457,327
2020	154,131

$1,728,487

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $12,661 and $13, 316 for the six months ended June 30, 2016 and 2015, respectively.

Following is a summary of our licenses as of June 30, 2016:

License Type	Effective Date	Expiration Date	Terms

Production software license agreement	April 2005	April 2017	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2016	Automatically renews for one year periods unless terminated by either party.

Media analytics	June 2015	May 2017	Either party may unilaterally terminate this agreement by written notice to the other party.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016 and the jury trial is scheduled to commence in September 2016. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue our claims either through summary judgment motions prior to trial or the jury trial itself and the Company intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against us alleging infringement of the ‘556 Patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against it. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Taser, who tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 Patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ‘452 and ‘292 Patents.

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

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. The Company filed the suit in the U.S. District Court for the District of Kansas.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically and simultaneously activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘452 and ‘292 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages as well as a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it.

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

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company has not repurchased any shares under this program as of June 30, 2016.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions.

We made matching contributions totaling $88,711 and $74,700 for the six months ended June 30, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements which require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of June 30, 2016, the Company has advanced a total of $19,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is partially owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company pays the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas based upon the amount of sales generated by its activities. As of June 30, 2016, the Company had advanced a total of $56,201 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $195,000 charged off as uncollectible on cumulative revenues of $194.6 million since we commenced deliveries during 2006. As of June 30, 2016 and December 31, 2015, we had provided a reserve for doubtful accounts of $67,776 and $74,997, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2016. However, if the balance due from any significant customer ultimately become uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw material and component parts	$3,816,182	$3,833,873
Work-in-process	193,025	134,641
Finished goods	7,165,865	7,895,663

Subtotal	11,175,072	11,864,177
Reserve for excess and obsolete inventory	(1,468,890)	(1,202,411)
Total	$9,706,182	$10,661,766

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 13.1% of the gross inventory balance at June 30, 2016, compared to 10.1% of the gross inventory balance at December 31, 2015. We had $1,468,890 and $1,202,411 in reserves for obsolete and excess inventories at June 30, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $3,816,182 and $3,833,873 at June 30, 2016 and December 31, 2015, respectively, a decrease of $17,691 (less than 1%). Finished goods balances were $7,165,865 and $7,895,663 at June 30, 2016 and December 31, 2015, respectively, a decrease of $729,798 (9%). The decrease in finished goods was primarily in DVM-750 and FirstVU HD products. Finished goods at June 30, 2016 consist primarily of the Laser Ally products and our DVM 750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2016.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $276,346 as of June 30, 2016 compared to $159,838 as of December 31, 2015 primarily for expected replacements associated with contaminated PCB boards. We will monitor our reserve for the warranty claims related to our FirstVU HD and DVM-800 products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims for such products than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were 40,000 stock options granted during the six months ended June 30, 2016.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 30, 2016 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2015, cumulative valuation allowances in the amount of $18,105,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $19,910,000 to fully reserve our deferred tax assets at June 30, 2016. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2016 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2016 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases, where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future. Therefore, we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$29,238	$29,238
	$-	$-	$29,238	$29,238

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016 and the jury trial is scheduled to commence in September 2016. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue its claims either through summary judgment motions prior to trial or the jury trial itself and the Company intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On June 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on us on June 20, 2014. As alleged in our first filed lawsuit described above, we believe the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against it. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of our competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application (which never issued into a patent) assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Taser, who tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 Patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ‘452 and ‘292 Patents.

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

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard)”, alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. The Company filed the suit in the U.S. District Court for the District of Kansas.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically and simultaneously activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the “292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages as well as a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—	—	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—
January 1 to 31, 2016	—	—	—	—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016	—	—	—	—
April 1 to 30, 2016	—	—	—	—
May 1 to 31, 2016	—	—	—	—
June 1 to 30, 2016	—	—	—	—

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. No shares have been repurchased under this program as of June 30, 2016. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.

[2] The Stock Repurchase Program authorizes the repurchase of up to $2.5 million of common stock. No shares have been repurchased under this program as of June 30, 2016. The number of shares yet to be purchased is variable based upon the purchase price of the shares at the point in time they are acquired.

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

Date: August 8, 2016

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

