Form 10-Q
period 2016-09-30
DIGITAL ALLY INC
filed 2016-11-10
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2016
Common Stock, $0.001 par value	5,378,931

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2016

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,815,699	$6,924,079
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2016 and $74,997 – 2015	2,517,518	3,368,909
Accounts receivable-other	289,520	142,473
Inventories, net	10,412,276	10,661,766
Prepaid expenses	633,761	586,015

Total current assets	15,668,774	21,683,242

Furniture, fixtures and equipment	2,327,686	2,043,041
Less accumulated depreciation and amortization	1,378,805	978,855

	948,881	1,064,186

Intangible assets, net	468,936	410,261
Other assets	291,994	316,521

Total assets	$17,378,585	$23,474,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,777,767	$1,374,160
Accrued expenses	1,247,993	936,327
Derivative liabilities	48,313	67,053
Capital lease obligations-current	32,329	34,828
Deferred revenue-current	811,318	568,988
Income taxes payable	7,048	10,139

Total current liabilities	3,924,768	2,991,495

Long-term liabilities:
Capital lease obligations-less current portion	16,866	41,284
Deferred revenue- less current portion	1,892,832	1,685,891

Total liabilities	5,834,466	4,718,670

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 common stock shares authorized; shares issued and outstanding: 0 – 2016 and 2015	—	—
Common stock, $0.001 par value; 25,000,000 common stock shares authorized; shares issued: 5,447,049 – 2016 and 5,241,999 – 2015	5,447	5,242
Additional paid in capital	59,076,340	57,854,178
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(45,380,442)	(36,946,654)

Total stockholders’ equity	11,544,119	18,755,540

Total liabilities and stockholders’ equity	$17,378,585	$23,474,210

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Product revenue	$3,918,167	$4,914,411	$12,226,147	$14,471,609
Other revenue	421,360	181,677	902,734	507,480

Total revenue	4,339,527	5,096,088	13,128,881	14,979,089
Cost of revenue	2,305,956	3,056,314	7,976,455	8,193,381

Gross profit	2,033,571	2,039,774	5,152,426	6,785,708
Selling, general and administrative expenses:
Research and development expense	731,077	720,640	2,353,081	2,247,863
Selling, advertising and promotional expense	1,369,244	1,175,498	3,295,743	2,951,791
Stock-based compensation expense	422,246	479,084	1,203,312	1,077,485
General and administrative expense	2,752,645	1,805,337	6,772,483	5,429,511

Total selling, general and administrative expenses	5,275,212	4,180,559	13,624,619	11,706,650

Operating loss	(3,241,641)	(2,140,785)	(8,472,193)	(4,920,942)

Interest income	5,913	4,430	22,103	12,573
Change in warrant derivative liabilities	(19,075)	89,645	18,740	371,428
Change in fair value of secured convertible notes payable	—	—	—	(4,434,383)
Senior secured convertible notes payable issuance expenses	—	(19,495)	—	(93,845)
Other income (expense)	—	—	—	1,878
Interest expense	(776)	(74,958)	(2,438)	(280,972)

Loss before income tax expense	(3,255,579)	(2,141,163)	(8,433,788)	(9,344,263)
Income tax (expense) benefit	—	—	—	—

Net loss	$(3,255,579)	$(2,141,163)	$(8,433,788)	$(9,344,263)

Net loss per share information:
Basic	$(0.61)	$(0.45)	$(1.59)	$(2.29)
Diluted	$(0.61)	$(0.45)	$(1.59)	$(2.29)

Weighted average shares outstanding:
Basic	5,380,855	4,799,126	5,315,646	4,076,493
Diluted	5,380,855	4,799,126	5,315,646	4,076,493

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2015	5,241,999	$5,242	$57,854,178	$(2,157,226)	$(36,946,654)	$18,755,540

Stock-based compensation	—	—	1,203,312	—	—	1,203,312

Restricted common stock grant	200,000	200	(200)	—	—	—

Issuance of common stock upon exercise of stock options	5,050	5	19,050	—	—	19,055

Net loss	—	—	—	—	(8,433,788)	(8,433,788)

Balance, September 30, 2016	5,447,049	$5,447	$59,076,340	$(2,157,226)	$(45,380,442)	$11,544,119

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(8,433,788)	$(9,344,263)
Adjustments to reconcile net loss to net cash flows (used in) operating activities:
Depreciation and amortization	430,537	472,785
Secured convertible note payable expenses	—	93,845
Stock-based compensation	1,203,312	1,077,485
Change in derivative liabilities	(18,740)	(371,428)
Change in fair value of secured convertible note payable	—	4,434,383
Interest expense related to stock conversion and note extension	—	93,244
Provision for inventory obsolescence	253,048	411,357
Provision for doubtful accounts receivable	(4,997)	9,020
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	856,388	(146,007)
Accounts receivable - other	(147,047)	10,616
Inventories	(3,558)	(3,803,303)
Prepaid expenses	(47,746)	(193,667)
Other assets	24,527	(98,149)
Increase(decrease) in:
Accounts payable	403,607	(602,767)
Accrued expenses	311,666	66,698
Income taxes payable	(3,091)	3
Deposits	—	(1,878)
Deferred revenue	449,271	860,070

Net cash (used in) operating activities	(4,726,611)	(7,031,956)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(284,644)	(247,335)
Additions to intangible assets	(89,263)	(147,439)
Release of restricted cash related to secured convertible note	—	1,500,000
Net cash provided by (used in) investing activities	(373,907)	1,105,226

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11,223,285
Payment of notes payable	—	(2,500,000)
Debt issuance expense for secured convertible notes payable	—	(93,845)
Proceeds from exercise of stock options and warrants	19,055	2,133,889
Principal payments on capital lease obligation	(26,917)	(73,554)
Net cash provided by (used in) financing activities	(7,862)	10,689,775

Net increase (decrease) in cash and cash equivalents	(5,108,380)	4,763,045
Cash and cash equivalents, beginning of period	6,924,079	3,049,716

Cash and cash equivalents, end of period	$1,815,699	$7,812,761

Supplemental disclosures of cash flow information:
Cash payments for interest	2,425	176,769

Cash payments for income taxes	$10,591	$8,197

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$200	$139

Capital expenditures financed by capital lease obligations	$—	$94,367

Conversion of secured convertible note into common stock	$—	$7,740,834

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “ours” and “us”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; and a hand-held laser speed detection device that it is offering primarily to law enforcement agencies. The Company has active research and development programs to adapt its technologies to other applications. It has the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Sales returns and allowances aggregated $61,673 and $77,282 for the three months ended September 30, 2016 and 2015, respectively, and $263,663 and $612,341 for the nine months ended September 30, 2016 and 2015, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $26,077 and $22,480 for the three months ended September 30, 2016 and 2015, respectively, and $72,296 and $69,691 for the nine months ended September 30, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $615,586 and $324,179 for the three months ended September 30, 2016 and 2015, respectively, and $936,998 and $658,558 for the nine months ended September 30, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2016 and 2015. There have been no penalties in the nine months ended September 30, 2016 and 2015.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the nine months ended September 30, 2016 and 2015.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees, board of directors and certain third party contractors. Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock, which generally are subject to vesting requirements. The Company records stock-based compensation expense for all stock-based compensation granted based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2016 and 2015, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales by geographic area:
United States of America	3,512,075	$5,092,937	$11,974,469	$14,864,676
Foreign	827,452	3,151	1,154,412	114,413

	$4,339,527	$5,096,088	$13,128,881	$14,979,089

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

In April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This ASU was effective for the Company for the fiscal year beginning January 1, 2016. The adoption of this standard did not have a material impact on our financial statements.

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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of September 30, 2016 and $74,977 as of December 31, 2015.

The Company sells through a network of unaffiliated distributors for international sales and primarily employee-based sales agents for domestic sales. No distributor/agent individually exceeded 10% of total revenues, for the nine months ended September 30, 2016 or September 30, 2015. No customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2016. One customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2015, which totaled $372,453, or 12% of total accounts receivable.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw material and component parts	$4,168,866	$3,833,873
Work-in-process	246,767	134,641
Finished goods	7,452,101	7,895,663

Subtotal	11,867,734	11,864,177
Reserve for excess and obsolete inventory	(1,455,458)	(1,202,411)

Total	$10,412,276	$10,661,766

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $685,909 and $651,004 as of September 30, 2016 and December 31, 2015, respectively.

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

On March 24, 2015 the holder exercised part of its Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in the Company’s stock price compared to the exercise price at the respective exercise date. On April 9, 2015 the holder exercised part of its Warrant to purchase 37,800 shares of common stock with the change in value of the warrant derivative totaling $127,951 being recognized as income in the Condensed Consolidated Statement of Operations representing the change in the Company’s stock price compared to the exercise price at the respective exercise date. As of September 30, 2016, the remaining Warrant was exercisable to purchase 12,200 common shares and was recorded as a liability at its fair value in the amount of $48,313 on the Condensed Consolidated Balance Sheet.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2016 (period from October 1, 2016 to December 31, 2016)	$8,575
2017	34,298
2018	8,574
2019	—
2020 and thereafter	—

Total future minimum lease payments	51,447
Less amount representing interest	2,252

Present value of minimum lease payments	49,195
Less current portion	32,329
Capital lease obligations, less current portion	$16,866

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$382,928	$382,928
Less: accumulated amortization	(279,714)	(224,089)

Net furniture, fixtures and equipment	$103,214	$158,839

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$48,313	$48,313
	$-	$-	$48,313	$48,313

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$-	$-	$67,053	$67,053
	$-	$-	$67,053	$67,053

The following table represents the change in level 3 tier value measurements:

Warrant Derivative Liability
December 31, 2015	$67,053

Change in fair value	(18,740)

September 30, 2016	$48,313

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued warranty expense	$227,459	$159,838
Accrued sales commissions	44,986	100,295
Accrued payroll and related fringes	495,025	247,984
Accrued insurance	122,917	34,926
Accrued rent	193,623	224,393
Accrued sales returns and allowances	48,444	72,456
Other	115,539	96,435

	$1,247,993	$936,327

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2016:

2016
Beginning balance	$159,838
Provision for warranty expense	164,362
Charges applied to warranty reserve	(96,741)

Ending balance	$227,459

NOTE 8. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2016 and 2015 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2016 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $21,215,000 and $18,105,000 as of September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016, the Company had available approximately $37,514,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2036. In addition, the Company had research and development tax credit carryforwards approximating $1,872,000 available as of September 30, 2016, which expire between 2023 and 2036.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company had several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. The Company also entered into month-to-month leases for equipment. Rent expense was $99,431 and $99,431 for the three months ended September 30, 2016 and 2015, respectively, and $298,293 and $302,414, for the nine months ended September 30, 2016 and 2015, respectively. Following are the future minimum lease payments for each year and in total.

Year ending December 31:
2016 (period from October 1, 2016 to December 31, 2016)	$110,644
2017	445,449
2018	451,248
2019	457,327
2020	154,131

$1,618,799

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,250 and $6,641 for the three months ended September 30, 2016 and 2015, respectively, and $18,911 and $19,957 for the nine months ended September 30, 2016 and 2015, respectively.

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

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the ” ’556 Patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ’556 Patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of its mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ’556 Patent would create liability for them for patent infringement. The Company rejects Utility’s assertion and will vigorously defend the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ’556 Patent through a request for inter partes review of the ’556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ’556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility has appealed this decision to the United States Court of Appeals for the Federal Circuit. The parties’ briefing their respective positions to the Federal Circuit is expected to be completed by approximately fourth quarter 2016, at which time oral argument will be scheduled by the Federal Circuit. The Company believes that Utility will have a difficult time convincing the appellate court to overturn the decision of the USPTO, although no assurances can be offered in this regard.

On September 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ’556 Patent, of which Utility claims to be the holder.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Both parties have filed summary judgment motions, which are currently under review and consideration by the court. The jury trial date is scheduled for June 2017. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue its claims either through summary judgment motions prior to trial or the jury trial itself and it intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ’556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ’556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ’556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ’556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the ” ’292 Patent). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Taser to request the re-examination is a patent application that never issued into a patent, was assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

The Company owns the ’292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ’292 Patent is incorporated in the Company’s VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ’292 Patent respecting its ’292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ’452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ’292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ’292 Patent previously was subject to attack by Taser, which tried to invalidate it at the USPTO. The USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ’292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ’452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ’452 patent to its existing lawsuit against Taser seeking both monetary damages and a permanent injunction against Taser for infringement of both the ’452 and ’292 Patents.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. The Company won its motion to commence discovery on the bribery related claims, which discovery commenced in October 2016. The Court has yet to rule on Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ’292 and ’452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is in the early stages of discovery.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) under which it became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the annual Tournament for the years 2015 through 2019 in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to, a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded net sponsorship expenses of $497,235 and $172,623 during the three months ended September 30, 2016 and 2015, respectively, and $499,271 and $172,623 for the nine months ended September 30, 2016 and 2015, respectively. Such net sponsorship expense includes the sponsorship fee and other costs related to the 2015 and 2016 Tournaments that have been completed.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of September 30, 2016.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $46,346 and $47,220 for the three months ended September 30, 2016 and 2015, respectively, and $135,058 and $121,920 for the nine months ended September 30, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements that require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of September 30, 2016, the Company had advanced a total of $39,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is partially owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company pays the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas. As of September 30, 2016, the Company had advanced a total of $123,459 pursuant to this agreement.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $422,246 and $479,084 for the three months ended September 30, 2016 and 2015, respectively, and $1,203,312 and $1,077,485, for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), which was amend in May 2016. These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,925,000 shares of common stock. The 2005 Plan expired during 2015 with 28 shares reserved for awards which are unavailable for issuance. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 290,802 shares remained available for grant under the various Plans as of September 30, 2016.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of September 30, 2016.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 40,000 stock options issued during 2016 to date. Activity in the various Plans during the nine months ended September 30, 2016 is reflected in the following table:

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	328,690	$20.43
Granted	40,000	3.92
Exercised	(5,050)	(3.77)
Forfeited	(1,200)	(3.63)
Outstanding at September 30, 2016	362,440	$18.46
Exercisable at September 30, 2016	315,690	$21.00
Weighted-average fair value for options granted during the period at fair value	40,000	$3.25

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three or nine months ended September 30, 2016.

At September 30, 2016, the aggregate intrinsic value of options outstanding was approximately $298,582, and the aggregate intrinsic value of options exercisable was approximately $198,719. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $10,898.

As of September 30, 2016, the unamortized portion of stock compensation expense on all existing stock options was $70,367, which will be recognized over the next 14 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2016:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	100,374	7.8 years	37,688	6.7 years
$4.00 to $6.99	34,125	6.0 years	50,936	6.3 years
$7.00 to $9.99	19,069	5.0 years	18,194	5.0 years
$10.00 to $12.99	52,808	0.7 years	52,808	0.7 years
$13.00 to $15.99	51,439	3.9 years	51,439	3.9 years
$16.00 to $18.99	1,250	0.7 years	1,250	0.7 years
$19.00 to $29.99	6,500	2.8 years	6,500	2.8 years
$30.00 to $55.00	96,875	1.2 years	96,875	1.2 years
	362,440	4.0 years	315,690	3.3 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over nine months to four years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2016 is as follows:

	Restricted stock	Weighted average grant date fair value
Nonvested balance, January 1, 2016	354,500	$8.43
Granted	200,000	4.64
Vested	(127,300)	(10.98)
Forfeited	(4,600)	(7.72)
Nonvested balance, September 30, 2016	422,600	$5.87

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2016, there were $1,328,726 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 42 months in accordance with the vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2015 (October 1, through December 31,)	17,300
2016	171,950
2018	164,150
2019	69,200

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company issued common stock purchase warrants (the “Warrants”) in conjunction with the subordinated notes payable held by an individual until they were paid in July 2015, the $4.0 million Secured Convertible Note (see Note 5) and the July 2015 registered direct offering and private placement. The Warrants are immediately exercisable and allow the holders to purchase up to 1,599,290 shares of common stock at $7.32 to $16.50 per share. The Warrants expire from July 22, 2017 through January 22, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	1,599,290	$13.26
Granted	—	—
Exercised	—	—
Cancelled	—	—
Vested Balance, September 30, 2016	1,599,290	$13.26

The total intrinsic value of all outstanding Warrants aggregated $-0- as of September 30, 2016 and the weighted average remaining term is 34 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of September 30, 2016:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$7.32	12,200	2.9 years
$8.50	42,500	2.2 years
$13.43	659,824	0.8 years
$13.43	879,766	4.3 years
$16.50	5,000	3.8 years
	1,599,290	2.8 years

NOTE 12. PREFERRED STOCK

The Company held its annual meeting of the shareholders (the “Annual Meeting”) on May 12, 2016. The shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of its capital stock that the Company may issue from 25,000,000 to 35,000,000, of which 25,000,000 shares classified as common stock and 10,000,000 classified as preferred stock. The newly authorized preferred stock has a par value of $0.001 per share. There have been no preferred shares issued as of September 30, 2016.

The Board of Directors is authorized, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The authority of the Board of Directors with respect to each series of Preferred Stock will include, but not be limited to, the rights to determine the following:

●	The number of shares constituting that series of Preferred Stock and the distinctive designation of that series, which may be a distinguishing number, letter or title;

●	The dividend rate on the shares of that series of Preferred Stock, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

●	Whether that series of Preferred Stock will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

●	Whether that series of Preferred Stock will have conversion privileges and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

●	Whether or not the shares of that series of Preferred Stock will be redeemable and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

●	Whether that series of Preferred Stock will have a sinking fund for the redemption or purchase of shares of that series and, if so, the terms and amount of such sinking fund;

●	The rights of the shares of that series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the relative rights of priority, if any, of payment of shares of that series; and any other relative rights, preferences and limitations of that series of Preferred Stock.

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted income per share – Net loss	$(3,255,579)	$(2,141,163)	$(8,433,788)	$(9,344,263)

Denominator for basic loss per share – weighted average shares outstanding	5,380,855	4,799,126	5,315,646	4,076,493
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,380,855	4,799,126	5,315,646	4,076,493

Net loss per share:
Basic	$(0.61)	$(0.45)	$(1.59)	$(2.29)
Diluted	$(0.61)	$(0.45)	$(1.59)	$(2.29)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2016 and 2015, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2014 and 2015 and the first nine months of 2016; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our newer products, and the degree to which the interest shown in our products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2016; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD, and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Taser and WatchGuard will achieve their intended objectives; (34) whether Utility Associates’ appeal of the United States Patent Office (“USPTO”) final decision on the ‘556 Patent will be successful in whole or in part; (35) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Taser and Utility Associates respecting us, our products and customers; (36) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (37) whether our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (38) whether this technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our DVM-750, one of our original in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400, DVM-800 and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. Since 2011 we have launched the following new products: the FirstVU HD; DVM-800; DVM-800 HD; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and the line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches during the remainder of 2016 and 2017. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2016 and 2015. The following is a summary of our recent operating results on a quarterly basis:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2015	2015	2015	2015
Total revenue	$4,339,527	$4,384,411	$4,404,943	$5,051,119	$5,096,088	$5,634,237	$4,248,764
Gross profit	2,033,571	1,265,236	1,853,619	1,563,647	2,039,774	3,092,194	1,653,740
Gross profit margin percentage	46.9%	28.9%	42.1%	31.0%	40.0%	54.9%	38.9%
Total selling, general and administrative expenses	5,275,212	4,157,893	4,191,514	4,264,176	4,180,559	3,909,156	3,616,935
Operating loss	(3,241,641)	(2,892,657)	(2,337,895)	(2,700,529)	(2,140,785)	(816,962)	(1,963,195)
Operating margin percentage	(74.7)%	(66.0)%	(53.1)%	(53.5)%	(42.0)%	(14.5)%	(46.2)%
Net loss	$(3,255,579)	$(2,865,084)	$(2,313,125)	$(2,963,629)	$(2,141,163)	$(792,388)	$(6,410,712)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $3,241,641 on revenues of $4,339,527 for third quarter 2016 compared to an operating loss of $2,892,657 on revenues of $4,384,411 for second quarter 2016, an operating loss of $2,337,895 on revenues of $4,404,943 for first quarter 2016, an operating loss of $2,700,529 on revenues of $5,051,119 for fourth quarter 2015, and an operating loss of $2,140,785 on revenues of $5,096,088 for third quarter 2015.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in third quarter 2016 to $4,339,527 from $4,384,411 in second quarter 2016, $4,404,943 in first quarter 2016, $5,051,119 in fourth quarter 2015, $5,096,088 in third quarter 2015 and $5,634,237 in second quarter 2015. We believe the decline in revenues in the last five quarters was attributable in part to Taser stating in one of its press releases in 2015 that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Taser commenced an action in the United States Patent & Trademark Office (“USPTO”) for a reexamination of our U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). A reexamination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ‘292 Patent relates to the “automatic trigger” that allows our body camera and in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ‘292 Patent is incorporated in our popular VuLink product. We believe the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product and body-worn and in-car systems. Ultimately, the USPTO rejected Taser’s efforts and reconfirmed the validity of the ‘292 patent on January 16, 2016 and we have filed suit alleging willful patent infringement against Taser and included claims of commercial bribery and other unfair trade practices. See “Litigation” for details. However, we believe we continue to suffer from the ongoing perception issues and confusion caused by Taser’s misleading press release and the reexamination of our patent commenced by Taser with the USPTO.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality, as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s body-worn camera when the light bar is activated or a data-recording device when a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices including in-car and body-worn camera systems. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We see a trend in which law enforcement agencies have recognized the value of our VuLink technology and seek information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Taser.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 59% of total sales for the nine months ended September 30, 2016, compared to 55% for the comparable period ending September 30, 2015. We have recently announced the launch of the DVM-800 HD in-car video system which we believe will be disruptive in the market. The DVM-800 HD system provides full 1080P high definition video at a cost effective price point. We expect the sales mix will continue to migrate from the DVM-750 product line to the newer products in 2016 and beyond.

●	Our gross margin percentage improved to 46.9% in third quarter 2016 from 28.9% in the second quarter 2016, 42.1% in first quarter 2016, 31% in fourth quarter 2015 and 40.0% in third quarter 2015. Our gross margin decline in prior quarters was primarily attributable to the camera cable connector upgrade implemented in the third quarter 2015 to our FirstVU HD product that caused us to rework our entire installed base of FirstVU HD’s and scrap a portion of the original cable assembly. In second quarter 2016, the Company became aware of workmanship issues on the printed circuit boards (“PCB boards”) used in its FirstVU HD product which resulted in a higher failure rate. The workmanship problems resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory, as well as deployed units in the field that had to be replaced. The PCB boards were supplied by a contract manufacturer that did not follow the Company’s specifications regarding the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. The contract manufacturer corrected its process and quality control procedures to eradicate this issue. Management believes the FirstVU HD connector upgrade program and the workmanship issues on the contaminated PCB boards issues that effected previous quarters’ gross margins has been completed and the estimated total costs have been accrued and charged to cost of sales as of September 30, 2016. Therefore, management believes that gross margins should return to more normal levels in future quarters as exhibited in third quarter 2016. We believe these issues also adversely affected our revenues in the third quarter 2016 by delaying delivery of products being replaced or reworked in the field and in inventory.

●	Our international revenues increased to $1,154,412 (9% of total revenues) during the nine months ended September 30, 2016, compared to $114,413 (1% of total revenues) during the nine months ended September 30, 2015. Our third quarter 2016 revenues were aided by approximately $760,000 of revenue from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement to a non-law enforcement international customer after a successful eight-week pilot program that will continue for three years. This order demonstrates the possibilities of deploying our FirstVU HD body cameras across various industries and applications in addition to the traditional law enforcement market.

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

For the Three Months Ended September 30, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2016	2015
Revenue	100%	100%
Cost of revenue	53%	60%

Gross profit	47%	40%
Selling, general and administrative expenses:
Research and development expense	17%	14%
Selling, advertising and promotional expense	32%	23%
Stock-based compensation expense	10%	9%
General and administrative expense	63%	36%

Total selling, general and administrative expenses	122%	82%

Operating loss	(75)%	(42)%
Other income and interest expense, net	—%	—%

Loss before income tax benefit	(75)%	(42)%
Income tax benefit	—%	—%

Net loss	(75)%	(42)%

Net loss per share information:
Basic	$(0.61)	$(0.45)
Diluted	$(0.61)	$(0.45)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295

MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295

DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $4,795. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295

DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495

Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995

FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795

VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our direct sales force, who are our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders when considering the size of the order, the specific customer and the competitive landscape. We believe that our systems are cost competitive compared to our principal competitors and generally are lower priced when considering comparable features and capabilities.

Revenues for third quarter 2016 and third quarter 2015 were derived from the following sources:

	Three months ended September 30,
	2016	2015
DVM-800	32%	38%
FirstVU HD	22%	19%
DVM-750	10%	2%
DVM- 250 Plus	5%	6%
VuLink	3%	—%
DVM-100 & 400	1%	8%
Cloud service revenue	1%	—%
DVM-500 Plus	—%	9%
Repair and service	5%	4%
Accessories and other revenues	21%	14%
	100%	100%

Our newer products, the DVM-800 and the FirstVU HD, contributed 54% of total sales for the three months ended September 30, 2016, compared to 57% for the comparable period ending September 30, 2015. We believe this reduction is the result of customers waiting for the recently announced DVM-800 HD to be available. We believe that the DVM-800, DVM-800 HD and FirstVU HD sales contribution will resume its increases in future quarters. Our DVM-750 sales increased from 2% to 10% of total sales as expected orders were shipped in the three months ended September 30, 2016 compared to September 30, 2015 from existing DVM-750 customers.

Revenues for the three months ended September 30, 2016 and 2015 were $4,339,527 and $5,096,088, respectively, a decrease of $756,561 (15%), due to the following factors:

●	Our revenues decreased approximately 15% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We attribute the decrease to ongoing confusion caused by Taser’s misleading press release regarding our patents and the problems with the PCB boards in our FirstVU HD product. We expect FirstVU HD sales to recover during the remainder of 2016 and future quarters as we prosecute the patent lawsuits against Taser and WatchGuard. We believe the VuLink product differentiates our product offerings from our competitors and customers will become more familiar with our patented “auto-activation” technology.

●	We shipped three orders in excess of $100,000 for the three months ended September 30, 2016 for total revenue of $1,133,000 compared to seven individual orders of such size for the three months ended September 30, 2015 for $1,286,000. Our average order size decreased to approximately $2,875 for the three months ended September 30, 2016 from $3,185 during the three months ended September 30, 2015. We maintained consistent retail pricing on our law enforcement mirror models during 2015 and do not plan any material changes in pricing during 2016, including the new products recently introduced. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 54% of total sales for the three months ended September 30, 2016, compared to 57% for the comparable period ending September 30, 2015. We believe that some customers delayed their orders to wait for our recently announced DVM-800 HD to become available. We believe future quarters will yield increases in the sales of these newer products.

●	Our international revenues increased to $827,452 (19% of total revenues) during third quarter 2016, compared to $3,151 (less than 1% of total revenues) during third quarter 2015. Third quarter 2016 revenues were aided by approximately $760,000 of revenue generated by an order from a non-law enforcement international customer for our FirstVU HD body worn cameras, storage systems and extended service agreement. This order demonstrates the possibilities of deploying our FirstVU HD body cameras across various industries and applications in addition to the traditional law enforcement market.

Cost of Revenue

Cost of revenue on units sold for the three months ended September 30, 2016 and 2015 was $2,305,956 and $3,056,314, respectively, a decrease of $750,358 (25%). The decrease in cost of goods sold is due to the 15% decrease in revenues and an overall reduction in our cost of revenue as a percent of total revenues. The reduction in cost of revenue as a percent of revenue is primarily attributable to the resolution of issues that have negatively impacted the FirstVU HD products in prior quarters. In the three months ended September 30, 2015 it was determined that we needed to upgrade the connectors contained in the camera cable assembly on all of our FirstVU HD product. This upgrade was applied to all deployed units in the field and to our inventory, requiring us to rework the camera assemblies and scrap a portion of the original cable assembly. Total scrap costs recognized in the third quarter 2015 approximated $850,000, which negatively affected our gross margin. Cost of sales as a percentage of revenues decreased to 53% during the three months ended September 30, 2016 from 60% for the three months ended September 30, 2015. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the remainder of 2016. We expect that our newer product offerings, in particular the DVM-800, DVM-800 HD, VuLink and FirstVU HD, should improve our cost of goods sold as a percentage of sales in the longer term. We do not expect to incur significant capital expenditures to ramp up production of our current products because our internal process is largely assembling subcomponents, testing and shipping of completed products or we use contract manufacturers.

We had $1,455,458 and $1,202,411 in reserves for obsolete and excess inventories at September 30, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $4,168,866 and $3,833,873 at September 30, 2016 and December 31, 2015, respectively, an increase of $334,993 (9%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,452,101 and $7,895,663 at September 30, 2016 and December 31, 2015, respectively, a decrease of $443,562 (6%). The decrease in finished goods was primarily in DVM-750 and FirstVU HD products. Finished goods at September 30, 2016 consist primarily of the Laser Ally products, and our DVM 750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the established reserves are appropriate given our inventory levels at September 30, 2016.

Gross Profit

Gross profit for the three months ended September 30, 2016 and 2015 was $2,033,571 and $2,039,774, respectively, a decrease of $6,203 (less than 1%). The decrease is commensurate with the 15% decrease in revenues for the three months ended September 30, 2016 and cost of sales as a percentage of revenues improving to 53% for the three months ended September 30, 2016 from 60% for the three months ended September 30, 2015. Management believes the FirstVU HD connector upgrade and board contamination issues have been resolved and that we should return to more normal gross profit margins in future quarters. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016 and beyond. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,275,212 and $4,180,559 for the three months ended September 30, 2016 and 2015, respectively, an increase of $1,094,653 (26%). Overall selling, general and administrative expenses as a percentage of sales increased to 122% in 2016 compared to 82% in 2015. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2016	2015
Research and development expense	$731,077	$720,640
Selling, advertising and promotional expense	1,369,244	1,175,498
Stock-based compensation expense	422,246	479,084
Professional fees and expense	432,325	259,512
Executive, sales and administrative staff payroll	1,641,014	830,379
Other	679,306	715,446
Total	$5,275,212	$4,180,559

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $731,077 and $720,640 for the three months ended September 30, 2016 and 2015, respectively, an increase of $10,437 (1%). We employed a total of 29 engineers at September 30, 2016 compared to 24 engineers at September 30, 2015, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). Research and development expenses as a percentage of total revenues were 17% for the three months ended September 30, 2016 compared to 14% for the three months ended September 30, 2015. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,369,244 and $1,175,498 for the three months ended September 30, 2016 and 2015, respectively, an increase of $193,746 (16%). Salesman salaries and commissions represent the primary components of these costs and were $753,658 and $851,319 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $97,661 (11%). The effective commission rate was 17.4% at September 30, 2016 compared to 16.7% at September 30, 2015. We hired additional territory salesmen during the last half of 2015, which contributed to the increased effective commission rate for the three months ended September 30, 2016.

Promotional and advertising expenses totaled $615,586 during the three months ended September 30, 2016 compared to $324,179 for the three months ended September 30, 2015, an increase of $291,407 (90%). The increase is primarily attributable to us becoming the title sponsor in 2015 of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. This year it was held August 1-7, 2016. We incurred net promotional expenses of $497,235 in the third quarter 2016 relative to this sponsorship compared to $172,623 for the third quarter of 2015.

Stock-based compensation expense. Stock based compensation expense totaled $422,246 and $479,084 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $56,838 (12%). The decrease is primarily due to the amortization of the restricted stock granted during February 2015 to our officers and other employees that had the effect of increasing the stock compensation expense for the three months ended September 30, 2015 compared to 2016. Our general stock price was higher on the date of the 2015 stock grants compared to previous years, which increased the grant date fair value attributable to the restricted stock grants.

Professional fees and expense. Professional fees and expenses totaled $432,325 and $259,512 for the three months ended September 30, 2016 and 2015, respectively, an increase of $172,813 (67%). The increase in professional fees and expenses for the three months ended September 30, 2016 compared to 2015 is primarily attributable to higher litigation expenses related to the Utility, Taser and WatchGuard lawsuits. We expect litigation expense to trend higher during the remainder of 2016 and 2017 as we commence the jury trial in the Utility lawsuit and discovery activities in the Taser and WatchGuard lawsuits. We intend to pursue recovery from Utility, Taser, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,641,014 and $830,379 for the three months ended September 30, 2016 and 2015, respectively, an increase of $810,635 (98%). This increase is attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical and marketing support was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key employees and certain executives received raises or bonuses after several years of salaries being frozen. During the quarter ended September 30, 2016 a special bonus of $630,000 was awarded to our CEO, which did not occur in the comparable period in 2015.

Other. Other selling, general and administrative expenses totaled $679,306 and $715,446 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $36,140 (5%). The decrease in other expenses for the three months ended September 30, 2016 compared to 2015 is primarily attributable to decreased consulting, and contract labor expenses.

Operating Loss

For the reasons previously stated, our operating loss was $3,241,641 and $2,140,785 for the three months ended September 30, 2016 and 2015, respectively, a deterioration of $1,100,856 (51%). Operating loss as a percentage of revenues increased to 75% in 2016 from 42% in 2015.

Interest Income

Interest income increased to $5,913 for the three months ended September 30, 2016 from $4,430 in 2015.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes (the “Secured Convertible Notes”) during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability was adjusted to the estimated fair value of any unexercised warrants as of September 30, 2016 and 2015. The warrant derivative liability balance was $2,186,214 and $67,053 as of December 31, 2014 and 2015, respectively,

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $89,645 for the three months ended September 30, 2015. The changes in fair value of the warrant derivatives related to the unexercised warrants resulted in a loss of $19,075 for the three months ended September 30, 2016. The warrant derivative liability balance was $48,313 as of September 30, 2016.

Secured Convertible Note Issuance Expenses

We elected to account for and record our Secured Convertible Notes payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the three months ended September 30, 2016 and 2015. Such costs totaled $0 and $19,495 at September 30, 2016 and 2015, respectively.

Interest Expense

We incurred interest expense of $776 and $74,958 during the three months ended September 30, 2016 and 2015, respectively. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015.

We amortized to interest expense $0 and $60,224, representing the discount associated with the $2.5 million subordinated notes during the three months ended September 30, 2016 and 2015, respectively and the remaining unamortized discount was $0 at September 30, 2016 and 2015, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $3,255,579 and $2,141,163 for the three months ended September 30, 2016 and 2015, respectively, a deterioration of $1,114,416 (52%).

Income Tax Benefit

We recorded no income tax expense related to our income for the three months ended September 30, 2016 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2016 because we remain in a three-year cumulative tax loss position. During 2016, we increased our valuation reserve on deferred tax assets by $3,110,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $37,514,000 of net operating loss carryforwards and $1,822,000 of research and development tax credit carryforwards as of September 30, 2016 available to offset any future net taxable income.

Net Loss

As a result of the above, we reported a net loss of $3,255,579 and $2,141,163 for the three months ended September 30, 2016 and 2015, respectively, a deterioration of $1,114,416 (52%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.61 and $0.45 for the three months ended September 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2016 and 2015 because of the net loss reported for each period.

For the Nine Months Ended September 30, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2016	2015
Revenue	100%	100%
Cost of revenue	61%	55%

Gross profit	39%	45%
Selling, general and administrative expenses:
Research and development expense	18%	15%
Selling, advertising and promotional expense	25%	20%
Stock-based compensation expense	9%	7%
General and administrative expense	52%	36%

Total selling, general and administrative expenses	104%	78%

Operating loss	(65)%	(33)%
Change in warrant derivative liabilities	—%	3%
Change in fair value of secured convertible notes payable	—%	(29)%
Secured Convertible notes payable issuance expenses	—%	(1)%
Other income and interest expense, net	1%	(2)%

Loss before income tax benefit	(64)%	(62)%
Income tax benefit	—%	—%

Net loss	(64)%	(62)%

Net loss per share information:
Basic	$(1.59)	$(2.29)
Diluted	$(1.59)	$(2.29)

Revenues

Revenues for the nine months ended 2016 and 2015, respectively, were derived from the following sources:

	Nine months ended September 30,
	2016	2015
DVM-800	40%	35%
FirstVU HD	19%	20%
DVM-250 Plus	7%	10%
DVM-750	7%	1%
DVM-100 & DVM-400	3%	8%
VuLink	2%	—%
DVM-500 Plus	1%	8%
Cloud service revenue	1%	—%
Repair and service	5%	3%
Accessories and other revenues	15%	15%
	100%	100%

We experienced a change in the sales mix of our products for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our newer products, including the DVM-800 and the First VU HD, contributed 59% of total sales for the nine months ended September 30, 2016, compared to 55% for the comparable period ending September 30, 2015.

Revenues for the nine months ended September 30, 2016 and 2015 were $13,128,881 and $14,979,089 respectively, a decrease of $1,850,208 (12%), due to the following factors:

●	Our revenues decreased approximately 12% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We attribute the decrease to ongoing confusion caused by Taser’s misleading press release regarding our patents combined with slower FirstVU HD sales while we resolved the PCB board contamination issues. We expect FirstVU HD sales to recover during the remainder of 2016 and we prosecute the patent lawsuits against Taser and WatchGuard. We believe the VuLink product differentiates our product offerings from our competitors and customers will become more familiar with our patented “auto-activation” technology.

●	We shipped eight individual orders in excess of $100,000, for a total of $2,591,000 in revenue for the nine months ended September 30, 2016 compared to seventeen of such individual orders in excess of $100,000, for a total of $3,000,000 in revenue for the nine months ended September 30, 2015. Our average order size decreased to approximately $2,860 in the nine months ended September 30, 2016 from $2,900 during the nine months ended September 30, 2015.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 59% of total sales for the nine months ended September 30, 2016, compared to 55% for the comparable period ending September 30, 2015. We expect the sales mix will continue to migrate from the DVM-750 product line to the newer products in 2016.

●	Our international revenues increased to $1,154,412 (9% of total revenues) during the nine months ended September 30, 2016, compared to $114,413 (1% of total revenues) during the nine months ended September 30, 2015. Our first quarter 2016 revenues marked the first increase over the prior period after a number of quarters of disappointing results. We generated revenues of $760,000 from an international commercial customer in 2016 from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement. This order demonstrates the possibilities of deploying our FirstVU HD body cameras across various industries and applications in addition to the traditional law enforcement market.

Cost of Revenue

Cost of revenue on units sold for the nine months ended September 30, 2016 and 2015 was $7,976,455 and $8,193,381, respectively, a decrease of $216,926 (3%). The decrease in cost of goods sold is partially due to the 12% decrease in revenues offset by the workmanship issues on our PCB boards affecting the FirstVU HD product that we became aware of during 2016. The workmanship issues resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory as well as deployed units in the field. The PCB boards were supplied by a contract manufacturer that did not follow our specifications regarding the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. We incurred total charges to cost of sales approximating $650,000 during the nine months ended September 30, 2016 related to this issue. These charges result from the disassembly of the FirstVU HD, inspection of all PCB boards and replacement of PCB boards exhibiting contamination issues. Additionally, we scrapped approximately $1,000,000 of cable assemblies and older versions of our products in the nine months ended September 30, 2016, which also increased our cost of revenues.

Cost of sales as a percentage of revenues increased to 61% during the nine months ended September 30, 2016 compared to 55% for the nine months ended September 30, 2015. We believe our gross margins should return to more normal levels in future quarters. Our goal is to maintain cost of sales as a percentage of revenues at 40% or less during the remainder of 2016 and beyond.

Gross Profit

Gross profit for the nine months ended September 30, 2016 and 2015 was $5,152,426 and $6,785,708, respectively, a decrease of $1,633,282 (24%). The decrease is commensurate with the 12% decrease in sales for the nine months ended September 30, 2016 and cost of sales as a percentage of revenues increasing to 61% during the nine months ended September 30, 2016 from 55% for the nine months ended September 30, 2015. We believe that gross margins will improve during the balance of 2016 because we have corrected the workmanship and other issues affecting our FirstVU HD product during recent quarters, including the PCB contamination issue addressed in the second and third quarters 2016. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800 and FirstVU HD, as they continue to gain traction in the marketplace and we increase commercial production in 2016. In addition, as revenues increase from these products, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13,624,619 and $11,706,650 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1,917,969 (16%). Overall selling, general and administrative expenses as a percentage of sales increased to 104% in 2016 from 78% in 2015. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2016	2015
Research and development expense	$2,353,081	$2,247,863
Selling, advertising and promotional expense	3,295,743	2,951,791
Stock-based compensation expense	1,203,312	1,077,485
Professional fees and expense	1,487,657	980,144
Executive, sales and administrative staff payroll	3,259,773	2,100,545
Other	2,025,053	2,348,822
Total	$13,624,619	$11,706,650

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,353,081 and $2,247,863 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $105,218 (5%). We employed a total of 29 engineers at September 30, 2016 compared to 24 engineers at September 30, 2015, most of whom are dedicated to research and development activities for new products. Research and development expenses as a percentage of total revenues were 18% for the nine months ended September 30, 2016 compared to 15% for the nine months ended September 30, 2015. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU). We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,295,743 and $2,951,791 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $343,952 (12%). Salesman salaries and commissions represent the primary components of these costs and were $2,358,745 for the nine months ended September 30, 2016 compared to $2,293,233 for the nine months ended September 30, 2015, an increase of $65,512 (3%). The overall effective commission rate was 18.0% and 15.3% for nine months ended September 30, 2016 and 2015, respectively. We hired additional territory salesmen during the last half of 2015, which contributed to the increased effective commission rate for the nine months ended September 30, 2016.

Promotional and advertising expenses totaled $936,998 during the nine months ended September 30, 2016 compared to $658,558 during the nine months ended September 30, 2015, an increase of $278,440 (42%). The increase is primarily attributable to us becoming the title sponsor in 2015 of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. Our net promotional expense related to sponsorship of the 2016 tournament was $499,271 compared to $172,623 for the 2015 tournament, an increase of $326,648.

Stock-based compensation expense. Stock based compensation expense totaled $1,203,312 and $1,077,485 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $125,827 (12%). The increase is primarily due to the amortization of the restricted stock granted during 2015 and 2016 to our officers and other employees that had the effect of increasing the stock compensation expense for the nine months ended September 30, 2016 compared to 2015. The total number of restricted shares granted and our market stock price was higher on the specific dates of the 2015 and 2016 stock grants compared to previous years. This increased the grant date fair value attributable to the restricted stock grants which is amortized to expense over their respective vesting periods.

Professional fees and expense. Professional fees and expenses totaled $1,487,657 and $980,144 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $507,513 (52%). The increase in professional fees and expenses in the nine months ended September 30, 2016 compared to 2015 is primarily attributable to higher board of directors’ fees and litigation expenses related to the Utility, Taser, and WatchGuard lawsuits. We expect litigation expense to trend higher during the remainder of 2016 and 2017 as we commence the jury trial in the Utility lawsuit and discovery activities in the Taser and WatchGuard lawsuits. We intend to pursue recovery from Utility, Taser, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $3,259,773 and $2,100,545 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1,159,228 (55%). This increase is attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical and marketing support was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key employees and certain executives received raises or bonuses after several years of salaries being frozen. A special bonus of $630,000 was awarded to our CEO in 2016, which did not occur in the comparable period 2015.

Other. Other selling, general and administrative expenses totaled $2,025,053 and $2,348,822 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $323,769 (14%). The decrease in other expenses in the nine months ended September 30, 2016 compared to 2015 is primarily attributable to decreased consulting, and contract labor expenses. We utilized consultants to help design, develop and launch a new corporate website in 2015. Additionally, we converted several associates who were contract labor in the technical support area in 2015 to full-time employees in 2016.

Operating Loss

For the reasons previously stated, our operating loss was $8,472,193 and $4,920,942 for the nine months ended September 30, 2016 and 2015, respectively, a deterioration of $3,551,251 (72%). Operating loss as a percentage of revenues deteriorated to 65% in 2016 compared to 33% in 2015.

Interest Income

Interest income increased to $22,103 for the nine months ended September 30, 2016 from $12,573 in 2015.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of September 30, 2016 and 2015. The warrant derivative liability balance was $2,186,214 and $67,053 as of December 31, 2014 and 2015, respectively,

The holder of the Secured Convertible Notes exercised 212,295 of its warrants on March 24, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $340,722 compared to the estimated warrant derivative balance. The resulting derivative balance of $1,769,467 was offset against the warrant derivative liability during the nine months ended September 30, 2015. The holder of the Secured Convertible Notes exercised 37,800 of its warrants on April 9, 2015, with the change in value of the warrant derivative through the date of the exercise resulting in a gain of $127,951 compared to the estimated warrant derivative balance. The resulting derivative balance of $447,361 was offset against the warrant derivative liability during the nine months ended September 30, 2015. The changes in fair value of the warrant derivatives related to the unexercised warrants resulted in a loss of $175,000 for the three months ended March 31, 2015, a loss of $11,890 for the three months ended June 30, 2015, and a gain of $89,645 for the three months ended September 30, 2015. The net change in warrant derivative liabilities resulted in a gain of $371,428 for the nine months ended September 30, 2015.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $18,740 for the nine months ended September 30, 2016. The warrant derivative liability balance was $48,313 as of September 30, 2016.

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

Secured Convertible Notes Issuance Expenses

We elected to account for and record our secured convertible note payable on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense during the nine months ended September 30, 2016 and 2015. Such costs totaled $0 and $93,845 at September 30, 2016 and 2015, respectively. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap.

Other Income (Expense)

Other income was $0 for the nine months ended September 30, 2016 from $1,878 in 2015.

Interest Expense

We incurred interest expense of $2,438 and $280,972 during the nine months ended September 30, 2016 and 2015. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in the first quarter 2015.

We amortized to interest expense $0 and $101,571, representing the discount associated with the $2.5 million subordinated note during the nine months ended September 30, 2016 and 2015, respectively and the remaining unamortized discount was $0 at September 30, 2016 and 2015.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $8,433,788 and $9,344,263 for the nine months ended September 30, 2016 and 2015, respectively, an improvement of $910,475 (10%).

Income Tax Benefit

We recorded no income tax expense related to our loss for the nine months ended September 30, 2016 due to our overall net operating loss carryforwards available. We have determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2016 because we remain in a three-year cumulative tax loss position. During 2016, we increased our valuation reserve on deferred tax assets by $3,110,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $37,514,000 of net operating loss carryforwards and $1,822,000 of research and development tax credit carryforwards as of September 30, 2016 available to offset any future net taxable income.

Net Loss

As a result of the above, for the nine months ended September 30, 2016 and 2015, we reported a net loss of $8,433,788 and $9,344,263 for the nine months ended September 30, 2015 and 2014, respectively, an improvement of $910,475 (10%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.59 and $2.29 for the nine months ended September 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2016 and 2015.

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

We believe we may have to supplement our liquidity to support our operations for the remainder of 2016 and 2017, given our recent history of net operating losses and negative cash flows. We do not believe that traditional banking indebtedness will be available to us given our recent operating history, however the Company has outstanding warrants to acquire approximately 1,600,000 common shares with a weighted average exercise price of $13.26. Such warrants could be utilized to provide near-term liquidity and the Company may undertake a strategy to induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis. The Company has had preliminary discussions with the two primary warrant holders in that regard. Based on such discussions, we believe that our strategy to induce the exercise of all or a portion of the outstanding warrants could be a viable strategy should the Company need to supplement its near-term liquidity. However, there can be no assurance that the Company will be able to induce the exercise of outstanding warrants and what terms/inducement may be required to successfully induce the holders to exercise such warrants. Ultimately, the Company must restore profitable operations and positive cash flows in order to provide liquidity to support its operations and, if necessary, to raise capital on commercially reasonable terms in 2017 and beyond. In addition, if the need arises, we may seek commercial credit facilities, including traditional bank borrowings, to improve our liquidity position and to finance growth opportunities or future capital needs that may arise.

We have warrants outstanding exercisable to purchase 1,599,290 shares of common stock at a weighted average exercise price $13.26 per share outstanding as of September 30, 2016. In addition, there are common stock purchase options outstanding covering 365,190 shares at an average price of $18.35 per share. The exercise of these common stock equivalents would provide us with an additional potential source of liquidity if and when they are exercised.

We had $1,815,699 of available cash and equivalents and net working capital of approximately $11.7 million as of September 30, 2016. Net working capital as of September 30, 2016 includes approximately $2.5 million of accounts receivable and $10.4 million of inventory.

Cash and cash equivalents balances: As of September 30, 2016, we had cash and cash equivalents with an aggregate balance of $1,815,699, a decrease from a balance of $6,924,079 at December 31, 2015. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $5,108,380 net decrease in cash during the nine months ended September 30, 2016:

●	Operating activities:	$4,726,611 of net cash used in operating activities. Net cash used in operating activities was $4,726,611 and $7,031,956 for the nine months ended September 30, 2016 and 2015, respectively, an improvement of $2,305,345. The improvement was primarily the result of our net loss being less in 2016 along with decreases in accounts receivable, and increases in deferred revenue, accounts payable and accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2016, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$373,907 of net cash used in investing activities. Cash used in investing activities was $373,907 for the nine months ended September 30, 2016 compared to cash provided by investing activities of $1,105,226 for the nine months ended September 30, 2015. In 2016, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In 2015, we incurred costs for new work stations and computers for recently hired associates. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital.

●	Financing activities	$7,862 of net cash used in financing activities. Cash used in financing activities was $7,862 for the nine months ended September 30, 2016 compared to cash provided by financing activities of $10,689,775 for the nine months ended September 30, 2015. We received $19,055 of proceeds in the nine months ended September 30, 2016 from the exercise of common stock warrants and options compared to $2,133,889 for the nine months ended September 30, 2015. On July 22, 2015 we closed a $12.0 million offering of the Company’s common stock and common stock purchase warrants. After placement agent fees and other estimated offering expenses, the net offering proceeds to the Company totaled approximately $11.2 million prior to any exercise of the warrants. Proceeds of the offering were used to repay the $2.5 million principal amount of the subordinated notes. We paid $93,845 of debt issuance costs in the nine months ended September 30, 2015 related to the $2.0 million Secured Convertible Note. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $5,108,380 to $1,815,699 for the nine months ended September 30, 2016.

Commitments:

We had $1,815,699 of cash and cash equivalent balances and net positive working capital approximating $11.7 million as of September 30, 2016. Accounts receivable balances represented $2,517,518 of our net working capital at September 30, 2016. We intend to collect our outstanding receivables on a timely basis during 2016, which would help to provide positive cash flow to support our operations during the balance of 2016. Inventory represented $10,412,276 of our net working capital at September 30, 2016 and finished goods represented $7,452,101 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during the balance of 2016 by our sales activities, which should provide additional cash flow to help support our operations during 2016.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2016.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the nine months ended September 30, 2016 and 2015 was $298,293 and $302,414, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2016 (period from October 1, 2016 to December 31, 2016)	$110,644
2017	445,449
2018	451,248
2019	457,327
2020	154,131
$1,618,799

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $18,911 and $19,957 for the nine months ended September 30, 2016 and 2015, respectively.

Following is a summary of our licenses as of September 30, 2016:

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

On September 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016 and summary judgment motions have been filed by both parties which are currently under review and consideration by the court. The jury trial date is scheduled for June 2017 should the parties not settle the matter. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue the Company’s claims either through summary judgment motions prior to trial or the jury trial itself and it intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. The Company won its motion to commence discovery on the bribery related claims, which discovery commenced in October 2016. The Court has yet to rule on Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is in the early stage of discovery.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement (the “Agreement”) under which it became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. The Agreement provides the Company with naming rights and other benefits for the annual Tournament for the years 2015 through 2019 in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$$475,000
2017	$$475,000
2018	$$500,000
2019	$$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to, a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded net sponsorship expenses of $497,235 and $172,623 during the three months ended September 30, 2016 and 2015, respectively, and $499,271 and $172,623 for the nine months ended September 30, 2016 and 2015, respectively. Such net sponsorship expense includes the sponsorship fee and other costs related to the 2015 and 2016 Tournaments that have been completed.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of September 30, 2016.

401(k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $46,346 and $47,220 for the three months ended September 30, 2016 and 2015, respectively, and $135,058 and $121,920 for the nine months ended September 30, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements that require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of September 30, 2016, the Company had advanced a total of $39,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is partially owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company pays the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas. As of September 30, 2016, the Company had advanced a total of $123,459 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $198.9 million since we commenced deliveries during 2006. As of September 30, 2016 and December 31, 2015, we had provided a reserve for doubtful accounts of $70,000 and $74,997, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2016. However, if the balance due from any significant customer ultimately become uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw material and component parts	$4,168,866	$3,833,873
Work-in-process	246,767	134,641
Finished goods	7,452,101	7,895,663

Subtotal	11,867,734	11,864,177
Reserve for excess and obsolete inventory	(1,455,458)	(1,202,411)

Total	$10,412,276	$10,661,766

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 12.3% of the gross inventory balance at September 30, 2016, compared to 10.1% of the gross inventory balance at December 31, 2015. We had $1,455,458 and $1,202,411 in reserves for obsolete and excess inventories at September 30, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $4,168,866 and $3,833,873 at September 30, 2016 and December 31, 2015, respectively, an increase of $334,993 (9%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,452,101 and $7,895,663 at September 30, 2016 and December 31, 2015, respectively, a decrease of $443,562 (6%). The decrease in finished goods was primarily in DVM-750 and FirstVU HD products. Finished goods at September 30, 2016 consist primarily of the Laser Ally products, and our DVM-750 products for expected orders. The increase in the inventory reserve is due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. We believe the established reserves are appropriate given our inventory levels at September 30, 2016.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $227,459 as of September 30, 2016 compared to $159,838 as of December 31, 2015 primarily for expected replacements associated with extended batteries for select FirstVU HD customers. We will monitor our reserve for the warranty claims related to our FirstVU HD and DVM-800 products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims for such products than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 40,000 stock options granted during the nine months ended September 30, 2016.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 30, 2016 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2015, cumulative valuation allowances in the amount of $18,105,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $21,215,000 to fully reserve our deferred tax assets at September 30, 2016. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2016 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2016 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$-	$-	$48,313	$48,313
	$-	$-	$48,313	$48,313

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature; however, generally we generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

On September 4, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016 and summary judgment motions have been filed by both parties which are currently under review and consideration by the court. The jury trial date is scheduled for June 2017 should the parties not settle the matter. The Company believes that the USPTO’s final decision issued on July 27, 2015 will provide it with substantial basis to pursue the Company’s claims either through summary judgment motions prior to trial or the jury trial itself and it intends to pursue recovery from Utility, its insurers and other parties, as appropriate.

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. The Company won its motion to commence discovery on the bribery related claims, which discovery commenced in October 2016. The Court has yet to rule on Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is in the early stage of discovery.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d) Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—	—	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—
January 1 to 31, 2016	—	—	—	—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016	—	—	—	—
April 1 to 30, 2016	—	—	—	—
May 1 to 31, 2016	—	—	—	—
June 1 to 30, 2016	—	—	—	—
July 1 to 31, 2016	—	—	—	—
August 1 to 31, 2016	—	—	—	—
September 1 to 30, 2016	—	—	—	—

[1]	On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. No shares have been repurchased under this program as of September 30, 2016. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.

[2]	The Stock Repurchase Program authorizes the repurchase of up to $2.5 million of common stock. No shares have been repurchased under this program as of September 30, 2016. The number of shares yet to be purchased is variable based upon the purchase price of the shares at the point in time they are acquired.

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

Date: November 10, 2016

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

