Form 10-K
period 2016-12-31
DIGITAL ALLY INC
filed 2017-03-28
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($3.88) of the registrant’s most recently completed second fiscal quarter was: $17,605,252.

The number of shares of our common stock outstanding as of March 27, 2017 was: 5,679,731

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2016

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

Part I

Item 1. Business.

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats, a miniature digital video system designed to be worn on an individual’s body; a hand-held laser speed detection device that it is offering primarily to law enforcement agencies; and cloud storage solutions. We have active research and development programs to adapt its technologies to other applications. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. We sell our products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2017.

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

Products

We produce and sell digital audio/video recording, storage and other products in law enforcement and commercial applications. These product series have been used primarily in law enforcement and private security applications, both of which use the core competency of our technology in digital video compression, recording and storage. During 2011, we completed the launch of several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications which served to greatly diversify our addressable market. We have launched additional derivative products during 2012 through 2016 that address law enforcement, private security and commercial fleet applications. We also intend to produce and sell other digital video products in the future that will continue to expand our reach beyond the traditional law enforcement, private security and commercial fleet applications. We have developed and continue to develop both local server and cloud based storage, archiving and search capabilities that provide customers with innovative, useful and secure methods to store and maintain their audio/video data. These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored. The following describes our product portfolio.

In-Car Digital Video Mirror System for law enforcement – DVM-100, DVM-400, DVM-750, DVM-800 and DVM-800 HD

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

Our in-car digital video rear view mirror has the following features:

●	wide angle zoom color camera;

●	standards-based video and audio compression and recording;

●	system is concealed in the rear view mirror, replacing factory rear view mirror;

●	monitor in rear-view mirror is invisible when not activated;

●	eliminates need for analog tapes to store and catalogue;

●	easily installs in any vehicle;

●	ability to integrate with body-worn cameras including auto-activation of either system;

●	archives audio/video data to the cloud, computers (wirelessly) and to compact flash memory, or file servers;

●	900 MHz audio transceiver with automatic activation;

●	marks exact location of incident with integrated GPS;

●	playback using Windows Media Player;

●	optional wireless download of stored video evidence;

●	proprietary software protects the chain of custody;

●	and records to rugged and durable solid state memory.

Compact HD Quality In-Car Digital Video (not in a rear-view mirror)- MicroVu HD for law enforcement

The MicroVu is a compact in-car video system that is mobile (not mounted in a rear-view mirror) which provides up to 1080p HD video recording. The MicroVu is very compact as the complete system is only 4” long by 1” high. The MicroVu is designed for simple installation and features advanced automatic login (RFID log-in) and interoperability with our body cameras through our VuLink products. The primary user of the MicroVu system is law enforcement although derivative models may appeal to the commercial fleet market in particular the over the road trucking market.

In-Car Digital Video “Event Recorder” System –DVM-250 Plus for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools they need to increase driver safety, track assets in real-time and minimize the company’s liability risk all while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our DVM-250 Plus event recorders that provides all types of commercial fleets with features and capabilities that are fully-customizable, consistent with their specific application and inherent risks. The DVM-250 Plus is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-800 law enforcement mirror systems at a lower price point. The DVM-250 Plus is designed to capture “events,” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. These markets may find our units attractive from both a feature and cost perspective, compared to other providers. Our marketing efforts indicate that these commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

Digital Ally offers a suite of data management web-based tools to assist fleet managers in the organization, archival, and management of videos and telematics information. Within the suite, there are powerful mapping and reporting tools that help optimize efficiency, serve as excellent training tools for teams on safety and ultimately generate a significant return on investment for the organization.

Miniature Body-Worn Digital Video System – FirstVU HD for law enforcement and private security

This system is also a derivative of our in-car video systems, but is much smaller and lighter and more rugged and water-resistant to handle a hostile outdoor environment. These systems can be used in many applications in addition to law enforcement and private security and are designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Current systems offered by competitors are digital based, but generally require a battery pack and/or storage device to be connected to the camera by wire or other means. We believe that our FirstVU HD product is more desirable for potential users than our competitors’ offerings because of its video quality, small size, shape and lightweight characteristics. Our FirstVU HD integrates with our in-car video systems through our patented VuLink system allowing for automatic activation of both systems.

VuLink, VuVault.net and FleetVU Manager

The VuLink system provides our law enforcement customers with audio/video surveillance from multiple vantage points in order to more fully capture an event and it allows the operator to quickly and easily reassemble the various recording devices. The VuLink enables body cameras and in-car video systems to be automatically or manually activated simultaneously.

VuVault.net is a cost-effective, fully expandable, law enforcement cloud storage solution powered by Amazon Web Services that provides CJIS compliant redundant, and security-enhanced storage of all uploaded videos.

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

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may address markets for private security, homeland security, mass transit, healthcare, general retail, general consumer and other commercial markets. We have made inroads into certain commercial fleet and the ambulance service provider market, confirming that our DVM-250 Plus product and FleetVU Manager can become a significant revenue producer for us.

Law Enforcement

We believe that law enforcement already recognizes a valuable use of our various digital audio/video products for the recording of roadside sobriety tests. Without some form of video or audio recording, court proceedings usually consist of the police officer’s word against that of the suspect. Records show that conviction rates increase substantially where there is video evidence to back up officer testimony. Video evidence also helps to protect police departments against frivolous lawsuits.

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

Schools

We believe our products and offerings may be of benefit in kindergarten through twelve grade school systems. We are currently assessing our entry into this potential market through several pilot tests. Preliminary results have been positive and we believe this new market will represent a substantial new addressable market for our mobile audio/video recording products in 2017.

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

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We also use more than one source for circuit board assembly to ensure a reliable supply over time. We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property and will continue this practice. In addition, such technicians are valuable in our service and repair business to support our growing installed customer base.

We also contract with two manufacturers that have manufacturing facilities in Asia for the production of our DVM-100, DVM-400, DVM-250 Plus, DVM-800 and DVM-800 HD products. The contracts are general in nature addressing confidentiality and other matters, have no minimum purchase requirements and require the acceptance of specific purchase orders to support any product supply acquisitions. We have started using additional contract manufacturers based in the United States for these product lines to further mitigate any supply disruption risk and ensure competitive pricing. We typically perform final assembly, testing and quality control functions for these products in our Lenexa, Kansas facility.

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

The following is a summary of our license agreements as of December 31, 2016:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2017	Automatically renews for one year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2017	Automatically renews for one year periods unless terminated by either party.

Software development and software services agreement	June 2015	June 2017	Renewable by mutual agreement of the parties unless terminated by Digital Ally for convenience.

Sales and Marketing

In recent years, we have changed principally to an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities. In this connection, we have reduced the size of certain territories and consequently increased the sales personnel and changed the number of domestic sales territories to 21 in order to better penetrate the market. The direct territory sales team is supported by a team of eight inside sales coordinators, and a telesales specialist and a pre-sales solution design team. We have also added a bid specialist to coordinate large bid opportunities. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct companies with competitive technology and products in the law enforcement and surveillance markets for all of our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Watchguard, Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell or may in the future sell in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include TASER International, Inc. (“Taser”), Reveal Media and VieVU, Inc. We face similar and intense competitive factors for our event recorders in the mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

The commercial fleet security and surveillance markets likewise are also very competitive. There are direct competitors for our DVM-250 Plus “event recorders,” which several may have greater financial, technical marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sector include Lytx, Inc. (previously DriveCam, Inc.) and SmartDrive Systems.

Intellectual Property

Our ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products. However, we license the critical technology on which our products are based from third parties, including Sasken-Ingenient Technologies, Inc., Pixel Forensics and Lead Technologies.

Some of our patent applications are still under review by the U.S. Patent Office and, therefore, we have not yet been issued all of the patents that we applied for in the United States. We were issued several patents in recent years, including a patent on our VuLink product which provides automatic bi-directional triggering of our body-worn camera and our in-car video systems. No assurance can be given which, or any, of the patents relating to our existing technology will be issued from the United States or any foreign patent offices. Additionally, no assurance can be given that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our DVM-100, DVM-250, DVM-400, DVM-800 and DVM-800 HD products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as that of the third party manufacturers.

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

Taser, a competitor in our body-camera market, requested that the United States Patent & Trademark Office (“USPTO”) commence an ex parte reexamination of our U.S. Patent No. 8,781,292 (‘292 Patent). The USPTO granted this request and has completed its reexamination. The USPTO has confirmed the validity of our ‘292 patent which relates to our auto-activation technology for law enforcement body cameras. We have filed suit in the U.S. District Court for the District of Kansas against Taser, alleging willful patent infringement against Taser’s Axon body camera product line. On February 2, 2016, we received notification that the USPTO has issued another patent relating to our auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (“the ‘452 patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle. We have added Taser’s willful infringement of the ‘452 patent to our existing lawsuit. Taser has recently requested that the USPTO institute new Inter Partes Reviews (“IPR”) of our ‘292 patent and we have filed an objection to the USPTO instituting the IPR.

Despite the USPTO’s recognition of the validity of the ‘292 patent and ‘452 patent, TASER continues to offer for sale, sell, and market its Axon technology in disregard of our federally protected patent rights. As a result, we are aggressively challenging Taser’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing Taser from continuing to sell its Axon Signal technology.

On May 27, 2016 we filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), alleging patent infringement of our ‘292 patent based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. We intend to aggressively challenge Watchguard’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing Watchguard from continuing to sell its auto-activation technology embodied within its body-worn and in-car video systems. The Company is reviewing other competitors products for possible infringement of the ‘292’ patent but have not commenced any additional actions at this point in time.

We believe the outcome of these infringement lawsuits, and in particular the Taser lawsuit will have meaningful effects upon the entire body-worn camera market within the United States over the foreseeable future. The auto-activation technology protected by our ‘292 patent is quickly becoming standard within the industry, therefore if we are successful in challenging Taser and Watchguard’s infringing conduct, it will have a substantial and positive impact upon our future revenue streams.

Employees

We had 154 full-time employees as of December 31, 2016. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We entered into a non-cancellable, long-term facility lease in September 2012 to combine all of our operations into one location, commencing in November 2012. Our facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219. The lease will terminate on April 1, 2020. The monthly rent ranges from $35,634 to $38,533 over the term.

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

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas (2:13-cv-02550-SAC) to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 Patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ‘556 Patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of its mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 Patent would create liability for them for patent infringement. The Company rejected Utility’s assertion and is vigorously defending the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded as it relates to the USPTO.

On June 6, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent and the United States Court of Appeals for the Federal Circuit full denial of Utility’s appeal, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Taser used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Taser announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Taser had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Taser’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Taser is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Taser has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, be stayed while its inter partes review is being considered by the USPTO. Digital Ally has filed a motion to deny the stay and both motions. On March 20, 2017 the Court granted Taser’s motion to stay in part and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Taser’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes reviews between June 2017 and August 2017.

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

Year Ended December 31, 2016	High Close	Low Close
1st Quarter	$6.75	$4.72
2nd Quarter	$4.79	$3.56
3rd Quarter	$6.69	$3.76
4th Quarter	$6.40	$4.15

Year Ended December 31, 2015
1st Quarter	$15.46	$10.27
2nd Quarter	$18.30	$12.42
3rd Quarter	$13.82	$5.84
4th Quarter	$7.90	$3.99

Holders of Common Stock

As of December 31, 2016, we had approximately 89 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 28 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2016 total 26,813.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2006 Plan terminated in 2016 with 30 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2016 total 64,955.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. At December 31, 2016, there were 9 shares reserved for awards available for issuance under the 2007 Plan.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. At December 31, 2016, there were 74 shares reserved for awards available for issuance under the 2008 Plan.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2016, there were 39 shares reserved for awards available for issuance under the 2011 Plan.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2016, there were 100 shares reserved for awards available for issuance under the 2013 Plan.

On March 27, 2015, our board of directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 to increase the number of shares authorized and reserved for issuance under the 2015 Plan to a total of 750,000. At December 31, 2016, there were 200,550 shares reserved for awards available for issuance under the 2015 Plan, as amended.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the SEC which registered a total of 1,925,000 shares issued or to be issued upon exercise of the stock options underlying the various stock option plans

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	272,081	$18.26	200,763
Equity compensation plans not approved by stockholders	90,359	$19.05	9
Total all plans	362,440	$18.46	200,772

Recent Sales of Unregistered Securities

On December 30, 2016, the Company completed a Private Placement of $4.0 million in principal amount of 8%Secured Convertible Debentures (the “Debentures”) and common stock warrants (the “Warrants”) to two institutional investors. The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers signatory thereto (the “Holders”). The Private Placement resulted in gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction which totaled $281,570. The proceeds will be used for general corporate purposes. WestPark Capital acted as Placement Agent for the Company in the transaction and received a fee of $200,000 for its services. In addition, it will receive a fee of 3% of the gross proceeds the Company derives from the exercise of the Warrants.

Prior to the maturity date, the Debentures bear interest at 8% per annum with interest payable in cash quarterly in arrears on the first business day of each calendar quarter following the issuance date. The Debentures rank senior to the Company’s existing and future indebtedness of the Company and are secured by substantially all tangible and certain intangible assets of the Company. The Company agreed to maintain cash balance of $500,000 while the Debentures are outstanding.

The Debentures are convertible at any time six months after their date of issue at the option of the holders into shares of the Company’s common stock at $5.00 per share. The Debentures mature on March 30, 2018. The Warrants are exercisable to purchase up to an aggregate of 800,000 shares of the Company’s common stock commencing on the date of issuance at an exercise price of $5.00 per share. The Warrants will expire on the fifth anniversary of their date of issuance. The conversion price and exercise price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The offers and sales of securities in the Private Placement were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the Private Placement.

( c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]

August 25 to 31, 2015	—-	—-	—-	—-
September 1 to 30, 2015	—-	—-	—-	—-
October 1 to 31, 2015	—-	—-	—-	—-
November 1 to 30, 2015	—-	—-	—-	—-
December 1 to 31, 2015	—-	—-	—-	—-
January 1 to 31, 2016	—-	—-	—-	—-
February 1 to 29, 2016	—-	—-	—-	—-
March 1 to 31, 2016	—-	—-	—-	—-
April 1 to 30, 2016	—-	—-	—-	—-
May 1 to 31, 2016	—-	—-	—-	—-
June 1 to 30, 2016	—-	—-	—-	—-
July 1 to 31, 2016	—-	—-	—-	—-
August 1 to 31, 2016	—-	—-	—-	—-
September 1 to 30, 2016	—-	—-	—-	—-
October 1 to 31, 2016	—-	—-	—-	—-
November 1 to 30, 2016	—-	—-	—-	—-
December 1 to 31, 2016	—-	—-	—-	—-

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. No shares have been repurchased under this program as of December 31, 2016. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2015 and 2016; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our newer products, and the degree to which the interest shown in our products, including the FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2017; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Taser and WatchGuard will achieve their intended objectives; (34) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Taser and Utility Associates respecting us, our products and customers; (35) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (36) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (37) whether this technology will have a significant impact on our revenues in the long-term; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for law enforcement, private security, commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. Since then we have developed additional innovative in-car digital video products, including the DVM-100, DVM-400, DVM-800, DVM-800 HD and MicroVU HD, and body worn camera (FirstVU HD) products designed for law enforcement and private security usage. We have also launched the following new products in recent years: the FirstVU HD; DVM-800; DVM-800 HD; the MicroVU HD; the patented VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and the line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We launched the DVM-800 HD in 2016 and have additional research and development projects that we anticipate will result in several new product launches in 2017 in order to broaden our potential customer base beyond the historical law enforcement, private security and commercial fleet channels. We believe that the launch of these new products will help to diversify and expand the addressable market for our product offerings.

We experienced operating losses for all the quarters during 2016 and 2015. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total revenue	$3,445,610	$4,339,527	$4,384,411	$4,404,943	$5,051,119	$5,096,088	$5,634,237	$4,248,764
Gross profit	148,807	2,033,571	1,265,236	1,853,619	1,563,647	2,039,774	3,092,194	1,653,740
Gross profit margin percentage	4.3%	46.9%	28.9%	42.1%	31.0%	40.0%	54.9%	38.9%
Total selling, general and administrative expenses	4,162,802	5,275,212	4,157,893	4,191,514	4,264,176	4,180,559	3,909,156	3,616,935
Operating loss	(4,013,995)	(3,241,641)	(2,892,657)	(2,337,895)	(2,700,529)	(2,140,785)	(816,962)	(1,963,195)
Operating margin percentage	(116.5)%	(74.7)%	(66.0)%	(53.1)%	(53.5)%	(42.0)%	(14.5)%	(46.2)%
Net loss	$(4,276,900)	$(3,255,579)	$(2,865,084)	$(2,313,125)	$(2,963,629)	$(2,141,163)	$(792,388)	$(6,410,712)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $4,013,995 on revenues of $3,445,610 for fourth quarter 2016, which continued a series of quarterly losses resulting from competitive pressures and infringement of our patents by direct competitors such as Taser and Watchguard that reduced our revenues and product quality issues that hurt our gross margins.

A number of factors and trends affected our recent performance, which include:

●	Revenues decreased in fourth quarter 2016 to $3,445,610 from $4,339,527 in third quarter 2016, $4,384,411 in second quarter 2016, $4,404,943 in first quarter 2016, $5,051,119 in fourth quarter 2015, $5,096,088 in third quarter 2015 and $5,634,237 in second quarter 2015. We believe the decline in revenues in the last six quarters was attributable in part to Taser stating in a press releases in 2015 that all the claims in one of our patents were determined to be “unpatentable.” We believe its press release was misleading and incorrect, causing confusion and concern in our marketplace, customer base and potential customers. Taser also commenced an action in the USPTO for a reexamination of our ‘292 Patent. A reexamination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The ‘292 Patent relates to the “automatic trigger” that allows our body camera and in-car system to automatically begin recording without the need for law enforcement officers to manually turn them on. The automatic trigger covered by our ‘292 Patent is incorporated in our popular VuLink product. We believe the confusion and misinformation caused by our competitor has impacted our revenues of our VuLink product, our body-worn camera product and in-car systems. Ultimately, the USPTO rejected Taser’s efforts and reconfirmed the validity of the ‘292 patent on January 16, 2016 and we have filed suit alleging willful patent infringement against Taser and later against Watchguard. See “Litigation” for details. However, we believe we continue to suffer from the ongoing perception issues and confusion caused by Taser’s misleading press release and the reexamination of our patent commenced by Taser with the USPTO.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and a trend is developing where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Taser and Watchguard.

●	Our newer products including the DVM-800 and FirstVU HD, introduced in 2013, contributed 59% of total sales for the year ended December 31, 2016, compared to 56% for the comparable period ending December 31, 2015. We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will be disruptive in the market and will lead to an expansion of our overall market share. The DVM-800 HD system provides full 1080P high definition video at a cost effective price point.

●	Service and other revenues increased 35% in the year ended December 31, 2016 from the year ended December 31, 2015. We are concentrating on expanding our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services increased approximately $235,000 in 2016. Additionally, installation service and cloud storage revenues increased approximately $115,000 and $90,000, respectively, for the year ended December 31, 2016 compared to 2015. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers. If successful, we believe that these new market channels could yield substantial recurring service revenues for us in 2017 and beyond. We are testing a new revenue model which involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. This new service revenue model could have a substantial impact on our revenues and improve the stability of our quarter-to-quarter revenues and operating results. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers as it reduces the capital outlay up front and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our gross margins fluctuated significantly because we encountered several product quality issues during 2016. Our gross margin percentage decreased to 4.3% in the fourth quarter 2016 from 46.9% in third quarter 2016, 28.9% in the second quarter 2016, 42.1% in first quarter 2016, 31% in the fourth quarter of 2015 and 40% in the third quarter of 2015. In the fourth quarter 2016, we scrapped approximately $570,000 of inventory, most of which was related to our FirstVU HD product and the product quality issues affecting it. We also increased our reserve for obsolete inventory by approximately $485,000 in fourth quarter 2016 due to newer versions of PCB components making previous versions excess or obsolete and higher levels of used or trade-in inventory and items requiring refurbishment. Our gross margin decline in prior quarters was primarily attributable to the camera cable connector upgrade implemented in the third quarter 2015 to our FirstVU HD product that caused us to rework our entire installed base of FirstVU HD’s and scrap a portion of the original cable assembly. In second quarter 2016, we became aware of workmanship issues on the printed circuit boards (“PCB boards”) used in our FirstVU HD product caused a higher failure rate. The workmanship problems resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory, as well as deployed units in the field that had to be replaced. The PCB boards were supplied by a contract manufacturer who did not follow our specifications for the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. The contract manufacturer corrected its process and quality control procedures to eradicate this issue.

●	Our international revenues increased to $1,191,012 (7% of total revenues) during the year ended December 31, 2016, compared to $148,667 (1% of total revenues) during the year ended December 31, 2015. Our 2016 revenues were aided by approximately $760,000 of revenue from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement to a non-law enforcement international customer that will continue for three years. This order demonstrates the possibilities of deploying our FirstVU HD body cameras across various industries and applications in addition to the traditional law enforcement market.

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

We are a party to operating leases, title sponsorship, and license agreements that represent commitments for future payments (described in Note 11 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2016 and 2015

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2016 and 2015, represented as a percentage of total revenues for each respective year:

	Years Ended
	December 31,
	2016	2015
Revenue	100%	100%
Cost of revenue	68%	58%
Gross profit	32%	42%
Selling, general and administrative expenses:
Research and development expense	19%	15%
Selling, advertising and promotional expense	25%	20%
Stock-based compensation expense	10%	8%
General and administrative expense	53%	37%
Total selling, general and administrative expense	107%	80%
Operating loss	(75%)	(38%)
Change in warrant derivative liabilities	—%	2%
Change in fair value of secured convertible notes payable	—%	(22%)
Secured convertible debentures issuance expenses	(2)%	(1%)
Other income and interest expense, net	—%	(1%)
Loss before income tax benefit	(77%)	(60%)
Income tax expense (benefit)	—%	—%
Net loss	(77%)	(60%)
Net loss per share information:
Basic	$(2.38)	$(2.77)
Diluted	$(2.38)	$(2.77)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price

DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $4,795. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for the years ended December 31, 2016 and 2015 were derived from the following sources:

	Years ended December 31,
	2016	2015
DVM-800	41%	36%
FirstVu HD	18%	20%
DVM-250 Plus	7%	10%
DVM-750	6%	2%
DVM-100 & DVM-400	3%	8%
VuLink	3%	3%
DVM-500 Plus	1%	7%
Cloud service revenue	1%	—%
Repair and service	5%	3%
Accessories and other revenues	15%	11%
	100%	100%

We experienced a change in the sales mix of our products for the year ended December 31, 2016 compared to the year ended December 31, 2015. Our newer products, the DVM-800 and the FirstVU HD, contributed 59% of total sales for the twelve months ended December 31, 2016, compared to 56% for the comparable period ending December 31, 2015.

Product revenues for the years ended December 31, 2016 and 2015 were $15,014,647 and $18,878,301, respectively, a decrease of $3,863,654 (20%), due to the following factors:

●	Our product revenues decreased approximately 20% for the year ended December 31, 2016 compared to the year ended December 31, 2015. We attribute the decrease to ongoing confusion caused by Taser’s misleading press release regarding our patents and the product quality problems with our FirstVU HD product. In addition, we believe that Taser conspired to keep us out of the marketplace by engaging in improper, unethical and unfair competition. In that regard, we have amended our patent infringement lawsuit against Taser to include allegations that Taser bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. We expect FirstVU HD sales to recover during 2017 as we prosecute the patent lawsuits against Taser and WatchGuard. We believe the VuLink product differentiates our product offerings from our competitors and customers will become more familiar with our patented “auto-activation” technology.

●	We shipped ten individual orders in excess of $100,000, for a total of approximately $2,821,000 in revenue for the year ended December 31, 2016 compared to twenty-two individual orders in excess of $100,000, for a total of approximately $3,727,000 in revenue for the year ended December 31, 2015. Our average order size decreased to approximately $2,850 in the year ended December 31, 2016 from $3,060 during the year ended December 31, 2015. Our newer mirror-based products include the DVM-800, which is sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	The DVM-800 and FirstVU HD, introduced in 2013, contributed 59% of total sales for the year ended December 31, 2016, compared to 56% for the comparable period ending December 31, 2015. During 2016, we announced the availability of our new DVM-800 HD in-car video system which provides advanced features, such as full 1080p high definition recordings at a competitive price point. We believe that some customers delayed their orders during 2016 to wait for the DVM-800 HD to become available. We believe future quarters will yield increases in the sales of these newer products.

●	Our international revenues increased to $1,191,012 (7% of total revenues) during the year ended December 31, 2016, compared to $148,667 (1% of total revenues) during the year ended December 31, 2015. Our 2016 revenues were aided by approximately $760,000 of revenue generated by an order from a non-law enforcement international customer for our FirstVU HD body worn cameras, storage systems and extended service agreement. This order demonstrates the possibilities of deploying our FirstVU HD body cameras across various industries and applications in addition to the traditional law enforcement market.

Service and other revenues for the years ended December 31, 2016 and 2015 were $1,559,844 and $1,151,907, respectively, an increase of $407,937 (35%), due to the following factors:

●	Cloud revenues were $147,277 and $58,580 for the years ended December 31, 2016 and 2015, respectively, an increase of $88,697 (151%).We have seen increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2016. We believe 2017 will continue the trend of increased cloud service revenues because we were awarded the FleetVU manager cloud storage contract for 1,550 DVM-250 systems in early 2017.

●	Revenues from extended warranty services were $542,438 and $305,421 for the years ended December 31, 2016 and 2015, respectively, an increase of $237,017 (78%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect to continue the trend of increased revenues from these services to continue in 2017.

●	Installation service revenues were $196,810 and $81,920 for the years ended December 31, 2016 and 2015, respectively, an increase of $114,890 (140%). The increase in 2016 was primarily due to the installation of the non-law enforcement international customer systems mentioned above in international revenues. We believe 2017 will continue the trend of increased installation service revenues because we were awarded a commercial contract to install 1,550 three-camera DVM-250 systems in early 2017.

Total revenues for the years ended December 31, 2016 and 2015 were $16,574,491 and $20,030,208, respectively, a decrease of $3,455,717 (17%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the years ended December 31, 2016 and 2015 was $10,461,064 and $11,526,139, respectively, a decrease of $1,065,075 (9%). The decrease in product cost of goods sold is partially due to the 20% decrease in product revenues offset by the workmanship issues on our PCB boards adversely affecting the FirstVU HD product in 2016. The workmanship issues resulted in a higher than normal rate of contaminated PCB boards in our finished goods inventory, as well as deployed units in the field. The PCB boards were supplied by a contract manufacturer who did not follow our specifications for the flux used in the soldering process for certain of the components utilized in the PCB board assemblies. We incurred total charges to cost of sales approximating $650,000 during the year ended December 31, 2016 related to this issue. These charges result from the disassembly of the FirstVU HD, inspection of all PCB boards and replacement of PCB boards exhibiting contamination issues. Additionally, we scrapped approximately $1,580,000 of cable assemblies and older PCB board versions of our products in the year ended December 31, 2016, which also increased our cost of revenues. We increased the reserve for obsolete and excess inventories by approximately $800,000 during the year ended December 31, 2016 due to increased levels of excess component parts of older versions of PCB boards and legacy products and used trade-in inventory that is in need of refurbishment.

Cost of service and other revenue for the years ended December 31, 2016 and 2015 was $812,194 and $154,714, respectively, an increase of $657,480 (425%). The increase in service and other cost of goods sold is partially due to the 33% increase in service and other revenues in the year ended December 31, 2016 and expected warranty exchanges and/or repairs that are expected to be incurred for certain FirstVU HD customers at December 31, 2016. Additionally, there were increased personnel costs in the warranty repair department for the year ended December 31, 2016 compared to 2015.

Total cost of sales as a percentage of revenues increased to 68% during year ended December 31, 2016 compared to 58% for the year ended December 31, 2015. We believe our gross margins should return to more normal levels in future quarters as we improve revenue levels and reduce product quality issues.

We had $1,999,920 and $1,202,411 in reserves for obsolete and excess inventories at December 31, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $4,015,170 and $3,833,873 at December 31, 2016 and December 31, 2015, respectively, an increase of $181,297 (5%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,215,346 and $7,895,663 at December 31, 2016 and December 31, 2015, respectively, a decrease of $680,317 (9%). The decrease in finished goods was primarily in the DVM-750 and FirstVU HD products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and legacy products. Additionally, we increased our reserves on trade-in inventory and items needing to be refurbished. We believe the reserves are appropriate given our inventory levels at December 31, 2016.

Gross Profit

Gross profit for the years ended December 31, 2016 and 2015 was $5,301,233 and $8,349,355, respectively, a decrease of $3,048,122 (37%). The decrease is commensurate with the 17% decline in revenues for the year ended December 31, 2016 and the cost of sales as a percentage of revenues increasing to 68% during the year ended December 31, 2016 from 58% for the year ended December 31, 2015. We believe that gross margins will improve in 2017 because we have corrected the workmanship and other issues affecting our FirstVU HD product during recent quarters, including the PCB contamination issue addressed in the second and third quarters 2016. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2017. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17,787,421 and $15,970,826 for the years ended December 31, 2016 and 2015, respectively, an increase of $1,816,595 (11%). Selling, general and administrative expenses as a percentage of sales increased to 107% in 2016 from 80% in 2015. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2016	2015
Research and development expense	$3,186,137	$2,980,807
Selling, advertising and promotional expense	4,238,895	3,965,400
Stock-based compensation expense	1,592,365	1,623,033
Professional fees and expense	1,930,625	1,368,758
Executive, sales, and administrative staff payroll	4,115,816	2,941,151
Other	2,723,583	3,091,677
Total	$17,787,421	$15,970,826

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $3,186,137 and $2,980,807 for the years ended December 31, 2016 and 2015, respectively, an increase of $205,330 (7%). We employed a total of 32 engineers at December 31, 2016 compared to 25 engineers at December 31, 2015, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 19% in 2016 compared to 15% in 2015. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $4,238,895 and $3,965,400 for the years ended December 31, 2016 and 2015, respectively, an increase of $273,495 (7%). Salaries and commissions to our sales personnel represent the primary components of these costs and were $3,091,676 and $3,116,729 for the years ended December 31, 2016 and 2015, respectively, a decrease of $25,053 (1%). The effective commission rate was 18.6% for the year ended December 31, 2016 compared to 15.6% for the year ended December 31, 2015.

Promotional and advertising expenses totaled $1,147,219 during the year ended December 31, 2016 compared to $848,671 during the year ended December 31, 2015, an increase of $298,548 (35%). The increase is primarily attributable to us becoming the title sponsor in 2015 of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area. Our net promotional expense related to sponsorship of the 2016 tournament was $499,313 compared to $172,623 for the 2015 tournament, an increase of $326,690 (189%).

Stock-based compensation expense. Stock based compensation expense totaled $1,592,365 and $1,623,033 for the years ended December 31, 2016 and 2015, respectively, a decrease of $30,668 (2%). The decrease is primarily due to the amortization of the restricted stock granted during 2015 and 2016 to our officers, directors, and other employees that had the effect of decreasing the stock compensation expense for the year ended December 31, 2016 compared to 2015.

The total number of restricted shares granted to the Board of Directors, officers and employees decreased to 290,000 shares during the year ended December 31, 2016 compared to 326,500 shares during the year ended December 31, 2015. In addition, the weighted average grant date price of the shares decreased to $4.79 per share during the year ended December 31, 2016 compared to $8.42 per share during the year ended December 31, 2015.

Professional fees and expense. Professional fees and expenses totaled $1,930,625 and $1,368,758 for the years ended December 31, 2016 and 2015, respectively, an increase of $561,867 (41%). Professional fees during 2015 and 2016 were related primarily to normal public company matters, intellectual property matters and litigation matters. The increase in professional fees and expenses in 2016 compared to 2015 is primarily attributable higher board of directors’ fees and litigation expenses related to the Utility, Taser, and WatchGuard lawsuits. We expect litigation expense to trend higher during 2017 as we commence the jury trial in the Utility lawsuit and discovery activities in the Taser and WatchGuard lawsuits. We intend to pursue recovery from Utility, Taser, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $4,115,816 and $2,941,151 for the years ended December 31, 2016 and 2015, respectively, an increase of $1,174,665 (40%). This increase is attributable to the need to hire additional technical support staff to handle field inquiries and installation matters because our installed customer base has expanded and additional technical and marketing support was required for our new products, such as the DVM-800 and FirstVU HD. Additionally, executive payroll increased over prior year levels as key employees and certain executives received raises or bonuses after several years of salaries being frozen. A special bonus of $630,000 was awarded to our CEO in 2016, which did not occur in 2015.

Other. Other selling, general and administrative expenses totaled $2,723,583 and $3,091,677 for the years ended December 31, 2016 and 2015, respectively, a decrease of $368,094 (12%). The decrease in other expenses in 2016 compared to 2015 is primarily attributable to decreased consulting, and contract labor expenses. We utilized consultants to help design, develop and launch a new corporate website in 2015. Additionally, we converted several associates who were contract labor in the technical support area in 2015 to full-time employees in 2016.

Operating Loss

For the reasons previously stated, our operating loss was $12,486,188 and $7,621,471 for the years ended December 31, 2016 and 2015, respectively, a deterioration of $4,864,717 (64%). Operating loss as a percentage of revenues increased to 75% in 2016 from 38% in 2015.

Interest Income

Interest income increased to $26,195 for the year ended December 31, 2016 from $21,156 in 2015.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and 2015. The warrant derivative liability balance was $33,076 and $67,053 as of December 31, 2016 and 2015, respectively.

The holder of the Secured Convertible Notes exercised a total of 250,095 of its warrants during March 2015 and April 2015. The net change in warrant derivative liabilities resulted in a net gain of $371,006 for the year ended December 31, 2015.

There were no exercises of these warrants during 2016 and there remained warrants outstanding to purchase 12,200 shares of common stock as of December 31, 2016 and 2015 that are treated as derivative liabilities. The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $33,977 for the year ended December 31, 2016. The warrant derivative liability balance was $33,076 as of December 31, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for and record our $4.0 million Secured Convertible Note issued during August 2014 on its fair value basis. The holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal balance of the note into 655,738 shares of common stock and 5,475 shares for accrued interest thereon at a conversion rate of $7.32 per share in separate transactions between February 13 and 25, 2015. The increase in fair market value of the 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Accordingly, the total change in fair value of Secured Convertible Notes Payable was a $4,434,383 loss for the twelve months ended December 31, 2015, which was recognized in the Consolidated Statement of Operations.

The Secured Convertible Note Payable issued in August 2014 was fully converted in 2015, therefore there was no change in fair value reflected in 2016. The estimated fair value of the secured convertible debentures issued on December 30, 2016 was considered the same as of December 31, 2016, therefore there was no change in fair value reflected in 2016.

Secured Convertible Debentures Issuance Expense

We elected to account for and record our $4.0 million secured convertible debentures issued during December 2016 and August 2014 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $281,570 and $93,845 at December 31, 2016 and 2015, respectively. The December 31, 2016 expenses included a $200,000 placement agent fee and the remainder was primarily legal fees. The 2015 expenses were attributable to the proxy costs incurred for our Special Meeting of Shareholders held on February 13, 2015 to approve the issuance of shares above the Nasdaq Cap.

Other Income (Expense)

Other income was $0 for the year ended December 31, 2016 from $1,878 in 2015.

Interest Expense

We incurred interest expense of $3,102 and $282,233 during the years ended December 31, 2016 and 2015. We issued an aggregate of $2.5 million principal amount of subordinated notes during 2011, which bore interest at the rate of 8% per annum until the notes were paid in full on July 24, 2015. On August 28, 2014, we issued the $4.0 million Secured Convertible Note bearing interest at the rate of 6% per annum that remained outstanding until its full conversion in the first quarter 2015.

We amortized to interest expense $0 and $115,411, representing the discount associated with the $2.5 million subordinated note during the years ended December 31, 2016 and 2015, respectively and the remaining unamortized discount was $0 at December 31, 2016 and 2015.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $12,710,688 and $12,037,892 for the years ended December 31, 2016 and 2015, respectively, a deterioration of $672,796 (6%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the years ended December 31, 2016 and 2015, respectively, due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2016. During 2016, we increased our valuation reserve on deferred tax assets by $4,350,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $40,100,000 of net operating loss carryforwards and $1,955,000 of research and development tax credit carryforwards as of December 31, 2016 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $12,710,688 and $12,037,892 for the years ended December 31, 2016 and 2015, respectively, a deterioration of $672,796 (6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $2.38 and $2.77 for the years ended December 31, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2016 and 2015 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

On December 30, 2016, we completed a private placement of $4.0 million in principal amount of 8% Secured Convertible Debentures with two institutional investors. Such Debentures bear interest at 8% per annum payable in cash on a quarterly basis and are secured by substantially all of our tangible and certain intangible assets. In addition, we issued the investors warrants to acquire 800,000 shares of common stock at $5.00 per share. The Debentures mature on March 30, 2018 and are convertible at any time six months after their date of issue at the option of the holders into shares of common stock at $5.00 per share. In addition, we can elect to redeem the Debentures at 112% of their outstanding principal balance and could force conversion by the holders if the market price exceeds $7.50 per share for ten consecutive trading days. We are using the proceeds of this private placement for general working capital purposes.

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

If we had to supplement our liquidity to support our operations in 2017, given our recent history of net operating losses and negative cash flows we do not believe that traditional banking indebtedness would be available to us given our recent operating history. In the alternative, we have outstanding warrants exercisable to purchase approximately 2,400,000 common shares with a weighted average exercise price of $10.47 per share, including the recently issued 800,000 warrants at an exercise price of $5.00 per share. We could use such warrants to provide near-term liquidity and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the warrants exercise price was below the then market price of our common stock. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2017 and beyond. In addition, if the need arises and we could qualify, we may seek commercial credit facilities, including traditional bank borrowings, to improve our liquidity position and to finance growth opportunities or future capital needs that may arise.

We had warrants outstanding exercisable to purchase 2,379,290 shares of common stock at a weighted average exercise price $10.47 per share outstanding as of December 31, 2016. In addition, there are common stock options outstanding exercisable to purchase 362,440 shares at an average price of $18.46 per share. The exercise of these common stock equivalents would provide us with an additional potential source of liquidity if and when they are exercised.

We had $4,383,124 of available cash and equivalents (including $500,000 of restricted cash) and net working capital of approximately $11.7 million as of December 31, 2016. Net working capital as of December 31, 2016 includes approximately $2.5 million of accounts receivable and $9.6 million of inventory.

Cash and cash equivalents balances: As of December 31, 2016, we had cash and cash equivalents with an aggregate unrestricted balance of $3,883,124, a decrease from a balance of $6,924,079 at December 31, 2015. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,040,955 net decrease in unrestricted cash during the year ended December 31, 2016:

●	Operating activities:	$5,902,901 of net cash used in operating activities. Net cash used in operating activities was $5,902,901 and $7,686,769 for the year ended December 31, 2016 and 2015, respectively, an improvement of $1,783,868. The improvement was primarily the result of decreases in accounts receivable and inventory, and increases in deferred revenue, accounts payable and accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2017, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$940,711 of net cash used in investing activities. Cash used in investing activities was $940,711 for the year ended December 31, 2016 compared to cash provided by investing activities of $881,047 for the year ended December 31, 2015. In 2016, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In 2015, we incurred costs for new work stations and computers for recently hired associates. In connection with the $4.0 million 8% Secured Convertible Debentures issued in December 2016, we are required to maintain a minimum cash balance of not less than $0.5 million as long as such Debentures remain outstanding. In connection with the $4.0 million Secured Convertible Note issued in August 2014, we were required to maintain a minimum cash balance of not less than $1.5 million until such time as we satisfied all of the “Equity Conditions,” as defined in the $4.0 million Secured Convertible Note (see Note 5). We satisfied the “Equity Conditions” on February 13, 2015 and the restriction on the $1.5 million was lifted and the funds became available for working capital.

●	Financing activities:	$3,802,657 of net cash provided by financing activities. Cash provided by financing activities was $3,802,656 and $10,680,085 for the years ended December 31, 2016 and 2015, respectively. On December 30, 2016 we issued the $4.0 million 8% Secured Convertible Debentures with detachable common stock purchase warrants, the proceeds of which we are using for general working capital purposes. We incurred issuance costs of $281,570 related to the secured convertible debentures in 2016 and $93,845 during 2015 related to the $4.0 million Secured Convertible Note issued in August 2014. We received $119,055 of proceeds in the year ended December 31, 2016 from the exercise of common stock warrants and options compared to $2,133,889 for the year ended December 31, 2015. On July 22, 2015 we closed a $12.0 million offering of our common stock and common stock purchase warrants. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $11.2 million prior to any exercise of the warrants. Proceeds of the offering were used to repay the $2.5 million principal amount of the subordinated notes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in unrestricted cash of $3,040,955 to $3,383,124 for the year ended December 31, 2016.

Commitments:

We had $3,883,124 of cash and cash equivalent balances and net positive working capital approximating $11.7 million as of December 31, 2016. Accounts receivable balances represented $2,519,184 of our net working capital at December 31, 2016. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2017, which would help to provide positive cash flow to support our operations during 2017. Inventory represented $9,586,311 of our net working capital at December 31, 2016 and finished goods represented $7,215,346 of total inventory. We are actively managing the level of inventory and our goal is to reduce such levels during 2017 by our sales activities, which should provide additional cash flow to help support our operations during 2017.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2016.

Lease commitments-Operating Leases. We have a long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2016 and 2015 was $397,924 and $401,845, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2017	$445,449
2018	451,248
2019	457,327
2020	154,131
$1,508,155

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $25,161 and $26,454 for the years ended December 31, 2016 and 2015, respectively.

Following is a summary of our licenses as of December 31, 2016:

License Type	Effective Date	Expiration Date	Terms

Production software license agreement	April 2005	April 2017	Automatically renews for one-year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2017	Automatically renews for one-year periods unless terminated by either party.

Software development and software services agreement	June 2015	June 2017	Renewable by mutual agreement of the parties unless terminated by Digital Ally for convenience.

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

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas (2:13-cv-02550-SAC) to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 Patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ‘556 Patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of its mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 Patent would create liability for them for patent infringement. The Company rejected Utility’s assertion and is vigorously defending the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded.

On June 6, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent and the United States Court of Appeals for the Federal Circuit full denial of Utility’s appeal, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Taser used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Taser announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Taser had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Taser’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Taser is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Taser has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, be stayed while its inter partes review is being considered by the USPTO. Digital Ally has filed a motion to deny the stay and both motions. On March 20, 2017 the Court granted Taser’s motion to stay in part and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Taser’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes reviews between June 2017 and August 2017.

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

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

Sponsorship. On April 16, 2015 we entered into a Title Sponsorship Agreement under which we became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. Such Agreement provides us with naming rights and other benefits for the annual Tournament for the years 2015 through 2019 in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

We have the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to, a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. We recorded a net sponsorship expense of $499,313 and $172,623 for the years ended December 31, 2016 and 2015, respectively. Such expense was included in sales and promotional expense in the accompanying statement of operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of our common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. We had not repurchased any shares under this program as of December 31, 2016.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $184,642 and $163,227 for the years ended December 31, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements that require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of December 31, 2016, the Company had advanced a total of $47,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2016, the Company had advanced a total of $169,048 pursuant to this agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in note 1 to our consolidated financial statements included in Item 1, “Financial Statements”, of this report. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes; and

●	Determination of Fair Value Calculation for Financial Instruments and Derivatives; and

●	Going Concern Analysis.

Revenue Recognition / Allowances for Doubtful Accounts.

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product.

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheets until payments are remitted.

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue and software revenue. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service or other software-based are treated as deferred revenue and recognized over the term of the contracted warranty or service period on a straight line method.

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty on a straight line method.

Multiple element arrangements consisting of product, software, cloud and extended warranties are offered to our customers. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed using vendor-specific objective evidence by utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include future in-car or body-worn camera devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third-party evidence of selling price.

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. We also have commercial customers and international distributors who may present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $202.4 million since we commenced deliveries during 2006. As of December 31, 2016 and December 31, 2015, we had provided a reserve for doubtful accounts of $70,000 and $74,997, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2016. However, if the balance due from any significant customer ultimately becomes uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Raw material and component parts	$4,015,170	$3,833,873
Work-in-process	355,715	134,641
Finished goods	7,215,346	7,895,663
Subtotal	11,586,231	11,864,177
Reserve for excess and obsolete inventory	(1,999,920)	(1,202,411)
Total	$9,586,311	$10,661,766

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 17.3% of the gross inventory balance at December 31, 2016, compared to 10.1% of the gross inventory balance at December 31, 2015. We had $1,999,920, and $1,202,411 in reserves for obsolete and excess inventories at December 31, 2016 and December 31, 2015, respectively. Total raw materials and component parts were $4,015,170 and $3,833,873 at December 31, 2016 and December 31, 2015, respectively, an increase of $181,297 (5%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,215,346 and $7,895,663 at December 31, 2016 and December 31, 2015, respectively, a decrease of $680,317 (9%). The decrease in finished goods was primarily in DVM-750 and FirstVU HD products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. Additionally, we increased our reserves on selected refurbished inventory and items requiring repair at December 31, 2016. We believe the reserves are appropriate given our inventory levels at December 31, 2016.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $374,597 as of December 31, 2016 compared to $159,838 as of December 31, 2015 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 40,000 stock options granted during the year ended December 31, 2016.

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

In addition, we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of December 31, 2016 range from 0% to 10%.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2015, cumulative valuation allowances in the amount of $18,105,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $22,340,000 to fully reserve our deferred tax assets at December 31, 2016. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2016 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2016 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2016 we issued $4.0 million of Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Secured Convertible Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of December 31, 2016 and 2015 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of December 31, 2016. The 2016 Convertible Debentures remain outstanding as of December 31, 2016.

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

The following table represents our hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debentures	$-	$-	$4,000,000	$4,000,000
Warrant derivative liability	-	-	33,076	33,076
	$-	$-	$4,033,076	$4,033,076

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to small filer rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2016 (our “2017 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2017 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2017 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2017 Proxy Statement.

Item 11. Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2017 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
4.3	Form of Series A Common Stock Purchase Warrant.	Exhibit 4.1 to Form 8-K filed July 17, 2015
4.4	Form of Series B Common Stock Purchase Warrant.	Exhibit 4.2 to Form 8-K filed July 17, 2015
4.5	Form of Series C Common Stock Purchase Warrant.	Exhibit 4.3 to Form 8-K filed July 17, 2015
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.

10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.32 to Form 8-K filed July 30, 2012
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.33 to Form 8-K filed July 30, 2012
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.34 to Form 8-K filed July 30, 2012
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	Exhibit 10.35 to Form 8-K filed December 9, 2013
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	Exhibit 10.36 to Form 8-K filed December 9, 2013
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	Exhibit 10.37 to Form 8-K filed December 9, 2013
10.38	Securities Purchase Agreement	Exhibit 10.38 to Form 8-K filed March 21, 2014
10.39	Registration Rights Agreement	Exhibit 10.39 to Form 8-K filed March 21, 2014
10.40	Form of Senior Secured Convertible Note	Exhibit 10.40 to Form 8-K filed March 21, 2014
10.41	Form of Warrant to Purchase Common Stock	Exhibit 10.41 to Form 8-K filed March 21, 2014

10.42	Pledge and Security Agreement	Exhibit 10.42 to Form 8-K filed March 21, 2014
10.43	Patent Assignment for Security	Exhibit 10.43 to Form 8-K filed March 21, 2014
10.44	Trademarks Assignment for Security	Exhibit 10.44 to Form 8-K filed March 21, 2014
10.45	Guaranty	Exhibit 10.45 to Form 8-K filed March 21, 2014
10.46	Deposit Account Control Agreement	Exhibit 10.46 to Form 8-K filed March 21, 2014
10.47	Form of Voting Agreement	Exhibit 10.47 to Form 8-K filed March 21, 2014
10.48	Form of Lock-Up Agreement	Exhibit 10.48 to Form 8-K filed March 21, 2014
10.49	Securities Purchase Agreement	Exhibit 10.49 to Form 8-K filed August 25, 2014
10.50	Registration Rights Agreement	Exhibit 10.50 to Form 8-K filed August 25, 2014
10.51	Form of Senior Secured Convertible Note	Exhibit 10.51 to Form 8-K filed August 25, 2014
10.52	Form of Warrant to Purchase Common Stock	Exhibit 10.52 to Form 8-K filed August 25, 2014
10.53	Amended and Restated Pledge and Security Agreement	Exhibit 10.53 to Form 8-K filed August 25, 2014
10.54	Patent Assignment for Security	Exhibit 10.54 to Form 8-K filed August 25, 2014
10.55	Trademarks Assignment for Security	Exhibit 10.55 to Form 8-K filed August 25, 2014
10.56	Amended and Restated Guaranty Agreement	Exhibit 10.56 to Form 8-K filed August 25, 2014
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	Exhibit 10.57 to Form 8-K filed August 25, 2014
10.58	Form of Voting Agreement	Exhibit 10.58 to Form 8-K filed August 25, 2014
10.59	Form of Lock-Up Agreement	Exhibit 10.59 to Form 8-K filed August 25, 2014
10.60	Reaffirmation Agreement	Exhibit 10.60 to Form 8-K filed August 25, 2014
10.61	Senior Secured Convertible Note	Exhibit 10.61 to Form 8-K filed August 28, 2014
10.62	Warrant to Purchase Common Stock	Exhibit 10.62 to Form 8-K filed August 28, 2014
10.63	Fourth Allonge to 8% Subordinated Note ($1.5 million) dated May 27, 2015	Exhibit 10.63 to Form 8-K filed May 28, 2015
10.64	Third Allonge to 8% Subordinated Note ($1.0 million) dated May 27, 2015	Exhibit 10.64 to Form 8-K filed May 28, 2015
10.65	Fifth Allonge to 8% Subordinated Note ($1.5 million) dated July 15, 2015	Exhibit 10.65 to Form 8-K filed July 15, 2015
10.66	Fourth Allonge to 8% Subordinated Note ($1.0 million) dated July 15, 2015	Exhibit 10.66 to Form 8-K filed July 15, 2015
10.67	Common Stock Purchase Warrant	Exhibit 10.67 to Form 8-K filed July 15, 2015
10.68	Securities Purchase Agreement	Exhibit 10,1 to Form 8-K filed July 17, 2015
10.69	Amended and Restated 2015 Stock Option and Restricted Stock Plan	Exhibit 10.1 to Form S-8 filed May 23, 2016
10.70	Series A Warrant Amendment Agreement	Exhibit 4.1 to Form 8-K filed November 16, 2016
10.71	Series B Warrant Amendment Agreement	Exhibit 4.2 to Form 8-K filed November 16, 2016
10.72	Series C Warrant Amendment Agreement	Exhibit 4.3 to Form 8-K filed November 16, 2016
10.73	Securities Purchase Agreement	Exhibit 10.66 to Form 8-K filed January 3, 2017

10.74	8% Secured Convertible Debenture	Exhibit 10.67 to Form 8-K filed January 3, 2017
10.75	Common Stock Purchase Warrant	Exhibit 10.68 to Form 8-K filed January 3, 2017
10.76	Security Agreement	Exhibit 10.69 to Form 8-K filed January 3, 2017
10.77	Subsidiary Guarantee	Exhibit 10.70 to Form 8-K filed January 3, 2017
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10-KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10-K for the Year ending December 31, 2015.
23.1	Consent of RSM US LLP		X
23.3	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2016 and 2015.		X

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 28, 2017
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 28, 2017
Leroy C. Richie, Director

/s/ Michael J. Caulfield	March 28, 2017
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	March 28, 2017
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 28, 2017
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Digital Ally, Inc.

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. (a Nevada corporation) and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Ally, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RSM US LLP

Kansas City, Missouri

March 28, 2017

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,883,124	$6,924,079
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2016 and $74,997 – 2015	2,519,184	3,368,909
Accounts receivable-other	341,326	142,473
Inventories, net	9,586,311	10,661,766
Prepaid expenses	402,158	586,015

Total current assets	16,732,103	21,683,242

Furniture, fixtures and equipment, net	873,902	1,064,186
Restricted cash	500,000	—
Intangible assets, net	467,176	410,261
Other assets	261,915	316,521

Total assets	$18,835,096	$23,474,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,455,579	$1,374,160
Accrued expenses	1,542,729	936,327
Derivative liabilities	33,076	67,053
Capital lease obligation-current	32,792	34,828
Deferred revenue-current	925,932	568,988
Income taxes payable	7,048	10,139

Total current liabilities	4,997,156	2,991,495

Secured convertible debentures, at fair value	4,000,000	—
Capital lease obligation-less current portion	8,492	41,284
Deferred revenue-long term	2,073,176	1,685,891

Total liabilities	11,078,824	4,718,670

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 5,552,449 – 2016 and 5,241,999 – 2015	5,552	5,242
Additional paid in capital	59,565,288	57,854,178
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(49,657,342)	(36,946,654)

Total stockholders’ equity	7,756,272	18,755,540

Total liabilities and stockholders’ equity	$18,835,096	$23,474,210

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

	2016	2015
Revenue:
Product	$15,014,647	$18,878,301
Service and other	1,559,844	1,151,907
Total revenue	16,574,491	20,030,208

Cost of revenue:
Product	10,461,064	11,526,139
Service and other	812,194	154,714
Total cost of revenue	11,273,258	11,680,853

Gross profit	5,301,233	8,349,355
Selling, general and administrative expenses:
Research and development	3,186,137	2,980,807
Selling, advertising and promotional	4,238,895	3,965,400
Stock-based compensation	1,592,365	1,623,033
General and administrative	8,770,024	7,401,586
Total selling, general and administrative expenses	17,787,421	15,970,826
Operating loss	(12,486,188)	(7,621,471)

Interest income	26,195	21,156
Change in warrant derivative liabilities	33,977	371,006
Change in fair value of secured convertible notes payable	—	(4,434,383)
Secured convertible debentures issuance expense	(281,570)	(93,845)
Other income (expense)	—	1,878
Interest expense	(3,102)	(282,233)
Loss before income tax (benefit)	(12,710,688)	(12,037,892)
Income tax (benefit)	—	—
Net loss	$(12,710,688)	$(12,037,892)
Net loss per share information:
Basic	$(2.38)	$(2.77)
Diluted	$(2.38)	$(2.77)
Weighted average shares outstanding:
Basic	5,347,042	4,340,012
Diluted	5,347,042	4,340,012

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2014	3,092,497	$3,092	$33,326,908	$(2,157,226)	$(24,908,762)	$6,264,012

Stock-based compensation	—	—	1,623,033	—	—	1,623,033
Restricted common stock grant	324,500	325	(325)	—	—	—
Issuance of common stock and warrants, net of issuance costs of $776,723	879,766	880	11,222,405	—	—	11,223,285
Issuance of common stock warrants to extend subordinated note due date	—	—	60,224	—	—	60,224
Issuance of common stock upon exercise of stock options...	39,928	40	303,153	—	—	303,193
Issuance of common stock upon exercise of common stock purchase warrants	250,095	250	3,578,601	—	—	3,578,851
Issuance of common stock upon conversion of secured convertible note payable to equity	655,213	655	7,740,179	—	—	7,740,834
Net loss	—	—	—	—	(12,037,892)	(12,037,892)

Balance, December 31, 2015	5,241,999	5,242	57,854,178	(2,157,226)	(36,946,654)	18,755,540

Stock-based compensation	—	—	1,592,365	—	—	1,592,365
Restricted common stock grant	290,000	290	(290)	—	—	—
Restricted common stock forfeitures	(4,600)	(5)	5	—	—	—
Issuance of common stock upon exercise of stock options...	5,050	5	19,050	—	—	19,055
Issuance of common stock upon exercise of common stock purchase warrants	20,000	20	99,980	—	—	100,000
Net loss	—	—	—	—	(12,710,688)	(12,710,688)

Balance, December 31, 2016	5,552,449	$5,552	$59,565,288	$(2,157,226)	$(49,657,342)	$7,756,272

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(12,710,688)	$(12,037,892)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	574,080	547,769
Secured convertible debenture issuance expense	281,570	93,845
Stock based compensation	1,592,365	1,623,033
Change in warrant derivative liabilities	(33,977)	(371,006)
Amortization of discount on subordinated note payable	—	115,411
Change in fair value of secured convertible note payable	—	4,434,383
Provision for inventory obsolescence	797,509	601,833
Provision for doubtful accounts receivable	(4,997)	9,020
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	854,722	(334,030)
Accounts receivable - other	(198,853)	(3,269)
Inventories	277,946	(2,020,144)
Prepaid expenses	183,857	(231,235)
Other assets	54,606	(82,179)
Increase (decrease) in:
Accounts payable	1,081,419	(1,036,716)
Accrued expenses	606,402	(173,626)
Income taxes payable	(3,091)	2,185
Deposits	—	(1,878)
Deferred revenue	744,229	1,177,727
Net cash used in operating activities	(5,902,901)	(7,686,769)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(340,674)	(423,063)
Additions to intangible assets	(100,037)	(195,890)
Release (restriction) of cash in accordance with secured convertible note	(500,000)	1,500,000
Net cash provided by (used in) investing activities	(940,711)	881,047
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11,223,285
Proceeds from secured convertible debentures and detachable common stock purchase warrants	4,000,000	—
Secured convertible debenture issuance expense	(281,570)	(93,845)
Payment on subordinated notes payable	—	(2,500,000)
Proceeds from exercise of stock options and warrants	119,055	2,133,889
Principal payments on capital lease obligations	(34,828)	(83,244)
Net cash provided by financing activities	3,802,657	10,680,085
Net (decrease) increase in cash and cash equivalents	(3,040,955)	3,874,363
Cash and cash equivalents, beginning of period	6,924,079	3,049,716
Cash and cash equivalents, end of period	$3,883,124	$6,924,079
Supplemental disclosures of cash flow information:
Cash payments for interest	$3,089	$178,010
Cash payments for income taxes	$10,591	$2,185
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$290	$139
Restricted common stock forfeitures	$(5)	$—
Capital expenditures financed by capital lease obligations	$—	$94,367
Issuance of common stock upon exercise of stock options and warrants	$—	$1,748,155
Conversion of secured convertible note into common stock	$—	$7,740,834

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “ours” and “us”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; a hand-held laser speed detection device that it is offering primarily to law enforcement agencies; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities and its secured convertible debentures on a fair value basis.

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product.

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheets until payments are remitted.

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue and software revenue. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service or other software-based are treated as deferred revenue and recognized over the term of the contracted warranty or service period on a straight line method.

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty on a straight line method.

Multiple element arrangements consisting of product, software, cloud and extended warranties are offered to our customers. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using the relative selling price method based upon vendor-specific objective evidence of selling price or third-party evidence of the selling prices if vendor-specific objective evidence of selling prices does not exist. If neither vendor-specific objective evidence nor third-party evidence exists, management uses its best estimate of selling price. The majority of the Company’s allocations of arrangement consideration under multiple element arrangements are performed using vendor-specific objective evidence by utilizing prices charged to customers for deliverables when sold separately. The Company’s multiple element arrangements may include future in-car or body-worn camera devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price. The Company has not utilized third-party evidence of selling price

Sales returns and allowances aggregated $494,790 and $712,872 for the years ended December 31, 2016 and 2015, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of the secured convertible debentures are presented as restricted cash separate from cash and cash equivalents on the accompanying balance sheet.

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

Secured convertible debentures:

The Company has elected to record its secured convertible debentures at their fair value. Accordingly, the secured convertible debentures will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the statement of operations. All issuance costs related to the secured convertible debentures are expensed as incurred in the statement of operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $93,685 and $92,081 for the years ended December 31, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $1,147,219 and $848,671 for the years ended December 31, 2016 and 2015, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2016 and 2015. There have been no penalties in 2016 and 2015.

The Company is subject to taxation in the United States and various states. As of December 31, 2016, the Company’s tax returns filed for 2013, 2014, and 2015 and to be filed for 2016 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2016, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2013.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2016 and 2015.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of speed detection and digital audio and video recording devices. For the year ended December 31, 2016 and 2015, sales by geographic area were as follows:

	Year ended December 31,
	2016	2015
Sales by geographic area:
United States of America	$15,383,479	$19,881,541
Foreign	1,191,012	148,667
	$16,574,491	$20,030,208

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Reclassification of Prior Year Presentation:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions or events, considered in the aggregate, that should raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This ASU was effective for the Company for the year ended December 31, 2016. There was no effect related to the Company’s adoption of this guidance on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2016. The adoption of this standard did not have any impact on the financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-18 on its Consolidated Statements of Cash Flows.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter of credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 and $74,997 as of December 31, 2016 and December 31, 2015, respectively.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the years ended December 31, 2016 and 2015.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Beginning balance	$74,997	$65,977
Provision for bad debts	2,224	46,864
Charge-offs to allowance, net of recoveries	(7,221)	(37,844)
Ending balance	$70,000	$74,997

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Raw material and component parts	$4,015,170	$3,833,873
Work-in-process	355,715	134,641
Finished goods	7,215,346	7,895,663
Subtotal	11,586,231	11,864,177
Reserve for excess and obsolete inventory	(1,999,920)	(1,202,411)
Total	$9,586,311	$10,661,766

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $634,059 and $651,004 as of December 31, 2016 and December 31, 2015, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2016 and 2015:

	Estimated Useful Life	December 31, 2016	December 31, 2015
Office furniture, fixtures and equipment	3-10 years	$1,074,533	$905,124
Warehouse and production equipment	3-5 years	643,250	532,339
Demonstration and tradeshow equipment	2-5 years	451,750	451,750
Leasehold improvements	2-5 years	153,828	153,828
Rental equipment	1-3 years	60,354	—
Total cost		2,383,715	2,043,041
Less: accumulated depreciation and amortization		(1,509,813)	(978,855)
Net furniture, fixtures and equipment		$873,902	$1,064,186

Depreciation and amortization of furniture, fixtures and equipment aggregated $530,958 and $498,810 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$73,892	$10,115	$63,777	$—	$—	$—
Patents and Trademarks	374,348	80,093	294,255	96,418	47,086	49,331
	$448,240	$90,208	$358,032	$96,418	$47,086	$49,331
Unamortized intangible assets:
Licenses	$—	$—	$—	$73,893	$—	$73,893
Patents and trademarks pending	109,144	—	109,144	287,036	—	287,036
	109,144	—	109,144	360,929	—	360,929
Total	$557,384	$90,208	$467,176	$457,347	$47,086	$410,261

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2016 and 2015 was $43,122 and $31,313, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2017	$121,835
2018	104,750
2019	99,339
2020	10,556
2021	10,556
thereafter	10,996
$358,032

NOTE 7. SECURED CONVERTIBLE DEBENTURES AND CAPITAL LEASE OBLIGATIONS

2014 Secured Convertible Note Payable

Between February 13 and 25, 2015 the holder of the $4.0 million Secured Convertible Note exercised its right to convert the remaining principal of $3,963,780 into 655,738 shares of common stock and 5,475 shares for accrued interest at the conversion price of $7.32 per share. The increase in fair market value of these 655,213 shares over the $3,963,780 principal retired was $4,434,383 representing the increase in our stock price over the conversion rate as of the conversion dates. Such amount was recognized as a charge to the Consolidated Statement of Operations during the year ended December 31, 2015 and included in change in fair value of secured convertible notes payable.

On March 24, 2015 the holder exercised part of its Warrant to purchase 212,295 shares of common stock with the change in value of the warrant derivative totaling $340,722 being recognized as income in the Consolidated Statement of Operations representing the change in the Company’s stock price compared to the exercise price at the respective exercise date. On April 9, 2015 the holder exercised part of its Warrant to purchase 37,800 shares of common stock with the change in value of the warrant derivative totaling $127,951 being recognized as income in the Consolidated Statement of Operations representing the change in the Company’s stock price compared to the exercise price at the respective exercise date. The changes in fair value of the warrant derivative related to the unexercised warrants resulted in a loss of $97,667 for the twelve months ended December 31, 2015 compared to a gain of $33,977 for the twelve months ended December 31, 2016. The net change in warrant derivative liabilities resulted in a net gain of $33,076 and $371,006 for the twelve months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the remaining Warrant was exercisable to purchase 12,200 common shares and was recorded as a liability at its fair value in the amount of $33,076 and $67,053, respectively, on the Condensed Consolidated Balance Sheet.

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	December 31, 2016	December 31, 2015
Secured convertible debentures, at fair value	$4,000,000	$—
Less: Current maturities of long-term debt, at fair value	—	—
Secured convertible debentures, at fair value-long-term	$4,000,000	$—

On December 30, 2016, Digital Ally, Inc. (the “Company”) completed a private placement (the “Private Placement”) of $4.0 million in principal amount of 8% Secured Convertible Debentures (the “Debentures”) and common stock warrants (the “Warrants”) to two institutional investors. The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers signatory thereto (the “Holders”). The Private Placement resulted in gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction which totaled $281,570 which was expensed as incurred.

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the convertible notes including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. There was no change in the fair value of the secured convertible debentures between the date of origination (December 30, 2016) and December 31, 2016.

Prior to the maturity date, the Debentures bear interest at 8% per annum with interest payable in cash quarterly in arrears on the first business day of each calendar quarter following the issuance date. The Debentures rank senior to the Company’s existing and future indebtedness of the Company and are secured by substantially all tangible and certain intangible assets of the Company.

The Debentures are convertible at any time six months after their date of issue at the option of the holders into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Debentures mature on March 30, 2018. The Warrants are exercisable to purchase up to an aggregate of 800,000 shares of the Company’s common stock commencing on the date of issuance at an exercise price of $5.00 per share (the “Exercise Price”). The Warrants will expire on the fifth anniversary of their date of issuance. The Conversion Price and Exercise Price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The Company has the right, subject to certain limitations, to redeem the Debenture with 30 days advance notice with the redemption amount determined as the sum of (a) 112% of the then outstanding principal amount of the Debenture, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Debenture, if any.

Additionally, if following the six-month anniversary of the Original Issue Date, the VWAP (volume weighted average price), for each of any ten (10) consecutive trading days exceeds $7.50 per share, the Company has the right, subject to certain limitations, to provide written notice to the Holders which forces the Holders to convert all or part of the then outstanding principal amount of the Debenture plus accrued but unpaid interest

Upon the occurrence of an event of default under the Debentures, the Debentures bear interest at 18% per annum and a Debenture holder may require the Company to redeem all or a portion of its Debenture. The Company has agreed to maintain cash balance of $500,000 while the Debentures are outstanding, which is reflected as restricted cash in the accompanying balance sheet. The Holders have agreed to beneficial conversion limitation which effectively blocks either Holder from converting the Debenture or exercise the Warrant to the extent that such conversion or exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:
2017	$34,298
2018	8,574
Total future minimum lease payments	42,872
Less amount representing interest	1,588
Present value of minimum lease payments	41,284
Less current portion	32,792
Capital lease obligations, less current portion	$8,492

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	December 31, 2016	December 31, 2015
Office furniture, fixtures and equipment	$382,928	$382,928
Less: accumulated amortization	(294,895)	(224,089)
Net furniture, fixtures and equipment	$88,033	$158,839

NOTE 8. Fair Value Measurement

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

		December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,000,000	$4,000,000
Warrant derivative liability	—	—	33,076	33,076
	$—	$—	$4,033,076	$4,033,076

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$—	$—	$67,053	$67,053
	$—	$—	$67,053	$67,053

The following table represents the change in level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2015	$67,053	$—	$67,053
Fair value at origination	—	4,000,000	4,000,000
Change in fair value	(33,977)	—	(33,977)
December 31, 2016	$33,076	$4,000,000	$4,033,076

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Accrued warranty expense	$374,597	$159,838
Accrued Senior Convertible Note issuance costs	204,000	—
Accrued sales commissions	36,389	100,295
Accrued payroll and related fringes	270,781	247,984
Accrued insurance	81,610	34,926
Accrued rent	182,409	224,393
Accrued sales returns and allowances	215,802	72,456
Other	177,141	96,435
	$1,542,729	$936,327

Accrued warranty expense was comprised of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$159,838	$247,082
Provision for warranty expense	343,142	5,317
Charges applied to warranty reserve	(128,383)	(92,561)
Ending balance	$374,597	$159,838

NOTE 10. INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax (provision) benefit	—	—

Income tax (provision) benefit	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2016 and 2015 to the Company’s effective tax rate is as follows:

	2016	2015
U.S. Statutory tax rate	34.0%	34.0%
State taxes, net of Federal benefit	3.5%	6.2%
Executive compensation	(1.3)%	—
Federal Research and development tax credits	1.6%	1.5%
Stock based compensation	(2.1)%	0.6%
Common stock issued upon conversion of promissory note and related common stock purchase warrants	—%	3.3%
Change in valuation reserve on deferred tax assets	(34.2)%	(45.0)%
Other, net	(1.5)%	(0.6)%

Income tax (provision) benefit	0.0%	0.0%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Stock-based compensation	$1,615,000	$1,623,000
Start-up costs	175,000	180,000
Inventory reserves	785,000	480,000
Uniform capitalization of inventory costs	110,000	150,000
Allowance for doubtful accounts receivable	30,000	30,000
Other reserves	5,000	2,000
Equipment depreciation	40,000	—
Deferred revenue	1,165,000	903,000
Derivative liabilities	15,000	26,000
Accrued expenses	340,000	210,000
Net operating loss carryforward	15,755,000	12,295,000
Research and development tax credit carryforward	1,955,000	1,747,000
Alternative minimum tax credit carryforward	90,000	90,000
State jobs credit carryforward	230,000	230,000
State research and development credit carryforward	280,000	280,000
Charitable contributions carryforward	60,000	50,000

Total deferred tax assets	22,650,000	18,296,000
Valuation reserve	(22,455,000)	(18,105,000)

Total deferred tax assets	195,000	191,000
Deferred tax liabilities:
Equipment depreciation	—	(6,000)
Domestic international sales company	(195,000)	(185,000)
Total deferred tax liabilities	(195,000)	(191,000)

Net deferred tax assets (liability)	$—	$—

Net deferred tax asset (liability) are classified in our consolidated balance sheets as follows:
Current	$—	$—
Non-current	$—	$—

The valuation allowance on deferred tax assets totaled $22,455,000 and $18,105,000 as of December 31, 2016 and December 31, 2015, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has incurred operating losses in 2016 and 2015 and we continue to be in a three-year cumulative loss position at December 31, 2016 and 2015. Accordingly, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we determined to increase our valuation allowance by $4,350,000 to continue to fully reserve our deferred tax assets at December 31, 2016. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At December 31, 2016, the Company had available approximately $40,100,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2036. In addition, the Company had research and development tax credit carryforwards totaling $1,955,000 available as of December 31, 2016, which expire between 2023 and 2036.

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

The effective tax rate for the years ended December 31, 2016 and 2015 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2016 primarily because of the current year operating losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company had a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. The Company also entered into month-to-month leases for equipment and storage facilities. Rent expense for the years ended December 31, 2016 and 2015 was $397,724 and $401,845, respectively, related to these leases. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2017	$445,449
2018	451,248
2019	457,327
2020	154,131
$1,508,155

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $25,161 and $26,454 for the years ended December 31, 2016 and 2015, respectively.

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

On October 25, 2013, the Company filed a complaint in the United States District Court for the District of Kansas (2:13-cv-02550-SAC) to eliminate threats by a competitor, Utility Associates, Inc. (“Utility”), of alleged patent infringement regarding U.S. Patent No. 6,831,556 (the “ ‘556 Patent”). Specifically, the lawsuit seeks a declaration that the Company’s mobile video surveillance systems do not infringe any claim of the ‘556 Patent. The Company became aware that Utility had mailed letters to current and prospective purchasers of its mobile video surveillance systems threatening that the use of such systems purchased from third parties not licensed to the ‘556 Patent would create liability for them for patent infringement. The Company rejected Utility’s assertion and is vigorously defending the right of end-users to purchase such systems from providers other than Utility. The United States District Court for the District of Kansas dismissed the lawsuit because it decided that Kansas was not the proper jurisdictional forum for the dispute. The District Court’s decision was not a ruling on the merits of the case. The Company appealed the decision and the Federal Circuit affirmed the District Court’s previous decision.

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for inter partes review of the ‘556 patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ’556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded.

On June 6, 2014 the Company filed an Unfair Competition lawsuit against Utility Associates, Inc. (“Utility”) in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

On September 13, 2014, Utility filed suit in the United States District Court for the Northern District of Georgia against the Company alleging infringement of the ‘556 Patent. The suit was served on the Company on September 20, 2014. As alleged in the Company’s first filed lawsuit described above, the Company believes that the ‘556 Patent is both invalid and not infringed. Further, the USPTO has issued its final decision invalidating 23 of the 25 claims asserted in the ‘556 Patent, as noted above. The Company believes that the suit filed by Utility is without merit and is vigorously defending the claims asserted against the Company. An adverse resolution of the foregoing litigation or patent proceedings could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition, and liquidity. The Court stayed all proceedings with respect to this lawsuit pending the outcome of the patent review performed by the USPTO and the appellate court. Based on the USPTO’s final decision to invalidate substantially all claims contained in the ‘556 Patent and the United States Court of Appeals for the Federal Circuit full denial of Utility’s appeal, the Company intends to file for summary judgment in its favor if Utility does not request outright dismissal.

The Company received notice in April 2015 that Taser, one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Taser used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Taser’s own research and development efforts.

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

The Company filed an amended complaint and Taser filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Taser filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Taser amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Taser’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Taser announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Taser had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Taser’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Taser’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Taser is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Taser has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, be stayed while its inter partes review is being considered by the USPTO. Digital Ally has filed a motion to deny the stay and both motions. On March 20, 2017 the Court granted Taser’s motion to stay in part and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Taser’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes reviews between June 2017 and August 2017.

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

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

Sponsorship. On April 16, 2015 the Company entered into a Title Sponsorship Agreement under which it became the title sponsor for a Web.com Tour golf tournament (the “Tournament”) held annually in the Kansas City Metropolitan area. Such Agreement provides the Company with naming rights and other benefits for the annual Tournament for the years 2015 through 2019 in exchange for the following sponsorship fee:

Year	Sponsorship fee
2015	$375,000
2016	$475,000
2017	$475,000
2018	$500,000
2019	$500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to, a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $499,313 and $172,623 for the years ended December 31, 2016 and 2015, respectively. Such expense was included in sales and promotional expense in the accompanying statement of operations.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of December 31, 2016.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $184,642 and $163,227 for the years ended December 31, 2016 and 2015, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company has entered into two agreements that require it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider:

●	The first agreement is with an individual who provides consulting services for international sales opportunities for both our law enforcement and commercial product lines primarily in Europe. This individual is paid a monthly fee ranging from $4,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning March 23, 2016, which can be extended by mutual agreement of the parties. In addition to the monthly fee, the provider can earn a success fee based upon the amount of sales generated by his activities. As of December 31, 2016, the Company had advanced a total of $47,781 pursuant to this agreement.

●	The second agreement is with a limited liability company (“LLC”) that is partially owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company pays the LLC an advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which agreement can be automatically extended based on the LLC achieving certain minimum sales quotas. The agreement was renewed in January 2017 for a period of three years. As of December 31, 2016, the Company had advanced a total of $169,048 pursuant to this agreement.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,592,365 and $1,623,033, for the year ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company has adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), which was amended in May 2016. These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,925,000 shares of common stock. The 2005 Plan expired during 2015 with 28 shares reserved for awards but unissued which are now unavailable for issuance and the 2006 Plan expired in 2016 with 30 shares reserved for awards but unissued which are now unavailable for issuance. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 200,772 shares remained available for grant under the various Plans as of December 31, 2016.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of December 31, 2016.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 40,000 stock options issued during 2016.

The following is the assumptions used in the Black-Scholes option valuation model:

2016

Expected term of options	5.5 years
Expected volatility	115%
Expected dividends	0
Risk free rates	1.29%

Activity in the various Plans during the year ended December 31, 2016 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	328,690	$20.43
Granted	40,000	3.92
Exercised	(5,050)	(3.77)
Forfeited	(1,200)	(3.63)
Outstanding at December 31, 2016	362,440	$18.46
Exercisable at December 31, 2016	315,690	$21.00
Weighted-average fair value for options granted during the period at fair value	40,000	$3.25

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the year ended December 31, 2016.

At December 31, 2016, the aggregate intrinsic value of options outstanding was approximately $66,069, and the aggregate intrinsic value of options exercisable was approximately $48,627. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $10,898. The aggregate intrinsic value of options exercised during the year ended December 31, 2015 was $281,792.

As of December 31, 2016, the unamortized portion of stock compensation expense on all existing stock options was $42,666, which will be recognized over the next 9 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2016:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	100,374	7.5 years	61,174	6.6 years
$4.00 to $6.99	34,125	5.7 years	27,450	5.5 years
$7.00 to $9.99	19,069	4.7 years	18,194	4.7 years
$10.00 to $12.99	52,808	0.4 years	52,808	0.4 years
$13.00 to $15.99	51,439	3.7 years	51,439	3.7 years
$16.00 to $18.99	1,250	0.5 years	1,250	0.5 years
$19.00 to $29.99	6,500	2.6 years	6,500	2.6 years
$30.00 to $55.00	96,875	0.9 years	96,875	0.9 years
	362,440	3.7 years	315,690	3.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2016 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2016	354,500	$8.43
Granted	290,000	4.79
Vested	(144,600)	(10.35)
Forfeited	(4,600)	(7.72)
Nonvested balance, December 31, 2016	495,300	$5.75

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2016, there were $1,462,224 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 47 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2017	194,450
2016	186,650
2018	91,700
2019	22,500

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with various debt and equity issuances. The Warrants are immediately exercisable and allow the holders to purchase up to 2,379,290 shares of common stock at $5.00 to $16.50 per share as of December 31, 2016. The Warrants expire from July 22, 2017 through December 30, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	1,599,290	$13.26
Granted	800,000	5.00
Exercised	(20,000)	5.00
Cancelled	—	—
Vested Balance, December 31, 2016	2,379,290	$10.47

The total intrinsic value of all outstanding Warrants aggregated $-0- as of December 31, 2016 and the weighted average remaining term is 36 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of December 31, 2016:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$5.00	12,200	2.6 years
$5.00	800,000	5.0 years
$8.50	42,500	1.9 years
$13.43	639,824	0.5 years
$13.43	879,766	4.1 years
$16.50	5,000	3.5 years
	2,379,290	3.0 years

NOTE 14. PREFERRED STOCK

The Company held its annual meeting of the shareholders (the “Annual Meeting”) on May 12, 2016. The shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of its capital stock that the Company may issue from 25,000,000 to 35,000,000, of which 25,000,000 shares classified as common stock and 10,000,000 classified as preferred stock. The newly authorized preferred stock has a par value of $0.001 per share. There have been no preferred shares issued as of December 31, 2016.

The Board of Directors is authorized, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The authority of the Board of Directors with respect to each series of Preferred Stock will include, but not be limited to, the rights to determine the following:

●	The number of shares constituting that series of Preferred Stock and the distinctive designation of that series, which may be a distinguishing number, letter or title;

●	The dividend rate on the shares of that series of Preferred Stock, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

●	Whether that series of Preferred Stock will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;
●	Whether that series of Preferred Stock will have conversion privileges and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

●	Whether or not the shares of that series of Preferred Stock will be redeemable and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

●	Whether that series of Preferred Stock will have a sinking fund for the redemption or purchase of shares of that series and, if so, the terms and amount of such sinking fund;

●	The rights of the shares of that series of Preferred Stock in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the relative rights of priority, if any, of payment of shares of that series; and any other relative rights, preferences and limitations of that series of Preferred Stock; and any other relative rights, preferences and limitations of that series of Preferred Stock

NOTE 15. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015

Numerator for basic and diluted income per share – Net loss	$(12,710,688)	$(12,037,892)
Denominator for basic loss per share – weighted average shares outstanding	5,347,042	4,340,012
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,347,042	4,340,012

	Year ended December 31,
	2016	2015
Net loss per share:
Basic	$(2.38)	$(2.77)
Diluted	$(2.38)	$(2.77)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2016 and 2015, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 16. SUBSEQUENT EVENT

In December 2016, Taser announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Taser is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Taser has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Taser, be stayed while its inter partes review is being considered by the USPTO. Digital Ally has filed a motion to deny the stay and both motions. On March 20, 2017 the Court granted Taser’s motion to stay in part and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Taser’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes reviews between June 2017 and August 2017.

