Form 10-Q
period 2017-03-31
DIGITAL ALLY INC
filed 2017-05-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2017
Common Stock, $0.001 par value	5,679,731

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$910,977	$3,883,124
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2017 and 2016	3,396,326	2,519,184
Accounts receivable-other	440,222	341,326
Inventories, net	9,707,396	9,586,311
Restricted cash	500,000	—
Prepaid expenses	666,668	402,158

Total current assets	15,621,589	16,732,103

Furniture, fixtures and equipment, net	779,731	873,902
Restricted cash	—	500,000
Intangible assets, net	474,561	467,176
Other assets	183,612	261,915

Total assets	$17,059,493	$18,835,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,225,216	$2,455,579
Accrued expenses	1,242,419	1,542,729
Derivative liabilities	32,471	33,076
Capital lease obligation-current	33,260	32,792
Deferred revenue-current	1,100,805	925,932
Secured convertible debentures, at fair value	4,155,857	—
Income taxes payable	6,592	7,048

Total current liabilities	8,796,620	4,997,156

Long-term liabilities:
Secured convertible debentures, at fair value	—	4,000,000
Capital lease obligation-less current portion	—	8,492
Deferred revenue-long term	2,152,523	2,073,176

Total liabilities	10,949,143	11,078,824

Commitments and contingencies

Stockholder’s Equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 5,743,249 – 2017 and 5,552,449 – 2016	5,743	5,552
Additional paid in capital	59,952,130	59,565,288
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(51,690,297)	(49,657,342)

Total stockholders’ equity	6,110,350	7,756,272

Total liabilities and stockholders’ equity	$17,059,493	$18,835,096

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months ended March 31,
	2017	2016

Revenue:
Product	$4,684,655	$4,086,914
Service and other	545,205	318,029

Total revenue	5,229,860	4,404,943

Cost of revenue:
Product	$2,774,037	$2,426,045
Service and other	178,974	125,279

Total cost of revenue	2,953,011	2,551,324

Gross profit	2,276,849	1,853,619
Selling, general and administrative expenses:
Research and development	817,891	808,854
Selling, advertising and promotional	1,035,522	922,992
Stock-based compensation	387,033	425,830
General and administrative	1,838,616	2,033,838

Total selling, general and administrative expenses	4,079,062	4,191,514

Operating loss	(1,802,213)	(2,337,895)

Interest income	5,061	8,992
Change in warrant derivative liabilities	605	16,533
Change in fair value of secured convertible debentures	(155,857)	—
Interest expense	(80,551)	(755)

Loss before income tax (benefit)	(2,032,955)	(2,313,125)
Income tax (benefit)	—	—

Net loss	$(2,032,955)	$(2,313,125)

Net loss per share information:
Basic	$(0.36)	$(0.44)
Diluted	$(0.36)	$(0.44)

Weighted average shares outstanding:
Basic	5,632,077	5,246,148
Diluted	5,632,077	5,246,148

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Treasury stock	Accumulated deficit	Total
Balance, December 31, 2016	5,552,449	$5,552	$59,565,288	$(2,157,226)	$(49,657,342)	$7,756,272

Stock-based compensation	—	—	387,033	—	—	387,033

Restricted common stock grant	200,000	200	(200)	—	—	—
Restricted common stock forfeitures	(9,200)	(9)	9	—	—	—

Net loss	—	—	—	—	(2,032,955)	(2,032,955)
Balance, March 31, 2017	5,743,249	$5,743	$59,952,130	$(2,157,226)	$(51,690,297)	$6,110,350

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	2017	2016

Cash Flows from Operating Activities:
Net loss	$(2,032,955)	$(2,313,125)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	158,636	152,018
Change in derivative liabilities	(605)	(16,533)
Change in fair value of secured convertible debentures	155,857	—
Stock based compensation	387,033	425,830
Provision for inventory obsolescence	319,364	137,989
Provision for doubtful accounts receivable	—	(7,221)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(877,142)	488,702
Accounts receivable - other	(98,896)	(932)
Inventories	(440,449)	215,650
Prepaid expenses	(264,510)	(293,077)
Other assets	78,303	35,123
Increase (decrease) in:
Accounts payable	(230,363)	48,677
Accrued expenses	(300,310)	49,866
Income taxes payable	(456)	(4,450)
Deferred revenue	254,220	120,849
Net cash used in operating activities	(2,892,273)	(960,634)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(32,625)	(46,690)
Additions to intangible assets	(39,225)	(26,072)
Net cash provided by (used) in investing activities	(71,850)	(72,762)
Cash Flows from Financing Activities:
Principal payments on capital lease obligation	(8,024)	(9,866)
Net cash provided by (used in) in financing activities	(8,024)	(9,866)
Net decrease in cash and cash equivalents	(2,972,147)	(1,043,262)
Cash and cash equivalents, beginning of period	3,883,124	6,924,079
Cash and cash equivalents, end of period	$910,977	$5,880,817
Supplemental disclosures of cash flow information:
Cash payments for interest	$551	$755
Cash payments for income taxes	$456	$4,450
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$200	$70
Restricted common stock forfeitures	$9	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “ours” and “us”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; a weather-resistant mobile digital video recording system for use on motorcycles, ATV’s and boats; a hand-held laser speed detection device that it is offering primarily to law enforcement agencies; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Adoption of New Accounting Standard and Management’s Liquidity Plan

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, as of December 31, 2016 which is also applicable to the interim period for the quarter ended March 31, 2017. This ASU requires management to assess a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Based on the results of the Company’s analysis, the following information is provided.

The Company incurred substantial operating losses in the quarter ended March 31, 2017 and recent years primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in the significant delays in customer orders and product rework expenditures. In addition, the Company accessed the capital markets to raise approximately $4.0 million in December 2016 and $11.0 million in 2015 to fund its operations until it achieves positive cash flows from operations. As of March 31, 2017, the Company had an accumulated deficit of $51.7 million and has financed its recent operations primarily through debt and equity financings. During the three months ended March 31, 2017 and year ended December 31, 2016, the Company incurred net losses of approximately $2.0 and $12.7 million, respectively, and used cash in operating activities of $2.9 million and $6.2 million, respectively. The $4.0 million principal amount of 8% Secured Convertible Debentures (the “Debentures”) currently outstanding mature in March 2018 unless converted by their holders ($5.00 per share conversion rate) before maturity. Such Debentures represent a current liability as of March 31, 2017 and may require the Company to raise substantial funds to liquidate if operating results do not improve before the maturity date of such Debentures. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company will need to restore positive operating cash flows and profitability during 2017 and/or raise additional capital to fund operations, accommodate the potential liquidity needs to retire the Debentures at their maturity, meet its payment obligations and execute its business plan. There is no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing if and when needed, and obtain it on terms acceptable or favorable to the Company.

Management has implemented a quality control function which is tasked with the detection and correction of product issues before they result in significant rework expenditures affecting the Company’s gross margins. The Company has introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help the Company regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and has obtained approximately $8.5 million in new non-law enforcement contracts in 2017, which contracts include recurring revenue over the 2017 to 2019 time period. Management believes that its quality control initiative, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard. The Company's plan also includes raising additional equity capital and it has the availability to do so under an effective shelf registration it filed with SEC in 2015. The Company has demonstrated its ability to raise new debt or equity capital in recent years and if necessary, it believes that it could raise additional capital during the next 12 months if required, but again can offer no assurances in this regard. Accordingly, the Company believes its business plan mitigates the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

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

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue and software revenue. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service or other software-based are treated as deferred revenue and recognized over the term of the contracted warranty or service period on a straight-line method.

Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty on a straight-line method.

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

Sales returns and allowances aggregated $(41,321) and $78,287 for the three months ended March 31, 2017 and 2016, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which the caused the negative sales returns for the three months ended March 31, 2017.

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

Intangible assets:

Intangible assets include deferred patent costs and license agreements. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

Secured convertible debentures:

The Company has elected to record its Debentures at their fair value. Accordingly, the Debentures will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the statement of operations. All issuance costs related to the Debentures were expensed as incurred in the statement of operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $20,430 and $24,569 for the three months ended March 31, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $127,276 and $126,468 for the three months ended March 31, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Income Taxes:

Deferred taxes are provided for by the liability method in which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2017 and 2016. There have been no penalties in the three months ended March 31, 2017 and 2016.

The Company is subject to taxation in the United States and various states. As of March 31, 2017, the Company’s tax returns filed for 2013, 2014, and 2015 and to be filed for 2016 are subject to examination by the relevant taxing authorities. With few exceptions, as of March 31, 2017, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2013.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2017 and 2016.

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

The Company estimates the grant-date fair value of stock-based compensation using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

●	Expected term is determined using the contractual term and vesting period of the award;

●	Expected volatility of award grants made in the Company’s plan is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the period equal to the expected term of the award;

●	Expected dividend rate is determined based on expected dividends to be declared;

●	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a maturity equal to the expected term of the awards; and

●	Forfeitures are accounted for as they occur.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2017 and 2016, sales by geographic area were as follows:

	Three months ended March 31,
	2017	2016
Sales by geographic area:
United States of America	$5,200,054	$4,091,214
Foreign	29,806	313,729

	$5,229,860	$4,404,943

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2016. The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur. The adoption of this standard did not have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating the impact of adoption of ASU 2016-18 on its Consolidated Statements of Cash Flows.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of March 31, 2017 and December 31, 2016.

The Company sells through a network of unaffiliated distributors for international sales and employee-based sales agents for domestic sales. No international distributor individually exceeded 10% of total revenues for the three months ended March 31, 2017 and 2016. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2017, and totaled $878,006, or 26% of total accounts receivable. No individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2016.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia. Although the Company obtains certain of these components from single source suppliers, it generally owns all tooling and management has located or is in process of locating alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw material and component parts	$4,639,900	$4,015,170
Work-in-process	424,974	355,715
Finished goods	6,961,807	7,215,346

Subtotal	12,026,681	11,586,231
Reserve for excess and obsolete inventory	(2,319,285)	(1,999,920)

Total	$9,707,396	$9,586,311

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $630,567 and $634,059 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	Estimated Useful Life	March 31, 2017	December 31, 2016
Office furniture, fixtures and equipment	3-10 years	$1,074,533	$1,074,533
Warehouse and production equipment	3-5 years	675,875	643,250
Demonstration and tradeshow equipment	2-5 years	451,750	451,750
Leasehold improvements	2-5 years	153,828	153,828
Rental equipment	1-3 years	60,354	60,354

Total cost		2,416,340	2,383,715
Less: accumulated depreciation and amortization		(1,636,609)	(1,509,813)

Net furniture, fixtures and equipment		$779,731	$873,902

Depreciation and amortization of furniture, fixtures and equipment aggregated $126,796 and $141,769 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6. SECURED CONVERTIBLE DEBENTURES AND CAPITAL LEASE OBLIGATIONS

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	March 31, 2017	December 31, 2016
Secured convertible debentures, at fair value	$4,155,857	$4,000,000
Less: Current maturities of long-term debt, at fair value	(4,155,857)	—
Secured convertible debentures, at fair value-long-term	$—	$4,000,000

On December 30, 2016, the Company completed a private placement (the “Private Placement”) of $4.0 million in principal amount of the Debentures and common stock warrants (the “Warrants”) to two institutional investors. The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers’ signatory thereto (the “Holders”). The Private Placement resulted in gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction totaling $281,570, which was expensed as incurred.

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The change in the fair value of the Debentures fair value between December 31, 2016 and March 31, 2017 was $155,857 and was reflected as a charge in the Condensed Statement of Operations.

Prior to the maturity date, the Debentures bear interest at 8% per annum with interest payable in cash quarterly in arrears on the first business day of each calendar quarter following the issuance date. The Debentures rank senior to the Company’s existing and future indebtedness and are secured by substantially all tangible and certain intangible assets of the Company.

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

Additionally, if following the six-month anniversary of the Original Issue Date, the VWAP (volume weighted average price), for each of any ten (10) consecutive trading days exceeds $7.50 per share, the Company has the right, subject to certain limitations, to provide written notice to the Holders to cause them to convert all or part of the then outstanding principal amount of the Debenture plus accrued but unpaid interest.

Upon the occurrence of an event of default, the Debentures bear interest at 18% per annum and a Holder may require the Company to redeem all or a portion of its Debenture. The Company has agreed to maintain a cash balance of $500,000 while the Debentures are outstanding, which is reflected as restricted cash in the accompanying balance sheet. The Holders have agreed to beneficial conversion limitation that effectively blocks either Holder from converting the Debenture or exercising the Warrant to the extent that such conversion or exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2017 (period from April 1, 2017 to December 31, 2017)	$25,723
2018	8,575
Total future minimum lease payments	34,298
Less amount representing interest	1,038
Present value of minimum lease payments	33,260
Less current portion	—
Capital lease obligations, less current portion	$—

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	March 31, 2017	December 31, 2016
Office furniture, fixtures and equipment	$382,928	$382,928
Less: accumulated amortization	(310,076)	(294,895)
Net furniture, fixtures and equipment	$72,852	$88,033

NOTE 7. FAIR VALUE MEASUREMENT

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,155,857	$4,155,857
Warrant derivative liability	$—	$—	$32,471	$32,471
	$—	$—	$4,188,328	$4,188,328

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,000,000	$4,000,000
Warrant derivative liability	$—	$—	$33,076	$33,076
	$—	$—	$4,033,076	$4,033,076

The following table represents the change in level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2016	$33,076	$4,000,000	$4,033,076

Change in fair value	(605)	155,857	155,252

March 31, 2017	$32,471	$4,155,857	$4,188,328

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued warranty expense	$204,289	$374,597
Accrued senior convertible note issuance costs	—	204,000
Accrued sales commissions	60,000	36,389
Accrued payroll and related fringes	462,361	270,781
Accrued insurance	32,159	81,610
Accrued rent	170,717	182,409
Accrued sales returns and allowances	69,256	215,802
Other	243,637	177,141
	$1,242,419	$1,542,729

Accrued warranty expense was comprised of the following for the three months ended March 31, 2017:

2017
Beginning balance	$374,597
Provision for warranty expense	54,018
Charges applied to warranty reserve	(224,327)
Ending balance	$204,289

NOTE 9. INCOME TAXES

The effective tax rate for the three months ended March 31, 2017 and 2016 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2017 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $23,170,000 and $22,455,000 as of March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017, the Company had available approximately $41,715,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2037. In addition, the Company had research and development tax credit carryforwards approximating $2,007,000 available as of March 31, 2017, which expire between 2023 and 2037.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2037, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2012 and all prior tax years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2017 and 2016 was $99,431 and $99,431, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2017(period from April 1, 2017 to December 31, 2017)	$334,326
2018	451,248
2019	457,327
2020	154,131
$1,397,032

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,438 and $6,411 for the three months ended March 31, 2017 and 2016, respectively.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and is filing an appeal to the United States Court of Appeals for the Tenth Circuit.

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

The Company received notice in April 2015 that Taser International, Inc.(“Taser”), one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). Taser changed its name to Axon Enterprise, Inc. (“Axon”) effective April 5, 2017. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Axon used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Axon’s own research and development efforts.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent respecting its ‘292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ‘452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Axon, which tried to invalidate it at the USPTO. The USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 patent to its existing lawsuit against Axon seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Axon’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Axon is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Axon has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, be stayed while its inter partes review is being considered by the USPTO. The Court granted this request and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Axon’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes review between June 2017 and August 2017.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is progressing, claim construction briefing has been completed, and the parties are conducting discovery. Finally, on May 8, 2017, Watchguard filed a petition seeking inter partes review of the ‘950 patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute until approximately November 2017.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $-0- for the three months ended March 31, 2017 and 2016.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company had not repurchased any shares under this program as of March 31, 2017.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $47,273 and $41,258 for the three months ended March 31, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $387,033 and $425,830, for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company has adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), which was amended in May 2016. These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others totaling 1,925,000 shares of common stock. The 2005 Plan expired during 2015 with 28 shares reserved for awards but unissued which are now unavailable for issuance and a total of 26,813 shares reserved for the exercise of issued awards. The 2006 Plan expired in 2016 with 4,505 shares reserved for awards but unissued which are now unavailable for issuance and a total of 62,080 shares reserved for the exercise of issued awards. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards provide for accelerated vesting if there is a change in control (as defined in the Plans) or the death or disability of the holder. The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 8,372 shares remained available for grant under the various Plans as of March 31, 2017.

In addition to the Stock Option and Restricted Stock Plans described above, the Company has issued other options outside of these Plans to non-employees for services rendered that are subject to the same general terms as the Plans, of which 1,250 options are fully vested and remain outstanding as of March 31, 2017.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the three months ended March 31, 2017.

Activity in the various Plans during the year ended March 31, 2017 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	362,440	$18.46
Granted	—	—
Exercised	—	—
Forfeited	(2,875)	(4.05)
Outstanding at March 31, 2017	359,565	$18.58
Exercisable at March 31, 2017	320,765	$20.74
Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the year ended March 31, 2017.

At March 31, 2017, the aggregate intrinsic value of options outstanding was approximately $75,594, and the aggregate intrinsic value of options exercisable was approximately $54,954. No options were exercised in the three months ended March 31, 2017.

As of March 31, 2017, the unrecognized portion of stock compensation expense on all existing stock options was $43,019, which will be recognized over the next 6 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2017:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	98,124	7.3 years	59,324	6.4 years
$4.00 to $6.99	34,125	5.5 years	34,125	5.5 years
$7.00 to $9.99	18,444	4.5 years	18,444	4.5 years
$10.00 to $12.99	52,808	0.2 years	52,808	0.2 years
$13.00 to $15.99	51,439	3.4 years	51,439	3.4 years
$16.00 to $18.99	1,250	0.2 years	1,250	0.2 years
$19.00 to $29.99	6,500	2.4 years	6,500	2.4 years
$30.00 to $55.00	96,875	0.7 years	96,875	0.7 years
	359,565	3.5 years	320,765	2.8 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended March 31, 2017 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2017	495,300	$5.75
Granted	200,000	5.10
Vested	(71,750)	(8.79)
Forfeited	(9,200)	(6.47)
Nonvested balance, March 31, 2017	614,350	$5.17

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2017, there were $2,044,206 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 45 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2017 (April 1 through December 31)	120,300
2018	183,450
2019	289,100
2020	21,500

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with various debt and equity issuances. The Warrants are immediately exercisable and allow the holders to purchase up to 2,379,290 shares of common stock at $5.00 to $16.50 per share as of March 31, 2017. The Warrants expire from July 22, 2017 through December 30, 2021 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	2,379,290	$10.47
Granted	—	—
Exercised	—	—
Cancelled	—	—
Vested Balance, March 31, 2017	2,379,290	$10.47

The total intrinsic value of all outstanding Warrants aggregated $-0- as of March 31, 2017 and the weighted average remaining term is 36 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of March 31, 2017:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life

$ 5.00	12,200	2.4 years
$ 5.00	800,000	4.7 years
$ 8.50	42,500	1.7 years
$ 13.43	639,824	0.3 years
$ 13.43	879,766	3.8 years
$ 16.50	5,000	3.3 years
	2,379,290	2.7 years

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Numerator for basic and diluted loss per share – Net loss	$(2,032,955)	$(2,313,125)
Denominator for basic loss per share – weighted average shares outstanding	5,632,077	5,246,148
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,632,077	5,246,148
Net loss per share:
Basic	$(0.36)	$(0.44)
Diluted	$(0.36)	$(0.44)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2017 and 2016, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2016 and 2017; (2) macro-economic risks from the effects of the economic downturn and decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the impact of the federal government’s stimulus program on the budgets of law enforcement agencies, including the timing, amount and restrictions on funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our newer products, and the degree to which the interest shown in our products, including the DVM-800 HD, FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2017; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents; (22) our ability to protect our proprietary technology and information as trade secrets and through other similar means; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Axon and WatchGuard will achieve their intended objectives; (34) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and Utility Associates respecting us, our products and customers; (35) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (36) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (37) whether such technology will have a significant impact on our revenues in the long-term; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including lower priced in-car digital video mirrors (the DVM-100, DVM-400, DVM-800, DVM-800 HD and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. Since 2011 we have launched the following new products: the FirstVU HD; DVM-800; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and the new line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2017. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2017 and 2016. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$5,229,860	$3,445,610	$4,339,527	$4,384,411	$4,404,943
Gross profit	2,276,849	148,807	2,033,571	1,265,236	1,853,619
Gross profit margin percentage	43.5%	4.3%	46.9%	28.9%	42.1%
Total selling, general and administrative expenses	4,079,062	4,162,802	5,275,212	4,157,893	4,191,514
Operating loss	(1,802,213)	(4,013,995)	(3,241,641)	(2,892,657)	(2,337,895)
Operating income percentage	(34.5)%	(116.5)%	(74.7)%	(66.0)%	(53.1)%
Net income (loss)	$(2,032,955)	$(4,276,900)	$(3,255,579)	$(2,865,084)	$(2,313,125)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the DVM-800 HD, FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $1,802,213 on revenues of $5,229,860 for first quarter 2017, which continued a series of quarterly losses resulting from competitive pressures, product quality control issues and infringement of our patents by direct competitors such as Axon and Watchguard that reduced our revenues and product warranty issues that hurt our gross margins.

A number of factors and trends affected our recent performance, which include:

●	Revenues increased in first quarter 2017 to $5,229,860 from $3,445,610 in fourth quarter 2016, $4,339,527 in third quarter 2016 and $4,384,411 in second quarter 2016. This increase was primarily due to the large commercial order received in the first quarter 2017 from American Medical Response (“AMR”) for DVM-250 event recorders with FleetVU and asset tracking service. Our commercial event recorder revenues were significantly better in the first quarter 2017 compared to 2016. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems as well as FleetVU manager cloud storage and system implementation. We delivered most of the systems in first quarter 2017, which had a positive impact on revenues.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and a trend is developing where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Axon and Watchguard.

●	Service and other revenues increased 71% in the three months ended March 31, 2017 from the three months ended March 31, 2016. We are concentrating on expanding our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services increased approximately $85,000 in 2017. Additionally, installation service and cloud storage revenues increased approximately $134,000 and $28,000, respectively, for the three months ended March 31, 2017 compared to 2016. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers. If successful, we believe that these new market channels could yield substantial recurring service revenues for us in 2017 and beyond. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. This new service revenue model could have a substantial impact on our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our newer products, including the DVM-800 and FirstVU HD, contributed 59% of total sales for the three months ended March 31, 2017, compared to 62% for the period ending March 31, 2016. We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point. In addition, our commercial event recorders (DVM-250 Plus) increased from 5% to 14% of total revenues.

●	Our international revenues decreased to $29,806 (1% of total revenues) during first quarter 2017, compared to $313,729 (7% of total revenues) during first quarter 2016. Our first quarter 2017 international revenues were disappointing after several positive quarters; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

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

For the Three Months Ended March 31, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Cost of revenue	56%	58%
Gross profit	44%	42%
Selling, general and administrative expenses:
Research and development expense	16%	18%
Selling, advertising and promotional expense	20%	21%
Stock-based compensation expense	7%	10%
General and administrative expense	35%	46%
Total selling, general and administrative expenses	78%	95%
Operating loss	(34%)	(53%)
Change in fair value of secured notes payable	(3)%	—%
Change in warrant derivative liabilities	—%	—%
Other income and interest expense, net	(2)%	—%
Loss before income tax benefit	(39%)	(53%)
Income tax (provision)	—%	—%
Net loss	(39%)	(53%)
Net loss per share information:
Basic	$(0.36)	$(0.44)
Diluted	$(0.36)	$(0.44)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $4,795. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$795
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for first quarter 2017 and first quarter 2016 were derived from the following sources:

	Three months ended March 31,
	2017	2016
DVM-800	46%	43%
DVM-250 Plus	14%	5%
FirstVu HD	13%	19%
Repair and service	7%	4%
DVM-100 & DVM-400	2%	5%
DVM-750	2%	3%
VuLink	2%	3%
Cloud service revenue	1%	1%
DVM-500 Plus	—%	4%
Laser Ally	—%	1%
Accessories and other revenues	13%	12%
	100%	100%

Our commercial event recorders (DVM-250 Plus) increased from 5% to 14% of total revenues, which trend is expected to continue because of the appeal of our FleetVU driver management and monitoring tool.

Product revenues for the three months ended March 31, 2017 and 2016 were $4,684,655 and $4,086,914, respectively, an increase of $597,741 (15%), due to the following factors:

●	Our commercial event recorder revenues were significantly better in the first quarter 2017 compared to 2016. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation. We delivered most of the systems in first quarter 2017, which had a positive impact on revenues.

●	We shipped four individual orders in excess of $100,000, for a total of approximately $1,558,000 in revenue and deferred revenue for the three months ended March 31, 2017 compared to one individual orders in excess of $100,000, for a total of approximately $107,000 in revenue and deferred revenue for the three months ended March 31, 2016. Our average order size increased to approximately $3,270 in the three months ended March 31, 2017 from $2,800 during the three months ended March 31, 2016. Our newer mirror-based products include the DVM-800 and DVM-800 HD, which are sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point that is competitive feature wise with our competitor’s products but at a better price-point.

●	Our international revenues decreased to $29,806 (1% of total revenues) during first quarter 2017, compared to $313,729 (7% of total revenues) during first quarter 2016. Our first quarter 2017 revenues were disappointing after several positive quarters; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

Service and other revenues for the three months ended March 31, 2017 and 2016 were $545,205 and $318,029, respectively, an increase of $227,176 (71%), due to the following factors:

●	Cloud revenues were $49,548 and $27,520 for the three months ended March 31, 2017 and 2016, respectively, an increase of $22,028 (80%).We have seen increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2017. We believe the trend of increased cloud service revenues will continue for the balance of 2017 because AMR awarded us the FleetVU manager cloud storage contract for 1,550 DVM-250 systems in early 2017.

●	Revenues from extended warranty services were $190,807 and $105,226 the three months ended March 31, 2017 and 2016, respectively, an increase of $85,581 (81%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2017.

●	Installation service revenues were $134,217 and $-0- for the three months ended March 31, 2017 and 2016, respectively. The increase in 2017 was primarily due to the contract awarded in early 2017 for the installation of 1,550 three-camera DVM-250 systems, most of which were installed in the three months ended March 31, 2017.

Total revenues for the three months ended March 31, 2017 and 2016 were $5,229,860 and $4,404,943, respectively, an increase of $824,917 (19%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended March 31, 2017 and 2016 was $2,774,037 and $2,426,045, respectively, an increase of $347,992 (14%). The increase in cost of goods sold is commensurate with the 15% increase in product revenues coupled with increases to our inventory reserves at March 31, 2017. We increased the reserve for obsolete and excess inventories by approximately $320,000 during the three months ended March 31, 2017 due to increased levels of excess component parts of older versions of PCB boards, legacy products and used trade-in inventory requiring refurbishment.

Cost of service and other revenues for the three months ended March 31, 2017 and 2016 was $178,974 and $125,279, respectively, an increase of $53,695 (43%). The increase in service and other cost of goods sold is commensurate with to the 71% increase in service and other revenues for the three months ended March 31, 2017 compared to March 31, 2016 and the installation revenues generated by the AMR contract in the three months ended March 31, 2017. Installation revenues generate lower gross margins compared to our other service revenues.

Total cost of sales as a percentage of revenues decreased to 56% during the three months ended March 31, 2017 compared to 58% for the three months ended March 31, 2016. We believe our gross margins will return to more normal levels in future quarters if we continue to improve revenue levels and reduce product warranty issues.

We had $2,319,285 and $1,999,920 in reserves for obsolete and excess inventories at March 31, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,639,900 and $4,015,170 at March 31, 2017 and December 31, 2016, respectively, an increase of $624,730 (5%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $6,961,807 and $7,215,346 at March 31, 2017 and December 31, 2016, respectively, a decrease of $680,317 (9%). The decrease in finished goods was primarily in the DVM-800 and DVM-250 Plus products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and legacy products. Additionally, we increased our reserves on selected refurbished and items requiring repair at March 31, 2017. We believe the reserves are appropriate given our inventory levels at March 31, 2017.

Gross Profit

Gross profit for the three months ended March 31, 2017 and 2016 was $2,276,849 and $1,853,619, respectively, an increase of $423,230 (23%). The increase is commensurate with the 19% increase in sales and the cost of sales as a percentage of revenues decreasing to 56% during the three months ended March 31, 2017 from 58% for the three months ended March 31, 2016. We believe that gross margins will continue to improve in 2017 because we have corrected the quality control and other warranty related issues affecting our FirstVU HD product during recent quarters. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2017. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,079,062 and $4,191,514 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $112,452 (3%). Overall selling, general and administrative expenses as a percentage of sales decreased to 78% in first quarter 2017 compared to 95% in the same period in 2016. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2017	2016
Research and development expense	$817,891	$808,854
Selling, advertising and promotional expense	1,035,522	922,992
Stock-based compensation expense	387,033	425,830
Professional fees and expense	423,776	571,078
Executive, sales and administrative staff payroll	686,359	775,161
Other	728,481	687,599
Total	$4,079,062	$4,191,514

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $817,891 and $808,854 for the three months ended March 31, 2017 and 2016, respectively, an increase of $9,037 (1%). We employed 32 engineers at March 31, 2017 compared to 27 engineers at March 31, 2016, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 16% for the three months ended March 31, 2017 compared to 18% for the three months ended March 31, 2016. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,035,522 and $922,992 for the three months ended March 31, 2017 and 2016, respectively, an increase of $112,530 (12%). Salesmen salaries and commissions represent the primary components of these costs and were $908,246 and $796,524 for the three months ended March 31, 2017 and 2016, respectively, an increase of $111,722 (14%). We have increased the number of salesman in 2017 compared to 2016, in particular in our commercial sales channel. The effective commission rate was 17.4% and 18.1% for the three months ended March 31, 2017 and 2016, respectively.

Promotional and advertising expenses totaled $127,276 during the three months ended March 31, 2017 compared to $126,468 during the three months ended March 31, 2016, an increase of $808 (1%).

Stock-based compensation expense. Stock based compensation expense totaled $387,033 and $425,830 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $38,797 (9%). The decrease is primarily due to the amortization of the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees when the general market price of our common stock was lower, which had the effect of decreasing the stock compensation expense for the three months ended March 31, 2017 compared to 2016.

Professional fees and expense. Professional fees and expenses totaled $423,776 and $571,078 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $147,302 (26%). The decrease in professional fees and expenses in 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the Utility, Axon and WatchGuard lawsuits. These matters continue and the reduced litigation charges are generally due to timing issues in the litigation. We expect litigation expense to trend higher during the remainder of 2017 as we appeal in the court’s summary motion ruling on the Utility lawsuit and discovery activities continue in the Axon and WatchGuard lawsuits. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $686,359 and $775,161 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $88,802 (12%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $25,000 in executive bonuses and the utilization of certain technical support personnel to generate installation and other service revenues in the three months ended March 31, 2017 compared to March 31, 2016. We have increased our technical support staff in recent quarters to handle field inquiries and installation matters because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD. In recent quarters, certain members of our technical support staff have been utilized to implement various installation and other services for our customers and their respective payroll related expenses are now being charged to service cost of sales in 2017 compared to 2016.

Other. Other selling, general and administrative expenses totaled $728,481 and $687,599 for the three months ended March 31, 2017 and 2016, respectively, an increase of $40,882 (6%). The increase in other expenses in the first quarter 2017 compared to the first quarter 2016 is primarily attributable to increased health insurance premiums for our associates.

Operating Loss

For the reasons previously stated, our operating loss was $(1,802,213) and $(2,337,895) for the three months ended March 31, 2017 and 2016, respectively, an improvement of $535,682 (23%). Operating loss as a percentage of revenues decreased to 34% in 2017 from 53% in 2016.

Interest Income

Interest income decreased to $5,061 for the three months ended March 31, 2017 from $8,992 in 2016.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and March 31, 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and March 31, 2017 and the warrant derivative liability balance was $33,076 at December 31, 2016 and $32,471 at March 31, 2017.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $605 for the three months ended March 31, 2017 compared to a gain of $16,533 for the three months ended March 31, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at March 31, 2017 and December 31, 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4,155,857 and $4,000,000 for the convertible notes including their embedded derivatives as of March 31, 2017 and December 31, 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The fair value of the secured convertible debenture was $4,155,857 at March 31, 2017 representing a fair value change of $155,857 from December 31, 2016 which was recognized as a charge in the Condensed Consolidated Statement of Operations.

Interest Expense

We incurred interest expense of $80,551 and $755 during the three months ended March 31, 2017 and 2016. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016 which bore interest at the rate of 8% per annum that remained outstanding at March 31, 2017. No similar interest bearing debt was outstanding during the 2016 period.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,032,955 and $2,313,125 for the three months ended March 31, 2017 and 2016, respectively, an improvement of $280,170 (12%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended March 31, 2017 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2017. During 2017, we increased our valuation reserve on deferred tax assets by $715,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,032,955 and $2,313,125 for the three months ended March 31, 2017 and 2016, respectively, an improvement of $280,170 (12%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.36 and $0.44 for the three months ended March 31, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

On December 30, 2016, we completed a private placement of $4.0 million Debentures with two institutional investors. Such Debentures bear interest at 8% per annum payable in cash on a quarterly basis and are secured by substantially all of our tangible and certain intangible assets. In addition, we issued the investors warrants to acquire 800,000 shares of common stock at $5.00 per share. The Debentures mature on March 30, 2018 and are convertible at any time six months after their date of issue at the option of the holders into shares of common stock at $5.00 per share. In addition, we can elect to redeem the Debentures at 112% of their outstanding principal balance and could force conversion by the holders if the market price exceeds $7.50 per share for ten consecutive trading days. We used the proceeds of this private placement for general working capital purposes.

The $4.0 million principal of the Debentures become due in March 2018 unless the holder elects to convert the debt to equity at a $5.00 per share rate prior to such date. We may find it necessary to retire the Debentures by the payment of cash at maturity, which would be a significant need for funding from operations or a capital raise or a combination of the two. We believe that we have the capability to retire the Debentures by a cash payment when they become due, although we can offer no assurances in this regard.

If we had to supplement our liquidity to support our operations in 2017, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. In the alternative, we have warrants outstanding exercisable to purchase 2,379,290 shares of common stock at a weighted average exercise price $10.47 per share outstanding as of March 31, 2017. In addition, there are common stock purchase options outstanding exercisable to purchase 359,565 shares at an average price of $18.58 per share and the recently issued 800,000 warrants at an exercise price of $5.00 per share. We could use such warrants to provide near-term liquidity and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2017 and beyond.

The Company’s 2017 operating plan also includes raising additional capital through a public offering and it has a shelf filing that would allow it to issue registered shares. The Company has demonstrated its ability to raise new debt or equity capital in recent years and if necessary, it believes that it could raise additional capital during the next 12 months if required, but again can offer no assurances in this regard. Accordingly, the Company believes its business plan mitigates the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $1,410,777 of available cash and equivalents (including $500,000 of restricted cash) and net working capital of approximately $6.8 million as of March 31, 2017. Net working capital as of March 31, 2017 includes approximately $3.4 million of accounts receivable and $9.7 million of inventory.

Cash and cash equivalents balances: As of March 31, 2017, we had cash and cash equivalents with an aggregate balance of $910,977, a decrease from a balance of $3,883,124 at December 31, 2016. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,972,147 net decrease in cash during the three months ended March 31, 2017:

●	Operating activities:	$2,892,273 of net cash used in operating activities. Net cash used in operating activities was $2,892,273 and $960,634 for the three months ended March 31, 2017 and 2016, respectively, a deterioration of $1,931,639. The deterioration was primarily the result of increases in accounts receivable, inventory, and prepaid expenses and decreases in accrued expenses and accounts payable, offset by increases in deferred revenue. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2017, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$71,850 of net cash used in investing activities. Cash used in investing activities was $71,850 and $72,762 for the three months ended March 31, 2017 and 2016, respectively. In 2017 and 2016, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$8,024 of net cash used in financing activities. Cash used in financing activities was $8,024 and $9,866 for the three months ended March 31, 2017 and 2016, respectively. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $2,972,147 to $910,977 for the three months ended March 31, 2017.

Commitments:

We had $910,977 of cash and cash equivalent balances and net positive working capital approximating $6.8 million as of March 31, 2017. Accounts receivable balances represented $3,396,326 of our net working capital at March 31, 2017. We intend to collect our outstanding receivables on a timely basis during 2017, which would help to provide positive cash flow to support our operations during the balance of 2017. Inventory represented $9,707,396 of our net working capital at March 31, 2017 and finished goods represented $6,961,807 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2017 by our sales activities, which should provide additional cash flow to help support our operations during 2017.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2017.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $99,431 for the three months ended March 31, 2017 and 2016. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2017(period from April 1, 2017 to December 31, 2017)	$334,326
2018	451,248
2019	457,327
2020	154,131
$1,397,032

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,438 and $6,411 for the three months ended March 31, 2017 and 2016, respectively.

Following is a summary of our licenses as of March 31, 2017:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2018	Automatically renews for one-year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2017	Automatically renews for one-year periods unless terminated by either party.
Software development and software services agreement	June 2015	June 2017	Renewable by mutual agreement of the parties unless terminated by Digital Ally for convenience.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and is filing an appeal to the United States Court of Appeals for the Tenth Circuit.

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

The Company received notice in April 2015 that Taser International, Inc.(“Taser”), one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). Taser changed its name to Axon Enterprise, Inc. (“Axon”) effective April 5, 2017. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Axon used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Axon’s own research and development efforts.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent respecting its ‘292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ‘452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Axon, which tried to invalidate it at the USPTO. The USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 patent to its existing lawsuit against Axon seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Axon’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Axon is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Axon has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, be stayed while its inter partes review is being considered by the USPTO. The Court granted this request and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Axon’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes review between June 2017 and August 2017.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is progressing, claim construction briefing has been completed, and the parties are conducting discovery. Finally, on May 8, 2017, Watchguard filed a petition seeking inter partes review of the ‘950 patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute until approximately November 2017.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $-0- for the three months ended March 31, 2017 and 2016.

Stock Repurchase Program. On August 25, 2015, the Board of Directors approved a program that authorizes the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. The repurchase program will be funded using a portion of cash and cash equivalents, along with cash flow from operations. Purchases may be commenced, suspended or discontinued at any time. The Company has not repurchased any shares under this program as of March 31, 2017.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $47,273 and $41,258 for the three months ended March 31, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that requires it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC and advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of March 31, 2017, the Company had advanced a total of $231,458 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $207.6 million since we commenced deliveries during 2006. As of March 31, 2017 and December 31, 2016, we had provided a reserve for doubtful accounts of $70,000.

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

Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw material and component parts	$4,639,900	$4,015,170
Work-in-process	424,974	355,715
Finished goods	6,961,807	7,215,346
Subtotal	12,026,681	11,586,231
Reserve for excess and obsolete inventory	(2,319,285)	(1,999,920)
Total	$9,707,396	$9,586,311

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 19.3% of the gross inventory balance at March 31, 2017, compared to 17.3% of the gross inventory balance at December 31, 2016. We had $2,319,285 and $1,999,920 in reserves for obsolete and excess inventories at March 31, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,639,900 and $4,015,170 at March 31, 2017 and December 31, 2016, respectively, an increase of $624,730 (16%). The increase in raw materials and component parts was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $6,961,807 and $7,215,346 at March 31, 2017 and December 31, 2016, respectively, a decrease of $253,539 (4%). The decrease in finished goods at March 31, 2017 was primarily in DVM-800 and DVM-250 Plus products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. Additionally, we increased our reserves on selected refurbished inventory and items requiring repair at March 31, 2017. We believe the reserves are appropriate given our inventory levels at March 31, 2017.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $204,289 as of March 31, 2017 compared to $374,597 as of December 31, 2016 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2017.

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. In addition, we account for forfeitures as they occur.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2016, cumulative valuation allowances in the amount of $22,340,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $23,170,000 to fully reserve our deferred tax assets at March 31, 2017. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2017 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2017 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2016 we issued $4.0 million of Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of March 31, 2017 and 2016 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of March 31, 2017. The 2016 Debentures remained outstanding as of March 31, 2017.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debenture	$-	$-	$4,155,857	$4,155,857
Warrant derivative liabilities	$-	$-	$32,471	$32,471
	$-	$-	$4,188,328	$4,188,328

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and is filing an appeal to the United States Court of Appeals for the Tenth Circuit.

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

The Company received notice in April 2015 that Taser International, Inc.(“Taser”), one of its competitors, had commenced an action in the USPTO for a re-examination of its U.S. Patent No. 8,781,292 (the “ ‘292 Patent”). Taser changed its name to Axon Enterprise, Inc. (“Axon”) effective April 5, 2017. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art Axon used to request the re-examination is a patent application that never issued into a patent was assigned to an unrelated third party and was not the result of any of Axon’s own research and development efforts.

The Company owns the ‘292 Patent, which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

On August 17, 2015 the USPTO issued a first, non-final action rejecting all 20 claims of the ‘292 Patent respecting its ‘292 Patent under an ex parte re-examination. The Company was provided the opportunity to discuss the merits of the prior art and the scope of the patent claims with the patent Examiner handling the reexamination and to amend the patent claims. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “ ‘452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The lawsuit was initiated after the USPTO reconfirmed the validity of the ‘292 Patent, which covers various aspects of auto-activation and multiple camera coordination for body-worn cameras and in-car video systems. The ‘292 Patent previously was subject to attack by Axon, which tried to invalidate it at the USPTO. The USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of this valuable auto-activation technology. On February 2, 2016 the USPTO issued another patent relating to the Company’s auto-activation technology for law enforcement cameras. This ‘452 Patent generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event such as a law enforcement officer activating the light bar on the vehicle. The Company added the ‘452 patent to its existing lawsuit against Axon seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

In addition to the infringement claims, the Company added a new set of claims to the lawsuit alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

The Company filed an amended complaint and Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017 the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for inter partes review of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. On January 14, 2016 the USPTO ultimately rejected Axon’s efforts and confirmed the validity of the ‘292 Patent with 59 claims covering various aspects of the Company’s auto-activation technology. The USPTO fully rejected all of Axon’s previous arguments, concluding all 59 claims in Digital Ally’s ‘292 patent were valid and non-obvious. Axon is again attempting through its recently filed inter partes review to convince the USPTO that Digital Ally’s patents lack patentability. The USPTO is taking the request under consideration and has not decided whether it will institute the inter partes review. In addition, Axon has requested that the patent infringement lawsuit filed by Digital Ally in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, be stayed while its inter partes review is being considered by the USPTO. The Court granted this request and temporarily stayed the proceedings until the Patent Trial and Appeal Board (“PTAB”) issues its initial decisions with respect to Axon’s petitions for inter partes review. The PTAB is scheduled to issue its initial decisions with respect to whether it will institute the requested inter partes review between June 2017 and August 2017.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. The lawsuit is progressing, claim construction briefing has been completed, and the parties are conducting discovery. Finally, on May 8, 2017, Watchguard filed a petition seeking inter partes review of the ‘950 patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute until approximately November 2017.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—-	—-	—-	—-
September 1 to 30, 2015	—-	—-	—-	—-
October 1 to 31, 2015	—-	—-	—-	—-
November 1 to 30, 2015	—-	—-	—-	—-
December 1 to 31, 2015	—-	—-	—-	—-
January 1 to 31, 2016	—-	—-	—-	—-
February 1 to 29, 2016	—-	—-	—-	—-
March 1 to 31, 2016	—-	—-	—-	—-
April 1 to 30, 2016	—-	—-	—-	—-
May 1 to 31, 2016	—-	—-	—-	—-
June 1 to 30, 2016	—-	—-	—-	—-
July 1 to 31, 2016	—-	—-	—-	—-
August 1 to 31, 2016	—-	—-	—-	—-
September 1 to 30, 2016	—-	—-	—-	—-
October 1 to 31, 2016	—-	—-	—-	—-
November 1 to 30, 2016	—-	—-	—-	—-
December 1 to 31, 2016	—-	—-	—-	—-
January 1 to 31, 2017	—-	—-	—-	—-
February 1 to 29, 2017	—-	—-	—-	—-
March 1 to 31, 2017	—-	—-	—-	—-

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. No shares have been repurchased under this program as of March 31, 2017. The repurchases, if and when made, will be subject to market conditions, applicable rules of the Securities and Exchange Commission and other factors. Purchases may be commenced, suspended or discontinued at any time.
[2] The Stock Repurchase Program authorizes the repurchase of up to $2.5 million of common stock. The number of shares yet to be purchased is variable based upon the purchase price of the shares at the point they are acquired.

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

Date: May 15, 2017

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

