Form 10-Q
period 2017-06-30
DIGITAL ALLY INC
filed 2017-08-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2017
Common Stock, $0.001 par value	5,679,731

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2017

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$825,090	$3,883,124
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2017 and 2016	2,123,677	2,519,184
Accounts receivable-other	444,033	341,326
Inventories, net	10,315,479	9,586,311
Restricted cash	500,000	—
Prepaid expenses	646,840	402,158

Total current assets	14,855,119	16,732,103

Furniture, fixtures and equipment, net	916,560	873,902
Restricted cash	—	500,000
Intangible assets, net	466,220	467,176
Other assets	178,585	261,915

Total assets	$16,416,484	$18,835,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,319,021	$2,455,579
Accrued expenses	1,047,240	1,542,729
Derivative liabilities	19,357	33,076
Capital lease obligation-current	25,121	32,792
Deferred revenue-current	1,321,703	925,932
Subordinated notes payable, net of discount of $288,895-2017 and $0-2016	411,105	—
Secured convertible debentures, at fair value	3,926,258	—
Income taxes payable	7,995	7,048

Total current liabilities	10,077,800	4,997,156

Long-term liabilities:
Secured convertible debentures, at fair value	—	4,000,000
Capital lease obligation-less current portion	—	8,492
Deferred revenue-long term	2,150,206	2,073,176

Total liabilities	12,228,006	11,078,824

Commitments and contingencies

Stockholder’s Equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 5,743,249 – 2017 and 5,552,449 – 2016	5,743	5,552
Additional paid in capital	60,356,781	59,565,288
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(54,016,820)	(49,657,342)

Total stockholders’ equity	4,188,478	7,756,272

Total liabilities and stockholders’ equity	$16,416,484	$18,835,096

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue:
Product	$3,056,810	$4,045,373	$7,742,170	$8,132,287
Service and other	429,692	339,038	974,192	657,067

Total revenue	3,486,502	4,384,411	8,716,362	8,789,354

Cost of revenue:
Product	1,959,274	2,826,213	4,733,311	5,252,258
Service and other	354,012	292,962	532,986	418,241

Total cost of revenue	2,313,286	3,119,175	5,266,297	5,670,499

Gross profit	1,173,216	1,265,236	3,450,065	3,118,855
Selling, general and administrative expenses:
Research and development expense	846,460	813,150	1,664,351	1,622,004
Selling, advertising and promotional expense	952,312	1,003,507	1,987,834	1,926,499
Stock-based compensation expense	115,756	355,236	502,789	781,066
General and administrative expense	1,751,285	1,986,000	3,589,901	4,019,838

Total selling, general and administrative expenses	3,665,813	4,157,893	7,744,875	8,349,407

Operating loss	(2,492,597)	(2,892,657)	(4,294,810)	(5,230,552)

Interest income	3,797	7,198	8,858	16,190
Interest expense	(80,436)	(907)	(160,987)	(1,662)
Change in warrant derivative liabilities	13,114	21,282	13,719	37,815
Change in fair value of secured convertible notes payable	229,599	—	73,742	—

Loss before income tax expense	(2,326,523)	(2,865,084)	(4,359,478)	(5,178,209)
Income tax (expense) benefit	—	—	—	—

Net loss	$(2,326,523)	$(2,865,084)	$(4,359,478)	$(5,178,209)

Net loss per share information:
Basic	$(0.41)	$(0.54)	$(0.77)	$(0.98)
Diluted	$(0.41)	$(0.54)	$(0.77)	$(0.98)

Weighted average shares outstanding:
Basic	5,679,731	5,319,259	5,654,755	5,282,514
Diluted	5,679,731	5,319,259	5,654,755	5,282,514

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total

Balance, December 31, 2016	5,552,449	$5,552	$59,565,288	$(2,157,226)	$(49,657,342)	$7,756,272

Stock-based compensation	—	—	502,789	—	—	502,789
Restricted common stock grant	200,000	200	(200)	—	—	—
Restricted common stock forfeitures	(9,200)	(9)	9	—	—	—
Issuance of common stock purchase warrants related to issuance of subordinated notes payable	—	—	288,895	—	—	288,895

Net loss	—	—	—	—	(4,359,478)	(4,359,478)
Balance, June 30, 2017	5,743,249	$5,743	$60,356,781	$(2,157,226)	$(54,016,820)	$4,188,478

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(4,359,478)	$(5,178,209)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	325,617	295,813
Stock-based compensation	502,789	781,066
Change in derivative liabilities	(13,719)	(37,815)
Change in fair value of secured convertible debentures	(73,742)	—
Provision for inventory obsolescence	326,284	266,479
Provision for doubtful accounts receivable	—	(7,221)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	395,507	542,475
Accounts receivable - other	(102,707)	(59,483)
Inventories	(1,055,452)	689,105
Prepaid expenses	(244,682)	(424,865)
Other assets	83,330	42,428
Increase (decrease) in:
Accounts payable	863,442	58,567
Accrued expenses	(495,489)	98,888
Income taxes payable	947	(7,095)
Deferred revenue	472,801	372,915

Net cash used in operating activities	(3,374,552)	(2,566,952)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(304,596)	(134,707)
Additions to intangible assets	(62,723)	(60,811)

Net cash used in investing activities	(367,319)	(195,518)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated notes payable	700,000	—
Principal payments on capital lease obligation	(16,163)	(19,119)

Net cash provided by (used in) financing activities	683,837	(19,119)

Net decrease in cash and cash equivalents	(3,058,034)	(2,781,589)
Cash and cash equivalents, beginning of period	3,883,124	6,924,079

Cash and cash equivalents, end of period	$825,090	$4,142,490

Supplemental disclosures of cash flow information:
Cash payments for interest	$80,986	$1,650

Cash payments for income taxes	$9,053	$7,095

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$200	$200

Restricted common stock forfeitures	$9	$—

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

Management’s Liquidity Plan

The Company incurred substantial operating losses in the six months ended June 30, 2017 and recent years primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in the significant delays in customer orders and product rework expenditures. In addition, the Company accessed the capital markets to raise approximately $700,000 on June 30, 2017, $4.0 million in December 2016 and $11.0 million in 2015 to fund its operations until it achieves positive cash flows from operations. As of June 30, 2017, the Company had an accumulated deficit of $54.0 million and has financed its recent operations primarily through debt and equity financings. During the six months ended June 30, 2017 and year ended December 31, 2016, the Company incurred net losses of approximately $4.4 and $12.7 million, respectively, and used cash in operating activities of $3.4 million and $5.9 million, respectively. The $700,000 principal amount of subordinated notes payable (the “Notes”) matures on September 30, 2017. Additionally, the $4.0 million principal amount of 8% Secured Convertible Debentures (the “Debentures”) matures in March 2018 unless the Debentures are converted by their holders ($5.00 per share conversion rate) before maturity. The Notes and Debentures represent current liabilities as of June 30, 2017 and will require the Company to raise substantial funds to liquidate if operating results do not improve before the maturity dates of such Notes and Debentures. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company will need to restore positive operating cash flows and profitability over the next twelve months and/or raise additional capital to fund operations, accommodate the potential liquidity needs to retire the Debentures at their maturity, meet its payment obligations and execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing if and when needed, and obtain it on terms acceptable or favorable to the Company.

Management has implemented a quality control function which is tasked with the detection and correction of product issues before they result in significant rework expenditures affecting the Company’s gross margins. The Company has introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and has obtained significant new non-law enforcement contracts in 2017, which contracts include recurring revenue over the 2017 to 2019 period. Management believes that its quality control initiative, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

The Company’s plan also includes raising additional capital, and is currently considering the issuance of debt, equity or a combination of both within the next 90 days. In addition, the Company is considering reducing the exercise price on outstanding common stock purchase warrants in order to induce holders to exercise which would generate working capital. The Company has demonstrated its ability to raise new debt or equity capital in recent years and if necessary, it believes that it could raise additional capital during the next 12 months if required, but again can offer no assurances in this regard. Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc., MP Ally, LLC, Medical Devices Ally, LLC and Digitaldeck, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, Medical Devices Ally, LLC was formed in July 2014, MP Ally, LLC was formed in July 2015, and Digitaldeck, LLC was formed in June 2017, all of which have been inactive since formation.

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

Sales returns and allowances aggregated $13,736 and $123,703 for the three months ended June 30, 2017 and 2016, respectively, and $(27,585) and $201,990 for the six months ended June 30, 2017 and 2016, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which the caused the negative sales returns for the six months ended June 30, 2017.

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

Secured convertible debentures:

The Company has elected to record its Debentures at fair value. Accordingly, the Debentures will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the statement of operations. All issuance costs related to the Debentures were expensed as incurred in the statement of operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $19,661 and $21,650 for the three months ended June 30, 2017 and 2016, respectively, and $40,091 and $46,219 for the six months ended June 30, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $143,053 and $194,944 for the three months ended June 30, 2017 and 2016, respectively, and $270,329 and $321,412 for the six months ended June 30, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Income Taxes:

Deferred taxes are provided for by the liability method in which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2017 and 2016. There have been no penalties in the six months ended June 30, 2017 and 2016.

The Company is subject to taxation in the United States and various states. As of June 30, 2017, the Company’s tax returns filed for 2013, 2014, and 2015 and to be filed for 2016 are subject to examination by the relevant taxing authorities. With few exceptions, as of June 30, 2017, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2013.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the six months ended June 30, 2017 and 2016.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value being recorded in the consolidated statement of operation.

The Company has common stock purchase warrants that are accounted for as equity based on their relative fair value and are not subject to remeasurement.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2017 and 2016, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales by geographic area:
United States of America	$3,426,461	$4,371,180	$8,626,515	$8,462,394
Foreign	60,041	13,231	89,847	326,960

	$3,486,502	$4,384,411	$8,716,362	$8,789,354

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2016 The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classfied as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur and has resulted in a credit to stock-based compensation of $256,167 relative to forfeitures during the six months ended June 30, 2017.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of June 30, 2017 and December 31, 2016.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No distributor individually exceeded 10% of total revenues for the six months ended June 30, 2017 or June 30, 2016. One individual customer receivable balances exceeded 10% of total accounts receivable at June 30, 2017, and totaled $289,499. Two individual customer receivable balances exceeded 10% of total accounts receivable at June 30, 2016, and totaled $660,136.

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia. Although the Company obtains certain of these components from single source suppliers, it generally owns all tooling and management has located alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw material and component parts	$4,529,183	$4,015,170
Work-in-process	491,504	355,715
Finished goods	7,620,996	7,215,346

Subtotal	12,641,683	11,586,231
Reserve for excess and obsolete inventory	(2,326,204)	(1,999,920)

Total	$10,315,479	$9,586,311

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $692,594 and $634,059 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	Estimated Useful Life	June 30, 2017	December 31, 2016
Office furniture, fixtures and equipment	3-10 years	$901,232	$1,074,533
Warehouse and production equipment	3-5 years	502,821	643,250
Demonstration and tradeshow equipment	2-5 years	426,582	451,750
Leasehold improvements	2-5 years	160,198	153,828
Rental equipment	1-3 years	68,095	60,354

Total cost		2,058,928	2,383,715
Less: accumulated depreciation and amortization		(1,142,368)	(1,509,813)

Net furniture, fixtures and equipment		$916,560	$873,902

Depreciation and amortization of furniture, fixtures and equipment aggregated $261,938 and $274,889 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6. SECURED CONVERTIBLE DEBENTURES, SUBORDINATED NOTES PAYABLE, AND CAPITAL LEASE OBLIGATIONS

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	June 30, 2017	December 31, 2016
Secured convertible debentures, at fair value	$3,926,258	$4,000,000
Less: Current maturities of long-term debt, at fair value	(3,926,258)	—

Secured convertible debentures, at fair value-long-term	$—	$4,000,000

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

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The change in the fair value of the Debentures between December 31, 2016 and June 30, 2017 was $(73,742) and was reflected as a charge in the Condensed Statement of Operations.

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

Subordinated Notes Payable. Subordinated notes payable is comprised of the following:

	June 30, 2017	December 31, 2016
Subordinated notes payable, at par	$700,000	$—
Unamortized discount	(288,895)	—

Total notes payable	$411,105	$—

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both are represented by promissory notes (the “Notes”) that bear interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The Notes are unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Notes.

The Company granted the lenders warrants (the “Warrants”) exercisable to purchase a total of 200,000 shares of its common stock at an exercise price of $3.65 per share until June 29, 2022.

The Company allocated $288,895 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants for 200,000 common shares issued to the lenders. The discount will be amortized to interest expense ratably over the terms of the Note.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:
2017 (period from July 1, 2017 to December 31, 2017)	$17,149
2018	8,574

Total future minimum lease payments	25,723
Less amount representing interest	602

Present value of minimum lease payments	25,121
Less current portion	25,121
Capital lease obligations, less current portion	$—

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	June 30, 2017	December 31, 2016
Office furniture, fixtures and equipment	$250,843	$382,928
Less: accumulated amortization	(193,172)	(294,895)

Net furniture, fixtures and equipment	$57,671	$88,033

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,926,258	$3,926,258
Warrant derivative liability	$—	$—	$19,357	$19,357
	$—	$—	$3,945,615	$3,945,615

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,000,000	$4,000,000
Warrant derivative liability	$—	$—	$33,076	$33,076
	$—	$—	$4,033,076	$4,033,076

The following table represents the change in level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2016	$33,076	$4,000,000	$4,033,076

Change in fair value	(13,719)	(73,742)	(87,461)

June 30, 2017	$19,357	$3,926,258	$3,945,615

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued warranty expense	$180,535	$374,597
Accrued senior convertible note issuance costs	—	204,000
Accrued sales commissions	32,162	36,389
Accrued payroll and related fringes	344,613	270,781
Accrued insurance	70,140	81,610
Accrued rent	159,025	182,409
Accrued sales returns and allowances	58,810	215,802
Other	201,955	177,141

	$1,047,240	$1,542,729

Accrued warranty expense was comprised of the following for the six months ended June 30, 2017:

2017
Beginning balance	$374,597
Provision for warranty expense	97,784
Charges applied to warranty reserve	(291,847)

Ending balance	$180,535

NOTE 9. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2017 and 2016 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2017 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $24,130,000 and $22,455,000 as of June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017, the Company had available approximately $44,200,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2037. In addition, the Company had research and development tax credit carryforwards approximating $2,060,000 available as of June 30, 2017, which expire between 2023 and 2037.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. The Company has also entered into month-to-month leases for equipment. Rent expense was $99,431 and $99,431 for the three months ended June 30, 2017 and 2016, respectively, and $198,862 and $198,862, for the six months ended June 30, 2017 and 2016, respectively. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2017 (period from July 1, 2017 to December 31, 2017)	$223,203
2018	451,248
2019	457,327
2020	154,131
$1,285,909

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,250 and $6,250 for the three months ended June 30, 2017 and 2016, respectively, and $8,688 and $12,661 for the six months ended June 30, 2017 and 2016, respectively.

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

Axon Enterprise, Inc. – (Formerly Taser International, Inc.)

The Company owns U.S. Patent No. 8,781,292 (the “ ‘292 Patent”), which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

The Company received notice in April 2015 that Taser International, Inc., now known as Axon Enterprises, Inc. (“Axon”), had commenced an action in the U.S. Patent and Trademark Office (the “USPTO”) for a re-examination of the ‘292 patent. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Axon was from an unrelated third party and was not the result of any of Axon’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The Company later added the ‘452 patent to the suit and is seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for inter partes review (“IPR”) of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. Axon is again attempting through its recently filed petition to convince the USPTO that Digital Ally’s patents lack patentability. Axon subsequently filed another action for an IPR against the ‘292 Patent and two more petitions against the ‘452 Patent. The USPTO rejected one of Axon’s requests on the ‘292 Patent and instituted an investigation of the other petition. As for the ‘452 Patent, the court rejected both of Axon’s requests on the petition challenging the claims at issue in the lawsuit. Axon is now statutorily precluded from filing any more IPR petitions against either the ‘292 or ‘452 Patents.

The District Court litigation in Kansas has been stayed since the filing of the petitions for IPR, The Court, however, requested an update on the status of the petitions and the Company has provided such an update after the decision was rendered which denied the final ‘452 Patent petition. Because both of Axon’s petitions for an IPR on the ‘452 Patent that related to the claims in the lawsuit were denied, the Company is seeking to lift the stay and proceed with the lawsuit to a trial where the question of infringement and damages can be addressed.

Enforcement Video, LLC d/b/a WatchGuard Video

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The Patent Trial and Appeal Board (“PTAB”) will not issue a decision on whether to institute until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

Utility Associates, Inc.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded.

On June 6, 2014 the Company filed an Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In the lawsuit it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

The suit also includes claims against Utility for tortious interference with contracts and violation of the Kansas Uniform Trade Secrets Act (KUSTA), arising out of Utility’s employment of the Company’s employees, in violation of that employee’s Non-Competition and Confidentiality agreements with the Company. In addition to damages, the Company seeks temporary, preliminary, and permanent injunctive relief, prohibiting Utility from, among other things, continuing to threaten or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $6,595 and $-0-, respectively, for the six months ended June 30, 2017 and 2016.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $47,055 and $47,453 for the three months ended June 30, 2017 and 2016, respectively, and $94,326 and $88,711 for the six months ended June 30, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that requires it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC and advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of June 30, 2017, the Company had advanced a total of $289,315 pursuant to this agreement.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $115,756 and $355,236, for the three ended June 30, 2017 and 2016, and $502,789 and $781,066 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 1,925,000 shares of common stock. The 2005 Plan terminated during 2015 with 28 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2017 total 26,813. The 2006 Plan terminated during 2016 with 4,505 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2017 total 62,080. The 2007 Plan terminated during 2017 with 48,500 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2017 total 41,875.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 8,363 shares remained available for awards under the various Plans as of June 30, 2017.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the six months ended June 30, 2017.

Activity in the various Plans during the six months ended June 30, 2017 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	362,440	$18.46
Granted	—	—
Exercised	—	—
Forfeited	(52,609)	(12.02)
Outstanding at June 30, 2017	309,831	$19.37
Exercisable at June 30, 2017	301,031	$19.84
Weighted-average fair value for options granted during the period at fair value	—	$—

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2017.

At June 30, 2017, the aggregate intrinsic value of options outstanding was approximately $-0-, and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the six months ended June 30, 2017.

As of June 30, 2017, the unrecognized portion of stock compensation expense on all existing stock options was $41,163, which will be recognized over the next 3 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2017:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	98,124	7.0 years	89,324	7.0 years
$4.00 to $6.99	34,125	5.2 years	34,125	5.2 years
$7.00 to $9.99	18,444	4.2 years	18,444	4.2 years
$10.00 to $12.99	6,200	1.9 years	6,200	1.9 years
$13.00 to $15.99	51,438	3.2 years	51,438	3.2 years
$16.00 to $18.99	—	0.0 years	—	0.0 years
$19.00 to $29.99	6,500	2.1 years	6,500	2.4 years
$30.00 to $55.00	95,000	0.5 years	95,000	0.5 years
	309,831	3.8 years	301,031	3.7 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2017 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2017	495,300	$5.75
Granted	200,000	5.10
Vested	(136,750)	(6.47)
Forfeited	(9,200)	(6.47)
Nonvested balance, June 30, 2017	549,350	$5.78

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2017, there were $1,674,139 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 42 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2017 (July 1 through December 31)	55,300
2018	183,450
2019	289,100
2020	21,500

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with various debt and equity issuances. The Warrants are immediately exercisable and allow the holders to purchase up to 2,579,290 shares of common stock at $3.65 to $16.50 per share as of June 30, 2017. The Warrants expire from July 22, 2017 through June 30, 2022 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2016	2,379,290	$10.47
Granted	200,000	3.65
Exercised	—	—
Cancelled	—	—
Vested Balance, March 31, 2017	2,579,290	$9.94

The total intrinsic value of all outstanding Warrants aggregated $-0- as of June 30, 2017 and the weighted average remaining term is 30 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of June 30, 2017:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$3.65	200,000	5.0 years
$3.65	12,200	2.2 years
$5.00	800,000	4.5 years
$8.50	42,500	1.4 years
$13.43	639,824	0.1 years
$13.43	879,766	3.5 years
$16.50	5,000	3.0 years
	2,379,290	2.5 years

NOTE 13. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted income per share – Net loss	$(2,326,523)	$(2,865,084)	$(4,359,478)	$(5,178,209)

Denominator for basic loss per share – weighted average shares outstanding	5,679,731	5,319,259	5,654,755	5,282,514
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	5,679,731	5,319,259	5,654,755	5,282,514

Net income (loss) per share:
Basic	$(0.41)	$(0.54)	$(0.77)	$(0.98)
Diluted	$(0.41)	$(0.54)	$(0.77)	$(0.98)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2017 and 2016, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 14. SUBSEQUENT EVENTS

On July 6, 2017 and August 3, 2017, the USPTO rendered its final decisions to decline to institute an inter partes reviews (IPR) against Digital Ally’s ‘452 Patent as requested by Axon. These represented Axon’s final attempts to invalidate the claims of Digital Ally’s ‘452 Patent in front of the USPTO. Axon had previously filed petitions for two IPRs against Digital Ally’s ‘452 Patent. On July 6, 2017, the USPTO denied institution of Axon’s first IPR action on the ‘452 Patent, finding that Axon had not established even a reasonable likelihood that the challenged claims would be found unpatentable after completion of an IPR trial. On August 3, 2017, the USPTO issued a decision denying institution of Axon’s second IPR request on the ‘452 Patent. Axon has twice unsuccessfully attempted to invalidate claims in the ‘452 Patent and is now statutorily barred from filing any further IPRs against the ‘452 Patent, as well as against the ‘292 Patent.

In the four IPRs that Axon filed against Digital Ally’s ‘292 and ‘452 Patents, Axon has lost on three of the IPR petitions by failing to persuade the USPTO to even institute a hearing. The result of the fourth IPR, which only challenges certain claims of the ‘292 Patent, has yet to be decided by the USPTO, with a decision expected to be rendered approximately during the first quarter of 2018. For the fourth and only remaining IPR, Digital Ally is vigorously defending Axon’s claims of unpatentability and is looking forward to confirming the uniqueness of its innovation.

The Company held a Special Meeting of its shareholders (the “Special Meeting”) on Monday, August 14, 2017. There were sufficient shares of common stock represented in person or by proxy at the Special Meeting to establish a quorum. The matters voted upon at the Special Meeting and the results of such voting were:

●	Ratification of an amendment to its Articles of Incorporation to increase the number of authorized shares of its capital stock that it may issue from 9,375,000 to 25,000,000, of which all 25,000,000 shares shall be classified as common stock; and

●	An amendment to the 2015 Digital Ally, Inc. Stock Option and Restricted Stock Plan to increase the number of shares reserved for issuance under such Plan by 500,000.

Both matters were ratified/approved at the Special Meeting.

At the 2016 Annual Meeting, the Company reported that the stockholders had voted to approve the amendment of its Articles of Incorporation to increase the number of authorized shares of its capital stock from 25,000,000 to 35,000,000, of which 10,000,000 shares would be classified as Blank Check Preferred (the “Blank Check Preferred Amendment”). On June 24, 2016, the Company filed the Blank Check Preferred Amendment with the Nevada Secretary of State, and it became effective the same day. A question was recently raised regarding the validity of the vote taken on the Blank Check Preferred Amendment. Upon investigation, the Company determined that there was a problem with the vote taken respecting the Blank Check Preferred Amendment. Accordingly, the Company will make appropriate filings with the Nevada Secretary of State to rescind the Blank Check Preferred Amendment. It is important to note in this connection that the Company has not issued, or committed to issue, any shares of the Blank Check Preferred.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2016 and 2017, and our ability to pay the Debentures and Notes when due; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our newer products, and the degree to which the interest shown in our products, including the DVM-800 HD, FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2017; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Axon and WatchGuard will achieve their intended objectives; (34) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and Utility Associates respecting us, our products and customers; (35) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (36) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (37) whether such technology will have a significant impact on our revenues in the long-term; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including an array of in-car digital video mirrors (the DVM-100, DVM-400, DVM-800, DVM-800 HD and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. In recent years we have launched the following products: the FirstVU HD; DVM-800; the DVM-800 HD; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2017. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2017 and 2016. The following is a summary of our recent operating results on a quarterly basis:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$3,486,502	$5,229,860	$3,445,610	$4,339,527	$4,384,411	$4,404,943
Gross profit	1,173,216	2,276,849	148,807	2,033,571	1,265,236	1,853,619
Gross profit margin percentage	33.7%	43.5%	4.3%	46.9%	28.9%	42.1%
Total selling, general and administrative expenses	3,665,813	4,079,062	4,162,802	5,275,212	4,157,893	4,191,514
Operating loss	(2,492,597)	(1,802,213)	(4,013,995)	(3,241,641)	(2,892,657)	(2,337,895)
Operating income percentage	(71.5)%	(34.5)%	(116.5)%	(74.7)%	(66.0)%	(53.1)%
Net loss	$(2,326,523)	$(2,032,955)	$(4,276,900)	$(3,255,579)	$(2,865,084)	$(2,313,125)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the DVM-800 HD, FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $2,492,597 on revenues of $3,486,502 for second quarter 2017, which continued a series of quarterly losses resulting from competitive pressures, product quality control issues and product warranty issues, and infringement of our patents by direct competitors such as Axon and Watchguard that reduced our revenues and that hurt our gross margins.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in second quarter 2017 to $3,486,502 from $5,229,860 in first quarter 2017, $3,445,610 in fourth quarter 2016, $4,339,527 in third quarter 2016 and $4,384,411 in second quarter 2016. The primary reason for the revenue decrease is the halt of deliveries under the AMR contract, which was expected to generate significant revenues in the second quarter. Deliveries under the AMR contract were placed on hold after AMR experienced two accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR has alleged that the DVM-250 units in those vehicles failed to record the accidents. We have not been given the opportunity to perform diagnostic or other tests on the DVM-250 units involved to determine whether the video could be retrieved and the performance of the units under the circumstances. Management is hopeful that deliveries will resume under the contract during the remainder of 2017; however, there can be no assurance that deliveries will resume and if they resume, when and at what pace.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and a trend is developing where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Axon and Watchguard, although we can make no assurances in this regard.

●	Service and other revenues increased 48% in the six months ended June 30, 2017 from the six months ended June 30, 2016. We are concentrating on expanding our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services increased approximately $177,000 in 2017. Additionally, installation service and cloud storage revenues increased approximately $147,000 and $83,000, respectively, for the six months ended June 30, 2017 compared to 2016. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers. If successful, we believe that these new market channels could yield substantial recurring service revenues for us in 2017 and beyond. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. This new service revenue model could have a substantial impact on our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our newer products, including the DVM-800 and FirstVU HD, contributed 60% of total sales for the six months ended June 30, 2017, compared to 62% for the six months ended June 30, 2016. We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point. In addition, our commercial event recorders (DVM-250 Plus) increased from 7% to 12% of total revenues.

●	Our international revenues decreased to $89,847 (1% of total revenues) during the six months ended June 30, 2017, compared to $326,960 (4% of total revenues) during the six months ended June 30, 2016. Our 2017 revenues have been disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

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

For the Three Months Ended June 30, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	66%	71%

Gross profit	34%	29%
Selling, general and administrative expenses:
Research and development expense	24%	19%
Selling, advertising and promotional expense	27%	23%
Stock-based compensation expense	4%	8%
General and administrative expense	50%	45%

Total selling, general and administrative expenses	105%	95%

Operating loss	(71%)	(66%)
Change in fair value of secured notes payable	6%	—%
Change in warrant derivative liabilities	—%	—%
Other income and interest expense, net	(2%)	1%

Loss before income tax benefit	(67%)	(65%)
Income tax (provision)	—%	—%

Net loss	(67%)	(65%)

Net loss per share information:
Basic	$(0.41)	$(0.54)
Diluted	$(0.41)	$(0.54)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price

DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995

MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795

DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295

DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $4,795. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295

DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495

Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995

FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595

VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial .customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for the second quarters of 2017 and 2016 were derived from the following sources:

	Three months ended June 30,
	2017	2016
DVM-800	51%	47%
FirstVU HD	10%	15%
DVM- 250 Plus	9%	9%
Cloud service revenue	3%	1%
DVM-750	2%	9%
VuLink	2%	2%
DVM-100 & 400	1%	1%
Repair and service	7%	5%
Accessories and other revenue	15%	11%
	100%	100%

Product revenues for the three months ended June 30, 2017 and 2016 were $3,035,810 and $4,045,373, respectively, a decrease of $1,009,563 (25%), due to the following factors:

●	We shipped four individual orders in excess of $100,000, for a total of approximately $620,000 in revenue and deferred revenue for the three months ended June 30, 2017 compared to four individual orders in excess of $100,000, for a total of approximately $1,352,000 in revenue and deferred revenue for the three months ended June 30, 2016. Our average order size decreased to approximately $2,430 in the three months ended June 30, 2017 from $2,960 during the three months ended June 30, 2016. Our DVM-800 in-car video product represented 51% of total revenues and are sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point that is competitive feature wise with our competitor’s products but at a better price-point.

●	Our international revenues increased to $60,041 (2% of total revenues) during second quarter 2017, compared to $13,231 (less than 1% of total revenues) during second quarter 2016. Our second quarter 2017 revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

Service and other revenues for the three months ended June 30, 2017 and 2016 were $429,692 and $339,038, respectively, an increase of $90,654 (27%), due to the following factors:

●	Cloud revenues were $92,398 and $31,248 for the three months ended June 30, 2017 and 2016, respectively, an increase of $61,150 (196%).We have seen increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2017. We believe the trend of increased cloud service revenues will continue for the balance of 2017 because AMR awarded us the FleetVU manager cloud storage contract for DVM-250 systems in early 2017 and an increasing number of other commercial customers have elected to utilize our recurring service fee-based FleetVu and asset tracking solutions.

●	Revenues from extended warranty services were $208,016 and $120,111 the three months ended June 30, 2017 and 2016, respectively, an increase of $87,905 (73%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2017.

Total revenues for the three months ended June 30, 2017 and 2016 were $3,486,502 and $4,384,411, respectively, a decrease of $897,909 (20%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended June 30, 2017 and 2016 was $1,959,274 and $2,826,213, respectively, a decrease of $866,939 (31%). The decrease in cost of goods sold is commensurate with the 25% decrease in product revenues coupled with product cost of sales as a percentage of revenues decreasing to 64% during the three months ended June 30, 2017 compared to 70% for the three months ended June 30, 2016. In second quarter 2016 we became aware of workmanship issues on our PCB boards affecting our FirstVU HD product that required us to inspect all PCB boards and replace those exhibiting contamination issues. We incurred total charges to product cost of sales approximating $650,000 during the three months ended June 30, 2016. This contamination issue was resolved in 2016 and we did not incur similar charges in 2017.

Cost of service and other revenues for the three months ended June 30, 2017 and 2016 was $354,012 and $292,962, respectively, an increase of $61,050 (21%). The increase in service and other cost of goods sold is commensurate with the 27% increase in service and other revenues for the three months ended June 30, 2017 compared to June 30, 2016.

Total cost of sales as a percentage of revenues decreased to 66% during the three months ended June 30, 2017 compared to 71% for the three months ended June 30, 2016. We believe our gross margins will return to more normal levels in future quarters if we improve revenue levels and reduce product warranty issues.

We had $2,326,204 and $1,999,920 in reserves for obsolete and excess inventories at June 30, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,529,183 and $4,015,170 at June 30, 2017 and December 31, 2016, respectively, an increase of $514,013 (13%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,620,996 and $7,215,346 at June 30, 2017 and December 31, 2016, respectively, an increase of $405,650 (6%). The increase in finished goods was primarily in the FirstVU HD and DVM 250 products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and legacy products. Additionally, we increased our reserves on selected refurbished and items requiring repair during the six months ended June 30, 2017. We believe the reserves are appropriate given our inventory levels at June 30, 2017.

Gross Profit

Gross profit for the three months ended June 30, 2017 and 2016 was $1,173,216 and $1,265,236, respectively, a decrease of $92,020 (7%). The decrease is commensurate with the 20% decrease in revenues for the three months ended June 30, 2017 offset by cost of sales as a percentage of revenues decreasing to 66% during the three months ended June 30, 2017 from 71% for the six months ended June 30, 2016. We believe that gross margins will improve during the remainder of 2017 because we have corrected the quality control and other warranty related issues affecting our FirstVU HD product during recent quarters. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2017. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,665,813 and $4,157,893 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $492,080 (12%). Overall selling, general and administrative expenses as a percentage of sales increased to 105% in 2017 compared to 95% in the same period in 2016. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2017	2016
Research and development expense	$846,460	$813,150
Selling, advertising and promotional expense	952,312	1,003,507
Stock-based compensation expense	115,756	355,236
Professional fees and expense	351,714	484,254
Executive, sales and administrative staff payroll	684,493	843,598
Other	715,078	658,148
Total	$3,665,813	$4,157,893

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $846,460 and $813,150 for the three months ended June 30, 2017 and 2016, respectively, an increase of $33,310 (4%). We employed a total of 35 engineers at June 30, 2017 compared to 31 engineers at June 30, 2016, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 24% for the three months ended June 30, 2017 compared to 19% for the three months ended June 30, 2016. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $952,312 and $1,003,507 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $51,195 (5%). Salesman salaries and commissions represents the primary components of these costs and were $809,259 and $808,563 for the three months ended June 30, 2017 and 2016, respectively, an increase of $696 (-0-%). We have increased the number of salesman in 2017 compared to 2016, in particular in our commercial sales channel. The effective commission rate was 23.2% and 18.4% for the three months ended June 30, 2017 and 2016, respectively.

Promotional and advertising expenses totaled $143,053 during the three months ended June 30, 2017 compared to $194,944 during the three months ended June 30, 2016, a decrease of $51,891 (27%). The Company is decreasing the number of trade shows attended during 2017 as it has lost some of its confidence in the efficiency and effectiveness of many of the lesser attended trade shows.

Stock-based compensation expense. Stock based compensation expense totaled $115,756 and $355,236 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $239,480 (67%). In 2017, the Company adopted the new accounting standard issued by the FASB to reduce the complexity of accounting for stock compensation and elected to account for stock option forfeitures as they occur. For the three months ended June 30, 2017 there were 50,000 stock options that expired and were forfeited, which decreased stock compensation expense for the three months ended June 30, 2017 compared to 2016. Additionally, the amortization of the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees when the general market price of our common stock was lower also had the effect of decreasing the stock compensation expense for the three months ended June 30, 2017 compared to 2016.

Professional fees and expense. Professional fees and expenses totaled $351,714 and $484,254 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $132,540 (27%). The decrease in professional fees and expenses in the three months ended June 30, 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the Utility, Axon and WatchGuard lawsuits. These matters continue and the reduced litigation charges are generally due to timing issues in the litigation although the Axon and Watchguard lawsuits were both under a stay order pending final USPTO rulings on the various IPR requests which have largely been ruled in our favor. We expect litigation expense to trend higher during the remainder of 2017 as we appeal in the court’s summary motion ruling on the Utility lawsuit and the USPTO rules on the IPR requests in the Axon and WatchGuard lawsuits and the stays are lifted. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $684,493 and $843,598 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $159,105 (19%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $120,000 in executive bonuses and the reclassification of certain technical support personnel to generate direct installation and other service revenues in the three months ended June 30, 2017 compared to June 30, 2016. We have increased our technical support staff in recent quarters to handle field inquiries and requests for product installation services because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD. In recent quarters, certain members of our technical support staff have been reclassified to direct services for product installation and other services for our customers and their respective payroll related expenses are now being charged to service cost of sales in 2017 compared to 2016.

Other. Other selling, general and administrative expenses totaled $715,078 and $658,148 for the three months ended June 30, 2017 and 2016, respectively, an increase of $56,930 (9%). The increase in other expenses in the second quarter 2017 compared to the second quarter 2016 is primarily attributable to increased health insurance premiums for our associates.

Operating Loss

For the reasons previously stated, our operating loss was $2,492,597 and $2,892,657 for the three months ended June 30, 2017 and 2016, respectively, an improvement of $400,060 (14%). Operating loss as a percentage of revenues increased to 71% in 2017 from 66% in 2016.

Interest Income

Interest income decreased to $3,797 for the three months ended June 30, 2017 from $7,198 in 2016.

Interest Expense

We incurred interest expense of $80,436 and $907 during the three months ended June 30, 2017 and 2016. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016 which bore interest at the rate of 8% per annum that remained outstanding at June 30, 2017. No similar interest bearing debt was outstanding during the 2016 period.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and June 30, 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and June 30, 2017 and the warrant derivative liability balance was $33,076 at December 31, 2016 and $19,357 at June 30, 2017.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $13,114 for the three months ended June 30, 2017 compared to a gain of $21,282 for the three months ended June 30, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at June 30, 2017 and December 31, 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,926,258 and $4,000,000 for the Debentures including their embedded derivatives as of June 30, 2017 and December 31, 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. The fair value of the Debentures was $3,926,258 at June 30, 2017 representing a fair value change of $229,599 from March 31, 2017, which was recognized as income in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2017.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,326,523 and $2,865,084 for the three months ended June 30, 2017 and 2016, respectively, an improvement of $538,561 (19%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended June 30, 2017 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2017. During 2017, we increased our valuation reserve on deferred tax assets by $1,675,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $44,200,000 of net operating loss carryforwards and $2,060,000 of research and development tax credit carryforwards as of June 30, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,326,523 and $2,865,084 for the three months ended June 30, 2017 and 2016, respectively, improvement of $538,561 (19%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.41 and $0.54 for the three months ended June 30, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2017 and 2016 because of the net loss reported for each period.

For the Six Months Ended June 30, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	60%	65%

Gross profit	40%	35%
Selling, general and administrative expenses:
Research and development expense	19%	18%
Selling, advertising and promotional expense	23%	22%
Stock-based compensation expense	6%	9%
General and administrative expense	41%	46%

Total selling, general and administrative expenses	89%	95%

Operating loss	(49%)	(60%)
Change in fair value of secured notes payable	1%	—%
Change in warrant derivative liabilities	—%	1%
Other income and interest expense, net	(2%)	—%

Loss before income tax benefit	(50%)	(59%)
Income tax benefit	—%	—%

Net loss	(50%)	(59%)

Net loss per share information:
Basic	$(0.77)	$(0.98)
Diluted	$(0.77)	$(0.98)

Revenues for the six months ended 2017 and 2016, respectively, were derived from the following sources:

	Six months ended June 30,
	2017	2016
DVM-800	48%	45%
FirstVU HD	12%	17%
DVM-250 Plus	12%	7%
DVM-750	2%	6%
DVM-100 & DVM-400	2%	3%
DVM-500 Plus	—%	2%
VuLink	2%	2%
Cloud service revenue	2%	1%
Repair and service	7%	5%
Accessories and other revenues	13%	12%
	100%	100%

Our commercial event recorders (DVM-250 Plus) increased from 7% to 12% of total revenues, which trend is expected to continue because of the appeal of our FleetVU driver management and monitoring tool.

Product revenues for the six months ended June 30, 2017 and 2016 were $7,742,170 and $8,132,287, respectively, a decrease of $390,117 (5%), due to the following factors:

●	Our commercial event recorder revenues were significantly better in the six months ended June 30, 2017 compared to 2016. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on revenues. Management had expected more substantial increases in our commercial event recorder revenues given the AMR contract which was awarded in early 2017. Deliveries under the AMR contract were placed on hold after AMR experienced two accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR has alleged that the DVM-250 units in those vehicles failed to record the accidents. We have not been given the opportunity to perform diagnostic or other tests on the DVM-250 units involved to determine whether the video could be retrieved and the performance of the units under the circumstances. Management is hopeful that deliveries will resume under the contract during the remainder of 2017; however, there can be no assurance that deliveries will resume and if they resume, when and at what pace.

●	We shipped eight individual orders in excess of $100,000, for a total of approximately $2,178,000 in revenue and deferred revenue for the six months ended June 30, 2017 compared to five individual orders in excess of $100,000, for a total of approximately $1,458,000 in revenue and deferred revenue for the six months ended June 30, 2016. Our average order size increased to approximately $2,875 in the six months ended June 30, 2017 from $2,850 during the six months ended June 30, 2016. Our newer mirror-based products include the DVM-800 and DVM-800 HD, which are sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point that is competitive feature wise with our competitor’s products but at a better price-point.

●	Our international revenues decreased to $89,847 (1% of total revenues) during the six months ended June 30, 2017, compared to $326,960 (4% of total revenues) during the six months ended June 30, 2016. Our 2017 revenues have been disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

Service and other revenues for the six months ended June 30, 2017 and 2016 were $974,192 and $657,067, respectively, an increase of $317,125 (48%), due to the following factors:

●	Cloud revenues were $141,946 and $58,768 for the six months ended June 30, 2017 and 2016, respectively, an increase of $83,178 (142%).We have seen increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2017. We believe the trend of increased cloud service revenues will continue for the balance of 2017 because AMR awarded us the FleetVU manager cloud storage contract for DVM-250 systems in early 2017 and an increasing number of other commercial customers have elected to utilize our recurring service fee-based FleetVu and asset tracking solutions. Revenues from extended warranty services were $402,354 and $225,337 the six months ended June 30, 2017 and 2016, respectively, an increase of $177,017 (79%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2017.

●	Installation service revenues were $146,860 and $-0- for the six months ended June 30, 2017 and 2016, respectively. The increase in 2017 was primarily due to the contract awarded in early 2017 for the installation of 1,550 three-camera DVM-250 systems, most of which were installed in the six months ended June 30, 2017.

Total revenues for the six months ended June 30, 2017 and 2016 were $8,716,362 and $8,789,354, respectively, a decrease of $72,992 (1%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the six months ended June 30, 2017 and 2016 was $4,733,311 and $5,252,258, respectively, a decrease of $518,947 (10%). The decrease in cost of goods sold is commensurate with the 5% decrease in product revenues coupled with product cost of sales as a percentage of revenues decreasing to 61% in 2017 from 65% in 2016. In second quarter 2016 we became aware of workmanship issues on our PCB boards affecting our FirstVU HD product that required us to inspect all PCB boards and replace those exhibiting contamination issues. We incurred total charges to product cost of sales approximating $650,000 during the six months ended June 30, 2016. This contamination issue was resolved in 2016 and we did not incur any similar charges in 2017. We increased the reserve for obsolete and excess inventories by approximately $320,000 during the six months ended June 30, 2017 due to increased levels of excess component parts of older versions of PCB boards, legacy products and used trade-in inventory requiring refurbishment.

Cost of service and other revenues for the six months ended June 30, 2017 and 2016 was $532,986 and $418,241, respectively, an increase of $114,745 (27%). The increase in service and other cost of goods sold is commensurate with the 48% increase in service and other revenues for the six months ended June 30, 2017 compared to June 30, 2016. Cost of service revenues are generally lower than cost of products sold.

Total cost of sales as a percentage of revenues decreased to 60% during the six months ended June 30, 2017 compared to 65% for the six months ended June 30, 2016. We believe our gross margins will continue to improve if we improve revenue levels and continue to reduce product warranty issues.

Gross Profit

Gross profit for the six months ended June 30, 2017 and 2016 was $3,450,065 and $3,118,855, respectively, an increase of $331,210 (11%). The increase is primarily attributable to cost of sales as a percentage of revenues decreasing to 60% during the six months ended June 30, 2017 from 65% for the six months ended June 30, 2016 offset by the 1% decrease in revenues for the six months ended June 30, 2016. We believe that gross margins will continue to improve in 2017 because we have corrected the quality control and other warranty related issues affecting our FirstVU HD product during recent quarters. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2017. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,744,875 and $8,349,407 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $604,532 (7%). Selling, general and administrative expenses as a percentage of sales decreased to 89% in 2017 compared to 95% in 2016. The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2017	2016
Research and development expense	$1,664,351	$1,622,004
Selling, advertising and promotional expense	1,987,834	1,926,499
Stock-based compensation expense	502,789	781,066
Professional fees and expense	775,490	1,055,332
Executive, sales and administrative staff payroll	1,370,852	1,618,759
Other	1,443,559	1,345,747
Total.	$7,744,875	$8,349,407

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,664,351 and $1,622,004 for the six months ended June 30, 2017 and 2016, respectively, an increase of $42,347 (3%). We employed a total of 35 engineers at June 30, 2017 compared to 31 engineers at June 30, 2016, most of whom are dedicated to research and development activities for new products. We are increasing our engineering staff of web-based developers as we expand our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 19% for the six months ended June 30, 2017 compared to 18% for the six months ended June 30, 2016. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,987,834 and $1,926,499 for the six months ended June 30, 2017 and 2016, respectively, an increase of $61,335 (3%). Salesman salaries and commissions represent the primary components of these costs and were $1,717,505 for the six months ended June 30, 2017 compared to $1,605,087 for the six months ended June 30, 2016, an increase of $112,418 (7%). We have increased the number of salesman in 2017 compared to 2016, in particular in our commercial sales channel. The overall effective commission rate was 19.7% and 18.3% for six months ended June 30, 2017 and June 30, 2016, respectively.

Promotional and advertising expenses totaled $270,329 during the six months ended June 30, 2017 compared to $321,412 during the six months ended June 30, 2016, a decrease of $51,083 (16%). The Company is decreasing the number of trade shows attended during 2017 as it has lost some of the confidence it had in the efficiency and effectiveness of many of the lesser attended trade shows.

Stock-based compensation expense. Stock based compensation expense totaled $502,789 and $781,066 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $278,277 (36%). In 2017, the Company adopted the new accounting standard issued by the FASB to reduce the complexity of accounting for stock compensation and elected to account for stock option forfeitures as they occur. For the six months ended June 30, 2017 there were 52,609 stock options that expired and were forfeited, which decreased stock compensation expense for the six months ended June 30, 2017 compared to 2016. Additionally, the amortization of the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees when the general market price of our common stock was lower also had the effect of decreasing the stock compensation expense for the six months ended June 30, 2017 compared to 2016.

Professional fees and expense. Professional fees and expenses totaled $775,490 and $1,055,332 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $279,842 (27%). The decrease in professional fees and expenses in 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the Utility, Axon and WatchGuard lawsuits. These matters continue and the reduced litigation charges are generally due to timing issues in the litigation, although the Axon and Watchguard lawsuits were both under a stay order pending final USPTO rulings on the various IPR requests which have largely now been ruled in our favor. We expect litigation expense to trend higher during the remainder of 2017 as we appeal in the court’s summary motion ruling on the Utility lawsuit and the USPTO rules on the IPR requests in the Axon and WatchGuard lawsuits and the stays are lifted. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,370,852 and $1,618,759 for the six months ended June 30, 2017 and 2016, respectively, a decrease of $247,907 (15%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $125,000 in executive bonuses and the reclassification of certain technical support personnel to generate direct installation and other service revenues in the six months ended June 30, 2017 compared to June 30, 2016. We have increased our technical support staff in recent quarters to handle field inquiries and requests for product installation services because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD. In recent quarters, certain members of our technical support staff have been reclassified to direct services for product installation and other services for our customers and their respective payroll related expenses are now being charged to service cost of sales in 2017 compared to 2016.

Other. Other selling, general and administrative expenses totaled $1,443,559 and $1,345,747 for the six months ended June 30, 2017 and 2016, respectively, an increase of $97,812 (7%). The increase in other expenses in 2017 compared to 2016 is primarily attributable to increased health insurance premiums for our associates.

Operating Loss

For the reasons previously stated, our operating loss was $(4,294,810) and $(5,230,552) for the six months ended June 30, 2017 and 2016, respectively an improvement of $935,742 (18%). Operating loss as a percentage of revenues decreased to 49% for the first six months of 2017 from 60% for the same period in 2016.

Interest Income

Interest income decreased to $8,858 for the six months ended June 30, 2017 from $16,190 in 2016.

Interest Expense

We incurred interest expense of $160,987 and $1,662 during the six months ended June 30, 2017 and 2016. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016, which bore interest at the rate of 8% per annum that remained outstanding at June 30, 2017. No similar interest bearing debt was outstanding during the 2016 period.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and June 30, 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and June 30, 2017 and the warrant derivative liability balance was $33,076 at December 31, 2016 and $19,357 at June 30, 2017.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $13,719 for the six months ended June 30, 2017 compared to a gain of $37,815 for the six months ended June 30, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at June 30, 2017 and December 31, 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,926,258 and $4,000,000 for the Debentures including their embedded derivatives as of June 30, 2017 and December 31, 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. The fair value of the Debentures was $3,926,258 at June 30, 2017 representing a fair value change of $73,742 from December 31, 2016, which was recognized as income in the Condensed Consolidated Statement of Operations.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $4,359,478 and $5,178,209 for the six months ended June 30, 2017 and 2016, respectively, an improvement of $818,731 (16%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the six months ended June 30, 2017 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2017. During 2017, we increased our valuation reserve on deferred tax assets by $1,675,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $44,200,000 of net operating loss carryforwards and $2,060,000 of research and development tax credit carryforwards as of June 30, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $4,359,478 and $5,178,209 for the six months ended June 30, 2017 and 2016, respectively, an improvement of $818,731 (16%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.77 and $0.98 for the six months ended June 30, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2017 and 2016 because of the net loss reported for each period.

Liquidity and Capital Resources

On June 30, 2017, we borrowed $700,000 under unsecured notes payable with two private, third party lenders. The loans are represented by two promissory notes (the “Notes”) that bear interest at 8% per annum and are payable in cash on or before the maturity date. The Notes are due and payable in full on September 30, 2017 and may be prepaid without penalty at any time. The Notes are unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Notes. We issued warrants to purchase 200,000 shares of common stock for $3.65 per share in connection with the Notes. Such warrants are exercisable immediately and expire on June 29, 2022. We used the proceeds of this private placement for general working capital purposes.

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

If we had to supplement our liquidity to support our operations in 2017, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. In the alternative, we have warrants outstanding exercisable to purchase 2,579,290 shares of common stock at a weighted average exercise price $9.94 per share outstanding as of June 30, 2017. In addition, there are common stock purchase options outstanding exercisable to purchase 309,831 shares at an average price of $19.37 per share and the recently issued 800,000 warrants at an exercise price of $5.00 per share and 200,000 warrants at an exercise price of $3.65 per share. We could use such warrants to provide near-term liquidity and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2017 and beyond.

The Company’s 2017 operating plan also includes raising additional capital through a public offering and it has a shelf filing that would allow it to issue registered shares. The Company has demonstrated its ability to raise new debt or equity capital in recent years and if necessary, it believes that it could raise additional capital during the next 12 months and is currently considering the issuance of debt, equity or a combination of both within the next 90 days. In addition, the Company is considering reducing the exercise price on outstanding common stock purchase warrants in order to induce holders to exercise which would generate working capital, but again can offer no assurances in this regard. Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $1,325,090 of available cash and equivalents (including $500,000 of restricted cash) and net working capital of approximately $4.8 million as of June 30, 2017. Net working capital as of June 30, 2017 includes approximately $2.1 million of accounts receivable and $10.3 million of inventory.

Cash and cash equivalents balances: As of June 30, 2017, we had cash and cash equivalents with an aggregate balance of $825,090, a decrease from a balance of $3,883,124 at December 31, 2016. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,058,034 net decrease in cash during the six months ended June 30, 2017:

●	Operating activities:	$3,374,552 of net cash used in operating activities. Net cash used in operating activities was $3,374,552 and 2,566,952 for the six months ended June 30, 2017 and 2016, respectively, a deterioration of $807,600. The deterioration was primarily the result of increases in inventory and prepaid expenses and decreases in accrued expenses, offset by increases in accounts payable and deferred revenue and decreases in accounts receivable. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2017, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$367,319 of net cash used in investing activities. Cash used in investing activities was $367,319 and $195,518 for the six months ended June 30, 2017 and 2016, respectively. In 2017 and 2016, we incurred costs for an integrated display system, demo equipment, tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$683,837 of net cash provided by financing activities. Cash provided by financing activities was $683,837 for the six months ended June 30, 2017 compared to cash used in financing activities of $19,119 for the six months ended June 30, 2016. We received $700,000 of proceeds in the six months ended June 30, 2017 from the issuance of the Notes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $3,058,034 to $825,090 for the six months ended June 30, 2017.

Commitments:

We had $825,090 of cash and cash equivalent balances and net positive working capital approximating $4.8 million as of June 30, 2017. Accounts receivable balances represented $2,123,677 of our net working capital at June 30, 2017. We intend to collect our outstanding receivables on a timely basis during 2017, which would help to provide positive cash flow to support our operations during the balance of 2017. Inventory represented $10,315,479 of our net working capital at June 30, 2017 and finished goods represented $7,620,996 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2017 by our sales activities, which should provide additional cash flow to help support our operations during 2017.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2017.

Lease Commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the six months ended June 30, 2017 and 2016 was $198,862 and $198,862, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2017(period from July 1, 2017 to December 31, 2017)	$223,203
2018	451,248
2019	457,327
2020	154,131
$1,285,909

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

Following is a summary of our licenses as of June 30, 2017:

License Type	Effective Date	Expiration Date	Terms

Production software license agreement	April 2005	April 2018	Automatically renews for one-year periods unless terminated by either party.

Software sublicense agreement	October 2007	October 2017	Automatically renews for one-year periods unless terminated by either party.

Software development and software services agreement	June 2015	June 2018	Renewable by mutual agreement of the parties unless terminated by Digital Ally for convenience.

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

Axon Enterprise, Inc. – (Formerly Taser International, Inc.)

The Company owns U.S. Patent No. 8,781,292 (the “ ‘292 Patent”), which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

The Company received notice in April 2015 that Taser International, Inc., now known as Axon Enterprises, Inc. (“Axon”), had commenced an action in the USPTO for a re-examination of the ‘292 Patent. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Axon was from an unrelated third party and was not the result of any of Axon’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The Company later added the ‘452 patent to the suit and is seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dsmiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for inter partes review (“IPR”) of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. Axon is again attempting through its recently filed petition to convince the USPTO that Digital Ally’s patents lack patentability. Axon subsequently filed another action for an IPR against the ‘292 Patent and two more petitions against the ‘452 Patent. The USPTO rejected one of Axon’s requests on the ‘292 Patent and instituted an investigation of the other petition. As for the ‘452 Patent, the court rejected both of Axon’s requests on the petition challenging the claims at issue in the lawsuit. Axon is now statutorily precluded from filing any more IPR petitions against either the ‘292 or ‘452 Patents.

The District Court litigation in Kansas has been stayed since the filing of the petitions for IPR, The Court, however, requested an update on the status of the petitions and the Company has provided such an update after the decision was rendered which denied the final ‘452 Patent petition. Because both of Axon’s petitions for an IPR on the ‘452 Patent that related to the claims in the lawsuit were denied, the Company is seeking to lift the stay and proceed with the lawsuit to a trial where the question of infringement and damages can be addressed.

Enforcement Video, LLC d/b/a WatchGuard Video

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 (the “ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

Utility Associates, Inc.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded.

On June 6, 2014, the Company filed an Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In the lawsuit, it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $6,595 and $-0-, respectively, for the six months ended June 30, 2017 and 2016.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $94,326 and $88,711 for the six months ended June 30, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that requires it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC and advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of June 30, 2017, the Company had advanced a total of $289,315 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $211.1 million since we commenced deliveries during 2006. As of June 30, 2017 and December 31, 2016, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2017. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw material and component parts	$4,529,183	$4,015,170
Work-in-process	491,504	355,715
Finished goods	7,620,996	7,215,346

Subtotal	12,641,683	11,586,231
Reserve for excess and obsolete inventory	(2,326,204)	(1,999,920)

Total	$10,315,479	$9,586,311

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 18.4% of the gross inventory balance at June 30, 2017, compared to 17.3% of the gross inventory balance at December 31, 2016. We had $2,326,204 and $1,999,920 in reserves for obsolete and excess inventories at June 30, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,529,183 and $4,015,170 at June 30, 2017 and December 31, 2016, respectively, an increase of $514,013 (13%). The increase in raw materials and component parts was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,620,996 and $7,215,346 at June 30, 2017 and December 31, 2016, respectively, an increase of $405,650 (6%). The increase in finished goods at June 30, 2017 was primarily in FirstVU HD and DVM 250 products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. Additionally, we increased our reserves on selected refurbished inventory and items requiring repair at June 30, 2017. We believe the reserves are appropriate given our inventory levels at June 30, 2017.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.

We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $180,535 as of June 30, 2017 compared to $374,597 as of December 31, 2016 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.

We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the six months ended June 30, 2017.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2016, cumulative valuation allowances in the amount of $22,340,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $24,130,000 to fully reserve our deferred tax assets at June 30, 2017. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2017 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2017 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives.

During 2016 we issued $4.0 million of Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of June 30, 2017 and 2016 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of June 310, 2017. The 2016 Debentures remained outstanding as of June 30, 2017.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debenture	$-	$-	$3,926,258	$3,926,258
Warrant derivative liabilities	$-	$-	$19,357	$19,357
	$-	$-	$3,945,615	$3,945,615

Going Concern Analysis.

In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern they should consider whether their plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of June 30, 2017, which raised substantial doubt about our ability to continue as a going concern within the next twelve months but such doubt was not adequately mitigated by our plans due to the uncertainty regarding the success of our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Axon Enterprise, Inc. – (Formerly Taser International, Inc.)

The Company owns U.S. Patent No. 8,781,292 (the “ ‘292 Patent”), which is directed to a system that determines when a recording device, such as a law enforcement officer’s body camera or in-car video recorder, begins recording and automatically instructs other recording devices to begin recording. The technology described in the ‘292 Patent is incorporated in the Company’s VuLink product.

The Company received notice in April 2015 that Taser International, Inc., now known as Axon Enterprises, Inc. (“Axon”), had commenced an action in the USPTO for a re-examination of the ‘292 Patent. A re-examination is essentially a request that the USPTO review whether the patent should have issued in its present form in view of the “prior art,” e.g., other patents in the same technology field. The prior art used by Axon was from an unrelated third party and was not the result of any of Axon’s own research and development efforts.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line. The Company later added the ‘452 Patent to the suit and is seeking both monetary damages and a permanent injunction against Axon for infringement of both the ‘452 and ‘292 Patents.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016, Axon announced that it had commenced an action in the USPTO for IPR of the Company’s ‘292 Patent. Previously Axon had attempted to invalidate the ‘292 Patent through a re-examination procedure at the USPTO. Axon is again attempting through its recently filed petition to convince the USPTO that Digital Ally’s patents lack patentability. Axon subsequently filed another IPR against the ‘292 Patent and two more petitions against the ‘452 Patent. The USPTO rejected one of Axon’s requests on the ‘292 Patent and instituted an investigation of the other petition. As for the ‘452 Patent, the court rejected Axon’s request on the petition challenging the claims at issue in the lawsuit while the other petition is still under consideration. A decision on this final petition will issue in August 2017. Axon is precluded from filing any more IPR petitions against either the ‘292 or ‘452 Patents.

Since the filing of the petitions the District Court litigation in Kansas has been stayed. The Court, however, requested an update on the status of the petitions and The Company will be providing such an update after the decision on the final ‘452 Patent petition. Because Axon’s petition on the ‘452 Patent that related to the claims in the lawsuit was denied, the Company will be seeking to lift the stay and proceed with the lawsuit to a trial where the question of infringement and damages can be addressed.

Enforcement Video, LLC d/b/a WatchGuard Video

On May 27, 2016 the Company filed suit against Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 (the ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

Utility Associates, Inc.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 Patent at the United States Patent and Trademark Office (“USPTO”). On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in Digital’s favor and the matter is now concluded.

On June 6, 2014 the Company filed an Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In the lawsuit, it contends that Utility has defamed the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2017, the Company borrowed an aggregate of $700,000 under the Notes with two private, third-party lenders. The unsecured Notes bear interest of 8% per annum with all principal and accrued interest due on or before their September 30, 2017 maturity date. In connection with the issuance of the Notes the Company issued the lenders warrants to purchase a total of 200,000 shares common stock at an exercise of $3.65 per share and an expiration date of June 29, 2022

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuance of warrants to purchase 200,000 shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock.

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

Date: August 14, 2017

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

