Form 10-Q
period 2017-09-30
DIGITAL ALLY INC
filed 2017-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2017
Common Stock, $0.001 par value	6,979,731

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2017

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316,174	$3,883,124
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2017 and 2016	1,861,009	2,519,184
Accounts receivable-other	434,891	341,326
Inventories, net	10,061,991	9,586,311
Restricted cash	500,000	—
Prepaid expenses	451,787	402,158
Total current assets	13,625,852	16,732,103

Furniture, fixtures and equipment, net	778,095	873,902
Restricted cash	—	500,000
Intangible assets, net	511,141	467,176
Other assets	141,853	261,915
Total assets	$15,056,941	$18,835,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,732,336	$2,455,579
Accrued expenses	1,161,985	1,542,729
Derivative liabilities	15,729	33,076
Capital lease obligation-current	16,866	32,792
Deferred revenue-current	1,258,226	925,932
Subordinated notes payable, net of discount of $117,000-2017 and $0-2016	533,000	—
Secured convertible debentures, at fair value	3,183,210	—
Income taxes payable	10,143	7,048
Total current liabilities	8,911,495	4,997,156

Long-term liabilities:
Secured convertible debentures, at fair value	—	4,000,000
Capital lease obligation-less current portion	—	8,492
Deferred revenue-long term	2,077,479	2,073,176

Total liabilities	10,988,974	11,078,824

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 7,065,249– 2017 and 5,552,449 – 2016	7,065	5,552
Additional paid in capital	63,728,254	59,565,288
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(57,510,126)	(49,657,342)
Total stockholders’ equity	4,067,967	7,756,272
Total liabilities and stockholders’ equity	$15,056,941	$18,835,096

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue:
Product	$2,521,663	$3,836,691	$10,263,833	$11,946,100
Service and other	461,914	502,836	1,436,106	1,182,781

Total revenue	2,983,577	4,339,527	11,699,939	13,128,881

Cost of revenue:
Product	1,709,046	2,235,489	6,450,570	7,487,747
Service and other	265,918	70,467	790,691	488,708
Total cost of revenue	1,974,964	2,305,956	7,241,261	7,976,455

Gross profit	1,008,613	2,033,571	4,458,678	5,152,426
Selling, general and administrative expenses:
Research and development expense	831,573	731,077	2,495,924	2,353,081
Selling, advertising and promotional expense	1,048,334	1,369,244	3,036,168	3,295,743
Stock-based compensation expense	478,863	422,246	981,652	1,203,312
General and administrative expense	1,766,538	2,752,645	5,356,439	6,772,483
Total selling, general and administrative expenses	4,125,308	5,275,212	11,870,183	13,624,619
Operating loss	(3,116,695)	(3,241,641)	(7,411,505)	(8,472,193)

Interest income	1,761	5,913	10,619	22,103
Interest expense	(375,048)	(776)	(536,035)	(2,438)
Change in warrant derivative liabilities	3,628	(19,075)	17,347	18,740
Change in fair value of secured convertible notes payable	(6,952)	—	66,790	—
Loss before income tax expense	(3,493,306)	(3,255,579)	(7,852,784)	(8,433,788)
Income tax (expense) benefit	—	—	—	—
Net loss	$(3,493,306)	$(3,255,579)	$(7,852,784)	$(8,433,788)
Net loss per share information:
Basic	$(0.56)	$(0.61)	$(1.34)	$(1.59)
Diluted	$(0.56)	$(0.61)	$(1.34)	$(1.59)

Weighted average shares outstanding:
Basic	6,249,116	5,380,855	5,851,428	5,315,646
Diluted	6,249,116	5,380,855	5,851,428	5,315,646

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2016	5,552,449	$5,552	$59,565,288	$(2,157,226)	$(49,657,342)	$7,756,272

Stock-based compensation	—	—	981,652	—	—	981,652
Restricted common stock grant	522,000	522	(522)	—	—	—
Restricted common stock forfeitures	(9,200)	(9)	9	—	—	—
Issuance of common stock purchase warrants related to issuance of subordinated notes payable	—	—	405,895	—	—	405,895
Issuance of common stock and warrants, net of issuance costs of $223,068	940,000	940	2,775,392	—	—	2,776,332
Issuance of common stock upon exercise of common stock purchase warrants	60,000	60	540	—	—	600

Net loss	—	—	—	—	(7,852,784)	(7,852,784)
Balance, September 30, 2017	7,065,249	$7,065	$63,728,254	$(2,157,226)	$(57,510,126)	$4,067,967

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016

Cash Flows From Operating Activities:
Net loss	$(7,852,784)	$(8,433,788)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	507,358	430,537
Stock-based compensation	981,652	1,203,312
Change in derivative liabilities	(17,347)	(18,740)
Change in fair value of secured convertible debentures	(66,790)	—
Provision for inventory obsolescence	417,732	253,048
Amortization of discount on subordinated note payable	288,895	—
Provision for doubtful accounts receivable	—	(4,997)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	658,175	856,388
Accounts receivable - other	(93,565)	(147,047)
Inventories	(893,412)	(3,558)
Prepaid expenses	(49,629)	(47,746)
Other assets	120,062	24,527
Increase (decrease) in:
Accounts payable	276,757	403,607
Accrued expenses	(380,744)	311,666
Income taxes payable	3,095	(3,091)
Deferred revenue	336,597	449,271

Net cash used in operating activities	(5,763,948)	(4,726,611)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(316,751)	(284,644)
Additions to intangible assets	(138,765)	(89,263)
Net cash used in investing activities	(455,516)	(373,907)

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated notes payable	1,000,000	—
Proceeds from issuance of common stock and warrants, net of issuance costs	2,776,332	—
Principal payment on secured convertible debentures	(750,000)	—
Principal payment on subordinated notes payable	(350,000)	—
Proceeds from exercise of stock options and warrants	600	19,055
Principal payments on capital lease obligation	(24,418)	(26,917)
Net cash provided by (used in) financing activities	2,652,514	(7,862)

Net decrease in cash and cash equivalents	(3,566,950)	(5,108,380)
Cash and cash equivalents, beginning of period	3,883,124	6,924,079
Cash and cash equivalents, end of period	$316,174	$1,815,699

Supplemental disclosures of cash flow information:
Cash payments for interest	$166,138	$2,425
Cash payments for income taxes	$6,906	$10,591

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$522	$200
Restricted common stock forfeitures	$9	$—

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

Management’s Liquidity Plan

The Company incurred substantial operating losses in the nine months ended September 30, 2017 and recent years primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in the significant delays in customer orders and product rework expenditures. In addition, the Company accessed the public and private capital markets to raise debt and equity of approximately $300,000 on September 29, 2017, $3.0 million on August 23, 2017, $700,000 on June 30, 2017, $4.0 million in December 2016 and $11.0 million in 2015 to fund its operations until it achieves positive cash flows from operations. As of September 30, 2017, the Company had an accumulated deficit of $57.5 million and has financed its recent operations primarily through debt and equity financings. During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company incurred net losses of approximately $7.85 and $12.7 million, respectively, and used cash in operating activities of $5.8 million and $5.9 million, respectively. The $300,000 principal amount of subordinated notes payable (the “Notes”) matures on November 30, 2017 and the remaining $350,000 principal amount matures on December 31, 2017. Additionally, the $4.0 million principal amount of 8% Secured Convertible Debentures (the “Debentures”) matures in March 2018 unless the Debentures are converted by their holders ($5.00 per share conversion rate) before maturity. The Notes and Debentures represent current liabilities as of September 30, 2017 and will require the Company to raise substantial funds to liquidate if operating results do not improve before the maturity dates of such Notes and Debentures. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Management has implemented a quality control function that is tasked with the detection and correction of product issues before they result in significant rework expenditures affecting the Company’s gross margins. In addition, the Company has undertaken cost reduction initiatives, including restructuring its direct sales force and reducing other selling, general and administrative costs. The Company has introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and obtained significant new non-law enforcement contracts in 2017, which contracts include recurring revenue over the 2017 to 2019 period. Management believes that its quality control and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard. The Company’s plan also includes raising additional capital if required. The Company has demonstrated its ability to raise new debt or equity capital in recent years and believes that it could raise additional capital during the next 12 months if required, but again can offer no assurances in this regard. Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

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

Revenue Recognition:

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss has transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product.

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

Sales returns and allowances aggregated $12,390 and $61,673 for the three months ended September 30, 2017 and 2016, respectively, and $(15,195) and $263,663 for the nine months ended September 30, 2017 and 2016, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which the caused the negative sales returns for the nine months ended September 30, 2017.

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

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from two to ten years. Amortization expense on capitalized leases is included with depreciation expense.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $11,858 and $26,077 for the three months ended September 30, 2017 and 2016, respectively, and $51,949 and $72,296 for the nine months ended September 30, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $346,935 and $615,586 for the three months ended September 30, 2017 and 2016, respectively, and $617,264 and $936,998 for the nine months ended September 30, 2017 and 2016, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2017 and 2016. There have been no penalties in the nine months ended September 30, 2017 and 2016.

The Company is subject to taxation in the United States and various states. As of September 30, 2017, the Company’s tax returns filed for 2013, 2014, and 2015 and to be filed for 2016 are subject to examination by the relevant taxing authorities. With few exceptions, as of September 30, 2017, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2013.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the nine months ended September 30, 2017 and 2016.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value being recorded in the consolidated statement of operations.

The Company has common stock common stock purchase warrants that are accounted for as equity based on their relative fair value and are not subject to re-measurement.

Stock-Based Compensation:

The Company grants stock-based compensation to its employees, board of directors and certain third-party contractors. Share-based compensation arrangements may include the issuance of options to purchase common stock in the future or the issuance of restricted stock, which generally are subject to vesting requirements. The Company records stock-based compensation expense for all stock-based compensation granted based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2017 and 2016, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales by geographic area:
United States of America	$2,747,053	3,512,075	$11,373,569	$11,974,469
Foreign	236,524	827,452	326,370	1,154,412
	$2,983,577	$4,339,527	$11,699,939	$13,128,881

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Reclassification of Prior Year Presentation:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. The Company has selected the cumulative effect transition method and is currently evaluating the guidance to determine the impact on retained earnings but it does not expect the adoption to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes. The Company adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur and has resulted in a credit to stock-based compensation of $256,167 relative to forfeitures during the nine months ended September 30, 2017.

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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of September 30, 2017 and December 31, 2016.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No distributor individually exceeded 10% of total revenues for the nine months ended September 30, 2017 or September 30, 2016. No individual customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2017 or September 30, 2016.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw material and component parts	$4,828,517	$4,015,170
Work-in-process	141,900	355,715
Finished goods	7,509,227	7,215,346
Subtotal	12,479,644	11,586,231
Reserve for excess and obsolete inventory	(2,417,653)	(1,999,920)
Total	$10,061,991	$9,586,311

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $711,024 and $634,059 as of September 30, 2017 and December 31, 2016, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	Estimated Useful Life	September 30, 2017	December 31, 2016
Office furniture, fixtures and equipment	3-10 years	$881,874	$1,074,533
Warehouse and production equipment	3-5 years	509,292	643,250
Demonstration and tradeshow equipment	2-5 years	426,582	451,750
Leasehold improvements	2-5 years	160,198	153,828
Rental equipment	1-3 years	93,137	60,354
Total cost		2,071,083	2,383,715
Less: accumulated depreciation and amortization		(1,292,988)	(1,509,813)
Net furniture, fixtures and equipment		$778,095	$873,902

Depreciation and amortization of furniture, fixtures and equipment aggregated $412,558 and $399,950 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6. SECURED CONVERTIBLE DEBENTURES, SUBORDINATED NOTES PAYABLE, AND CAPITAL LEASE OBLIGATIONS

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	September 30, 2017	December 31, 2016
Secured convertible debentures, at fair value	$3,183,210	$4,000,000
Less: Current maturities of secured convertible debentures, at fair value	(3,183,210)	—
Secured convertible debentures, at fair value-long-term	$—	$4,000,000

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

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The Company made principal payments of $750,000 on August 24, 2017 against the Debentures. The change in the fair value of the Debentures between December 31, 2016 and September 30, 2017 was $(66,790) and was reflected as income in the Condensed Statement of Operations.

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

During the nine months ended September 30, 2017, the Company was required to make payments totaling $750,000 to the holders of the Debentures resulting from the repayment provisions of the Debentures relative to additional capital raises.

Subordinated Notes Payable. Subordinated notes payable is comprised of the following:

	September 30, 2017	December 31, 2016
Subordinated notes payable, at par	$650,000	$—
Unamortized discount	(117,000)	—

Total subordinated notes payable	$533,000	$—

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Notes. The Company granted the lenders warrants (the “Warrants”) exercisable to purchase a total of 200,000 shares of its common stock at an exercise price of $3.65 per share until June 29, 2022. The Company allocated $288,895 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants for 200,000 common shares issued to the lenders. The discount was amortized to interest expense ratably over the terms of the Note. On September 30, 2017, the Company obtained an extension of the maturity date of one of the Notes to December 31, 2017. The Company paid the second Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender (also referred to as the “Note”). The loan is represented by a promissory note that bears interest at 8% per annum and is payable in cash on or before the maturity date. The Note is due and payable in full on November 30, 2017 and may be prepaid without penalty at any time. The Note is unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Note. The Company issued warrants to the lender exercisable to purchase 100,000 shares of common stock for $2.75 per share until September 30, 2022. The Company allocated $117,000 of the proceeds of the Note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount will be amortized to interest expense ratably over the terms of the note.

The discount amortized to interest expense totaled $288,895 and $-0- for the nine months ended September 30, 2017, and 2016, respectively.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2017 (period from October 1, 2017 to December 31, 2017)	$8,575
2018	8,574
Total future minimum lease payments	17,149
Less amount representing interest	283
Present value of minimum lease payments	16,866
Less current portion	16,866
Capital lease obligations, less current portion	$—

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	September 30, 2017	December 31, 2016
Office furniture, fixtures and equipment	$250,843	$382,928
Less: accumulated amortization	(208,353)	(294,895)
Net furniture, fixtures and equipment	$42,490	$88,033

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,183,210	$3,183,210
Warrant derivative liability	$—	$—	$15,729	$15,729
	$—	$—	$3,198,939	$3,198,939

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,000,000	$4,000,000
Warrant derivative liability	$—	$—	$33,076	$33,076
	$—	$—	$4,033,076	$4,033,076

The following table represents the change in level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2016	$33,076	$4,000,000	$4,033,076
Payments made on debentures	—	(750,000)	(750,000)
Change in fair value	(17,347)	(66,790)	(84,137)
September 30, 2017	$15,729	$3,183,210	$3,198,939

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued warranty expense	$140,596	$374,597
Accrued senior convertible note issuance costs	—	204,000
Accrued sales commissions	20,629	36,389
Accrued payroll and related fringes	464,134	270,781
Accrued insurance	103,480	81,610
Accrued rent	147,333	182,409
Accrued sales returns and allowances	51,316	215,802
Other	234,497	177,141
	$1,161,985	$1,542,729

Accrued warranty expense was comprised of the following for the six months ended September 30, 2017:

2017
Beginning balance	$374,597
Provision for warranty expense	103,206
Charges applied to warranty reserve	(337,207)
Ending balance	$140,596

NOTE 9. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2017 and 2016 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2017 primarily because of the current year operating losses.

The valuation allowance on deferred tax assets totaled $25,535,000 and $22,455,000 as of September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, the Company had available approximately $46,750,000 of net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2023 and 2037. In addition, the Company had research and development tax credit carryforwards approximating $2,110,000 available as of September 30, 2017, which expire between 2023 and 2037.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has several non-cancelable operating lease agreements for office space and warehouse space that expire at various dates through April 2020. The Company has also entered into month-to-month leases for equipment. Rent expense was $99,431 and $99,431 for the three months ended September 30, 2017 and 2016, respectively, and $298,293 and $298,293, for the nine months ended September 30, 2017 and 2016, respectively. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2017 (period from October 1, 2017 to December 31, 2017)	$112,080
2018	451,248
2019	457,327
2020	154,131
$1,174,786

License agreements. The Company has several license agreements whereby it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $6,250 and $6,250 for the three months ended September 30, 2017 and 2016, respectively, and $14,938 and $18,911 for the nine months ended September 30, 2017 and 2016, respectively.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit. The Company has filed its timely, opening brief; Axon has sought but not yet recieved an extension of time in which to file its own responding brief, and accordingly, the matter has not yet been fully briefed or scheduled for argument.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The Patent Trial and Appeal Board (“PTAB”) will not issue a decision on whether to institute that petition until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtails Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal Circuit denied Utility’s appeal and therefore confirmed the ruling of the USPTO. This denial of Utility’s appeal finalized the USPTO’s ruling in the Company’s favor and the matter is now concluded.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and has filed an appeal to the United States Court of Appeals for the Tenth Circuit. Oral arguments are set to occur on January 17, 2018.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $256,452 and $497,235 for the three months ended September 30, 2017, and 2016, respectively, and $263,047 and $499,271, respectively, for the nine months ended September 30, 2017 and 2016.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $43,455 and $46,346 for the three months ended September 30, 2017 and 2016, respectively, and $137,781 and $135,058 for the nine months ended September 30, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that requires it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC and advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of September 30, 2017, the Company had advanced a total of $301,115 pursuant to this agreement.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $478,863 and $422,246, for the three ended September 30, 2017 and 2016, and $981,652 and $1,203,312 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 2,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 28 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2017 total 18,563. The 2006 Plan terminated during 2016 with 4,505 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2017 total 62,080. The 2007 Plan terminated during 2017 with 48,500 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2017 total 41,875.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 86,363 shares remained available for awards under the various Plans as of September 30, 2017.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 100,000 stock options issued during the nine months ended September 30, 2017.

Activity in the various Plans during the nine months ended September 30, 2017 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	362,440	$18.46
Granted	100,000	3.00
Exercised	—	—
Forfeited	(52,609)	(12.02)
Outstanding at September 30, 2017	409,831	$14.65
Exercisable at September 30, 2017	301,031	$19.84
Weighted-average fair value for options granted during the period at fair value	100,000	$2.49

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2017.

At September 30, 2017, the aggregate intrinsic value of options outstanding was approximately $-0-, and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the nine months ended September 30, 2017.

As of September 30, 2017, the unrecognized portion of stock compensation expense on all existing stock options was $218,034, which will be recognized over the next ten months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2017:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	198,124	8.4 years	89,324	6.8 years
$4.00 to $6.99	34,125	5.0 years	34,125	5.0 years
$7.00 to $9.99	18,444	4.0 years	18,444	4.0 years
$10.00 to $12.99	6,200	1.7 years	6,200	1.7 years
$13.00 to $15.99	51,438	2.9 years	51,438	2.9 years
$16.00 to $18.99	—	0.0 years	—	0.0 years
$19.00 to $29.99	6,500	1.8 years	6,500	1.8 years
$30.00 to $55.00	95,000	0.2 years	95,000	0.2 years
	409,831	5.1 years	301,031	3.5 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2017 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2017	495,300	$5.75
Granted	522,000	3.80
Vested	(136,750)	(6.47)
Forfeited	(9,200)	(6.47)
Nonvested balance, September 30, 2017	871,350	$5.78

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2017, there were $2,193,353 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 39 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2017 (October 1 through December 31)	55,300
2018	505,450
2019	289,100
2020	21,500

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with various debt and equity issuances. The Warrants are immediately exercisable and allow the holders to purchase up to 3,013,466 shares of common stock at $2.75 to $16.50 per share as of September 30, 2017. The Warrants expire from July 22, 2017 through September 30, 2022 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2017	2,379,290	$10.47
Granted	1,334,000	3.37
Exercised	(60,000)	3.00
Cancelled	(639,824)	13,43
Vested Balance, September 30, 2017	3,013,466	$6.84

The total intrinsic value of all outstanding Warrants aggregated $-0- as of September 30, 2017 and the weighted average remaining term is 46 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of September 30, 2017:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$2.75	100,000	5.0 years
$2.75	12,200	1.9 years
$3.36	680,000	5.4 years
$3.36	200,000	4.4 years
$3.65	200,000	4.7 years
$3.75	94,000	4.9 years
$5.00	800,000	4.2 years
$8.50	42,500	1.1 years
$13.43	879,766	3.3 years
$16.50	5,000	2.8 years
$16.50
	3,013,466	3.8 years

NOTE 13. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted income per share – Net loss	$(3,493,306)	$(3,255,579)	$(7,852,784)	$(8,433,788)
Denominator for basic loss per share – weighted average shares outstanding	6,249,116	5,380,855	5,851,428	5,315,646
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—
Denominator for diluted loss per share – adjusted weighted average shares outstanding	6,249,116	5,380,855	5,851,428	5,315,646
Net income (loss) per share:
Basic	$(0.56)	$(0.61)	$(1.34)	$(1.59)
Diluted	$(0.56)	$(0.61)	$(1.34)	$(1.59)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2017 and 2016, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2017 and 2016, and our ability to pay the Debentures and Notes when due; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled and have such new products perform as planned or advertised; (7) whether there will be commercial markets, domestically and internationally, for one or more of our newer products, and the degree to which the interest shown in our products, including the DVM-800 HD, FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales during 2017; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (29) our nonpayment of dividends and lack of plans to pay dividends in the future; (30) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (31) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (32) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (33) whether the legal actions that the Company is taking or has taken against Utility Associates, Axon and WatchGuard will achieve their intended objectives; (34) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon, WatchGuard and Utility Associates respecting us, our products and customers; (35) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (36) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (37) the USPTO’s decision on Watchguard’s petition seeking IPR of the ‘950 Patent; (38) whether such technology will have a significant impact on our revenues in the long-term; and (39) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including an array of in-car digital video mirrors (the DVM-100, DVM-400, DVM-800, DVM-800 HD and MicroVU HD), and body worn camera (FirstVU HD) products designed for law enforcement usage. In recent years we have launched the following products: the FirstVU HD; DVM-800; the DVM-800 HD; the MicroVU HD; the patented VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2017 and beyond. We believe that the launch of these new products will help to diversify and broaden the market for our product offerings.

We experienced operating losses for all of the quarters during 2017 and 2016. The following is a summary of our recent operating results on a quarterly basis:

	Sept 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$2,983,577	$3,486,502	$5,229,860	$3,445,610	$4,339,527	$4,384,411	$4,404,943
Gross profit	1,008,613	1,173,216	2,276,849	148,807	2,033,571	1,265,236	1,853,619
Gross profit margin percentage	33.8%	33.7%	43.5%	4.3%	46.9%	28.9%	42.1%
Total selling, general and administrative expenses	4,125,308	3,665,813	4,079,062	4,162,802	5,275,212	4,157,893	4,191,514
Operating loss	(3,116,695)	(2,492,597)	(1,802,213)	(4,013,995)	(3,241,641)	(2,892,657)	(2,337,895)
Operating income percentage	(104.5)%	(71.5)%	(34.5)%	(116.5)%	(74.7)%	(66.0)%	(53.1)%
Net loss	$(3,493,306)	$(2,326,523)	$(2,032,955)	$(4,276,900)	$(3,255,579)	$(2,865,084)	$(2,313,125)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the DVM-800 HD, FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $3,116,695 on revenues of $2,983,577 for third quarter 2017, which continued a series of quarterly losses resulting from competitive pressures, product quality control issues and product warranty issues, and infringement of our patents by direct competitors such as Axon and Watchguard that reduced our revenues and that hurt our gross margins.

There have been a number of factors and trends affecting our recent performance, which include:

●	Revenues decreased in third quarter 2017 to $2,983,577 from $3,486,502 in second quarter 2017, $5,229,860 in first quarter 2017, $3,445,610 in fourth quarter 2016, and $4,339,527 in third quarter 2016. The primary reason for the revenue decrease in the third quarter is the halt of deliveries under the AMR contract, which was expected to generate significant revenues in the second and third quarters of 2017. Deliveries under the AMR contract were placed on hold after AMR experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the third quarter 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. We have proposed to AMR that it update and upgrade its existing equipment and resume deliveries under the contract including the roll out to new locations in the first quarter of 2018. AMR has yet to approve our proposal, but we are encouraged by the dialogue we have had with AMR and are hopeful that deliveries will resume under the contract during first quarter 2018, although we can offer no assurances in this regard.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend is developing where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Axon and Watchguard, although we can make no assurances in this regard.

●	Service and other revenues increased 21% in the nine months ended September 30, 2017 from the nine months ended September 30, 2016. We are concentrating on expanding our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services increased approximately $271,000 in 2017. Additionally, cloud storage revenues increased approximately $156,000 for the nine months ended September 30, 2017 compared to 2016. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers. If successful, we believe that these new market channels could yield substantial recurring service revenues for us in 2018. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. This new service revenue model could have a substantial impact on our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our newer products, including the DVM-800 and FirstVU HD, contributed 60% of total sales for the nine months ended September 30, 2017, compared to 59% for the nine months ended Sept 30, 2016. We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point. In addition, our commercial event recorders (DVM-250 Plus) increased from 7% to 10% of total revenues in the period.

●	Our international revenues decreased to $326,370 (3% of total revenues) during the nine months ended September 30, 2017, compared to $1,154,412 (9% of total revenues) during the nine months ended September 30, 2016. Our third quarter 2016 revenues were aided by approximately $760,000 of revenue from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement to a non-law enforcement international customer. Our 2017 revenues have been disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

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

For the Three Months Ended September 30, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended September 30, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	66%	53%

Gross profit	34%	47%
Selling, general and administrative expenses:
Research and development expense	28%	17%
Selling, advertising and promotional expense	35%	32%
Stock-based compensation expense	16%	10%
General and administrative expense	59%	63%
Total selling, general and administrative expenses	138%	122%
Operating loss	(104%)	(75%)
Change in fair value of secured notes payable	(1%)	—%
Other income and interest expense, net	(12%)	—%
Loss before income tax benefit	(117%)	(75%)
Income tax (provision)	—%	—%
Net loss	(117%)	(75%)

Net loss per share information:
Basic	$(0.56)	$(0.61)
Diluted	$(0.56)	$(0.61)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
MicroVU HD	A compact in-car digital audio/video system that records in high definition primarily designed for law enforcement customers. This system uses an internal fixed focus camera that records in high definition quality.	$2,595
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $4,795. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We also offer the Premium Package which has additional warranty and retails for $3,995. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,495
Laser Ally	A hand-held mobile speed detection and measurement device that uses light beams rather than sound waves to measure the speed of vehicles.	$1,995
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for the third quarters of 2017 and 2016 were derived from the following sources:

	Three months ended September 30,
	2017	2016
DVM-800 and DVM 800HD	47%	32%
FirstVU HD	12%	22%
DVM-750	8%	10%
DVM- 250 Plus	6%	5%
Cloud service revenue	3%	1%
DVM-100 & 400	2%	1%
VuLink	1%	3%
LaserAlly	1%	—%
Repair and service	8%	5%
Accessories and other revenue	12%	21%
	100%	100%

Product revenues for the three months ended September 30, 2017 and 2016 were $2,521,663 and $3,836,691, respectively, a decrease of $1,315,028 (34%), due to the following factors:

●	The primary reason for the revenue decrease in the third quarter was the halt of deliveries under the AMR contract, which was expected to generate significant revenues in the second and third quarters of 2017, as discussed above. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and other actions by our competitors and adverse marketplace effects related to the patent litigation. We shipped one individual orders in excess of $100,000, for a total of approximately $153,000 in revenue and deferred revenue for the three months ended September 30, 2017 compared to three individual orders in excess of $100,000, for a total of approximately $1,133,000 in revenue and deferred revenue for the three months ended September 30, 2016. Our average order size decreased to approximately $2,410 in the three months ended September 30, 2017 from $2,875 during the three months ended September 30, 2016. Our DVM-800 in-car video product represented 47% of total revenues. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point that is comparable feature-wise with our competitor’s products, but at a better price-point.

●	Our international revenues decreased to $236,524 (8% of total revenues) during third quarter 2017, compared to $827,452 (19% of total revenues) during third quarter 2016. Third quarter 2016 revenues were aided by approximately $760,000 of revenue generated by an order from a non-law enforcement international customer for our FirstVU HD body worn cameras, storage systems and extended service agreement.

Service and other revenues for the three months ended September 30, 2017 and 2016 were $461,914 and $502,836, respectively, a decrease of $40,922 (8%), due to the following factors:

●	Cloud revenues were $118,016 and $45,622 for the three months ended September 30, 2017 and 2016, respectively, an increase of $72,394 (159%). We have experienced increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2017. We believe the trend of increased cloud service revenues will continue for the balance of 2017 because AMR awarded us the FleetVU manager cloud storage contract for DVM-250 systems in early 2017 and an increasing number of other commercial customers have elected to utilize our recurring service fee-based FleetVu and asset tracking solutions.

●	Revenues from extended warranty services were $236,628 and $142,718 for the three months ended September 30, 2017 and 2016, respectively, an increase of $93,910 (66%). We have many customers who have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2017.

●	Our installation revenues were $14,458 and $152,197 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $137,739 (91%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. In June 2017, AMR’s installation roll out had been put on hold, which significantly reduced third quarter 2017 installation revenues. By contrast, in third quarter 2016 we had a non-law enforcement international customer complete a large installation.

Total revenues for the three months ended September 30, 2017 and 2016 were $2,983,577 and $4,339,527, respectively, a decrease of $1,355,950 (31%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended September 30, 2017 and 2016 was $1,709,046 and $2,235,489, respectively, a decrease of $526,443 (24%). The decrease in cost of goods sold is commensurate with the 34% decrease in product revenues offset with product cost of sales as a percentage of revenues increasing to 68% during the three months ended September 30, 2017 from 58% for the three months ended September 30, 2016. We increased the reserve for obsolete and excess inventories by approximately $103,000 during the three months ended September 30, 2017 due to increased levels of excess component parts of older versions of PCB boards, used trade-in inventory requiring refurbishment, and legacy products. Additionally, our production department spent time reworking returned product and were not able to be as efficient manufacturing new products.

Cost of service and other revenues for the three months ended September 30, 2017 and 2016 was $265,918 and $70,467, respectively, an increase of $195,451 (277%). The primary reason for the increase is the reclassification of certain technical support personnel to generate direct installation and other service revenues in the three months ended September 30, 2017 compared to September 30, 2016. In recent quarters, certain members of our technical support staff have been reclassified and their respective payroll expenses are now being charged to service cost of sales for product installation instead of executive, sales and administrative payroll as they were in 2016. The payroll reclassification for three months ended September 30, 2017 was approximately $103,000.

Total cost of sales as a percentage of revenues increased to 66% during the three months ended September 30, 2017 compared to 53% for the three months ended September 30, 2016. We believe our gross margins will return to more normal levels in future quarters if we improve revenue levels and reduce product warranty issues.

We had $2,417,653 and $1,999,920 in reserves for obsolete and excess inventories at September 30, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,828,517 and $4,015,170 at September 30, 2017 and December 31, 2016, respectively, an increase of $813,347 (20%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,509,227 and $7,215,346 at September 30, 2017 and December 31, 2016, respectively, an increase of $293,881 (4%). The increase in finished goods was primarily in the FirstVU HD and DVM-250 products. The increase in in DVM-250 product levels is primarily attributable to the halt of deliveries under the AMR contract in 2017. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and legacy products. Additionally, we increased our reserves on selected refurbished and items requiring repair during the nine months ended September 30, 2017. We believe the reserves are appropriate given our inventory levels at September 30, 2017.

Gross Profit

Gross profit for the three months ended September 30, 2017 and 2016 was $1,008,613 and $2,033,571, respectively, a decrease of $1,024,958 (50%). The decrease is commensurate with the 31% decrease in revenues for the three months ended September 30, 2017 combined with cost of sales as a percentage of revenues increasing to 66% during the three months ended September 30, 2017 from 53% for the six months ended September 30, 2016. We believe that gross margins will improve during the remainder of 2017 and beyond if we improve revenue levels and continue to reduce product warranty issues. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, if they continue to gain traction in the marketplace and we are able to increase our commercial market penetration for the balance of 2017 and in 2018. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,125,308 and $5,275,212 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $1,149,904 (22%). Overall selling, general and administrative expenses as a percentage of sales increased to 138% in 2017 compared to 122% in the same period in 2016. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2017	2016
Research and development expense	$831,573	$731,077
Selling, advertising and promotional expense	1,048,334	1,369,244
Stock-based compensation expense	478,863	422,246
Professional fees and expense	411,945	432,325
Executive, sales and administrative staff payroll	694,475	1,641,014
Other	660,118	679,306
Total	$4,125,308	$5,275,212

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $831,573 and $731,077 for the three months ended September 30, 2017 and 2016, respectively, an increase of $100,496 (14%). We employed a total of 32 engineers at September 30, 2017 compared to 29 engineers at September 30, 2016, most of whom are dedicated to research and development activities for new products. We increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 28% for the three months ended September 30, 2017 compared to 17% for the three months ended September 30, 2016. We have active research and development projects on several new products, as well as upgrades to our existing product lines. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,048,334 and $1,369,244 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $320,910 (23%). Salesman salaries and commissions represents the primary components of these costs and were $701,399 and $753,658 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $52,259 (7%). The effective commission rate was 23.5% and 17.4% for the three months ended September 30, 2017 and 2016, respectively.

Promotional and advertising expenses totaled $346,935 during the three months ended September 30, 2017 compared to $615,586 during the three months ended September 30, 2016, a decrease of $268,651 (44%). The decrease is primarily attributable net promotional expenses associated with being the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area being less in 2017 compared to 2016. We incurred net promotional expenses of $263,047 in the third quarter 2017 relative to this sponsorship compared to $497,235 for the third quarter of 2016. The Company is also decreasing the number of trade shows attended during 2017 because it has lost some of its confidence in the efficiency and effectiveness of many of the lesser attended trade shows

Stock-based compensation expense. Stock based compensation expense totaled $478,863 and $422,246 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $56,617 (13%). The increase is primarily due to the amortization of the restricted stock granted in August 2017 to the Company’s officers and other employees that had the effect of increasing the stock compensation expense for the three months ended September 30, 2017 compared to 2016.

Professional fees and expense. Professional fees and expenses totaled $411,945 and $432,325 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $20,380 (5%). The decrease in professional fees and expenses in the three months ended September 30, 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the Utility, Axon and WatchGuard lawsuits. These matters continue and the reduced litigation charges are generally due to timing issues in the litigation. The Axon and Watchguard lawsuits were both under a stay order pending final USPTO rulings on the various IPR requests, which have largely been ruled in our favor. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $694,475 and $1,641,014 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $946,539 (58%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $730,000 in executive bonuses and the reclassification of certain technical support personnel to generate direct installation and other service revenues in the three months ended September 30, 2017 compared to September 30, 2016. We have increased our technical support staff in recent quarters to handle field inquiries and requests for product installation services because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD. In recent quarters, certain members of our technical support staff have been reclassified to direct services for product installation and other services for our customers and their respective payroll related expenses are now being charged to service cost of sales in 2017 compared to 2016. During the quarter ended September 30, 2016 a special bonus of $630,000 was awarded to our CEO, which did not occur in 2017.

Other. Other selling, general and administrative expenses totaled $660,118 and $679,306 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $19,188 (3%).

Operating Loss

For the reasons previously stated, our operating loss was $3,116,695 and $3,241,641 for the three months ended September 30, 2017 and 2016, respectively, an improvement of $124,946 (4%). Operating loss as a percentage of revenues increased to 104% in 2017 from 75% in 2016.

Interest Income

Interest income decreased to $1,761 for the three months ended September 30, 2017 from $5,913 in 2016.

Interest Expense

We incurred interest expense of $375,048 and $776 during the three months ended September 30, 2017 and 2016. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016 which bore interest at the rate of 8% per annum that remained outstanding at September 30, 2017. In addition, we issued Notes with a principal balance of $700,000 in June 2017. One of these Notes and a new Note had an outstanding principal balance of $650,000 at September 30, 2017. No similar interest-bearing debt was outstanding during the 2016 period.

We amortized the interest expense of $288,895 and $-0-, representing the discount associated with the $700,000 Notes during the three months ended September 30, 2017 and 2016, respectively. The discount resulted from the issuance of detachable common stock purchase warrants together with the $700,000 principal amount of the Notes, which is recorded as a discount and amortized to interest expense over the term of the Notes. The total remaining unamortized discount was $117,000 and $-0- at September 30, 2017 and 2016, respectively.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and September 30, 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and September 30, 2017 and the warrant derivative liability balance was $33,076 at December 31, 2016 and $15,729 at September 30, 2017.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $3,628 for the three months ended September 30, 2017 compared to a loss of $19,075 for the three months ended September 30, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at September 30, 2017 and December 31, 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,183,210 and $4,000,000 for the Debentures including their embedded derivatives as of September 30, 2017 and December 31, 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. We made payments of $750,000 against the Debentures on August 24, 2017. The fair value of the Debentures was $3,183,210 at September 30, 2017 representing a fair value change of $6,952 from June 30, 2017, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2017.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $3,493,306 and $3,255,579 for the three months ended September 30, 2017 and 2016, respectively, a deterioration of $237,727 (7%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended September 30, 2017 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2017. During 2017, we increased our valuation reserve on deferred tax assets by $3,080,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $46,745,000 of net operating loss carryforwards and $2,110,000 of research and development tax credit carryforwards as of September 30, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $3,493,306 and $3,255,579 for the three months ended September 30, 2017 and 2016, respectively, improvement of $237,727 (7%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.56 and $0.61 for the three months ended September 30, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2017 and 2016 because of the net loss reported for each period.

For the Nine Months Ended September 30, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2017	2016
Revenue	100%	100%
Cost of revenue	62%	61%

Gross profit	38%	39%
Selling, general and administrative expenses:
Research and development expense	21%	18%
Selling, advertising and promotional expense	26%	25%
Stock-based compensation expense	8%	9%
General and administrative expense	46%	52%

Total selling, general and administrative expenses	101%	104%

Operating loss	(63%)	(65%)
Other income and interest expense, net	(4%)	1%

Loss before income tax benefit	(67%)	(64%)
Income tax benefit	—%	—%

Net loss	(67%)	(64%)

Net loss per share information:
Basic	$(1.34)	$(1.59)
Diluted	$(1.34)	$(1.59)

Revenues for the nine months ended 2017 and 2016, respectively, were derived from the following sources:

	Nine months ended September 30,
	2017	2016
DVM-800 and DVM 800HD	48%	40%
FirstVU HD	12%	19%
DVM-250 Plus	10%	7%
DVM-750	3%	7%
DVM-100 & DVM-400	2%	3%
DVM-500 Plus	—%	1%
VuLink	2%	2%
Cloud service revenue	2%	1%
Repair and service	8%	5%
Accessories and other revenues	13%	15%
	100%	100%

Our commercial event recorders (DVM-250 Plus) increased from 7% to 10% of total revenues, which trend is expected to continue because of the appeal of our FleetVU driver management and monitoring tool.

Product revenues for the nine months ended September 30, 2017 and 2016 were $10,263,833 and $11,946,100, respectively, a decrease of $1,682,267 (14%), due to the following factors:

●	Our revenues decreased in the 2017 period compared to 2016 principally due to the AMR contract issues and a decrease in our law enforcement revenues over the prior period. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and other actions by our competitors and adverse marketplace effects related to the patent litigation. Our commercial event recorder revenues were better in the nine months ended September 30, 2017 compared to 2016. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on revenues. We had expected more substantial increases in our commercial event recorder revenues given the AMR contract, which was awarded in early 2017. AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the third quarter 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. We proposed that AMR update and upgrade its existing equipment and resume deliveries under the contract including a roll-out to new locations in the first quarter of 2018. AMR has yet to approve the proposal, but we are encouraged by the dialogue we have had with AMR and are hopeful that deliveries will resume under the contract during first quarter 2018, although we can offer no assurances in this regard.

●	We shipped nine individual orders in excess of $100,000, for a total of approximately $2,331,000 in revenue and deferred revenue for the nine months ended September 30, 2017 compared to eight individual orders in excess of $100,000, for a total of approximately $2,591,000 in revenue and deferred revenue for the nine months ended September 30, 2016. Our average order size decreased to approximately $2,740 in the nine months ended September 30, 2017 from $2,860 during the nine months ended September 30, 2016. Our newer mirror-based products include the DVM-800 and DVM-800 HD, which are sold at lower retail pricing levels compared to our legacy products. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	We have recently announced the launch of the DVM-800 HD in-car video system, which we believe will give us a competitive advantage in the market. The DVM-800 HD system provides full 1080P high definition video at a cost-effective price point that is competitive feature wise with our competitor’s products but at a better price-point.

●	Our international revenues decreased to $326,370 (3% of total revenues) during the nine months ended September 30, 2017, compared to $1,154,412 (9% of total revenues) during the nine months ended September 30, 2016. Our third quarter 2016 revenues were aided by approximately $760,000 of revenue from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement to a non-law enforcement international customer. Our 2017 revenues have been disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We also believe that our new products may appeal to international customers, in particular the DVM-800 HD and FirstVU HD, although we can make no assurances in this regard.

Service and other revenues for the nine months ended September 30, 2017 and 2016 were $1,436,106 and $1,182,781, respectively, an increase of $253,325 (21%), due to the following factors:

●	Cloud revenues were $259,962 and $104,390 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $155,572 (149%). We have experienced increased interest in our cloud solutions for law enforcement and several of our commercial customers have implemented our FleetVU and asset tracking solutions, which contributed to our increased cloud revenues in 2017. We believe the trend of increased cloud service revenues will continue for the balance of 2017 because AMR awarded us the FleetVU manager cloud storage contract for DVM-250 systems in early 2017 and an increasing number of other commercial customers have elected to utilize our recurring service fee-based FleetVu and asset tracking solutions. Revenues from extended warranty services were $638,982 and $368,055 the nine months ended September 30, 2017 and 2016, respectively, an increase of $270,927 (74%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2017.

●	Installation service revenues were $161,408 and $175,075 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $13,667 (8%). The decrease in 2017 was partially due to AMR halting its roll out of deliveries and installations to additional locations in June 2017 as noted above.

Total revenues for the nine months ended September 30, 2017 and 2016 were $11,699,939 and $13,128,881, respectively, a decrease of $1,428,942 (11%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the nine months ended September 30, 2017 and 2016 was $6,450,570 and $7,487,747, respectively, a decrease of $1,037,177 (14%). The decrease in cost of goods sold is commensurate with the 14% decrease in product revenues coupled with product cost of sales as a percentage of revenues decreasing to 62% in 2017 from 63% in 2016. We increased the reserve for obsolete and excess inventories by approximately $418,000 during the nine months ended September 30, 2017 due to increased levels of excess component parts of older versions of PCB boards, used trade-in inventory requiring refurbishment and legacy products.

Cost of service and other revenues for the nine months ended September 30, 2017 and 2016 was $790,691 and $488,708, respectively, an increase of $301,983 (62%). The increase in service and other cost of goods sold is commensurate with the 21% increase in service and other revenues coupled with service cost of sales increasing to 55% from 41% for the nine months ended September 30, 2017 compared to September 30, 2016. The primary reason for the increase is the reclassification of certain technical support personnel to generate direct installation and other service revenues in the nine months ended September 30, 2017 compared to September 30, 2016. In recent quarters, certain members of our technical support staff have been reclassified and their respective payroll expenses are now being charged to service cost of sales for product installation instead of executive, sales and administrative payroll as they were in 2016. The payroll reclassification for nine months ended September 30, 2017 was approximately $309,000.

Total cost of sales as a percentage of revenues increased to 62% during the nine months ended September 30, 2017 compared to 61% for the nine months ended September 30, 2016. We believe our gross margins will increase if we improve revenue levels and continue to reduce product warranty issues.

Gross Profit

Gross profit for the nine months ended September 30, 2017 and 2016 was $4,458,678 and $5,152,426, respectively, a decrease of $693,748 (13%). The decrease is primarily attributable to the 11% decrease in revenues for the nine months ended September 30, 2017 and cost of sales as a percentage of revenues increasing to 62% during the nine months ended September 30, 2017 from 61% for the nine months ended September 30, 2016. We believe that gross margins will improve in 2017 and beyond if we improve revenue levels and reduce product warranty issues. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our newer products, in particular the DVM-800, DVM-800 HD and FirstVU HD, if they continue to gain traction in the marketplace and we are able to increase our commercial market penetration in 2017 and 2018. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,870,183 and $13,624,619 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,754,436 (13%). Selling, general and administrative expenses as a percentage of sales decreased to 101% in 2017 compared to 104% in 2016. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2017	2016
Research and development expense	$2,495,924	$2,353,081
Selling, advertising and promotional expense	3,036,168	3,295,743
Stock-based compensation expense	981,652	1,203,312
Professional fees and expense	1,187,435	1,487,657
Executive, sales and administrative staff payroll	2,065,327	3,259,773
Other	2,103,677	2,025,053
Total	$11,870,183	$13,624,619

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,495,924 and $2,353,081 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $142,843 (6%). We employed a total of 32 engineers at September 30, 2017 compared to 29 engineers at September 30, 2016, most of whom are dedicated to research and development activities for new products. We have increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 21% for the nine months ended September 30, 2017 compared to 18% for the nine months ended September 30, 2016. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,036,168 and $3,295,743 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $259,575 (8%). Salesman salaries and commissions represent the primary components of these costs and were $2,418,904 for the nine months ended September 30, 2017 compared to $2,358,745 for the nine months ended September 30, 2016, an increase of $60,159 (3%). We have increased the number of salesman in 2017 compared to 2016, in particular in our commercial sales channel. The overall effective commission rate was 20.7% and 18.0% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Promotional and advertising expenses totaled $617,264 during the nine months ended September 30, 2017 compared to $936,998 during the nine months ended September 30, 2016, a decrease of $319,734 (34%). The decrease is primarily attributable net promotional expenses associated with being the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area being less in 2017 compared to 2016. We incurred net promotional expenses of $263,047 in the nine months ended September 30, 2017 relative to this sponsorship compared to $499,271 for nine months ended September 30, 2016. The Company is also decreasing the number of trade shows attended during 2017 because it has lost some of its confidence in the efficiency and effectiveness of many of the lesser attended trade shows.

Stock-based compensation expense. Stock based compensation expense totaled $981,652 and $1,203,312 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $221,660 (18%). In 2017, the Company adopted the new accounting standard issued by the FASB to reduce the complexity of accounting for stock compensation and elected to account for stock option forfeitures as they occur. For the nine months ended September 30, 2017 there were 52,609 stock options that expired and were forfeited, which decreased stock compensation expense for the nine months ended September 30, 2017 compared to 2016. Additionally, the amortization of the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees when the general market price of our common stock was lower also had the effect of decreasing the stock compensation expense for the nine months ended September 30, 2017 compared to 2016.

Professional fees and expense. Professional fees and expenses totaled $1,187,435 and $1,487,657 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $300,322 (20%). The decrease in professional fees and expenses in 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the Utility, Axon and WatchGuard lawsuits. These matters continue and the reduced litigation charges are generally due to timing issues in the litigation, although the Axon and Watchguard lawsuits were both under a stay order pending final USPTO rulings on the various IPR requests which have largely now been ruled in our favor. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,065,327 and $3,259,773 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1,194,446 (37%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $855,000 in executive bonuses and the reclassification of certain technical support personnel to generate direct installation and other service revenues in the nine months ended September 30, 2017 compared to September 30, 2016. We have increased our technical support staff in recent quarters to handle field inquiries and requests for product installation services because our installed customer base has expanded and additional technical support and marketing was required for our new products, such as the DVM-800 and FirstVU HD. In recent quarters, we have reclassified certain members of our technical support staff to direct services for product installation and other services for our customers and their respective payroll related expenses are now being charged to service cost of sales in 2017 compared to 2016. During the nine months ended September 30, 2016 a special bonus of $630,000 was awarded to our CEO, which did not occur in 2017.

Other. Other selling, general and administrative expenses totaled $2,103,677 and $2,025,053 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $78,624 (4%). The increase in other expenses in 2017 compared to 2016 is primarily attributable to increased health insurance premiums for our associates.

Operating Loss

For the reasons previously stated, our operating loss was $(7,411,505) and $(8,472,193) for the nine months ended September 30, 2017 and 2016, respectively, an improvement of $1,060,688 (13%). Operating loss as a percentage of revenues decreased to 63% for the first nine months of 2017 from 65% for the same period in 2016.

Interest Income

Interest income decreased to $10,619 for the nine months ended September 30, 2017 from $22,103 in 2016.

Interest Expense

We incurred interest expense of $536,035 and $2,438 during the nine months ended September 30, 2017 and 2016. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016, which bore interest at the rate of 8% per annum on the unpaid balance outstanding at September 30, 2017. In addition, we issued two Notes with a principal balance of $700,000 in June 2017. One of these Notes and a new Note had an outstanding principal balance of $650,000 at September 30, 2017. No similar interest-bearing debt was outstanding during the 2016 period.

We amortized to interest expense $288,895 and $-0-, representing the discount associated with the $1,000,000 subordinated notes during the nine months ended September 30, 2017, and 2016 respectively. The discount resulted from the issuance of detachable common stock purchase warrants together with the $700,000 principal amount of Notes, which is recorded as a discount and amortized to interest expense over the term of the underlying Notes. The total remaining unamortized discount was $117,000 and $-0- at September 30, 2017, and 2016 respectively.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and September 30, 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and September 30, 2017 and the warrant derivative liability balance was $33,076 at December 31, 2016 and $15,729 at September 30, 2017.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $17,347 for the nine months ended September 30, 2017 compared to a gain of $18,740 for the nine months ended September 30, 2016.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at September 30, 2017 and December 31, 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,183,210 and $4,000,000 for the Debentures including their embedded derivatives as of September 30, 2017 and December 31, 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. We made payments totaling $750,000 against the Debentures on August 24, 1997. The fair value of the Debentures was $3,183,210 at September 30, 2017 representing a fair value change of $66,790 from December 31, 2016, which was recognized as income in the Condensed Consolidated Statement of Operations.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $7,852,784 and $8,433,788 for the nine months ended September 30, 2017 and 2016, respectively, an improvement of $581,004 (7%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the nine months ended September 30, 2017 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2017. During 2017, we increased our valuation reserve on deferred tax assets by $3,080,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $46,745,000 of net operating loss carryforwards and $2,110,000 of research and development tax credit carryforwards as of September 30, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $7,852,784 and $8,433,788 for the nine months ended September 30, 2017 and 2016, respectively, an improvement of $581,004 (7%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.34 and $1.59 for the nine months ended September 30, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2017 and 2016 because of the net loss reported for each period.

Liquidity and Capital Resources

On June 30, 2017, we borrowed $700,000 under unsecured notes payable with two private, third party lenders. The loans were represented by two promissory notes (the “Notes”) that bore interest at 8% per annum and were payable in cash on or before the maturity date of September 30, 2017. The Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Notes. We issued warrants to purchase 200,000 shares of common stock for $3.65 per share in connection with the Notes. Such warrants are exercisable immediately and expire on June 29, 2022. We used the proceeds of this private placement for general working capital purposes. We paid one of the Notes in the principal amount of $350,000 on September 1, 2017 and extended the maturity date of the other Note to December 31, 2017.

On September 29, 2017, we borrowed $300,000 under an unsecured note payable with a private, third party lender. The loan is represented by a promissory note (also referred to as the “Note”) that bears interest at 8% per annum and is payable in cash on or before the maturity date. The Note is due and payable in full on November 30, 2017 and may be prepaid without penalty at any time. The Note is unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the Note. We issued warrants to purchase 100,000 shares of common stock for $2.75 per share in connection with the Note. Such warrants are exercisable immediately and expire on September 30, 2022. We used the proceeds of this private placement for general working capital purposes.

On August 23, 2017, we closed a $3.0 million offering of our common stock and common stock purchase warrants in a registered direct offering. At the closing, we sold to institutional investors in a registered direct offering an aggregate of 940,000 shares of our common stock at a price of $3.00 per share and Series B Warrants, for gross offering proceeds of $3.0 million. For each share of common stock purchased, investors received two registered warrants, each with an exercise price of $3.36 per share (the “Series A-1 Warrant” and the “Series A-2 Warrant”). The Series A-1 Warrants are exercisable to purchase up to 680,000 shares of common stock and have a term of five years commencing six months following the closing date. The Series A-2 warrants are immediately exercisable to purchase a 200,000 shares of common stock and have a term of five years commencing on the closing date. Additionally, the Company issued to certain of the investors, in lieu of shares of common stock at closing, Series B Warrants that are immediately exercisable (the “Series B Warrant”) to purchase 60,000 shares of common stock for which the investors paid $2.99 per share at the closing and will pay $0.01 per share upon exercise of the Series B Warrant so that such investors’ beneficial ownership interest would not exceed 9.9% of the issued and outstanding shares of common stock. The Series B Warrant terminates upon exercise in full. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million. The foregoing warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to pay a portion of the outstanding principal balance of the Debentures, retire one of the Notes and for other working capital purposes.

On December 30, 2016, we completed a private placement of $4.0 million principal amount of Debentures with two institutional investors. Such Debentures bear interest at 8% per annum payable in cash on a quarterly basis and are secured by substantially all of our tangible and certain intangible assets. In addition, we issued the investors warrants to acquire 800,000 shares of common stock at $5.00 per share. We made payments of $750,000 against the Debentures on August 24, 2017. The Debentures mature on March 30, 2018 and are convertible at any time six months after their date of issue at the option of the holders into shares of common stock at $5.00 per share. In addition, we can elect to redeem the Debentures at 112% of their outstanding principal balance and could force conversion by the holders if the market price exceeds $7.50 per share for ten consecutive trading days. We used the proceeds of this private placement for general working capital purposes.

We may find it necessary to retire the Debentures by the payment of cash at maturity, which would be a significant requirement. We plan to obtain such funding from operations or a capital raise or a combination of the two. We believe that we have the capability to retire the Debentures by a cash payment when they become due, although we can offer no assurances in this regard.

If we had to supplement our liquidity to support our operations in 2017, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2017/2018 operating plan could include raising additional capital through a public offering or private placement of debt or equity. We have demonstrated our ability to raise new debt or equity capital in recent years and, if necessary, we believe that we could raise additional capital during the next 12 months if required, but again can offer no assurances in this regard.

Further, we had warrants outstanding exercisable to purchase 3,013,466 shares of common stock at a weighted average exercise price $6.84 per share outstanding as of September 30, 2017. In addition, there are common stock purchase options outstanding exercisable to purchase 301,031 shares at an average price of $19.84 per share and the recently issued 800,000 warrants at an exercise price of $5.00 per share, 200,000 warrants at an exercise price of $3.65 per share and 100,000 warrants at an exercise price of $2.75 per share. We could potentially use such warrants to provide near-term liquidity and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2017 and 2018.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $816,174 of available cash and equivalents (including $500,000 of restricted cash) and net working capital of approximately $4.7 million as of September 30, 2017. Net working capital as of September 30, 2017 includes approximately $1.9 million of accounts receivable and $10.1 million of inventory.

Cash and cash equivalents balances: As of September 30, 2017, we had cash and cash equivalents with an aggregate balance of $316,174, a decrease from a balance of $3,883,124 at December 31, 2016. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,566,950 net decrease in cash during the nine months ended September 30, 2017:

●	Operating activities:	$5,763,948 of net cash used in operating activities. Net cash used in operating activities was $5,763,948 and 4,726,611 for the nine months ended September 30, 2017 and 2016, respectively, a deterioration of $1,037,337. The deterioration was primarily the result of increases in inventory and decreases in accrued expenses, offset by increases in deferred revenue and decreases in accounts receivable. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2017, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$455,516 of net cash used in investing activities. Cash used in investing activities was $455,516 and $373,907 for the nine months ended September 30, 2017 and 2016, respectively. In 2017 and 2016, we incurred costs for an integrated display system, demo equipment, tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$2,652,514 of net cash provided by financing activities. Cash provided by financing activities was $2,652,514 for the nine months ended September 30, 2017 compared to cash used in financing activities of $7,862 for the nine months ended September 30, 2016. On August 23, 2017, we closed a $3.0 million offering of our common stock and common stock purchase warrants. After placement fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million prior to any exercise of the warrants. Proceeds of the offering were used to pay down a portion of the principal balance of the Debentures and one of the Notes and for general working capital purposes. We received $1,000,000 of proceeds in the nine months ended September 30, 2017 from the issuance of the Notes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in cash of $3,566,950 to $316,174 for the nine months ended September 30, 2017.

Commitments:

We had $316,174 of cash and cash equivalent balances and net positive working capital approximating $4.7 million as of September 30, 2017. Accounts receivable balances represented $1,861,009 of our net working capital at September 30, 2017. We intend to collect our outstanding receivables on a timely basis during the balance of 2017, which would help to provide positive cash flow to support our operations during such period. Inventory represented $10,061,991 of our net working capital at September 30, 2017 and finished goods represented $7,509,227 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2017 by our sales activities, which should provide additional cash flow to help support our operations during 2017.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2017.

Lease Commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment. Rent expense for the nine months ended September 30, 2017 and 2016 was $298,293 and $298,293, respectively, related to these leases.

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2017(period from October 1, 2017 to December 31, 2017)	$112,080
2018	451,248
2019	457,327
2020	154,131

$1,174,786

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in its products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $14,938 and $18,911 for the nine months ended September 30, 2016 and 2015, respectively.

Following is a summary of our licenses as of September 30, 2017:

License Type	Effective Date	Expiration Date	Terms
Production software license agreement	April 2005	April 2018	Automatically renews for one-year periods unless terminated by either party.
Software sublicense agreement	October 2007	October 2018	Automatically renews for one-year periods unless terminated by either party.
Software development and software services agreement	June 2015	June 2018	Renewable by mutual agreement of the parties unless terminated by Digital Ally for convenience.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit. The Company has filed its timely, opening brief; Axon has sought but not yet recieved an extension of time in which to file its own responding brief, and accordingly, the matter has not yet been fully briefed or scheduled for argument.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 (the “ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute that petition until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and is filing an appeal to the United States Court of Appeals for the Tenth Circuit. Oral arguments are set to occur on January 17, 2018.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $263,047 and $499,271, respectively, for the nine months ended September 30, 2017 and 2016.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $137,781 and $135,058 for the nine months ended September 30, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that requires it to make monthly payments which will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC and advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for a period of one year beginning January 2016, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of September 30, 2017, the Company had advanced a total of $301,115 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $214.1 million since we commenced deliveries during 2006. As of September 30, 2017 and December 31, 2016, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2017. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw material and component parts	$4,828,517	$4,015,170
Work-in-process	141,900	355,715
Finished goods	7,509,227	7,215,346

Subtotal	12,749,644	11,586,231
Reserve for excess and obsolete inventory	(2,417,653)	(1,999,920)

Total	$10,061,991	$9,586,311

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 19.0% of the gross inventory balance at September 30, 2017, compared to 17.3% of the gross inventory balance at December 31, 2016. We had $2,417,653 and $1,999,920 in reserves for obsolete and excess inventories at September 30, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,828,517 and $4,015,170 at September 30, 2017 and December 31, 2016, respectively, an increase of $813,347 (20%). The increase in raw materials and component parts was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $7,509,227 and $7,215,346 at September 30, 2017 and December 31, 2016, respectively, an increase of $293,881 (4%). The increase in finished goods at September 30, 2017 was primarily in FirstVU HD and DVM 250 products. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our legacy products. Additionally, we increased our reserves on selected refurbished inventory and items requiring repair during the nine months ended September 30, 2017. We believe the reserves are appropriate given our inventory levels at September 30, 2017.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves.

We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $140,596 as of September 30, 2017 compared to $374,597 as of December 31, 2016 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense.

We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were 100,000 options granted during the nine months ended September 30, 2017.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2016, cumulative valuation allowances in the amount of $22,340,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $25,535,000 to fully reserve our deferred tax assets at September 30, 2017. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2017 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

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

Determination of Fair Value for Financial Instruments and Derivatives.

During 2016 we issued $4.0 million of Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of September 30, 2017 and 2016 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of September 30, 2017. The 2016 Debentures remained outstanding as of September 30, 2017.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debenture	$-	$-	$3,183,210	$3,183,210
Warrant derivative liabilities	$-	$-	$15,729	$15,729
	$-	$-	$3,198,939	$3,198,939

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of September 30, 2017, which raised substantial doubt about our ability to continue as a going concern within the next twelve months but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Axon filed an answer which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit. The Company has filed its timely, opening brief; Axon has sought but not yet recieved an extension of time in which to file its own responding brief, and accordingly, the matter has not yet been fully briefed or scheduled for argument.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 (the ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, Watchguard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. The PTAB will not issue a decision on whether to institute that petition until approximately November 2017. The lawsuit has been stayed pending a decision from the USPTO on whether to institute that petition.

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

Based upon facts revealed at the March 4, 2015 hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the Kansas suit to assert additional claims against Utility. Those new claims include claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. As these statutes expressly provide, the Company will seek treble damages, punitive damages and attorneys’ fees as well as injunctive relief. The Court concluded its hearing on April 22, 2015, and allowed the Company leave to amend its complaint, but denied its preliminary injunction. The discovery stage of the lawsuit expired in May 2016. Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company believes the District Court made several errors when ruling on the motions for summary judgment in light of the USPTO’s final decision issued on July 27, 2015 and the various facts and admissions already presented to such Court and is filing an appeal to the United States Court of Appeals for the Tenth Circuit. Oral arguments are set to occur on January 17, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2017, the Company borrowed an aggregate of $700,000 under the Notes with two private, third-party lenders. The unsecured Notes bear interest of 8% per annum with all principal and accrued interest due on or before their September 30, 2017 maturity date. In connection with the issuance of the Notes the Company issued the lenders warrants to purchase a total of 200,000 shares common stock at an exercise of $3.65 per share and an expiration date of June 29, 2022. On September 30, 2017 the Company negotiated an extension of the maturity date of one of the Notes to December 31, 2017. The Company retired the second Note which had a principal balance of $350,000.

On September 29, 2017, the Company borrowed $300,000 under the Note with a private, third-party lender. The unsecured Note bears interest of 8% per annum with all principal and accrued interest due on or before its November 30, 2017 maturity date. In connection with the Note the Company issued the lender warrants to purchase a total of 100,000 shares common stock at an exercise of $2.75 per share and an expiration date of September 30, 2022.

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuance of the foregoing warrants exercisable to purchase 300,000 shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the Notes or the warrants.

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

Date: November 14, 2017

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

