Form 10-K
period 2017-12-31
DIGITAL ALLY INC
filed 2018-04-13
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _______.

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
Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($3.10) of the registrant’s most recently completed second fiscal quarter was: $14,758,706.

The number of shares of our common stock outstanding as of April 5, 2018 was: 7,024,481.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2017

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

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions including cloud-based fleet management and driver monitoring/training applications. We have active research and development programs to adapt our technologies to other applications. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. We sell our products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2018.

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

Products

We produce and sell digital audio/video recording, storage and other products in law enforcement and commercial applications. These product series have been used primarily in law enforcement and private security applications, both of which use the core competency of our technology in digital video compression, recording and storage. In 2011, we introduced several derivative products as “event recorders” that can be used in taxi cab, limousine, ambulance and other commercial fleet vehicle applications which served to greatly diversify our addressable market. Our commercial products have also been utilized by off-airport parking service providers, cruise lines, education and NASCAR races among a diverse group of other commercial applications. We also intend to produce and sell other digital video products in the future that will continue to expand our reach beyond the traditional law enforcement, private security and commercial fleet applications. We have developed and continue to develop both local server and cloud based storage, archiving and search capabilities that provide customers with innovative, useful and secure methods to store and maintain their audio/video data. These products incorporate our standards-based digital compression capability that allows the recording of significant time periods on a chip and circuit board which can be designed into small forms and stored. The following describes our product portfolio.

In-Car Digital Video Mirror System for law enforcement – DVM-100, DVM-400, DVM-750, DVM-800 and DVM-800 HD

In-car video systems for patrol cars are now a necessity and have generally become standard. Current systems are primarily digital based systems with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle. Most manufacturers have already developed and transitioned completely to digital video, and some have offered full HD level recordings which is currently state-of-art for the industry.

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

Auto-activation and Interconnectivity between in-car video systems and FirstVU HD body worn camera products – VuLink for law enforcement applications

Recognizing a critical limitation in law enforcement camera technology, we pioneered the development of our VuLink ecosystem that provides intuitive auto-activation functionality as well as coordination between multiple recording devices. The United States Patent and Trademark Office (the “USPTO”) has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or a data-recording device such as a smart weapon is activated. Additionally, the awarded patent claims cover automatic coordination between multiple recording devices. Prior to this work, officers were forced to manually activate each device while responding to emergency scenarios, a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. Our FirstVU HD integrates with our in-car video systems through our patented VuLink system allowing for automatic activation of both systems.

This feature is becoming a standard feature required by many law agencies. Unfortunately, certain competitors have chosen to infringe our patent and develop products that provide the same or similar features as our VuLink system. We have filed lawsuits against two competitors Axon Enterprises, Inc. (formerly known as Taser International, Inc.) and Enforcement Video, LLC dba WatchGuard Video that challenge their infringing products. We believe that the outcome of these lawsuits will largely define the competitive landscape for the body-worn and in-car video market for the foreseeable future. We expect that our VuLink product and its related patents will be recognized as the revolutionary and pioneering invention by the courts, although we can offer no assurances in this regard.

VuVault.net and FleetVU Manager

VuVault.net is a cost-effective, fully expandable, law enforcement cloud storage solution powered by Amazon Web Services that provides CJIS compliant redundant and security-enhanced storage of all uploaded videos.

FleetVU Manager is our web-based software for commercial fleet tracking and monitoring that features and manages video captured by our Video Event Data Recorders of incidents requiring attention, such as accidents. This software solution features our cloud-based web portal that utilizes many of the features of our VuVault.NET law-enforcement cloud-based storage solution.

Other Products

During the last year, we focused our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories. Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement.

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. In the future, given sufficient capital and market opportunity, we may further expand or focus on private security, homeland security, mass transit, healthcare, general retail, educational, general consumer and other commercial markets. In that regard, we have several installations involving private security on cruise ships and similar markets. Our view is there are many potential private uses of our product offerings. We have made inroads into certain commercial fleet and the ambulance service provider market, confirming that our DVM-250 Plus product and FleetVU Manager can become a significant revenue producer for us.

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

Additionally, motorcycle patrolmen rarely have video systems. Our FirstVU body camera is well suited as a mobile application of our digital video recording system that can be used by motorcycle police and water patrol.

Crime scene investigations, including detailed photography, are typically a large part of the budgets of metropolitan police forces. The FirstVU may record a significant portion of such evidence at a much lower cost for gathering, analyzing and storing data and evidence.

Commercial and Other Markets

There are numerous potential applications for our digital audio/video camera products. We believe that other potential markets for our digital video systems, including the derivatives currently being developed, include private investigators, SWAT team members, over-the-road trucking fleets, airport security, municipal fire departments, and the U.S. military. Other commercial markets for our digital video systems include real estate appraisers, plumbers and electricians.

Schools

We believe our products and offerings may be of benefit in kindergarten through twelve grade school systems. We are currently assessing our entry into this potential market through several pilot tests. Preliminary results of our exploration of this market have been mixed, but we believe it may represent a new addressable market for our mobile audio/video recording products in the future. Recent tragic events at schools have heightened the need for providing a “safer” environment in general for schools.

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

We also contract with two manufacturers that have manufacturing facilities in the Philippines and South Korea to produce our DVM-250 Plus, DVM-800 and DVM-800 HD products. The contracts are general in nature addressing confidentiality and other matters, have no minimum purchase requirements and require the acceptance of specific purchase orders to support any product supply acquisitions. We are using additional contract manufacturers based in the United States for these product lines to further mitigate any supply disruption risk and ensure competitive pricing. We typically perform final assembly, testing and quality control functions for these products in our Lenexa, Kansas facility.

Sales and Marketing

In recent years, we have changed principally to an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities. In this connection, we have reduced the size of certain territories and consequently increased the sales personnel and changed the number of domestic sales territories to seven to better penetrate the market. The direct territory sales team is supported by a team of eight inside sales coordinators, and a tele-sales specialist and a pre-sales solution design team. We also have a bid specialist to coordinate large bid opportunities. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

We use our direct sales force and international distributors to market our products. Our key promotional activities include:

●	attendance at industry trade shows and conventions;

●	direct sales, with a force of industry-specific sales individuals who identify, call upon and build on-going relationships with key purchasers and targeted industries;

●	support of our direct sales with passive sales systems, including inside sales and e-commerce;

●	print advertising in journals with specialized industry focus;

●	direct mail campaigns targeted to potential customers;

●	web advertising, including supportive search engines and website and registration with appropriate sourcing entities;

●	our NASCAR relationship is supportive of developing new business opportunities by and between the sponsors at NASCAR sponsored events in addition to the races;

●	public relations, industry-specific venues, as well as general media, to create awareness of our brand and our products, including membership in appropriate trade organizations; and

●	brand identification through trade names associated with us and our products.

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with technology and products in the law enforcement and surveillance markets for all our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors in the in-car video systems market include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell, or may in the future sell, in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Axon Enterprise, Inc. (“Axon” –formerly Taser International, Inc.), Reveal Media, WatchGuard and VieVU, Inc. We face similar and intense competitive factors for our event recorders in the mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

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

Some of our patent applications are still under review by the USPTO and, therefore, we have not yet been issued all the patents that we applied for in the United States. We were issued several patents in recent years, including a patent on our VuLink product which provides automatic triggering of our body-worn camera and our in-car video systems. No assurance can be given which, or any, of the patents relating to our existing technology will be issued from the United States or any foreign patent offices. Additionally, no assurance can be given that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

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

Axon, a competitor in our body-camera market, requested that the USPTO commence an ex parte reexamination (“IPR”) of our U.S. Patent No. 8,781,292 (The “‘292 Patent”). The USPTO granted this request and has completed its reexamination. The USPTO has confirmed the validity of our ‘292 Patent which relates to our auto-activation technology for law enforcement body cameras. We have filed suit in the U.S. District Court for the District of Kansas against Axon, alleging willful patent infringement against Axon’s body camera product line. On February 2, 2016, we received notification that the USPTO has issued another patent relating to our auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “‘452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle. We have added Axon’s willful infringement of the ‘452 Patent to our existing lawsuit. Axon then requested that the USPTO institute two IPR’s of our ‘452 Patent and on July 6, 2017, the USPTO denied Axon’s one petition for IPR of the ‘452 Patent, and on August 3, 2017, the Patent Office denied Axon’s final petition for IPR of the ‘452 Patent. This was Axon’s final attempt to invalidate the ‘452 Patent before the Patent Office. Axon has requested that another IPR of our ‘292 Patent and we expect to have a final decision on this IPR in June 2018. Axon is now barred from requesting any new IPR’s against both the ‘292 and ‘452 Patents.

Despite the USPTO’s recognition of the validity of the ‘292 Patent and ‘452 Patent, AXON continues to offer for sale, sell, and market its Axon technology in disregard of our federally protected patent rights. As a result, we are aggressively challenging Axon’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing Axon from continuing to sell its Axon Signal technology.

On May 27, 2016 we filed suit against WatchGuard, alleging patent infringement of our ‘292 Patent, the ‘452 Patent and our patent No. 9,325,950 (the “‘950 Patent”) based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. We intend to aggressively challenge WatchGuard’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing WatchGuard from continuing to sell its auto-activation technology embodied within its body-worn and in-car video systems.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, its patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and “‘950 Patent”. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard to institute an “IPR” on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR petition.

We believe the outcome of these infringement lawsuits, and in particular the Axon lawsuit will have meaningful effects upon the entire body-worn camera market within the United States over the foreseeable future. The auto-activation technology protected by our ‘292, ‘452 and ‘950 Patents is quickly becoming standard within the industry, therefore if we are successful in challenging Axon and WatchGuard’s infringing conduct, we believe it will have a substantial and positive impact upon our future revenue streams.

Employees

We had 128 full-time employees as of December 31, 2017. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Management believes that its current facilities are adequate to meet its needs for the foreseeable future.

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

Axon

The Company owns the “‘452 Patent”, which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

In addition to the infringement claims, the Company brought claims alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016 and January 2017, Axon filed two petitions for IPR against the ‘452 Patent. The USPTO rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, a Markman hearing was held on March 7, 2018 and the parties have continued to engage in discovery. All remaining significant deadlines will be set when the Court issues its Markman order.

In a Markman hearing the judge determines the meaning of disputed words in a patent infringement lawsuit. A Markman hearing is also known as a construction hearing. When a judge determines the meaning of the disputed words, it is called claim construction. To determine patent infringement, a jury must fully understand the definition of words used in the patent. A patented invention must be described with precise wording on its patent application. Jurists use this wording and the defined definitions from the Markman hearing to determine if patent infringement has occurred. The name “Markman hearing” comes from a 1996 Supreme Court case Markman v. Westview Instruments, which decided that judges were better equipped than juries to determine claim construction.

WatchGuard

On May 27, 2016 the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, its patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. Digital Ally also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and ‘950 Patent. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard V to institute an IPR review on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR,which is expected in June 2018.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtailed Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal affirmed the ruling of the USPTO summarily thus concluding the matter.

On June 6, 2014 the Company filed a separate Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In that lawsuit it contended that Utility has disparaged the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder. In addition to damages, the Company sought permanent injunctive relief, prohibiting Utility from continuing to threaten or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc which was also denied. Utility has filed its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion has not yet been fully briefed but the Company will oppose it on substantially the same grounds upon which Utility’s prior motion for attorney’s fees was denied by the District Court.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2017
1st Quarter	$5.75	$4.00
2nd Quarter	$4.26	$3.03
3rd Quarter	$4.20	$2.40
4th Quarter	$2.80	$1.75

Year Ended December 31, 2016
1st Quarter	$6.75	$4.72
2nd Quarter	$4.79	$3.56
3rd Quarter	$6.69	$3.76
4th Quarter	$6.40	$4.15

Holders of Common Stock

As of December 31, 2017, we had approximately 105 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 1,403 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2017 total 25,938.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2006 Plan terminated in 2016 with 11,021 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2017 total 56,268.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2007 Plan terminated in 2016 with 82,151 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2017 total 12,500.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. At December 31, 2017, there were 6,324 shares reserved for awards available for issuance under the 2008 Plan. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2017 total 95,375.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2017, there were 7,288 shares reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2017 total 10,188.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2017, there were 1,100 shares reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2017 total 20,000.

On March 27, 2015, our board of directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares authorized and reserved for issuance under the 2015 Plan to a total of 1,250,000. At December 31, 2017, there were 88,900 shares reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2017 total 130,000.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the SEC which registered a total of 2,425,000 shares issued or to be issued upon exercise of the stock options underlying the various stock option plans

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by stockholders	337,769	$13.41	103,612
Equity compensation plans not approved by stockholders	12,500	$14.12	—
Total all plans	350,269	$13.44	103,612

Recent Sales of Unregistered Securities

On June 30, 2017, the Company borrowed an aggregate of $700,000 under notes (the “June Notes”) with two private, third-party lenders. The unsecured Notes bore interest of 8% per annum with all principal and accrued interest due on or before their September 30, 2017 maturity date. In connection with the issuance of the June Notes the Company issued the lenders warrants exercisable to purchase a total of 200,000 shares common stock at an exercise of $3.65 per share and an expiration date of June 29, 2022. On September 30, 2017 the Company negotiated an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the first extension, the Company issued warrants exercisable to purchase 100,000 shares of common stock at $2.60 per share until November 15, 2022. The Company retired the second June Note which had a principal balance of $350,000.

On September 29, 2017, the Company borrowed $300,000 under an unsecured promissory note with a private, third-party lender. Such note bore interest of 8% per annum with all principal and accrued interest due on or before its November 30, 2017 maturity date. In connection with the note the Company issued the lender warrants exercisable to purchase a total of 100,000 shares common stock at an exercise of $2.75 per share and an expiration date of September 30, 2022.

On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note issued in September 2017 into a new note (the “Secured Note”) with a principal balance of $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022.

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuance of the foregoing warrants exercisable to purchase 520,000 shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the foregoing notes or warrants.

( c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs [1]	(d)Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
August 25 to 31, 2015	—	—	—	—
September 1 to 30, 2015	—	—	—	—
October 1 to 31, 2015	—	—	—	—
November 1 to 30, 2015	—	—	—	—
December 1 to 31, 2015	—	—	—	—
January 1 to 31, 2016	—	—	—	—
February 1 to 29, 2016	—	—	—	—
March 1 to 31, 2016	—	—	—	—
April 1 to 30, 2016	—	—	—	—
May 1 to 31, 2016	—	—	—	—
June 1 to 30, 2016	—	—	—	—
July 1 to 31, 2016	—	—	—	—
August 1 to 31, 2016	—	—	—	—
September 1 to 30, 2016	—	—	—	—
October 1 to 31, 2016	—	—	—	—
November 1 to 30, 2016	—	—	—	—
December 1 to 31, 2016	—	—	—	—
January 1 to 31, 2017	—	—	—	—
February 1 to 29, 2017	—	—	—	—
March 1 to 31, 2017	—	—	—	—
April 1 to 30, 2017	—	—	—	—
May 1 to 31, 2017	—	—	—	—

[1] On August 25, 2015, the Board of Directors approved the Stock Repurchase Program that authorized the repurchase of up to $2.5 million of the Company’s common stock in the open market, or in privately negotiated transactions. The Program was terminated effective May 31, 2017.

[2] The Stock Repurchase Program authorized the repurchase of up to $2.5 million of common stock. The number of shares yet to be purchased was variable based upon the purchase price of the shares at the point they were acquired.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2017 and 2016, and our ability to pay the Debentures, June Note and Secured Note when due; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2018 and have such new products perform as planned or advertised; (7) whether we will be able to increase the sales, domestically and internationally, for our products, and the degree to which the interest shown in our products, including the DVM-800 HD, FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, in 2018; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the legal actions that the Company is taking or has taken against Utility Associates, Axon and WatchGuard will achieve their intended objectives; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon, WatchGuard and Utility Associates respecting us, our products and customers; (34) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (36) the USPTO’s decision on WatchGuard’s petition seeking IPR of the ‘292 Patent; (37) whether such technology will have a significant impact on our revenues in the long-term; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including the DVM-800 and DVM-800 HD, both in-car digital video mirror products, and body-worn camera including the FirstVU One and the FirstVU HD products designed for law enforcement usage. In recent years we launched the patented and revolutionary VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2018 and beyond involving in-car systems for both the law enforcement and commercial markets as well as expanding our cloud-based evidence management systems. We believe that the launch of these new products will help to reinvigorate our in-car system revenues while diversifying and broadening the market for our product offerings.

We experienced operating losses for all of the quarters during 2017 and 2016. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$2,877,661	$2,983,577	$3,486,502	$5,229,860	$3,445,610	$4,339,527	$4,384,411	$4,404,943
Gross profit	86,295	1,008,613	1,173,216	2,276,849	148,807	2,033,571	1,265,236	1,853,619
Gross profit margin percentage	3.0%	33.8%	33.7%	43.5%	4.3%	46.9%	28.9%	42.1%
Total selling, general and administrative expenses	3,874,255	4,125,308	3,665,813	4,079,062	4,162,802	5,275,212	4,157,893	4,191,514
Operating loss	(3,787,960)	(3,116,695)	(2,492,597)	(1,802,213)	(4,013,995)	(3,241,641)	(2,892,657)	(2,337,895)
Operating margin percentage	(131.6)%	(104.5)%	(71.5)%	(34.5)%	(116.5)%	(74.7)%	(66.0)%	(53.1)%
Net loss	$(4,399,673)	$(3,493,306)	$(2,326,523)	$(2,032,955)	$(4,276,900)	$(3,255,579)	$(2,865,084)	$(2,313,125)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $3,787,960 on revenues of $2,877,661 for fourth quarter 2017, which continued a series of quarterly losses resulting from competitive pressures, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, litigation expenses relating to the patent infringement and the reduction of our gross margins.

The factors and trends affecting our recent performance include:

●	Revenues decreased in fourth quarter 2017 to $2,877,661 compared to previous quarters. The primary reason for the revenue decreases in 2017 is that our in-car and body-worn systems are nearing the end of their product life cycle and competitors have released competing products with more features. Further, we incurred product quality issues in 2017 resulting in the significant delays in customer orders. We have current development projects that we believe will address this issue by developing a new product platform specifically for in-car systems which we plan to have in production by third quarter 2018, given sufficient resources. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Revenues in 2017 were pressured by increased pricing competition from a competitor offering a free body-worn camera and cloud storage for one year. We decided not to match this offer. Additionally, our revenues in the second, third, and fourth quarters of 2017 were negatively impacted by the halt of deliveries under the AMR contract, which was expected to generate significant revenues in 2017. Deliveries under the AMR contract were placed on hold after AMR experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the third quarter 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. The parties have agreed to a plan to update and upgrade its existing equipment and resume deliveries under the contract, including the potential roll out to new locations in the first half of 2018. The parties are now implementing the updates/upgrades of equipment including the installation of asset tracking units (“ATU’s”) that we anticipate will increase recurring revenue generated under the current contract for 2018 and beyond. We are hopeful that full-scale deliveries will resume under the contract during first half of 2018, although we can offer no assurances in this regard.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend is developing where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents and have entered into a supply and distribution contract with a competitor (VieVu, LLC) that provides it with exclusive distribution rights, subject to minimum purchase obligations of $2.5 million during 2018 and $3.0 million in 2019. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	Service and other revenues increased 16% in the year ended December 31, 2017 from the year ended December 31, 2016. We are concentrating on the expansion of our recurring service revenue in order to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services increased approximately $322,000 in 2017. Additionally, cloud storage revenues increased approximately $132,000 for the year ended December 31, 2017 compared to 2016. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers. In that regard, we have recently announced our technology partner affiliation with NASCAR, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in 2018 and beyond. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. The goal of this new service revenue model is to positively impact our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our international revenues decreased to $559,822 (4% of total revenues) during the year ended December 31, 2017, compared to $1,191,012 (7% of total revenues) during the year ended December 31, 2016. Our 2016 revenues were aided by approximately $760,000 of revenue from the sale of our FirstVU HD body worn cameras, storage systems and extended service agreement to a non-law enforcement international customer that will continue for three years. Our 2017 revenues were disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

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

For the Years Ended December 31, 2017 and 2016

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2017 and 2016, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2017	2016
Revenue	100%	100%
Cost of revenue	69%	68%
Gross profit	31%	32%
Selling, general and administrative expenses:
Research and development expense	22%	19%
Selling, advertising and promotional expense	26%	25%
Stock-based compensation expense	12%	10%
General and administrative expense	48%	53%

Total selling, general and administrative expenses	108%	107%

Operating loss	(77%)	(75%)
Change in warrant derivative liabilities	—%	—%
Loss on extinguishment of subordinated notes payable	(3)%	—%
Secured convertible note payable issuance expenses	—%	(2)%
Other income and interest expense, net	(5)%	—%

Loss before income tax benefit	(85%)	(77%)
Income tax expense (benefit)	1%	—%

Net loss	(84%)	(77%)

Net loss per share information:
Basic	$(1.76)	$(2.38)
Diluted	$(1.76)	$(2.38)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has an additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,795

DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$ 595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$ 495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for the years ended December 31, 2017 and 2016 were derived from the following sources:

	Years ended December 31,
	2017	2016
DVM-800 and DVM 800HD	48%	41%
FirstVu HD	11%	18%
DVM-250 Plus	9%	7%
DVM-750	4%	6%
DVM-100 & DVM-400	2%	3%
VuLink	2%	3%
DVM-500 Plus	—%	1%
Cloud service revenue	2%	1%
Repair and service	8%	5%
Accessories and other revenues	14%	15%
	100%	100%

Our commercial event recorders (DVM-250 Plus) increased from 7% to 9% of total revenues, which trend is expected to continue because of the appeal of our FleetVU cloud-based driver management and monitoring tool.

Product revenues for the years ended December 31, 2017 and 2016 were $12,773,560 and $15,014,647, respectively, a decrease of $2,241,087 (15%), due to the following factors:

●	Our revenues decreased in the 2017 period compared to 2016 principally because our in-car and body-worn systems are nearing the end of their product life cycle and competitors have released competing products with more features. We have current projects whose goal is to address this issue by developing a new product platform specifically for in-car systems which we expect to be in production by third quarter 2018, given sufficient resources. This new product platform will utilize advanced chipsets to generate new and highly advanced products for our law enforcement and commercial customers. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. One of our competitors introduced a body-camera including cloud storage free for one year which disrupted the market during 2017 and pressured on our revenues. We chose not to match this offer. Finally, our commercial event recorder revenues were better in the year ended December 31, 2017 compared to 2016, but not nearly as high as expected. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on revenues. We had expected more substantial increases in our commercial event recorder revenues given the AMR contract. AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the third quarter 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. The parties have agreed upon a plan to update and upgrade our existing equipment and resume deliveries under the contract, including the potential roll out to new locations in the first half of 2018. The parties are now implementing the updates/upgrades of equipment, including the installation of ATU’S which would increase recurring revenue generated under the current contract for 2018 and beyond. We are hopeful that full-scale deliveries will resume under the contract during first half of 2018, although we can offer no assurances in this regard.

●	We shipped twelve individual orders in excess of $100,000, for a total of approximately $2,717,000 in revenue for the year ended December 31, 2017, compared to ten individual orders in excess of $100,000, for a total of approximately $2,821,000 in revenue for the year ended December 31, 2016. Our average order size decreased to approximately $2,650 in the year ended December 31, 2017 from $2,850 during the year ended December 31, 2016. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $559,822 (4% of total revenues) during the year ended December 31, 2017, compared to $1,191,012 (7% of total revenues) during the year ended December 31, 2016. Our 2016 revenues were aided by approximately $760,000 of revenue generated by an order from a non-law enforcement international customer for our FirstVU HD body worn cameras, storage systems and extended service agreement. Our 2017 revenues were disappointing after several positive quarters in 2016; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our new products, in particular the FleetVU cloud-based driver management and monitoring tool, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the years ended December 31, 2017 and 2016 were $1,804,040 and $1,559,844, respectively, an increase of $244,196 (16%), due to the following factors:

●	Cloud revenues were $279,129 and $147,277 for the years ended December 31, 2017 and 2016, respectively, an increase of $131,852 (90%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2017.

●	Revenues from extended warranty services were $870,282 and $542,438 for the years ended December 31, 2017 and 2016, respectively, an increase of $327,844 (60%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program.

●	Installation service revenues were $187,517 and $196,810 for the years ended December 31, 2017 and 2016, respectively, a decrease of $9,293 (5%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. In June 2017, AMR’s installation roll out was put on hold, which significantly reduced third and fourth quarter 2017 installation revenues. By contrast, in third quarter 2016 we had a non-law enforcement international customer complete a large installation. The decrease in 2017 was partially due to AMR halting its roll out of deliveries and installations to additional locations in June 2017 as noted above.

●	Software revenue, non-warranty repair and other revenues were $467,112 and $673,319 for the years ended December 31, 2017 and 2016, respectively, a decrease of $206,207 (31%). The decrease in 2017 was due to software revenue and non-warranty repair revenues being less than 2016 levels. Software revenues were $224,215 in 2017 compared to $321,171 in 2016. Non-warranty repairs were $172,558 in 2017 compared to $296,191 in 2016.

Total revenues for the years ended December 31, 2017 and 2016 were $14,577,600 and $16,574,491, respectively, a decrease of $1,996,891 (12%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the years ended December 31, 2017 and 2016 was $8,771,474 and $10,461,064, respectively, a decrease of $1,689,590 (16%). The decrease in product cost of goods sold is commensurate with the 15% decrease in product revenues coupled with product cost of sales as a percentage of revenues decreasing to 69% in 2017 from 70% in 2016. We increased the reserve for obsolete and excess inventories by approximately $991,000 during the year ended December 31, 2017 due to increased levels of excess component parts of older versions of PCB boards, used trade-in inventory requiring refurbishment and the phase-out of our DVM-750 and LaserAlly legacy products.

Cost of service and other revenue for the years ended December 31, 2017 and 2016 was $1,261,153 and $812,194, respectively, an increase of $448,959 (55%). The increase in service and other cost of goods sold is commensurate with the 14% increase in service and other revenues coupled with service cost of sales increasing to 70% from 52% for the year ended December 31, 2017 compared to December 31, 2016. The primary reason for the increase was the growth in the use of certain technical support personnel to generate direct installation and other service revenues in the year ended December 31, 2017 compared to December 31, 2016. A larger number of our commercial and law enforcement customers have engaged us to install our equipment, such as our contract with AMR. Installation services typically generate lower margins than our cloud storage and FleetVU cloud-based driver management and monitoring tool. This trend has served to increase the cost of service revenue in 2017 compared to 2016.

Total cost of sales as a percentage of revenues increased to 69% during year ended December 31, 2017 compared to 68% for the year ended December 31, 2016. We believe our gross margins will increase if we improve revenue levels and reduce product warranty issues.

We recorded $2,990,702 and $1,999,920 in reserves for obsolete and excess inventories at December 31, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,621,704 and $4,015,170 at December 31, 2017 and December 31, 2016, respectively, an increase of $606,534 (15%). The increase in raw materials was mostly in refurbished parts for our FirstVU HD product. Finished goods balances were $6,964,624 and $7,215,346 at December 31, 2017 and December 31, 2016, respectively, a decrease of $250,722 (3%). The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750 and LaserAlly legacy products. Additionally, we increased our reserves on selected refurbished and items requiring repair during the year ended December 31, 2017. We believe the reserves are appropriate given our inventory levels at December 31, 2017.

Gross Profit

Gross profit for the years ended December 31, 2017 and 2016 was $4,544,973 and $5,301,233, respectively, a decrease of $756,260 (14%). The decrease is commensurate with the 12% decline in revenues for the year ended December 31, 2017 and the cost of sales as a percentage of revenues increasing to 69% during the year ended December 31, 2017 from 68% for the year ended December 31, 2016. We believe that gross margins will improve during 2018 and beyond if we improve revenue levels and reduce product warranty issues. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our DVM-800, DVM-800 HD, VuLink and FirstVU HD, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2018. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,744,438 and $17,787,421 for the years ended December 31, 2017 and 2016, respectively, a decrease of $2,042,983 (11%). Selling, general and administrative expenses as a percentage of sales increased to 108% in 2017 from 107% in 2016. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2017	2016
Research and development expense	$3,149,011	$3,186,137
Selling, advertising and promotional expense	3,873,091	4,238,895
Stock-based compensation expense	1,752,579	1,592,365
Professional fees and expense	1,526,448	1,930,625
Executive, sales, and administrative staff payroll	2,698,702	4,115,816
Other	2,744,607	2,723,583
Total	$15,744,438	$17,787,421

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $3,149,011 and $3,186,137 for the years ended December 31, 2017 and 2016, respectively, an increase of $37,126 (1%). We employed a total of 24 engineers at December 31, 2017 compared to 32 engineers at December 31, 2016, most of whom are dedicated to research and development activities for new products. In prior years we had increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 22% for the year ended December 31, 2017 compared to 19% for the year ended December 31, 2016. Although we reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,873,091 and $4,238,895 for the years ended December 31, 2017 and 2016, respectively, a decrease of $365,804 (9%). The decrease was primarily attributable to the 15% decline in revenues in 2017 compared to 2016 and the reduction in promotional and advertising expenses. Salesman salaries and commissions represent the primary components of these costs and were $3,111,435 and $3,091,676 for the years ended December 31, 2017 and 2016, respectively, an increase of $19,759 (1%). We increased the number of salesman in 2017 compared to 2016, in our commercial sales channel recognizing the increased commercial market opportunities while reducing the number of salesman in our law enforcement channel. The effective commission rate was 21.3% for the year ended December 31, 2017 compared to 18.6% for the year ended December 31, 2016.

Promotional and advertising expenses totaled $761,656 during the year ended December 31, 2017 compared to $1,147,219 during the year ended December 31, 2016, a decrease of $385,563 (34%). The decrease is primarily attributable to net promotional expenses associated with being the title sponsor of the Web.com Tour golf tournament held annually in the Kansas City Metropolitan area being less in 2017 compared to 2016. We incurred net promotional expenses of $266,280 in the twelve months ended December 310, 2017 relative to this sponsorship compared to $499,313 for twelve months ended December 31, 2016. The Company also decreased the number of trade shows it attended during 2017 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule.

Stock-based compensation expense. Stock based compensation expense totaled $1,752,579 and $1,592,365 for the years ended December 31, 2017 and 2016, respectively, an increase of $160,214 (10%). In 2017, we granted 100,000 stock options and 522,000 shares of restricted stock to employees, officers and directors compared to 40,000 stock options and 290,000 shares of restricted stock granted during 2016. We relied more on stock-based compensation during 2017 resulting in increased stock-based compensation compared to 2016 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $1,526,448 and $1,930,625 for the years ended December 31, 2017 and 2016, respectively, a decrease of $404,177 (21%). The decrease in professional fees and expenses in 2017 compared to 2016 is primarily attributable to lower litigation expenses related to the conclusion of the Utility lawsuit and the ongoing Axon and WatchGuard lawsuits. The Axon and WatchGuard matters continue and the reduced litigation charges in 2017 are principally due to both the Axon and WatchGuard lawsuits being under a stay order pending final USPTO rulings on the various IPR requests, which have largely now been ruled in our favor. The Axon case stay has been lifted and is now proceeding towards trial while the stay on the WatchGuard litigation is expected to be lifted in June or July 2018. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during 2018 as we anticipate both cases will proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,698,702 and $4,115,816 for the years ended December 31, 2017 and 2016, respectively, a decrease of $1,417,114 (34%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction of $855,000 in executive bonuses and the redirection of certain technical support personnel to generate direct installation and other service revenues in the year ended December 31, 2017 compared to December 31, 2016. We had increased our technical support staff in 2017 to handle field inquiries and requests for product installation services because our installed customer base had expanded and additional technical support and marketing was required for our newer products, such as the DVM-800 and FirstVU HD. In 2017, we reassigned certain members of our technical support staff to direct services for product installation and other services for our customers and we are charging their respective payroll related expenses to service cost of sales in 2017 compared to 2016. The AMR contract includes installation services, which was one of several larger contracts that required technical support personnel to complete installation services in 2017. In addition, during 2016 a special bonus of $630,000 was awarded to our CEO, which did not occur in 2017.

Other. Other selling, general and administrative expenses totaled $2,744,607 and $2,723,583 for the years ended December 31, 2017 and 2016, respectively, an increase of $21,024 (1%). The increase in other expenses in 2017 compared to 2016 is primarily attributable to increased health insurance premiums for our associates.

Operating Loss

For the reasons previously stated, our operating loss was $11,199,465 and $12,486,188 for the years ended December 31, 2017 and 2016, respectively, an improvement of $1,286,723 (10%). Operating loss as a percentage of revenues increased to 77% in 2017 from 75% in 2016.

Interest Income

Interest income decreased to $11,818 for the year ended December 31, 2017 from $26,195 in 2016 which reflected our overall lower cash and cash equivalent levels in 2017 compared to 2016.

Interest Expense

We incurred interest expense of $733,736 and $3,102 during the years ended December 31, 2017 and 2016, respectively. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016, which bore interest at the rate of 8% per annum on the unpaid balance outstanding at December 31, 2017. In addition, we issued two Notes with a principal balance of $700,000 in June 2017. One of these Notes and the Secured Note had an outstanding principal balance of $1,008,500 at December 31, 2017. No similar interest-bearing debt was outstanding during the year ended December 31, 2016.

We amortized to interest expense $405,895 and $-0-, representing the discount associated with the issuance of $1,358,500 of the Notes and the Secured Note during the years ended December 31, 2017 and December 31, 2016, respectively. The discount resulted from the issuance of detachable common stock purchase warrants together with the $1,358,500 principal amount of Notes and the Secured Note, which was recorded as a discount and amortized to interest expense over the term of the underlying Notes and Secured Note. The total remaining unamortized discount was $-0- at December 31, 2017, and 2016.

Change in Fair value of Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2016 and 2017. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2016 and 2017 and the warrant derivative liability balance was $16,816 and $33,076 at December 31, 2017 and 2016, respectively

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $16,260 and $33,977 for the years ended December 31, 2017 and 2016, respectively.

Change in Fair Value of Secured Convertible Debentures Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at December 31, 2017 and 2016 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,262,807 and $4,000,000 for the Debentures including their embedded derivatives as of December 31, 2017 and 2016, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. We made principal payments totaling $750,000 reducing the outstanding amount of Debentures on August 24, 2017. The fair value of the Debentures was $3,262,807 at December 31, 2017 representing a change in fair value of $(12,807) from December 31, 2016, which was recognized as a charge in the Consolidated Statement of Operations.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our $4.0 million Secured Convertible Note issued during December 2016 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $281,570 for the year ended December 31, 2016. The issuance costs included a $200,000 placement agent fee and the remainder was primarily legal fees. No similar debt issuances occurred in 2017.

Loss on Extinguishment of Subordinated Notes Payable

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “June Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The June Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the June Notes. On September 30, 2017, the Company obtained an extension of the maturity date of one of the June Notes to December 31, 2017 and then a further extension to March 31, 2017. In connection with the first extension, the Company issued warrants to purchase 100,000 shares of common stock at $2.60 per share until November 15, 2022. The Company treated the extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $180,148, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable. The Company paid the second June Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender. The loan was represented by a promissory note that bore interest at 8% per annum and was due and payable in full on November 30, 2017 and could be prepaid without penalty. Such note was unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the note. On December 29, 2017 the Company borrowed an additional $350,000 from the same private, third party lender and combined the existing note issued in September 2017 into a Secured Note with a principal balance of $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the related security agreement. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company treated the issuance and extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $244,379, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable.

The loss on extinguishment of subordinated notes payable aggregated $424,527 for the year ended December 31, 2017. There were no similar extinguishment of subordinated notes payable in 2016.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $12,342,457 and $12,710,688 for the years ended December 31, 2017 and 2016, respectively, an improvement of $368,231 (3%).

Income Tax Benefit

The new tax act eliminates the alternative minimum tax (AMT) for corporations and allows any remaining AMT carryforward to become refundable in 2018 and beyond tax returns. As a result, we did not provide a valuation reserve on the deferred tax asset represented by the AMT tax credit carryforward as of December 31, 2017. Accordingly, we recorded an income tax benefit of $90,000 at December 31, 2017 representing the AMT credit carryforwards that are now refundable under the new tax act.

We did not record an income tax benefit related to our losses for the years ended December 31, 2016, due to our overall net operating loss carryforward available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2017 exclusive of AMT tax credit carryforward. During 2017, we reduced our valuation reserve on deferred tax assets by $4,385,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $49,305,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $12,252,457 and $12,710,688 for the years ended December 31, 2017 and 2016, respectively, an improvement of $458,231 (4%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.76 and $2.38 for the years ended December 31, 2017 and 2016, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2017 and 2016 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth Capital Partners (“Roth”) to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this overall strategic alternatives process, the Board of Directors approved a private placement that closed on April 3, 2018 and is described below in “Subsequent Developments.” Management believes this financing has addressed the Company’s near-term liquidity needs which primarily included the repayment of principal and interest on the Debentures, June Note and Secured Note.

Subsequent Developments:

On April 3, 2018, the Company completed a private placement (the “Private Placement”) to institutional investors of $6.05 million in principal amount of Senior Secured Convertible Promissory Notes (the “Notes”) and warrants exercisable to purchase 806,667 shares of common stock (the “Warrants). The Notes and Warrants were issued pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and the investors (the “Holders”). The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds were used to repay in full the Debentures issued in December 2016 and the approximately $1,008,500 principal amount and accrued interest on the June Note and Secured Note. The balance of the net proceeds will be used for working capital and general corporate purposes. Roth Capital Partners acted as placement agent for the Company and received a placement fee of approximately $250,000.

Prior to the maturity date, the Notes bear interest at 8% per annum, which twelve (12) months’ interest amount shall be guaranteed; provided, however, that in the event that a cash prepayment or amortization is made pursuant to the Notes, the Company shall only be required to pay an amount equal to the annualized additional interest due on the then outstanding principal balance of the Notes. Interest shall be paid at the Company’s discretion in cash, or subject to the equity conditions contained in the Notes, in shares of the Company’s common stock. The Notes rank senior to the Company’s existing and future indebtedness of the Company and are secured by all assets and intellectual property to the extent and as provided in the underlying security and related documents.

The Notes are convertible at any time after their date of issue at the option of the Holders into shares of common stock at $2.50 per share (the “Conversion Price”). The Notes mature on May 3, 2019 (the “Maturity Date”). Commencing on July 1, 2018, and continuing for each fiscal month thereafter through the Maturity Date, the Company will make payments of principal and interest to the Holders to fully amortize the Notes. The Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the Notes, so long as there is no event of default under the Notes, the Company may deliver to the Holders a notice of prepayment with respect to any portion of the principal amount of the Notes, any accrued and unpaid interest (including, without limitation, guaranteed interest on any outstanding principal) and any other amounts due under the Notes. If the Company exercises its right to prepay the Notes, the Company will pay to the Holders an amount in cash equal to the sum of the then outstanding principal amount of the Notes and guaranteed interest as follows: (i) from the initial issuance date of the Notes to August 1, 2018, a 0% premium; (ii) from August 2, 2018 to December 1, 2018, a 110% premium; and (iii) from December 2, 2018 to the Maturity Date, a 115% premium.

At any time after issuance of the Notes, in the event that the Company (i) consummates any public or private offering or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of $10,000,000, (ii) receives cash, in the aggregate, of at least $10,000,000 from any Action (as defined in the SPA), at any time upon ten (10) days written notice to the Holders, but subject to the Holders’ conversion rights set forth herein, the Company must make a mandatory redemption in full of the Notes to the Holders. The required redemption of the Notes would be at an amount equal to the outstanding principal amount of the Notes, any accrued and unpaid interest (including, without limitation, guaranteed interest), and any other amounts due under the Notes at the same premium described above with respect to prepayments.

The Notes also provide for mandatory conversion by the Holders in the event that at any time (x) the VWAP (volume weighted average price as defined in the Notes) of the common stock listed on the trading market (as defined in the SPA) exceeds $4.50 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) for twenty (20) consecutive trading days, and (y) no failure of the equity conditions (as defined in the Notes) then exists, the Company shall have the right to require the Holders to convert all, or any part, of the conversion amount (as defined in the Notes) of the Notes (but in no event less than the lesser of (I) two (2) times the daily average trading volume for the prior (20) consecutive trading date (as defined in the notes), and (II) all of the conversion amount then remaining under the Notes), as designated in the mandatory conversion notice (as defined in the Notes) into fully paid, validly issued and nonassessable shares of common stock in accordance with Notes at the conversion price as of the mandatory conversion date (as defined in the Notes).

So long as the Notes are outstanding, the Company is prohibited from entering into any variable rate transactions (as defined in the Notes).

Upon the occurrence of an event of default under the Notes, the Company must repay to the Holders, in cash or in shares of common stock at the greater of (i) a 135% premium of the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes; and (ii) the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes, divided by the conversion price, multiplied by (b) the highest closing price for the common stock on the trading Market (as defined in the SPA) during the period beginning on the date of first occurrence of the event of fault and ending one (1) day prior to the mandatory prepayment date in the prepayment section of the Notes.

The Warrants issued in conjunction with the Notes are exercisable to purchase up to 806,667 shares of common stock commencing on the date of issuance at an exercise price of $3.00 per share (the “Exercise Price”). The Warrants will expire on the fifth (5th) anniversary of their date of issuance. The exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants provide for cashless exercise in the event that after 180-days after their issuance a registration statement on Form S-1 (or other applicable registration statement under the Securities Act of 1933, as amended (the “Securities Act”)) covering the resale of all shares of common stock underlying the Warrants is not available for the issuance of such shares of common stock. A Holder has no right to convert the Note or exercise the Warrant to the extent that such conversion or exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Pursuant to the SPA, the Company must within forty-five (45) days of the closing date file with the U.S. Securities and Exchange Commission a registration statement on Form S-1 (or other applicable registration statement under the Securities Act) covering the resale of all shares of common stock issuable upon conversion or exercise of the Notes and Warrants, respectively.

Discussion of Liquidity and Capital Resources:

On June 30, 2017, we borrowed an aggregate of $700,000 under notes (the “June Notes”) with two private, third-party lenders. The unsecured Notes bore interest of 8% per annum with all principal and accrued interest due on or before their September 30, 2017 maturity date. In connection with the issuance of the June Notes we issued the lenders warrants exercisable to purchase a total of 200,000 shares of common stock at an exercise of $3.65 per share and an expiration date of June 29, 2022. On September 30, 2017 we negotiated an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the first extension, we issued warrants exercisable to purchase 100,000 shares of common stock at $2.60 per share until November 15, 2022. We retired the second June Note that had a principal balance of $350,000 in August 2017.

On September 29, 2017, we borrowed $300,000 under an unsecured promissory note with a private, third-party lender. Such note bore interest of 8% per annum with all principal and accrued interest due on or before its November 30, 2017 maturity date. In connection with the note we issued the lender warrants exercisable to purchase a total of 100,000 shares common stock at an exercise of $2.75 per share and an expiration date of September 30, 2022.

On December 29, 2017, we borrowed an additional $350,000 with the same private, third party lender and combined the existing note issued in September 2017 into a new note (the “Secured Note”) with a principal balance of $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by our intellectual property portfolio, as such term is defined in the Secured Note. In connection with issuance of the Secured Note we issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. We used the proceeds of the foregoing note transactions for general working capital purposes.

On August 23, 2017, we closed a $3.0 million offering of our common stock and common stock purchase warrants in a registered direct offering. At the closing, we sold to institutional investors in a registered direct offering an aggregate of 940,000 shares of our common stock at a price of $3.00 per share and Series B Warrants, for gross offering proceeds of $3.0 million. For each share of common stock purchased, investors received two registered warrants, each with an exercise price of $3.36 per share (the “Series A-1 Warrant” and the “Series A-2 Warrant”). The Series A-1 Warrants are exercisable to purchase up to 680,000 shares of common stock and have a term of five years commencing six months following the closing date. The Series A-2 warrants are immediately exercisable to purchase a 200,000 shares of common stock and have a term of five years commencing on the closing date. Additionally, the Company issued to certain of the investors, in lieu of shares of common stock at closing, Series B Warrants that are immediately exercisable (the “Series B Warrant”) to purchase 60,000 shares of common stock for which the investors paid $2.99 per share at the closing and will pay $0.01 per share upon exercise of the Series B Warrant so that such investors’ beneficial ownership interest would not exceed 9.9% of the issued and outstanding shares of common stock. The Series B Warrants terminate upon exercise in full. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million. The foregoing warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to pay a portion of the outstanding principal balance of the Debentures, retire one of the June Notes and for other working capital purposes.

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

As discussed in “Subsequent Developments” above, we retired the maturing Debentures, June Note and Secured Note with part of the cash proceeds of the Private Placement of Notes that closed on April 3, 2018. This recent development is a part of the strategic alternatives initiative discussed above and addressed our near-term liquidity needs.

If we must further supplement our liquidity to support our operations in 2018, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2018 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and specifically the recent Private Placement, and if necessary, we believe that we could raise additional capital during the next 12 months if required, but can offer no assurances in this regard. In addition, in early 2018 we cut our operating overhead significantly by a reduction in work force and other cost saving measures.

Further, we had warrants outstanding exercisable to purchase 3,233,466 shares of common stock at a weighted average exercise price $6.57 per share outstanding as of December 31, 2017. In addition, there are common stock purchase options outstanding exercisable to purchase 250,269 shares at an average price of $18.80 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2018, although we can offer no assurances in this regard.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements in this Report.

We had $554,712 of available cash and equivalents (including $500,000 of restricted cash) and net working capital of approximately $1.7 million as of December 31, 2017. Net working capital as of December 31, 2017 included approximately $2.0 million of accounts receivable and $8.8 million of inventory.

Cash and cash equivalents balances: As of December 31, 2017, we had cash and cash equivalents with an aggregate unrestricted balance of $54,712, a decrease from a balance of $3,883,124 at December 31, 2016. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,828,412 net decrease in cash during the year ended December 31, 2017:

●	Operating activities:	$6,354,853 of net cash used in operating activities. Net cash used in operating activities was $6,354,853 and $5,902,901 for the years ended December 31, 2017 and 2016, respectively, a deterioration of $451,952. The deterioration was primarily the result of our net loss and decreases in accrued expenses, offset by increases in deferred revenue and accounts payable and decreases in accounts receivable. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2018, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$476,199 of net cash used in investing activities. Cash used in investing activities was $476,199 and $940,711 for the years ended December 31, 2017 and 2016, respectively. In 2017 and 2016, we incurred costs for an integrated display system, demo equipment, tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets. In connection with the $4.0 million 8% Secured Convertible Debentures issued in December 2016, we are required to maintain a minimum cash balance of not less than $0.5 million as long as they remain outstanding.

●	Financing activities:	$3,002,640 of net cash provided by financing activities. Cash provided by financing activities was $3,002,640 and $3,802,657 for the years ended December 31, 2017 and 2016, respectively. On August 23, 2017, we closed a $3.0 million offering of our common stock and common stock purchase warrants. After placement fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million prior to any exercise of the warrants. Proceeds of the offering were used to pay down a portion of the principal balance of the Debentures and one of the June Notes and for general working capital purposes. We received $1,608,500 of proceeds in 2017 from the issuance of the June Notes and Secured Note. On December 30, 2016 we issued the $4.0 million 8% Secured Convertible Debentures, the proceeds of which were used for general working capital purposes. We received $119,055 of proceeds in the year ended December 31, 2016 from the exercise of common stock warrants and options. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was a decrease in unrestricted cash of $3,828,412 to $54,712 for the year ended December 31, 2017.

Commitments:

We had $54,712 of cash and cash equivalent balances and net positive working capital approximating $1.7 million as of December 31, 2017. Accounts receivable balances represented $1,978,836 of our net working capital at December 31, 2017. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2018, which would help to provide positive cash flow to support our operations during 2018. Inventory represented $8,750,713 of our net working capital at December 31, 2017 and finished goods represented $6,964,624 of total inventory. We are actively managing the level of inventory and our goal is to reduce such level during 2018 by our sales activities, which should provide additional cash flow to help support our operations during 2018.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2017.

Lease commitments-Operating Leases. We have a long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2017 and 2016 was $397,924 and $397,924, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2018	$451,248
2019	457,327
2020	154,131
$1,062,706

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $21,188 and $25,161 for the years ended December 31, 2017 and 2016, respectively.

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

Axon

The Company owns the “‘452 Patent”, which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

In addition to the infringement claims, the Company brought claims alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016 and January 2017, Axon filed two petitions for Inter Parts Review (“IPR”) against the ‘452 Patent. The USPTO rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, a Markman hearing was held on March 7, 2018 and the parties have continued to engage in discovery. All remaining significant deadlines will be set when the Court issues its Markman order. See earlier explanation of a Markman hearing.

WatchGuard

On May 27, 2016 the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. The Company also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an inter partes review (“IPR”) on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR petition which is expected in June 2018.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtailed Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal affirmed the ruling of the USPTO summarily thus concluding the matter.

On June 6, 2014 the Company filed a separate Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In that lawsuit it contended that Utility has disparaged the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder. In addition to damages, the Company sought permanent injunctive relief, prohibiting Utility from continuing to threated or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc which was also denied. Utility has filed its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion has not yet been fully briefed but the Company will it on substantially the same grounds upon which Utility’s prior motion for attorney’s fees was denied by the District Court.

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

We have the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. We recorded a net sponsorship expense of $266,280 and $499,313 for the years ended December 31, 2017 and 2016, respectively. We are negotiating with the Web.com Tour golf tournament officials to terminate our sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to us.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $178,835 and $184,642 for the years ended December 31, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2017, the Company had advanced a total of $286,115 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $200,280. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. We also have commercial customers and international distributors who may present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $217.0 million since we commenced deliveries during 2006. As of December 31, 2017 and December 31, 2016, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2017. However, if the balance due from any significant customer ultimately becomes uncollectible, then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Raw material and component parts	$4,621,704	$4,015,170
Work-in-process	155,087	355,715
Finished goods	6,964,624	7,215,346
Subtotal	11,741,415	11,586,231
Reserve for excess and obsolete inventory	(2,990,702)	(1,999,920)

Total	$8,750,713	$9,586,311

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 25.5% of the gross inventory balance at December 31, 2017, compared to 17.3% of the gross inventory balance at December 31, 2016. We had $2,990,702 and $1,999,920 in reserves for obsolete and excess inventories at December 31, 2017 and December 31, 2016, respectively. Total raw materials and component parts were $4,621,704 and $4,015,170 at December 31, 2017 and December 31, 2016, respectively, an increase of $606,534 (15%). The increase in raw materials was mostly in refurbished parts for FirstVU HD products. Finished goods balances were $6,964,624 and $7,215,346 at December 31, 2017 and December 31, 2016, respectively, a decrease of $250,722 (3%). The decrease was primarily in the Laser Ally products that we revalued in December 2017. The increase in the inventory reserve is primarily due to the change in sales mix of our products, which has resulted in a higher level of excess component parts of the older versions of our PCB boards and legacy products. Additionally, we increased our reserves on selected refurbished and other items requiring repair during the year ended December 31, 2017. We believe the reserves are appropriate given our inventory levels at December 31, 2017.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $325,001 as of December 31, 2017 compared to $374,597 as of December 31, 2016 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 100,000 stock options granted during the year ended December 31, 2017.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2016, cumulative valuation allowances in the amount of $22,455,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased to $18,070,000 to fully reserve our deferred tax assets at December 31, 2017. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2017 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2017 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2016 we issued $4.0 million of Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of December 31, 2017 and 2016 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of December 31, 2017. The 2016 Convertible Debentures remain outstanding as of December 31, 2017.

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

The following table represents our hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible debentures	$-	$-	$3,262,807	$3,262,807
Warrant derivative liability	$-	$-	$16,816	$16,816
	$-	$-	$3,279,623	$3,279,623

Going Concern Analysis. In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of December 31, 2017, which raised substantial doubt about our ability to continue as a going concern within the next twelve months but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and certain information about them, including their ages as of April 5, 2018, are set forth below:

Name	Age	Position
Stanton E. Ross	56	President and Chief Executive Officer; Chairman of the Board of Directors
Thomas J. Heckman	58	Vice President, Chief Financial Officer, Treasurer and Secretary
Leroy C. Richie (1)(2)(3)	76	Lead Outside Director, Chairman of the Nominating and Governance Committee and Compensation Committee
Daniel F. Hutchins (1)(3)	62	Director, Chairman of Audit Committee
Michael J. Caulfield (1)(2)(3)	62	Director

___________

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Governance Committee

Stanton E. Ross has served as Chairman, President and Chief Executive Officer since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company (“Infinity”), and served as an officer and director of each of Infinity’s subsidiaries. He resigned all his positions with Infinity in June 2005, except Chairman, but was reappointed President in October 2006. Mr. Ross served on the board of directors of Studio One Media, Inc., a publicly held company, from January 2013 to March 2013. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to Infinity in 2016. In late 2007, Infinity sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and Infinity and has not held any others during the previous five years, except for Studio One Media, Inc. The Company believes that Mr. Ross’s broad entrepreneurial, financial and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Thomas J. Heckman has served as the Chief Financial Officer, Treasurer and Secretary since January 2008. From February 2001 to December 2007, Mr. Heckman was an investor/owner of several private companies and was a self-employed consultant providing financial accounting and consulting services to private and public companies. From 1983 until 2001, Mr. Heckman was employed by Deloitte and Touche, LLP, a subsidiary of Deloitte Touche Tohmatsu, one of the largest auditing, consulting, financial advisory, risk management, and tax services organizations in the world. During his 18 years with Deloitte and Touche, LLP, including six years as Accounting and Auditing Partner in the Kansas City office, Mr. Heckman specialized in IPOs and public reporting entities. Mr. Heckman earned his Bachelor of Arts degree in Accounting at the University of Missouri – Columbia. Mr. Heckman holds no public company directorships currently and for the previous five years.

Leroy C. Richie has been the Lead Outside Director of Digital Ally since September 2005. He is also the Chairman of the Compensation Committee and Nominating and Governance Committee and a member of the Audit Committee. Since June 1, 1999 Mr. Richie has been a director of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company. Additionally, until 2017, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie serves as a member of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Daniel F. Hutchins was elected a Director in December 2007. He serves as Chairman of the Audit Committee and is the Board’s financial expert. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC and currently serves as a director and the Chief Financial Officer of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company, of which Stanton E. Ross is the Chairman and President. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has 39 years of public accounting experience, including five years with Deloitte & Touche, LLP. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships and has not held any others during the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications and skills to serve as a Director.

Michael J. Caulfield was elected a Director in May 2016. He is a member of the Audit Committee, Compensation Committee and Nominating and Governance Committee. He served as Vice President – Strategic Development of the Company from June 1 2009 to January 11, 2012. Mr. Caulfield was most recently (2012-2016) a Vice-Chairman at Teneo Holdings, LLC, a global advisory firm where he was responsible for the firm’s investment banking relationships with a broad range of industrial companies. From 2006 to 2009, Mr. Caulfield served as a Managing Director at Banc of America Securities (“BAS”), where he was responsible for the merger, acquisition, divestiture and restructuring advisory services for a number of large public and private companies. He was also in charge of BAS’s global investment banking activities involving the Safety, Security, Engineering and Construction Industries. Prior to joining BAS, Mr. Caulfield spent six years (2000-2006) as a Managing Director with Morgan Stanley in New York City, leading that global investment banking firm’s efforts in the Aerospace and Defense Industries. He was also responsible for the investment banking relationships with a number of Morgan Stanley’s largest clients. From 1989 to 2000, he worked at General Electric Capital Corp., where he served as a Managing Director and head of the Corporate Finance Group. In this capacity, he advised GE Capital and the industrial divisions of General Electric on such issues as capital structuring, mergers and acquisitions, and private equity transactions. Mr. Caulfield received an MBA from the Wharton School of the University of Pennsylvania and a B.S. Degree from the University of Minnesota. The Company believes that Mr. Caulfield’s significant experience in finance, corporate finance and investment banking gives him the qualifications and skills to serve as a director.

Board of Directors and Committee Meetings

Our Board of Directors held five meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2017. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2017. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve, and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2017 Annual Meeting of stockholders.

Committees of the Board of Directors

Our Board of Directors currently has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2017 and year-to-date 2018.

Audit Committee

Our Audit Committee appoints the Company’s independent registered public accounting firm, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent registered public accounting firm; evaluating the qualifications, independence and performance of our independent registered public accounting firm; approving the audit and non-audit services to be performed by our independent registered public accounting firm; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations in conjunction with management and our public registered public accounting firm; conferring with management and the independent registered public accounting firm regarding the effectiveness of internal controls, financial reporting processes and disclosure controls; consulting with management and the independent registered public accounting firm regarding Company policies governing financial risk management; reviewing and discussing reports from the independent registered public accounting firm on critical accounting policies used by the Company; establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing and approving related-person transactions in accordance with the Company’s policies and procedures with respect to related-person transactions and applicable rules; reviewing the financial statements to be included in our annual report on Form 10-K; discussing with management and the independent registered public accounting firm the results of the annual audit and the results of quarterly reviews and any significant changes in our accounting principles; and preparing the report that the Securities and Exchange Commission requires in our annual proxy statement. The report of the Audit Committee for the year-ended December 31, 2017 will be included in our Proxy Statement.

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held four meetings during the year-ended December 31, 2017. On September 22, 2005, the Company created the Audit Committee and adopted a written charter for it. The members of our Audit Committee are Daniel F. Hutchins, Leroy C. Richie and Michael J. Caulfield. The Board of Directors determined that Mr. Hutchins qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee to assure that such services do not impair the registered public accounting firm independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the independent registered public accounting firm are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the table, as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent registered public accounting firm. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

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

Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. The members of our Compensation Committee are Leroy C. Richie, Chairman, and Michael J. Caulfield. The Compensation Committee held two meetings and acted a number of times by unanimous written consent resolutions during the year-ended December 31, 2017. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer, also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation. On September 22, 2007, the Board of Directors adopted a written charter for the Compensation Committee

Nominating and Governance Committee

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

Our Nominating and Governance Committee strives for a Board composed of individuals who bring a variety of complementary skills, expertise or background and who, as a group, will possess the appropriate skills and experience to oversee our business. The diversity of the members of the Board relates to the selection of its nominees. While the Committee considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen or excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity. In selecting a director nominee for recommendation to our Board, our Nominating and Governance Committee focuses on skills, expertise or background that would complement the existing members on the Board. Accordingly, although diversity may be a consideration in the Committee’s process, the Committee and the Board of Directors do not have a formal policy regarding the consideration of diversity in identifying director nominees.

When the Nominating and Governance Committee has either identified a prospective nominee or determined that an additional or replacement director is required, the Nominating and Governance Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board of Directors or management. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Governance Committee considers a number of factors, including: the current size and composition of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest.

The Nominating and Governance Committee of the Board selects director nominees and recommends them to the full Board of Directors. In relation to such nomination process, the Committee:

●	determines the criteria for the selection of prospective directors and committee members;

●	reviews the composition and size of the Board and its committees to ensure proper expertise and diversity among its members;

●	evaluates the performance and contributions of directors eligible for re-election;

●	determines the desired qualifications for individual directors and desired skills and characteristics for the Board;

●	identifies persons who can provide needed skills and characteristics;

●	screens possible candidates for Board membership;

●	reviews any potential conflicts of interests between such candidates and the Company’s interests; and

●	shares information concerning the candidates with the Board, and solicit input from other directors.

The Nominating and Governance Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; the ability to work well with the other directors; the extent of the person’s familiarity with the issues affecting our business; an understanding of the fiduciary responsibilities that are required of a member of the Board of Directors; and the commitment of time and energy necessary to diligently carry out those responsibilities. A candidate for director must agree to abide by our Code of Ethics and Conduct.

After completing its evaluation, the Nominating and Governance Committee makes a recommendation to the full Board of Directors as to the persons who should be nominated to the Board, and the Board of Directors determines the nominees after considering the recommendation and report of the Committee.

Our Nominating and Governance Committee is comprised of three Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. The Nominating and Governance Committee held one meeting during the year ended December 31, 2017. The members of our Nominating and Governance Committee are Leroy C. Richie, who serves as Chairman, and Michael J. Caulfield. The Committee was created by our Board of Directors on December 27, 2007, when the Board of Directors adopted a written charter, which was amended in February 2010.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of two independent, non-employee directors, Messrs. Richie and Caulfield. No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.digitalally.com. and the Code of Ethics and Conduct was filed as an exhibit to our annual report on Form 10-K filed March 4, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2017 and 2016:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)(3)(4)(5)	Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2017	$220,000	$25,000	$1,087,500	$—	$22,516	$1,355,016
Chairman, CEO and President	2016	$220,000	$985,000	$462,700	$—	$15,030	$1,682,730

Thomas J. Heckman	2017	$220,000	$—	$682,500	$—	$23,672	$926,172
Vice President, Chief Financial Officer, Treasurer and Secretary	2016	$220,000	$—	$462,700	$—	$19,658	$702,358

(1)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 12 to the consolidated financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

(2)	Amounts included in all other compensation include the following items: the employer contribution to the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) on behalf of the named executive. We are required to provide a 100% matching contribution for all who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for all employees’ elective deferral between 4% and 5%. The employee is (i) 100% vested at all times in the employee contributions and employer matching contributions; (ii) Company paid healthcare insurance; (iii) Company paid contributions to health savings accounts; and (iv) Company paid life, accident and disability insurance. See “All Other Compensation Table” below.

(3)	Stock awards include the following restricted stock granted during 2017 to Mr. Ross: (i) 125,000 shares at $5.10 per share that vest ratably over the two-year period ending January 22, 2019; and (ii) 150,000 shares at $3.00 per share that vest ratably over the one-year period ending August 14, 2018.

(4)

Stock awards include the following restricted stock granted during 2017 to Mr. Heckman: (i) 75,000 shares at $5.10 per share that vest ratably over the two-year period ending January 22, 2019; and (ii) 100,000 shares at $3.00 per share that vest ratably over the one-year period ending August 14, 2018.

(5)	Stock awards include the following restricted stock granted to each person during 2016: (i) 35,000 shares at $5.94 per share that vest ratably over the two-year period ending January 3, 2018; and (ii) 65,000 shares at $3.92 per share that vest ratably over the two-year period ending May 11, 2018.

All Other Compensation Table

Name	Year	401(k) Plan contribution by Company	Company paid healthcare insurance	Flexible & health savings account contributions by Company	Company paid life, accident & disability insurance	Other Contractual payments	Total
Stanton E. Ross	2017	$5,517	$15,373	$1,100	$526	$—	$22,516
Chairman, CEO and President	2016	$3,992	$10,512	$—	$526	$—	$15,030

Thomas J. Heckman	2017	$8,800	$13,546	$800	$526	$—	$23,672
Vice President, Chief Financial Officer, Treasurer and Secretary	2016	$9,070	$9,262	$800	$526	$—	$19,658

Compensation Policy. Our executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable us to achieve earnings and profitability growth to satisfy its stockholders. We must, therefore, create incentives for these executives to achieve both our and individual performance objectives using performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. The main elements of its compensation package consist of base salary, stock options or restricted stock awards and bonus.

Base Salary. The base salary for each executive officer is reviewed and compared to the prior year, with considerations given for increase or decrease. The review is generally on an annual basis, but may take place more often in the discretion of the Compensation Committee.

For fiscal year 2018, the Compensation Committee of the Board of Directors (the “Committee”) set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $220,000 each. This represents no increase or decrease from the previous year.

For fiscal year 2017, the Compensation Committee of the Board of Directors (the “Committee”) set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $220,000 each. This represents no increase or decrease from the previous year.

For fiscal year 2016, the Compensation Committee of the Board of Directors (the “Committee”) set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $220,000 each. This represents an increase from the $175,000 annual base salary for each individual during the four previous years.

The Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both individual and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executive’s responsibilities with us. The Committee determined that Messrs. Ross and Heckman were eligible for awards of stock options or restricted stock in 2017 based on their performance. Refer to grant of Plan-Based Awards table below for restricted stock awards made in 2017. The Committee also determined that Messrs. Ross and Heckman would be eligible in 2018 for awards of restricted stock or stock options provided each person is employed with us at such point.

Bonuses. The Compensation Committee determined to award bonuses to each of the executive officers in 2017, as set forth in the foregoing table. The Compensation Committee awarded Mr. Ross a bonus of $25,000 in 2017. Refer to the section entitled “Executive Compensation” for the bonuses paid to Messrs. Ross and Heckman in 2017 and 2016. The Compensation Committee reviews each executive officer’s performance on a quarterly basis and determines what, if any, portion of the bonus he has earned and will be paid as of such point.

Other. In July 2008, we amended and restated our 401(k) retirement savings plan (the “401(k) Plan”). The amended plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employee’s elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2010. Each participant is 100% vested at all times in employee and employer matching contributions. As of December 31, 2017, a total of 76,040 shares of our common stock were held in the 401(k) Plan. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our common stock held in the 401(k) Plan. We have no profit sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

The following table presents information concerning the grants of Plan-based awards to the Named Executive Officers during the year ended December 31, 2017:

Grants of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All Other stock awards: Number of shares of stock or units: (#) (1)		Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (3)
Stanton E. Ross Chairman, CEO and President	1/23/2017	1/23/2017	125,000	(1)	$—	$637,500
	8/15/2017	8/15/2017	150,000	(2)	$—	$450,000

Thomas J. Heckman Vice President CFO, Treasurer and Secretary	1/23/2017	1/23/2017	75,000	(1)	$—	$382,500
	8/15/2017	8/15/2017	100,000	(2)	$—	$300,000

(1)	These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a two-year period (100% on January 23, 2019) contingent upon whether the individual is still employed by us at that point.

(2)	These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a one-year period (100% on August 15, 2018) contingent upon whether the individual is still employed by us at that point.

(3)	Stock awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718. Please refer to Note 12 to the consolidated financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2017:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#)unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross Chairman, CEO and President	15,000	—	—	$4.80	1/12/2022	360,000	$954,000	—	$—
	18,750	—	—	$13.20	1/10/2021
	3,750	—	—	$14.24	5/5/2019
	37,500	—	—	$54.40	1/2/2018

Thomas J. Heckman CFO, Treasurer and Secretary	12,500	—	—	$13.20	1/10/2021	260,000	$689,000	—	$—
	3,750	—	—	$24.80	7/30/2019
	3,750	—	—	$14.24	5/5/2019
	2,500	—	—	$12.72	3/30/2019
	12,500	—	—	$54.40	1/2/2018

(1)	These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2)	Market value based upon the closing market price of $2.65 on December 31, 2017.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2017 for the Named Executive Officers for the year ending December 31, 2017:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross Chairman, CEO & President	—	$—	75,000	$294,875	(1)
Thomas J. Heckman CFO, Treasurer and Secretary	—	$—	75,000	$294,875	(1)

(1)	Based on the closing market price of our common stock of $4.20 on January 3, 2017, the date of vesting for 17,500 shares, $4.75 on February 12, 2017, the date of vesting for 15,000 shares, $4.05 on May 11, 2017, the date of vesting for 32,500 shares, and $1.85 on October 30, 2017 the date of vesting for 10,000 shares.

The following table sets forth (a) the aggregate number of shares of restricted stock and shares subject to options granted under our stock option and restricted stock plans during the year-ended December 31, 2017 and (b) the average per share exercise price of such options.

Stock Option and Restricted Stock Grants

Name of Individual or Group	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross, Chairman of the Board, CEO & President	275,000	—	$—
Leroy C. Richie, Director	—	30,000	$3.00
Daniel F. Hutchins, Director	—	30,000	$3.00
Michael J. Caulfield, Director	—	30,000	$3.00
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	175,000	—	$—
All executive officers, as a group	450,000	—	$—
All directors who are not executive officers, as a group	—	90,000	$3.00
All employees who are not executive officers, as a group	72,000	10,000	$3.00

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers. However, on December 23, 2008, we entered into retention agreements with the following executive officers: Stanton E. Ross and Thomas J. Heckman.

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on January 1, 2018.

Retention Agreement Compensation

Name	Change in control payment due based upon successful completion of transaction	Severance payment due based on termination after Change of Control occurs	Total
Stanton E. Ross	$55,000	$220,000	$275,000
Thomas J. Heckman	55,000	220,000	275,000
Total	$110,000	$440,000	$550,000

The retention agreements guarantee the executive officers specific payments and benefits upon a Change in Control of the Company. The retention agreements also provide for specified severance benefits if, after a Change in Control of the Company occurs, the executive officer voluntarily terminates employment for “Good Reason” or is involuntarily terminated without “Cause.”

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (iii) a majority of the Company’s Board of Directors is replaced and/or dismissed by the stockholders of the Company without the recommendation of or nomination by the Company’s current Board of Directors; (iv) the Company’s Chief Executive Officer (the “CEO”) is replaced and/or dismissed by stockholders without the approval of the Company’s Board of Directors; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

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

If any Change in Control occurs and the executive continues to be employed as of the completion of such Change in Control, upon completion of such Change in Control, as payment for the executive’s additional efforts during such Change in Control, the Company shall pay the executive a Change in Control benefit payment equal to three months of the his base salary at the rate in effect immediately prior to the Change in Control completion date, payable in a lump sum net of required tax withholdings. If any Change in Control occurs, and if, during the one-year period following the Change in Control, the Company terminates the executive’s employment without Cause or the executive submits a resignation for Good Reason (the effective date of such termination or resignation, the “Termination Date”), then:

(a) The Company shall pay the executive severance pay equal to 12 months of his base salary at the higher of the rate in effect immediately prior to the Termination Date or the rate in effect immediately prior to the occurrence of the event or events constituting Good Reason, payable on the Termination Date in a lump sum net of required tax withholdings, plus all other amounts then payable by the Company to the executive less any amounts then due and owing from the executive to the Company;

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

Director Compensation

Our non-employee directors received the restricted stock grants noted in the section below entitled “Director Compensation” for their service on the Board of Directors in 2017, including on the Audit, Nominating and Governance and Compensation Committees.

During 2017 we paid cash compensation to our non-employee Board members as noted in the section below entitled “Director Compensation” for their service on the Board of Directors in 2017, including on the Audit, Nominating and Governance and Compensation Committees. Neither the chairmen of each committee of the Board nor any members of any committee received any additional cash compensation for their service on such committees in 2017.

In May 2016, we granted to Messrs. Richie, Caulfield, Hutchins and Elliot M. Kaplan, a former director, options to acquire 10,000 shares of common stock each at an exercise price of $3.92 per share for their service on the Board until the next annual meeting of stockholders with vesting to occur on May 1, 2017, provided each person remained a director at such date. Mr. Kaplan resigned from the board of directors effective September 9, 2016 for health reasons. In connection with his resignation and in recognition of his many years of service, we accelerated the vesting of the stock options awarded to him in May 2016 as a director, paid him the $45,000 balance of his cash compensation as a director for 2016/2017, vested any other unvested stock options and restricted stock awards and extended the termination date of his stock options to May 1, 2018.

In August 2017, we granted to Messrs. Richie, Caulfield and Hutchins options to acquire 30,000 shares of common stock each at an exercise price of $3.00 per share for their service on the Board until the next annual meeting of stockholders with vesting to occur on August 14, 2018, provided each person remained a director at such date.

Director compensation for the year ended December 31, 2017 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)		Stock awards ($) (2)	Option awards ($) (2)	Total ($)
Stanton E. Ross, Chairman of the Board (1)	$—		$—	$—	$—
Leroy C. Richie	$72,500	(3)	$—	$74,754	$147,254
Daniel F. Hutchins	$62,500	(4)	$—	$74,754	$137,254
Michael J. Caulfield	$62,500	(4)	$—	$74,754	$137,254

(1)	Mr. Ross’s compensation and option awards are provided in the Executive Compensation table because he did not receive compensation or stock options for his services as a director.

(2)

Represents aggregate grant date fair value pursuant to ASC Topic 718 for stock options and restricted stock granted. Please refer to Note 12 to the consolidated financial statements for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

(3)	Mr. Richie’s fees earned or paid in cash includes $60,000 in cash fees paid during 2017 and $12,500 accrued fees earned but unpaid as of December 31, 2017.

(4)	Mr. Hutchins’ and Caulfield’s fees earned or paid in cash includes $35,000 in cash fees paid during 2017 and $27,500 accrued fees earned but unpaid as of December 31, 2017.

Stock Option and Restricted Stock Grants to Directors

Name of Individual	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross (1)	—	—	$—
Leroy C. Richie (2)	—	30,000	$3.00
Daniel F. Hutchins (2)	—	30,000	$3.00
Michael J. Caulfield (2)	—	30,000	$3.00

(1)	Mr. Ross’s compensation and option awards are noted in the Executive Compensation table because he did not receive compensation or stock options for his services as a director.

(2)	The stock option grants were issued on August 14, 2017 with vesting to occur on August 14, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding ownership of our common stock by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our directors and nominees for director;
●	each of our named executive officers; and
●	all directors and executive officers as a group.

The amounts for our named executive officers and directors as a group and our significant stockholders are as of April 5, 2018, unless otherwise indicated in a footnote below. Beneficial ownership in this table is determined in accordance with the rules of the SEC, and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes all shares of restricted stock and those shares issuable upon exercise of options held by the respective person or group that may be exercised within 60 days after April 5, 2018. For purposes of calculating each person’s or group’s percentage ownership, unvested stock options exercisable within 60 days and all shares of restricted stock are included for that person or group, but not for any other person or group. Percentage of beneficial ownership is based on the shares of common stock outstanding as of April 5, 2018.

Name and address of beneficial owner	Amount and nature of beneficial	Percent of class
5% Stockholders (excluding executive officers and directors):
None (1)(2)(3)(4)

(1) Based solely on a review of Schedule 13G/A filed on February 2, 2018 by Hudson Bay Master Fund, Ltd. and a Schedule 13G/A filed on February 12, 2016 by CVI Investments, Inc. and a Schedule 13G/A filed on January 18, 2018 by Empery Asset Management, LP.

(2) Hudson Bay Master Fund, Ltd. owns warrants exercisable to purchase a total of 439,883 shares of common stock at a price of $13.43 per share, warrants exercisable to purchase a total of 400,000 shares at a price of $5.00 per share and warrants exercisable to purchase a total of 45,533 shares at a price of $3.36 per share. The warrants contain provisions that limit the number of shares issuable upon their exercise to 4.99% beneficial ownership of our common stock, or 9.99% beneficial ownership if the holder gives us written notice, which it has not. An increase in the ownership limit to 9.9% would amount to beneficial ownership of 771,850 shares if the holder exercised that portion of its warrants.

(3) CVI Investments, Inc. owns warrants exercisable to purchase a total of 439,883 shares of common stock at a price of $13.43 per share and warrants exercisable to purchase a total of 400,000 shares at a price of $5.00 per share. The warrants contain provisions that limit the number of shares issuable upon their exercise to 4.99% beneficial ownership of our common stock, or 9.99% if the holder gives us written notice, which it has not. An increase of the ownership limit to 9.9% would amount to beneficial ownership of 771,850 shares if the holder exercised that portion of its warrants.

(4) Empery Asset Management, LP owns warrants exercisable to purchase a total of 660,000 shares of common stock at a price of $3.36 per share. The warrants contain provisions that limit the number of shares issuable upon their exercise to 4.99% beneficial ownership of our common stock, or 9.99% if the holder gives us written notice, which it has not. An increase of the ownership limit to 9.9% would amount to beneficial ownership of 660,000 shares if the holder exercised that portion of its warrants.

The following table sets forth, as of April 5, 2018, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Executive Officers and Directors

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Executive Officers & Directors: (1)
Stanton E. Ross (2)	599,012	8.5%
Leroy C. Richie (3)	52,343	0.7%
Daniel F. Hutchins (4)	58,950	0.8%
Michael J. Caulfield (5)	12,855	0.2%
Thomas J. Heckman (6)	576,134	8.1%

All officers and directors as a group (five individuals)	1,299,294	18.3%

(1)	The address of these persons is c/o Digital Ally, Inc. 9705 Loiret Blvd, Lenexa, KS 66219.
(2)	Mr. Ross’s total shares include: (i) 310,000 restricted shares that are subject to forfeiture to us and (ii) vested options exercisable to purchase 37,500 shares of common stock. Mr. Ross has pledged 200,525 common shares and options exercisable to purchase 37,500 shares of common stock at $8.00 per share to the lenders as collateral for personal loans.
(3)	Mr. Richie’s total shares include: (i) 7,000 restricted shares of common stock that are subject to forfeiture to us, and (ii) vested options exercisable to purchase 13,125 shares of common stock.
(4)	Mr. Hutchins’ total shares include: (i) 7,000 restricted shares of common stock that are subject to forfeiture to us, and (ii) vested options exercisable to purchase 25,000 shares of common stock.
(5)	Mr. Caulfield’s total shares include vested options exercisable to purchase 10,000 shares of common stock.
(6)	Mr. Heckman’s total shares include (i) 210,000 restricted shares that are subject to forfeiture to us; (ii) vested options exercisable to purchase 22,500 shares of common stock; and (iii) 107,486 shares of common stock held in the Company’s 401(k) Plan (on December 31, 2017) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan. Mr. Heckman has pledged 143,059 common shares to financial institutions as collateral for personal loans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

We engaged in no reportable transactions with related persons during the years ended December 31, 2017 and 2016 other than the following:

The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid the LLC advances against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2017, the Company had advanced a total of $286,115 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $200,280. The LLC did not meet its minimum sales quotas and all advances have been discontinued, although the contract had not been terminated at December 31, 2017.

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

Item 14. Principal Accountant Fees and Services.

The following table is a summary of the fees billed to us by RSM US LLP for the fiscal years ended December 31, 2017 and 2016:

Fee Category	Fiscal 2017 fees	Fiscal 2016 fees
Audit fees	$174,100	$156,600
Audit-related fees	33,000	3,400
Tax fees	—	—
All other fees	9,674	15,627
Total fees	$216,774	$175,627

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, consents issued for certain filings with the SEC, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2017, such fees were related primarily to server hardware and telephone system maintenance and upgrades. In fiscal 2016, such fees were related primarily to server hardware and telephone system maintenance and upgrades.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All the fees shown above were pre-approved by the Audit Committee.

The audit report of RSM US LLP on our consolidated financial statements for the year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal year ended December 31, 2017, there were no disagreements with RSM US LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RSM US LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2017, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

	3.	Exhibits:

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	Exhibit 2.1 of the Company’s Form SB-2, filed October 16, 2006, No. 333-138025 (the “October 2006 Form SB-2).
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	Exhibit 3.1 of the October 2006 Form SB-2.
3.2	Amended and Restated By-laws of Registrant.	Exhibit 3.2 of the October 2006 Form SB-2.
3.3	Audit Committee Charter, dated September 22, 2005.	Exhibit 3.3 of the October 2006 Form SB-2.
3.4	Compensation Committee Charter, dated September 22, 2005	Exhibit 3.4 of the October 2006 Form SB-2.
3.5	Nominating Committee Charter dated December 27, 2007.	Exhibit 3.5 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
3.6	Corporate Governance Guidelines	Exhibit 99.1 of the Current Report on Form 8-K dated November 20, 2009.
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	Exhibit 3.7 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	Exhibit 3.8 of the Annual Report on Form 10K for the Year ending December 31, 2009.
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	Exhibit 3.1 to Form 8-K filed August 30, 2012.
4.1	Form of Common Stock Certificate.	Exhibit 4.1 of the October 2006 Form SB-2.
4.2	Form of Common Stock Purchase Warrant.	Exhibit 4.2 of the October 2006 Form SB-2.
4.3	Form of Series A Common Stock Purchase Warrant.	Exhibit 4.1 to Form 8-K filed July 17, 2015
4.4	Form of Series B Common Stock Purchase Warrant.	Exhibit 4.2 to Form 8-K filed July 17, 2015
4.5	Form of Series C Common Stock Purchase Warrant.	Exhibit 4.3 to Form 8-K filed July 17, 2015
5.1	Opinion of Quarles & Brady LLP as to the legality of securities being registered (includes consent).	Exhibit 5.1 of the October 2006 Form SB-2.
10.1	2005 Stock Option and Restricted Stock Plan.	Exhibit 10.1 of the October 2006 Form SB-2.
10.2	2006 Stock Option and Restricted Stock Plan.	Exhibit 10.2 of the October 2006 Form SB-2.
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	Exhibit 10.3 of the October 2006 Form SB-2.
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	Exhibit 10.4 of the October 2006 Form SB-2.
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	Exhibit 10.5 of the October 2006 Form SB-2.

10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	Exhibit 10.6 of the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025 (“Amendment No. 1 to Form SB-2”)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	Exhibit 10.7 of Amendment No. 1 to Form SB-2.
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	Exhibit 10.8 of Amendment No. 1 to Form SB-2.
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	Exhibit 10.9 of Amendment No. 1 to Form SB-2.
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	Exhibit 10.10 of Amendment No. 1 to Form SB-2.
10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	Exhibit 10.11 of Amendment No. 1 to Form SB-2.
10.12	2007 Stock Option and Restricted Stock Plan.	Exhibit 10.3 of the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	Exhibit 10.13 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	Exhibit 10.14 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.15	2008 Stock Option and Restricted Stock Plan.	Exhibit 10.15 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	Exhibit 10.16 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.17 of the Annual Report on Form 10KSB for the Year ending December 31, 2007.
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	Exhibit 10.18 of the Annual Report on Form 10K for the Year ending December 31, 2008.
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	Exhibit 10.19 of the Quarterly Report on Form 10Q for the Quarter ending June 30, 2008.
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	Exhibit 10.20 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	Exhibit 10.21 of the Annual Report on Form 10K for the Year ending December 31, 2009.
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	Exhibit 10.22 of the Annual Report on Form 10K for the Year ending December 31, 2010.
10.23	2011 Stock Option and Restricted Stock Plan	Exhibit 10.23 to Form 8-K filed June 1, 2011
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	Exhibit 10.24 to Form 8-K filed June 1, 2011
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	Exhibit 10.25 to Form 8-K filed June 3, 2011
10.26	Common Stock Purchase Warrant	Exhibit 10.26 to Form 8-K filed June 3, 2011
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.27 to Form 8-K filed November 10, 2011
10.28	Common Stock Purchase Warrant	Exhibit 10.28 to Form 8-K filed November 10, 2011
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	Exhibit 10.29 to Form 8-K filed November 10, 2011
10.30	Amendment to Common Stock Purchase Warrant	Exhibit 10.30 to Form 8-K filed November 10, 2011
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	Exhibit 10.31 to Form 8-K filed July 30, 2012
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	Exhibit 10.32 to Form 8-K filed July 30, 2012
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	Exhibit 10.33 to Form 8-K filed July 30, 2012

10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	Exhibit 10.34 to Form 8-K filed July 30, 2012
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	Exhibit 10.35 to Form 8-K filed December 9, 2013
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	Exhibit 10.36 to Form 8-K filed December 9, 2013
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	Exhibit 10.37 to Form 8-K filed December 9, 2013
10.38	Securities Purchase Agreement	Exhibit 10.38 to Form 8-K filed March 21, 2014
10.39	Registration Rights Agreement	Exhibit 10.39 to Form 8-K filed March 21, 2014
10.40	Form of Senior Secured Convertible Note	Exhibit 10.40 to Form 8-K filed March 21, 2014
10.41	Form of Warrant to Purchase Common Stock	Exhibit 10.41 to Form 8-K filed March 21, 2014
10.42	Pledge and Security Agreement	Exhibit 10.42 to Form 8-K filed March 21, 2014
10.43	Patent Assignment for Security	Exhibit 10.43 to Form 8-K filed March 21, 2014
10.44	Trademarks Assignment for Security	Exhibit 10.44 to Form 8-K filed March 21, 2014
10.45	Guaranty	Exhibit 10.45 to Form 8-K filed March 21, 2014
10.46	Deposit Account Control Agreement	Exhibit 10.46 to Form 8-K filed March 21, 2014
10.47	Form of Voting Agreement	Exhibit 10.47 to Form 8-K filed March 21, 2014
10.48	Form of Lock-Up Agreement	Exhibit 10.48 to Form 8-K filed March 21, 2014
10.49	Securities Purchase Agreement	Exhibit 10.49 to Form 8-K filed August 25, 2014
10.50	Registration Rights Agreement	Exhibit 10.50 to Form 8-K filed August 25, 2014
10.51	Form of Senior Secured Convertible Note	Exhibit 10.51 to Form 8-K filed August 25, 2014
10.52	Form of Warrant to Purchase Common Stock	Exhibit 10.52 to Form 8-K filed August 25, 2014
10.53	Amended and Restated Pledge and Security Agreement	Exhibit 10.53 to Form 8-K filed August 25, 2014
10.54	Patent Assignment for Security	Exhibit 10.54 to Form 8-K filed August 25, 2014
10.55	Trademarks Assignment for Security	Exhibit 10.55 to Form 8-K filed August 25, 2014
10.56	Amended and Restated Guaranty Agreement	Exhibit 10.56 to Form 8-K filed August 25, 2014
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	Exhibit 10.57 to Form 8-K filed August 25, 2014
10.58	Form of Voting Agreement	Exhibit 10.58 to Form 8-K filed August 25, 2014
10.59	Form of Lock-Up Agreement	Exhibit 10.59 to Form 8-K filed August 25, 2014
10.60	Reaffirmation Agreement	Exhibit 10.60 to Form 8-K filed August 25, 2014
10.61	Senior Secured Convertible Note	Exhibit 10.61 to Form 8-K filed August 28, 2014
10.62	Warrant to Purchase Common Stock	Exhibit 10.62 to Form 8-K filed August 28, 2014
10.63	Fourth Allonge to 8% Subordinated Note ($1.5 million) dated May 27, 2015	Exhibit 10.63 to Form 8-K filed May 28, 2015
10.64	Third Allonge to 8% Subordinated Note ($1.0 million) dated May 27, 2015	Exhibit 10.64 to Form 8-K filed May 28, 2015
10.65	Fifth Allonge to 8% Subordinated Note ($1.5 million) dated July 15, 2015	Exhibit 10.65 to Form 8-K filed July 15, 2015
10.66	Fourth Allonge to 8% Subordinated Note ($1.0 million) dated July 15, 2015	Exhibit 10.66 to Form 8-K filed July 15, 2015

10.67	Common Stock Purchase Warrant	Exhibit 10.67 to Form 8-K filed July 15, 2015
10.68	Securities Purchase Agreement	Exhibit 10,1 to Form 8-K filed July 17, 2015
10.69	Amended and Restated 2015 Stock Option and Restricted Stock Plan	Exhibit 10.1 to Form S-8 filed May 23, 2016
10.70	Series A Warrant Amendment Agreement	Exhibit 4.1 to Form 8-K filed November 16, 2016
10.71	Series B Warrant Amendment Agreement	Exhibit 4.2 to Form 8-K filed November 16, 2016
10.72	Series C Warrant Amendment Agreement	Exhibit 4.3 to Form 8-K filed November 16, 2016
10.73	Securities Purchase Agreement	Exhibit 10.66 to Form 8-K filed January 3, 2017
10.74	8% Senior Secured Convertible Debenture	Exhibit 10.67 to Form 8-K filed January 3, 2017
10.75	Common Stock Purchase Warrant	Exhibit 10.68 to Form 8-K filed January 3, 2017
10.76	Security Agreement	Exhibit 10.69 to Form 8-K filed January 3, 2017
10.77	Subsidiary Guarantee	Exhibit 10.70 to Form 8-K filed January 3, 2017
10.78	Form of Series A-1 Warrant	Exhibit 4.1 to Form 8-K filed August 25, 2017
10.78	Form of Series A-2 Warrant	Exhibit 4.2 to Form 8-K filed August 25, 2017
10.78	Form of Series A-3 Warrant	Exhibit 4.3 to Form 8-K filed August 25, 2017
10.78	Form of Securities Purchase Agreement, dated as of August 21, 2017, by and among Digital Ally, Inc. and the purchasers signatory thereto.	Exhibit 10.1 to Form 8-K filed August 25, 2017
14.1	Code of Ethics and Code of Conduct.	Exhibit 3.5 of the Annual Report on Form 10-KSB for the Year ending December 31, 2007.
21.1	Subsidiaries of Registrant	Exhibit 21.1 of the Annual Report on Form 10-K for the Year ending December 31, 2015.
23.1	Consent of RSM US LLP		X
23.3	Consent of Quarles & Brady LLP (Included in 5.1 above)	Exhibit 5.1 of the October 2006 Form SB-2.
24.1	Power of Attorney.		X
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2017 and 2016.		X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

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

Signature and Title	Date

/s/ Stanton E. Ross	April 13, 2018
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 13, 2018
Leroy C. Richie, Director

/s/ Michael J. Caulfield	April 13, 2018
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	April 13, 2018
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	April 13, 2018
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activites. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

RSM US LLP

We have served as the Company’s auditor since 2015.

Kansas City, Missouri

April 13, 2018

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016

Assets
Current assets:
Cash and cash equivalents	$54,712	$3,883,124
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2017 and 2016	1,978,936	2,519,184
Accounts receivable-other	338,618	341,326
Inventories, net	8,750,713	9,586,311
Restricted cash	500,000	—
Prepaid expenses	209,163	402,158

Total current assets	11,832,142	16,732,103

Furniture, fixtures and equipment, net	638,169	873,902
Restricted cash	—	500,000
Intangible assets, net	497,180	467,176
Income tax refund receivable	90,000	—
Other assets	115,043	261,915

Total assets	$13,172,534	$18,835,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,193,269	$2,455,579
Accrued expenses	1,240,429	1,542,729
Derivative liabilities	16,816	33,076
Capital lease obligation-current	8,492	32,792
Deferred revenue-current	1,409,683	925,932
Subordinated and secured notes payable	1,008,500	—
Secured convertible debentures, at fair value	3,262,807	—
Income taxes payable	10,141	7,048

Total current liabilities	10,150,137	4,997,156

Secured convertible debentures, at fair value	—	4,000,000
Capital lease obligation-less current portion	—	8,492
Deferred revenue-long term	2,158,649	2,073,176

Total liabilities	12,308,786	11,078,824

Commitments and contingencies

Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 7,037,799 – 2017 and 5,552,449 – 2016	7,038	5,552
Additional paid in capital	64,923,735	59,565,288
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(61,909,799)	(49,657,342)

Total stockholders’ equity	863,748	7,756,272

Total liabilities and stockholders’ equity	$13,172,534	$18,835,096

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2016

	2017	2016
Revenue:
Product	$12,773,560	$15,014,647
Service and other	1,804,040	1,559,844
Total revenue	14,577,600	16,574,491

Cost of revenue:
Product	8,771,474	10,461,064
Service and other	1,261,153	812,194
Total cost of revenue	10,032,627	11,273,258

Gross profit	4,544,973	5,301,233
Selling, general and administrative expenses:
Research and development expense	3,149,011	3,186,137
Selling, advertising and promotional expense	3,873,091	4,238,895
Stock-based compensation expense	1,752,579	1,592,365
General and administrative expense	6,969,757	8,770,024
Total selling, general and administrative expenses	15,744,438	17,787,421
Operating loss	(11,199,465)	(12,486,188)

Interest income	11,818	26,195
Interest expense	(733,736)	(3,102)
Change in fair value of warrant derivative liabilities	16,260	33,977
Change in fair value of secured convertible notes payable	(12,807)	—
Loss on extinguishment of subordinated notes payable	(424,527)	—
Secured convertible debentures issuance expense	—	(281,570)
Loss before income tax (benefit)	(12,342,457)	(12,710,688)
Income tax (benefit)	(90,000)	—
Net loss	$(12,252,457)	$(12,710,688)

Net loss per share information:
Basic	$(1.76)	$(2.38)
Diluted	$(1.76)	$(2.38)

Weighted average shares outstanding:
Basic	6,974,281	5,347,042
Diluted	6,974,281	5,347,042

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2015	5,241,999	$5,242	$57,854,178	$(2,157,226)	$(36,946,654)	$18,755,540
Stock-based compensation	—	—	1,592,365	—	—	1,592,365
Restricted common stock grant	290,000	290	(290)	—	—	—
Restricted common stock forfeitures	(4,600)	(5)	5	—	—	—
Issuance of common stock upon exercise of stock options	5,050	5	19,050	—	—	19,055
Issuance of common stock upon conversion of secured convertible note payable to equity	20,000	20	99,980	—	—	100,000
Net loss	—	—	—	—	(12,710,688)	(12,710,688)

Balance, December 31, 2016	5,552,449	5,552	59,565,288	(2,157,226)	(49,657,342)	7,756,272

Stock-based compensation	—	—	1,752,579	—	—	1,752,579

Restricted common stock grant	522,000	522	(522)	—	—	—
Restricted common stock forfeitures	(36,650)	(36)	36	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	60,000	60	540	—	—	600
Issuance of common stock and warrants, net of issuance costs of $223,068	940,000	940	2,775,392	—	—	2,776,332
Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	830,422	—	—	830,422

Net loss	—	—	—	—	(12,252,457)	(12,252,457)

Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(12,252,457)	$(12,710,688)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	681,928	574,080
Secured convertible debenture expenses	—	281,570
Stock based compensation	1,752,579	1,592,365
Change in fair value of warrant derivative liabilities	(16,260)	(33,977)
Amortization of discount on subordinated note payable	405,895	—
Loss on extinguishment of subordinated notes payable	424,527	—
Change in fair value of secured convertible note payable	12,807	—
Provision for inventory obsolescence	990,782	797,509
Provision for doubtful accounts receivable	—	(4,997)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	540,248	854,722
Accounts receivable - other	2,708	(198,853)
Inventories	(155,184)	277,946
Prepaid expenses	192,995	183,857
Income tax refund receivable	(90,000)	—
Other assets	146,872	54,606
Increase (decrease) in:
Accounts payable	737,690	1,081,419
Accrued expenses	(302,300)	606,402
Income taxes payable	3,093	(3,091)
Deferred revenue	569,224	744,229
Net cash used in operating activities	(6,354,853)	(5,902,901)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(322,714)	(340,674)
Additions to intangible assets	(153,485)	(100,037)
Release (restriction) of cash in accordance with secured convertible note	—	(500,000)
Net cash used in investing activities	(476,199)	(940,711)
Cash Flows from Financing Activities:
Proceeds from issuance of subordinated notes payable	1,608,500	—
Proceeds from issuance of common stock and warrants, net of issuance costs	2,776,332	—
Proceeds from secured convertible debentures and detachable common stock purchase warrants	—	4,000,000
Secured convertible debenture issuance expense	—	(281,570)
Principal payment on subordinated notes payable	(600,000)	—
Principal payment on secured convertible debentures	(750,000)	—
Proceeds from exercise of stock options and warrants	600	119,055
Principal payments on capital lease obligations	(32,792)	(34,828)
Net cash provided by financing activities	3,002,640	3,802,657
Net decrease in cash and cash equivalents	(3,828,412)	(3,040,955)
Cash and cash equivalents, beginning of period	3,883,124	6,924,079
Cash and cash equivalents, end of period	$54,712	$3,883,124
Supplemental disclosures of cash flow information:
Cash payments for interest	$238,259	$3,089
Cash payments for income taxes	$6,908	$10,591
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$522	$290
Restricted common stock forfeitures	$(36)	$(5)
Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$830,422	$—

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

Management’s Liquidity Plan

The Company incurred substantial operating losses in the year ended December 31, 2017 and recent years primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in the significant delays in customer orders and product rework expenditures and introduction by competitors of newer products with more features than those of the Company. In addition, the Company’s revenues and gross margins have been significantly and negatively impacted by its competitors’ willful infringement of the Company’s patents, specifically the auto-activation of body-worn and in-car video systems, and its competitors significant price cutting of their products. The Company has incurred net losses of approximately $12.3 million in 2017 and $12.7 million in 2016 and it had an accumulated deficit of $61.9 million as of December 31, 2017. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated and secured debt totaling $1,608,500 and the issuance of common stock and warrants totaling $2,776,332 during 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company had outstanding $1,008,500 principal amount of subordinated and secured notes payable which were to mature prior to or on March 31, 2018. Additionally, the $3.3 million principal amount of 8% Secured Convertible Debentures (the “Debentures”) matured on March 30, 2018. The notes and Debentures represent current liabilities as of December 31, 2017 and required the Company to negotiate extensions and/or raise substantial funds through the issuance of new debt and/or equity to liquidate such notes and Debentures. As part of the Company’s overall strategic alternatives process which commenced in November 2017, the Board of Directors approved a private placement (the “Private Placement”) of $6.05 million principal amount of 8% Senior Secured Convertible Notes (the “Notes”) and 806,667 warrants (the “Warrants”) exercisable to purchase 806,667 shares of common stock of the Company. This Private Placement closed on April 3, 2018 and is described in Subsequent Events Footnote 15. A portion of the proceeds were used to repay in full the Debentures and approximately $1,008,500 principal amount and accrued interest on the subordinated and secured notes that were due to mature. The balance of the net proceeds will be used for working capital and general corporate purposes. The Company believes that this financing has addressed its near-term liquidity needs.

The Company is also negotiating with the Web.com golf tournament officials to terminate its sponsorship fee commitment of $500,000 annually for 2018 and 2019 tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiation on terms acceptable or favorable to the Company. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company will have to restore positive operating cash flows and profitability over the next twelve months and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing if and when needed, and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken significant cost reduction initiatives, including a significant lay-off of employees reducing its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. The Company introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. In late 2017 the Company entered into a three-year supply and distribution agreement with a competitor (“VieVu”) that includes minimum purchase requirements of $2.5 million in 2018 and $3.0 million in 2019 to maintain its exclusive status. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and early 2018, which contracts include recurring revenue over the 2018 to 2020 period. The Company believes that its quality control, headcount reduction and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company has retained Roth Capital Partners (“Roth”) to assist in this process. The private placement of Notes and Warrants completed on April 3, 2018 was a part of this strategic alternatives review. While the Private Placement addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date of the financial statements in this Report.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities and its secured convertible debentures on a fair value basis.

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

The net expense (income) related to sales returns and allowances aggregated $(18,503) and $494,790 for the years ended December 31, 2017 and 2016, respectively. Obligations for sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which the caused the negative sales returns for the year ended December 31, 2017.

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

Secured convertible debentures:

The Company has elected to record its debentures at fair value. Accordingly, the debentures will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statements of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statements of Operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $64,745 and $93,685 for the years ended December 31, 2017 and 2016, respectively. Such costs are included in general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $761,656 and $1,147,219 for the years ended December 31, 2017 and 2016, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2017 and 2016. There were no penalties in 2017 and 2016.

The Company is subject to taxation in the United States and various states. As of December 31, 2017, the Company’s tax returns filed for 2014, 2015, and 2016 and to be filed for 2017 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2017 and 2016.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value is being recorded in Consolidated Statements of Operations.

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

Segments of Business:

The Company has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the year ended December 31, 2017 and 2016, sales by geographic area were as follows:

	Year ended December 31,
	2017	2016
Sales by geographic area:
United States of America	$14,017,778	$15,383,479
Foreign	559,822	1,191,012
	$14,577,600	$16,574,491

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition.

The Company will adopt the new guidance on January 1, 2018 using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. Under this approach, the Company will not revise the prior financial statements presented, but will provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance. This will include a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance.

The Company has substantially completed its assessment of the potential impact this guidance will have on its consolidated financial statements and related disclosures. Based on that assessment, the Company currently expects the most significant impact of this new guidance will be the capitalization of costs to both obtain contracts, which are expected to result in adjustments of approximately $71,000 to decrease the opening balance of accumulated deficit upon adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.. The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting, and increase the transparency of hedging programs. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of December 31, 2017 and 2016.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the years ended December 31, 2017 and 2016.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning balance	$70,000	$74,997
Provision for bad debts	—	2,224
Charge-offs to allowance, net of recoveries	—	(7,221)
Ending balance	$70,000	$70,000

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Raw material and component parts	$4,621,704	$4,015,170
Work-in-process	155,087	355,715
Finished goods	6,964,624	7,215,346
Subtotal	11,741,415	11,586,231
Reserve for excess and obsolete inventory	(2,990,702)	(1,999,920)
Total	$8,750,713	$9,586,311

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $680,805 and $634,059 as of December 31, 2017 and December 31, 2016, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2017 and 2016:

	Estimated Useful Life	December 31, 2017	December 31, 2016
Office furniture, fixtures and equipment	3-10 years	$881.306	$1,074,533
Warehouse and production equipment	3-5 years	515,368	643,250
Demonstration and tradeshow equipment	2-5 years	426,582	451,750
Leasehold improvements	2-5 years	160,198	153,828
Rental equipment	1-3 years	93,592	60,354
Total cost		2,077,046	2,383,715
Less: accumulated depreciation and amortization		(1,438,877)	(1,509,813)
Net furniture, fixtures and equipment		$638,169	$873,902

Depreciation and amortization of furniture, fixtures and equipment aggregated $558,447 and $530,958 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$73,892	$20,672	$53,220	$73,892	$10,115	$63,777
Patents and Trademarks	379,616	169,069	210,547	374,348	80,093	294,255
	453,508	189,741	263,767	448,240	90,208	358,032
Unamortized intangible assets:
Patents and trademarks pending	233,413	—	233,413	109,144	—	109,144
Total	$686,921	$189,741	$497,180	$557,384	$90,208	$467,176

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2017 and 2016 was $123,481 and $43,122, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2018	$114,060
2019	109,078
2020	19,077
2021	10,556
2022	10,556
thereafter	440
$263,767

NOTE 7. SECURED CONVERTIBLE DEBENTURES, SUBORDINATED AND SECURED NOTES PAYABLE, AND CAPITAL LEASE OBLIGATIONS

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	December 31, 2017	December 31, 2016
Secured convertible debentures, at fair value	$3,262,807	$4,000,000
Less: Current maturities of secured convertible debentures, at fair value	(3,262,807)	—
Secured convertible debentures, at fair value-long-term	$—	$4,000,000

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

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The Company made principal payments of $750,000 on August 24, 2017 on the Debentures. The change in the fair value of the Debentures between December 31, 2016 and December 31, 2017 was $12,807 and was reflected as expense in the Consolidated Statements of Operations.

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

During the year ended December 31, 2017, the Company was required to make payments totaling $750,000 to the holders of the Debentures resulting from the repayment provisions of the Debentures relative to additional capital raises.

Subordinated and Secured Notes Payable. Subordinated and secured notes payable is comprised of the following:

	December 31, 2017	December 31, 2016
Subordinated and secured notes payable, at par	$1,008,500	$—

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “June Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The June Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the June Notes. The Company granted the lenders warrants (the “Warrants”) exercisable to purchase a total of 200,000 shares of its common stock at an exercise price of $3.65 per share until June 29, 2022. The Company allocated $288,895 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants issued to the lenders. The discount was amortized to interest expense ratably over the terms of the Note. On September 30, 2017, the Company obtained an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the extension, the Company issued warrants to purchase 100,000 shares of stock at $2.60 per share until November 15, 2022. The Company treated the extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $180,148, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable. The Company paid the second June Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender. Such note bore interest at 8% per annum and was due and payable in full on November 30, 2017. The note was unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the note. The Company issued warrants to the lender exercisable to purchase 100,000 shares of common stock for $2.75 per share until September 30, 2022. The Company allocated $117,000 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the terms of the note. On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note payable plus accrued interest into a new note (the “Secured Note”) for $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the security agreement relating to the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company treated the issuance and extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $244,379, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable.

The discount amortized to interest expense totaled $405,895 and $-0- for the years ended December 31, 2017, and 2016, respectively.

Capital Leases. Future minimum lease payments under non-cancelable capital leases having terms in excess of one year are as follows:

Year ending December 31:

2018	$8,574
Total future minimum lease payments	8,574
Less amount representing interest	82
Present value of minimum lease payments	8,492
Less current portion	8,492
Capital lease obligations, less current portion	$—

Assets under capital leases are included in furniture, fixtures and equipment as follows:

	December 31, 2017	December 31, 2016
Office furniture, fixtures and equipment	$250,843	$382,928
Less: accumulated amortization	(223,533)	(294,895)
Net furniture, fixtures and equipment	$27,310	$88,033

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,262,807	$3,262,807
Warrant derivative liability	—	—	16,816	16,816
	$—	$—	$3,279,623	$3,279,623

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$4,000,000	$4,000,000
Warrant derivative liability	—	—	33,076	33,076
	$—	$—	$4,033,076	$4,033,076

The following table represents the change in level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2016	$33,076	$4,000,000	$4,033,076
Principal payments made on debentures	—	(750,000)	(750,000)
Change in fair value	(16,260)	12,807	(3,453)
December 31, 2017	$16,816	$3,262,807	$3,279,623

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Accrued warranty expense	$325,001	$374,597
Accrued senior convertible note issuance costs	—	204,000
Accrued sales commissions	19,500	36,389
Accrued payroll and related fringes	242,508	270,781
Accrued insurance	53,888	81,610
Accrued rent	134,684	182,409
Accrued sales returns and allowances	17,936	215,802
Other	446,912	177,141
	$1,240,429	$1,542,729

Accrued warranty expense was comprised of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance	$374,597	$159,838
Provision for warranty expense	287,611	343,142
Charges applied to warranty reserve	(337,207)	(128,383)
Ending balance	$325,001	$374,597

NOTE 10. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Current taxes:
Federal	$(90,000)	$—
State	—	—

Total current taxes	(90,000)	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$(90,000)	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 34% for the years ended December 31, 2017 and 2016 to the Company’s effective tax rate is as follows:

	2017	2016
U.S. Statutory tax rate	34.0%	34.0%
State taxes, net of Federal benefit	4.8%	3.5%
Executive compensation	—%	(1.3)%
Federal Research and development tax credits	0.1%	1.6%
Stock based compensation	(3.6)%	(2.1)%
Revaluation of deferred tax assets based on changes in enacted tax laws	(64.8)%	—%
Change in valuation reserve on deferred tax assets	30.0%	(34.2)%
Other, net	0.2%	(1.5)%

Income tax (provision) benefit	0.7%	0.0%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Stock-based compensation	$995,000	1,615,000
Start-up costs	115,000	175,000
Inventory reserves	780,000	785,000
Uniform capitalization of inventory costs	80,000	110,000
Allowance for doubtful accounts receivable	40,000	30,000
Other reserves	—	5,000
Equipment depreciation	100,000	40,000
Deferred revenue	920,000	1,165,000
Derivative liabilities	90,000	15,000
Accrued expenses	145,000	340,000
Net operating loss carryforward	12,870,000	15,755,000
Research and development tax credit carryforward	1,795,000	1,955,000
Alternative minimum tax credit carryforward	—	90,000
State jobs credit carryforward	230,000	230,000
State research and development credit carryforward	—	280,000
Charitable contributions carryforward	45,000	60,000

Total deferred tax assets	18,205,000	22,650,000
Valuation reserve	(18,070,000)	(22,455,000)

Total deferred tax assets	135,000	195,000
Domestic international sales company	(135,000)	(195,000)
Total deferred tax liabilities	(135,000))	(195,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $18,070,000 and $22,455,000 as of December 31, 2017 and December 31, 2016, respectively. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. As a result, in the fourth quarter of 2017, the Company revalued the Company’s net deferred tax assets based on the new lower corporate income tax rate. The result of this revaluation of the Company’s deferred tax assets as of December 31, 2017 resulted in a reduction in net deferred tax assets of approximately $7,995,000 related to the reduction the U.S. corporate income tax rate to 21% starting in 2018. The valuation allowance on deferred tax assets as of December 31, 2017 was likewise reduced to retain the 100% valuation allowance as discussed further below.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50 percent of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward on prior years totaling $90,000 which previously was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $90,000 during the year ended December 31, 2017 which it has recognized as an income tax refund receivable as of December 31, 2017.

The Company has incurred operating losses in 2017 and 2016 and it continues to be in a three-year cumulative loss position at December 31, 2017 and 2016. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to decrease our valuation allowance by $4,385,000 to recognize the effects of reducing the U.S. corporate income tax rate to 21% starting in 2018 and to continue to fully reserve its deferred tax assets at December 31, 2017. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At December 31, 2017, the Company had available approximately $49,305,000 of Federal net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2037. In addition, the Company had research and development tax credit carryforwards totaling $1,795,000 available as of December 31, 2017, which expire between 2023 and 2037.

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

The effective tax rate for the years ended December 31, 2017 and 2016 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2017 primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2013 and all prior tax years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company had a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. The Company also entered into month-to-month leases for equipment. Rent expense for the years ended December 31, 2017 and 2016 was $397,724 and $397,724, respectively, related to these leases. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2018	$451,248
2019	457,327
2020	154,131
$1,062,706

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $21,188 and $25,161 for the years ended December 31, 2017 and 2016, respectively.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the “ ‘452 Patent”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

In addition to the infringement claims, the Company brought claims alleging that Axon conspired to keep the Company out of the marketplace by engaging in improper, unethical, and unfair competition. The amended lawsuit alleges Axon bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company’s lawsuit also seeks monetary and injunctive relief, including treble damages, for these alleged violations.

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Axon amended and renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. The Company has appealed this decision to the United States Court of Appeals for the Federal Circuit and is awaiting its decision.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, a Markman hearing was held on March 7, 2018 and the parties have continued to engage in discovery. All remaining significant deadlines will be set when the Court issues its Markman order.

WatchGuard

On May 27, 2016 the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

The USPTO has granted multiple patents to the Company with claims covering numerous features, such as automatically activating all deployed cameras in response to the activation of just one camera. Additionally, Digital Ally’s patent claims cover automatic coordination as well as digital synchronization between multiple recording devices. It also has patent coverage directed to the coordination between a multi-camera system and an officer’s smartphone, which allows an officer to more readily assess an event on the scene while an event is taking place or immediately after it has occurred.

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (‘292 Patent) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ’452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO which is expected to be ruled on in June 2018, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR petition which is expected in June 2018.

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

In addition, the Company began proceedings to invalidate the ‘556 Patent through a request for IPR of the ‘556 patent at the USPTO. On July 27, 2015, the USPTO invalidated key claims in Utility’s ‘556 Patent. The Final Decision from the USPTO significantly curtailed Utility’s ability to threaten law enforcement agencies, municipalities, and others with infringement of the ‘556 Patent. Utility appealed this decision to the United States Court of Appeals for the Federal Circuit. The United States Court of Appeals for the Federal affirmed the ruling of the USPTO summarily thus concluding the matter.

On June 6, 2014 the Company filed a separate Unfair Competition lawsuit against Utility in the United States District Court for the District of Kansas. In that lawsuit it contended that Utility has disparaged the Company and illegally interfered with its contracts, customer relationships and business expectancies by falsely asserting to its customers and others that its products violate the ‘556 Patent, of which Utility claims to be the holder. In addition to damages, the Company sought permanent injunctive relief, prohibiting Utility from continuing to threated or otherwise interfere with the Company’s customers. On March 4, 2015, an initial hearing was held upon the Company’s request for injunctive relief.

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc which has also been denied. Utility has filed its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion has not yet been fully briefed but will be opposed by the Company on substantially the same grounds up which Utility’s prior motion for attorney’s fees was denied by the District Court.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $266,280 and $499,313 for the years ended December 31, 2017 and 2016, respectively. The Company is negotiating with the Web.com Tour golf tournament officials to terminate our sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, whether the terms will be acceptable or favorable to the Company.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $178,835 and $184,642 for the years ended December 31, 2017 and 2016, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced the LLC commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2017, the Company had advanced a total of $286,115 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $200,280. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,752,579 and $1,592,365, for the year ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 2,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 1,403 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2017 total 25,938. The 2006 Plan terminated during 2016 with 11,021 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2017 total 56,268. The 2007 Plan terminated during 2017 with 82,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2017 total 12,500.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 103,612 shares remained available for awards under the various Plans as of December 31, 2017.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 100,000 stock options issued during the year ended December 31, 2017.

Activity in the various Plans during the year ended December 31, 2017 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	362,440	$18.46
Granted	100,000	3.00
Exercised	—	—
Forfeited	(112,171)	(17.73)
Outstanding at December 31, 2017	350,269	$13.44
Exercisable at December 31, 2017	250,269	$18.80

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The weighted-average fair value of options granted in 2017 was $2.49 per share.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the year ended December 31, 2017.

At December 31, 2017, the aggregate intrinsic value of options outstanding was approximately $-0-, and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the year ended December 31, 2017.

As of December 31, 2017, the unrecognized portion of stock compensation expense on all existing stock options was $155,738, which will be recognized over the next ten months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2017:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.99	179,624	8.3 years	79,624	6.5 years
$4.00 to $6.99	32,625	4.7 years	32,625	4.7 years
$7.00 to $9.99	13,507	3.8 years	13,507	3.8 years
$10.00 to $12.99	6,200	1.4 years	6,200	1.4 years
$13.00 to $15.99	49,563	2.7 years	49,563	2.7 years
$16.00 to $18.99	—	—years	—	—years
$19.00 to $29.99	6,250	1.6 years	6,250	1.6 years
$30.00 to $55.00	62,500	0.1 years	62,500	0.1 years
	350,269	5.3 years	250,269	3.5 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2017 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2017	495,300	$5.75
Granted	522,000	3.80
Vested	(188,925)	(6.21)
Forfeited	(36,650)	(5.39)
Nonvested balance, December 31, 2017	791,725	$4.37

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2017, there were $1,602,464 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 36 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2018	491,275
2019	282,825
2020	17,625

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants (the “Warrants”) in conjunction with various debt and equity issuances. The Warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from issue date, and allow the holders to purchase up to 3,233,466 shares of common stock at $2.75 to $16.50 per share as of December 31, 2017. The Warrants expire from December 3, 2018 through February 23, 2023 and allow for cashless exercise.

In addition to the warrants described in Note 7, the Company issued warrants in conjunction with the equity offering in August 2017. The investors were issued 680,000 Series A-1 warrants that have an initial exercise date of February 23, 2018, terminate on February 23, 2023 and an exercise price of $3.36 per share. The investors also received 200,000 Series A-2 warrants what were immediately exercisable at $3.36 per share until August 23, 2022. In addition, the placement agent received 94,000 of warrants with an initial exercise date of February 23, 2018 at an exercise price of $3.75 per share until August 21, 2022.

The Series A-1 and A-2 warrants provide that if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock upon exercise, then they may also be exercised, in whole or in part, at such time by means of a cashless exercise, or “net share settlement.” Because the Company and the holders of the warrants have met applicable requirements under the Securities Act of 1933, as amended, no further action is needed on the part of the Company to issue the shares of common stock issuable upon exercise of the warrants on an unrestricted basis through a cashless exercise if for some reason the registration statement was not effective at the point of exercise. These warrants are accounted for as equity, as it is only a transaction within the Control of the Company that would give the holder the option for cash settlement.

There were 60,000 of pre-funded Series B warrants issued with the August 2017 equity offering, at a price of $2.99 and an exercise price of $0.01. All Series B warrants were exercised for common stock in September 2017.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2017	2,379,290	$10.47
Granted	1,554,000	3.31
Exercised	(60,000)	3.00
Cancelled	(639,824)	13,43
Vested Balance, December 31, 2017	3,233,466	$6.57

The total intrinsic value of all outstanding Warrants aggregated $-0- as of December 31, 2017 and the weighted average remaining term is 43 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable Warrants to purchase common shares as of December 31, 2017:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$2.60	100,000	4.9 years
$2.75	112,200	4.3 years
$3.25	120,000	5.0 years
$3.36	880,000	4.9 years
$3.65	200,000	4.5 years
$3.75	94,000	4.6 years
$5.00	800,000	4.0 years
$8.50	42,500	0.9 years
$13.43	879,766	3.1 years
$16.50	5,000	2.5 years

	3,233,466	3.6 years

NOTE 14. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Numerator for basic and diluted income per share – Net loss	$(12,252,457)	$(12,710,688)
Denominator for basic loss per share – weighted average shares outstanding	6,974,281	5,347,042
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	6,974,281	5,347,042

Net loss per share:
Basic	$(1.76)	$(2.38)
Diluted	$(1.76)	$(2.38)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2017 and 2016, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 15. SUBSEQUENT EVENTS

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth Capital Partners LLC (“Roth”) to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this strategic alternatives review process, the Board of Directors approved the Private Placement of the Notes and Warrants and it closed on April 3, 2018. The Company believes this financing addressed its near-term liquidity needs which primarily included the repayment of principal and interest on the Debentures, June Note and Secured Note.

The Notes and Warrants were issued pursuant to a SPA between the Company and institutional investors (the “Holders”). The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds was used to repay in full the Debentures issued in December 2016, which matured on March 30, 2018, and approximately $1,008,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds will be used for working capital and general corporate purposes. Roth Capital Partners acted as placement agent for the Company and received a placement fee of approximately $250,000.

Prior to the maturity date, the Notes bear interest at 8% per annum, which twelve (12) months’ interest amount shall be guaranteed; provided, however, that in the event that a cash prepayment or amortization is made pursuant to the Notes, then the Company shall only be required to pay an amount equal to the annualized additional interest due on the then outstanding principal balance of the Notes. Interest shall be paid at the Company’s discretion in cash, or subject to the equity conditions contained in the Notes, in shares of the Company’s common stock. The Notes rank senior to the Company’s existing and future indebtedness of the Company and are secured by all assets and intellectual property to the extent and as provided in the underlying security and related documents.

The Notes are convertible at any time after their date of issue at the option of the Holders into shares of Common Stock at $2.50 per share (the “Conversion Price”). The Notes mature on May 3, 2019 (the “Maturity Date”). Commencing on July 1, 2018 and continuing for each fiscal month thereafter through the Maturity Date, the Company will make payments of principal and interest to the Holders to fully amortize the Notes. The Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the Notes, so long as there is no event of default under the Notes, the Company may deliver to the Holders a notice of prepayment with respect to any portion of the principal amount of the Notes, any accrued and unpaid interest (including, without limitation, guaranteed interest on any outstanding principal) and any other amounts due under the Notes. If the Company exercises its right to prepay the Notes, the Company will pay to the Holders an amount in cash equal to the sum of the then outstanding principal amount of the Notes and guaranteed interest as follows: (i) from the initial issuance date of the Notes to August 1, 2018, a 0% premium; (ii) from August 2, 2018 to December 1, 2018, a 110% premium; and (iii) from December 2, 2018 to the Maturity Date, a 115% premium.

At any time after issuance of the Notes, in the event that the Company (i) consummates any public or private offering or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of $10,000,000, (ii) receives cash, in the aggregate, of at least $10,000,000 from any Action (as defined in the SPA), at any time upon ten (10) days written notice to the Holders, but subject to the Holders’ conversion rights set forth herein, the Company must make a mandatory redemption in full of the Notes to the Holders. The required redemption of the Notes would be at an amount equal to the outstanding principal amount of the Notes, any accrued and unpaid interest (including, without limitation, guaranteed interest), and any other amounts due under the Notes at the same premium described above with respect to prepayments.

The Notes also provide for mandatory conversion by the Holders in the event that at any time (x) the VWAP (as defined in the Notes) of the common stock listed on the trading market (as defined in the SPA) exceeds $4.50 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) for twenty (20) consecutive trading days, and (y) no failure of the equity conditions (as defined in the Notes) then exists, the Company shall have the right to require the Holders to convert all, or any part, of the conversion amount (as defined in the Notes) of the Notes (but in no event less than the lesser of (I) two (2) times the daily average trading volume for the prior (20) consecutive trading date (as defined in the notes), and (II) all of the conversion amount then remaining under the Notes), as designated in the mandatory conversion notice (as defined in the Notes) into fully paid, validly issued and nonassessable shares of common stock in accordance with Notes at the conversion price as of the mandatory conversion date (as defined in the Notes).

So long as the Notes are outstanding, the Company is prohibited from entering into any Variable Rate Transactions (as defined in the Notes).

Upon the occurrence of an event of default under the Notes, the Company must repay to the Holders, in cash or in shares of common stock at the greater of (i) a 135% premium of the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes; and (ii) the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes, divided by the conversion price, multiplied by (b) the highest closing price for the common stock on the trading market (as defined in the SPA) during the period beginning on the date of first occurrence of the event of fault and ending one (1) day prior to the mandatory prepayment date in the prepayment section of the Notes.

The Warrants issued in conjunction with the Note are exercisable to purchase up to an aggregate of 806,667 shares of common stock commencing on the date of issuance at an exercise price of $3.00 per share. The Warrants will expire on the fifth (5th) anniversary of their date of issuance. The exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrants provide for cashless exercise in the event that after 180-days after their issuance a registration statement on Form S-1 (or other applicable registration statement under the Securities Act of 1933, as amended (the “Securities Act”)) covering the resale of all shares of common stock underlying the Warrants is not available for the issuance of such shares of common stock. A Holder has no right to convert the Note or exercise the Warrant to the extent that such conversion or exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Pursuant to the SPA, the Company must within forty-five (45) days of the closing date file with the U.S. Securities and Exchange Commission a registration statement on Form S-1 (or other applicable registration statement under the Securities Act) covering the resale of all shares of common stock issuable upon conversion or exercise of the Notes and Warrants, respectively.

The Axon litigation in the Federal District Court in Kansas has been stayed since the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, a Markman hearing was held on March 7, 2018 and the parties have continued to engage in discovery. All remaining significant deadlines will be set when the Court issues its Markman order.

On December 4, 2017 The PTAB rejected the request of WatchGuard to institute an inter partes review (“IPR”) on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 patent is in the IPR process with the USPTO which is expected to be ruled on in June 2018, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR petition which is expected in June 2018.

On February 16, 2018, the 10th Circuit issued its ruling that affirmed the decision of the District Court which granted Utility’s motion and denying the Company’s motion for summary judgment in their entireties. The Company is currently considering whether to file a petition for certiorari with the United States Supreme Court.

*************************************

