Form 10-Q
period 2018-03-31
DIGITAL ALLY INC
filed 2018-05-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2018
Common Stock, $0.001 par value	7,132,331

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,226	$54,712
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2018 and 2017	1,395,737	1,978,936
Accounts receivable-other	313,572	338,618
Inventories, net	8,284,158	8,750,713
Restricted cash	—	500,000
Prepaid expenses	180,247	209,163

Total current assets	10,344,940	11,832,142

Furniture, fixtures and equipment, net	537,569	638,169
Intangible assets, net	498,683	497,180
Income tax refund receivable	90,000	90,000
Other assets	151,063	115,043

Total assets	$11,622,255	$13,172,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,049,606	$3,193,269
Accrued expenses	1,713,069	1,240,429
Derivative liabilities	15,927	16,816
Capital lease obligation-current	—	8,492
Contract liabilities-current	1,402,197	1,409,683
Subordinated and secured notes payable, net of discount of $11,465-2018 and $0-2017	1,247,035	1,008,500
Secured convertible debentures, at fair value	3,250,000	3,262,807
Income taxes payable	3,756	10,141

Total current liabilities	10,681,590	10,150,137

Long-term liabilities:
Contract liabilities-long term	2,052,529	2,158,649

Total liabilities	12,734,119	12,308,786

Commitments and contingencies

Stockholder’s Equity (Deficit):
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 7,095,849 – 2018 and 7,037,799 – 2017	7,096	7,038
Additional paid in capital	65,464,853	64,923,735
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(64,426,587)	(61,909,799)

Total stockholders’ equity (deficit)	(1,111,864)	863,748

Total liabilities and stockholders’ equity (deficit)	$11,622,255	$13,172,534

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months ended March 31,
	2018	2017

Revenue:
Product	$1,991,113	$4,684,655
Service and other	480,400	545,205

Total revenue	2,471,513	5,229,860

Cost of revenue:
Product	1,253,019	2,774,037
Service and other	109,100	178,974

Total cost of revenue	1,362,119	2,953,011

Gross profit	1,109,394	2,276,849
Selling, general and administrative expenses:
Research and development	440,120	817,891
Selling, advertising and promotional	674,405	1,035,522
Stock-based compensation	493,519	387,033
General and administrative	1,474,666	1,838,616

Total selling, general and administrative expenses	3,082,710	4,079,062

Operating loss	(1,973,316)	(1,802,213)

Interest income	1,616	5,061
Change in warrant derivative liabilities	889	605
Change in fair value of secured convertible debentures	12,807	(155,857)
Loss on the extinguishment of secured convertible debentures	(500,000)	—
Interest expense	(130,228)	(80,551)

Loss before income tax (benefit)	(2,588,232)	(2,032,955)
Income tax (benefit)	—	—

Net loss	$(2,588,232)	$(2,032,955)

Net loss per share information:
Basic	$(0.37)	$(0.36)
Diluted	$(0.37)	$(0.36)

Weighted average shares outstanding:
Basic	7,030,809	5,632,077
Diluted	7,030,809	5,632,077

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

Cumulative effects adjustment for adoption of ASC 606 (Note 1)	—	—	—	—	71,444	71,444

Stock-based compensation	—	—	493,519	—	—	493,519

Restricted common stock grant	84,500	84	(84)	—	—	—
Restricted common stock forfeitures	(26,450)	(26)	26	—	—	—

Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	47,657	—	—	47,657

Net loss	—	—	—	—	(2,588,232)	(2,588,232)

Balance, March 31, 2018	7,095,849	$7,096	$65,464,853	$(2,157,226)	$(64,426,587)	$(1,111,864)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net loss	$(2,588,232)	$(2,032,955)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	145,906	158,636
Change in fair value of warrant derivative liabilities	(889)	(605)
Amortization of discount on subordinated note payable	36,192	—
Change in fair value of secured convertible note payable	(12,807)	155,857
Stock based compensation	493,519	387,033
Provision for inventory obsolescence	(262,127)	319,364

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	583,199	(877,142)
Accounts receivable - other	25,046	(98,896)
Inventories	728,682	(440,449)
Prepaid expenses	100,360	(264,510)
Other assets	(36,020)	78,303
Increase (decrease) in:
Accounts payable	(143,663)	(230,363)
Accrued expenses	472,640	(300,310)
Income taxes payable	(6,385)	(456)
Contract liabilities	(113,606)	254,220

Net cash used in operating activities	(578,185)	(2,892,273)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(15,950)	(32,625)
Additions to intangible assets	(30,859)	(39,225)
Release of cash in accordance with secured convertible note	500,000	—

Net cash provided by (used) in investing activities	453,191	(71,850)
Cash Flows from Financing Activities:
Proceeds from subordinated notes payable	250,000	—
Principal payments on capital lease obligation	(8,492)	(8,024)

Net cash provided by (used in) in financing activities	241,508	(8,024)

Net increase (decrease) in cash and cash equivalents	116,514	(2,972,147)
Cash and cash equivalents, beginning of period	54,712	3,883,124
Cash and cash equivalents, end of period	$171,226	$910,977

Supplemental disclosures of cash flow information:
Cash payments for interest	$72,082	$551
Cash payments for income taxes	$6,385	$456

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$84	$200
Restricted common stock forfeitures	$26	$9
Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$47,657	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company,” “we,” “ours” and “us”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions including cloud-based fleet management and driver monitoring/training applications. The Company has active research and development programs to adapt our technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. The Company has several new and derivative products in research and development that it anticipates will begin commercial production during 2018.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Accounting Changes:

Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements.

Effective January1, 2018 the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, the Company changed certain characteristics of the revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective approach, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the three months ended March 31, 2018 (in thousands):

			Amounts without the
	As Reported	Adjustments	Adoption of ASC 606
Revenue	2,472	—	2,472
Operating Expenses	4,445	7	4,438
Operating Profit (Loss)	(1,973)	(7)	(1,966)

The impact of the adoption of ASC 606 on net (loss) for the Company was not material and the impact of the adoption of ASC 606 on the unaudited consolidated financial statements at March 31, 2018 and the unaudited consolidated statements of operations, equity/(deficit) and cash flows for the three months ended March 31, 2018 was not material.

Upon adoption of ASC 606, the Company changed our accounting policy for the capitalization of costs to obtain contracts. Prior to the adoption of ASC 606, all commissions paid to the salesforce was recognized as commission expense including any commissions earned for future revenues. Under ASC 606, the Company is required to capitalize commissions paid to the salesforce for future revenues and recognize as commission expense as the respective revenues are earned. This change was the principal adjustment to the Company’s reported revenue and operating expenses included in the above table.

Management’s Liquidity Plan

The Company incurred substantial operating losses in the three months ended March 31, 2018 and for the year ended December 31, 2017 primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in significant delays in customer orders and product rework expenditures and introduction by competitors of newer products with more features than those of the Company. In addition, the Company’s revenues and gross margins have been significantly and negatively impacted by its competitors’ willful infringement of the Company’s patents, specifically the auto-activation of body-worn and in-car video systems, and its competitors’ significant price cutting of their products. The Company has incurred net losses of approximately $2.6 million during the three months ended March 31, 2018 and $12.3 million in the year ended December 31, 2017 and it had an accumulated deficit of $64.4 million as of March 31, 2018. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated and secured debt totaling $1,608,500 and the issuance of common stock and warrants totaling $2,776,332 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company had outstanding $1,008,500 principal amount of subordinated and secured notes payable which were to mature prior to or on March 31, 2018. Additionally, the $3,250,000 million principal amount of 8% Secured Convertible Debentures (the “Debentures”) matured on March 30, 2018. The notes and Debentures represent current liabilities as of March 31, 2018 and required the Company to negotiate extensions and/or raise substantial funds through the issuance of new debt and/or equity to liquidate such notes and Debentures. As part of the Company’s overall strategic alternatives process which commenced in November 2017, the Board of Directors approved a private placement (the “Private Placement”) of $6.05 million principal amount of 8% Senior Secured Convertible Notes (the “Notes”) and 806,667 warrants (the “Warrants”) exercisable to purchase 806,667 shares of common stock of the Company. This Private Placement closed on April 3, 2018 and is described in Subsequent Events Footnote 14. A portion of the proceeds were used to repay in full the Debentures and approximately $1,008,500 principal amount and accrued interest on the subordinated and secured notes that were due to mature. The balance of the net proceeds will be used for working capital and general corporate purposes. The Company believes that this financing has addressed its near-term liquidity needs.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. In 2017 the Company introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. In late 2017 the Company entered into a three-year supply and distribution agreement with a competitor (“VieVu”) that includes minimum purchase requirements of $2.5 million in 2018 and $3.0 million in 2019 to maintain its exclusive status. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and early 2018, which contracts include recurring revenue over the 2018 to 2020 period. The Company believes that its quality control, headcount reduction and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company has retained Roth Capital Partners (“Roth”) to assist in this process. The Private Placement completed on April 3, 2018 was a part of this strategic alternatives review. While the Private Placement addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date of the consolidated condensed financial statements in this Report.

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. In addition, it formed Medical Devices Ally, LLC in July 2014, MP Ally, LLC in July 2015, and Digitaldeck, LLC in June 2017, all of which have been inactive since formation.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities and its secured convertible debentures on a fair value basis.

Revenue Recognition:

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situation where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

The Company sells its products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Sales taxes collected on products sold are excluded from revenues and are reported as an accrued expense in the accompanying balance sheets until payments are remitted.

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue and software revenue. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service or other software-based products is over the term of the contract warranty or service period. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term, as long as the other revenue recognition criteria have been met.

Contracts with some of the Company’s customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”). The Company determined SSP for all of the performance obligations using observable inputs, such as standalone sales and historical pricing. SSP is consistent with the Company’s overall pricing objectives, taking into consideration the type of service being provided. SSP also reflects the amount the Company would charge for the performance obligation if it were sold separately in a standalone sale. Multiple performance obligations consist of product, software, cloud subscriptions and extended warranties.

The Company’s multiple performance obligations may include future in-car or body-worn camera devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period.

Sales returns and allowances aggregated $20,019 and $(41,321) for the three months ended March 31, 2018 and 2017, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which the caused the negative sales returns for the three months ended March 31, 2017.

Revenues for first quarter 2018 and first quarter 2017 were derived from the following sources:

	Three months ended March 31,
	2018	2017
DVM-800	$1,082,146	$2,403,364
DVM-250 Plus	180,306	714,916
FirstVu HD	266,364	681,089
DVM-100 & DVM-400	48,043	110,811
DVM-750	63,970	106,740
VuLink	39,636	88,856
Repair and service	299,952	382,677
Cloud service revenue	145,322	49,548
Other service revenue	35,127	112,980
Laser Ally	15,050	17,150
Accessories and other revenues	295,597	561,729
	$2,471,513	$5,229,860

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

Secured convertible debentures:

The Company has elected to record its Debentures at their fair value. Accordingly, the Debentures will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Condensed Consolidated Statement of Operations. All issuance costs related to the Debentures were expensed as incurred in the statement of operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $13,967 and $20,430 for the three months ended March 31, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $79,569 and $127,276 for the three months ended March 31, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2018 and 2017. There have been no penalties in the three months ended March 31, 2018 and 2017.

The Company is subject to taxation in the United States and various states. As of March 31, 2018, the Company’s tax returns filed for 2014, 2015, and 2016 and to be filed for 2017 are subject to examination by the relevant taxing authorities. With few exceptions, as of March 31, 2018, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2018 and 2017.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value is being recorded in the Condensed Consolidated Statement of Operations.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2018 and 2017, sales by geographic area were as follows:

	Three months ended March 31,
	2018	2017
Sales by geographic area:
United States of America	$2,438,788	$5,200,054
Foreign	32,725	29,806
	$2,471,513	$5,229,860

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Adoption of New Accounting Pronouncement:

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The adoption of this guidance had no effect on our consolidated condensed financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The adoption of ASU 2016-18 had no effect on our Consolidated Condensed Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance had no effect on our consolidated condensed financial statements.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of March 31, 2018 and December 31, 2017.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues for the three months ended March 31, 2018 and 2017. No individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2018. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2017, and totaled $878,006, or 26% of total accounts receivable.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw material and component parts	$4,471,562	$4,621,704
Work-in-process	227,569	155,087
Finished goods	6,313,601	6,964,624

Subtotal	11,012,732	11,741,415
Reserve for excess and obsolete inventory	(2,728,574)	(2,990,702)

Total	$8,284,158	$8,750,713

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $463,083 and $680,805 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	Estimated Useful Life	March 31, 2018	December 31, 2017
Office furniture, fixtures and equipment	3-10 years	$881,306	$881,306
Warehouse and production equipment	3-5 years	531,318	515,368
Demonstration and tradeshow equipment	2-5 years	426,582	426,582
Leasehold improvements	2-5 years	160,198	160,198
Rental equipment	1-3 years	93,592	93,592

Total cost		2,092,996	2,077,046
Less: accumulated depreciation and amortization		(1,555,427)	(1,438,877)

Net furniture, fixtures and equipment		$537,569	$638,169

Depreciation and amortization of furniture, fixtures and equipment aggregated $116,550 and $126,796 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6. SECURED CONVERTIBLE DEBENTURES AND CAPITAL LEASE OBLIGATIONS

2016 Secured Convertible Debentures. Secured Convertible Debentures is comprised of the following:

	March 31, 2018	December 31, 2017
Secured convertible debentures, at fair value	$3,250,000	$3,262,807
Less: Current maturities of secured convertible debentures, at fair value	(3,250,000)	(3,262,807)

Secured convertible debentures, at fair value-long-term	$—	$—

On December 30, 2016, the Company completed a private placement (the “2016 Private Placement”) of $4.0 million in principal amount of the Debentures and common stock warrants (the “Warrants”) to two institutional investors. The Debentures and Warrants were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and the purchasers’ signatory thereto (the “Holders”). The 2016 Private Placement resulted in gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction totaling $281,570, which was expensed as incurred.

The Company elected to account for the Debentures on the fair value basis. Therefore, the Company determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the convertible note including its embedded derivative features approximated the gross proceeds of the financing transaction. The Company made principal payments of $750,000 on August 24, 2017 on the Debentures. The change in the fair value of the Debentures between December 31, 2017 and March 31, 2018 was $12,807 and was reflected as change in fair value of secured convertible debentures in the Condensed Consolidated Statement of Operations.

Prior to the maturity date, the Debentures bear interest at 8% per annum with interest payable in cash quarterly in arrears on the first business day of each calendar quarter following the issuance date. The Debentures rank senior to the Company’s existing and future indebtedness and are secured by substantially all tangible and certain intangible assets of the Company.

The Debentures are convertible at any time six months after their date of issue at the option of the holders into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Debentures matured on March 30, 2018. The Warrants are exercisable to purchase up to an aggregate of 800,000 shares of the Company’s common stock commencing on the date of issuance at an exercise price of $5.00 per share (the “Exercise Price”). The Warrants will expire on the fifth anniversary of their date of issuance. The Conversion Price and Exercise Price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The Company has the right, subject to certain limitations, to redeem the Debentures with 30 days advance notice with the redemption amount determined as the sum of (a) 112% of the then outstanding principal amount of the Debentures, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the Debentures, if any.

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

Upon the occurrence of an event of default, the Debentures bear interest at 18% per annum and a Holder may require the Company to redeem all or a portion of its Debenture. The Company has agreed to maintain a cash balance of $500,000 while the Debentures are outstanding. The Holders have agreed to beneficial conversion limitation that effectively blocks either Holder from converting the Debentures or exercising the Warrants to the extent that such conversion or exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company paid the Debentures on April 3, 2018 as described in Note 14. Subsequent Events. The Company recorded accrued debt extinguishment costs of $500,000 as of March 31, 2018 related to the repayment and extinguishment of these Debentures.

Subordinated and Secured Notes Payable. Subordinated and secured notes payable is comprised of the following:

	March 31, 2018	December 31, 2017
Subordinated and secured notes payable, at par	$1,247,035	$1,008,500

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “June Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The June Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the June Notes. The Company granted the lenders warrants (the “Warrants”) exercisable to purchase a total of 200,000 shares of its common stock at an exercise price of $3.65 per share until June 29, 2022. The Company allocated $288,895 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants issued to the lenders. The discount was amortized to interest expense ratably over the terms of the Note. On September 30, 2017, the Company obtained an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the initial extension, the Company issued warrants to purchase 100,000 shares of stock at $2.60 per share until November 15, 2022. On March 16, 2018, the Company issued warrants to purchase 60,000 shares of stock at $3.25 per share until March 15, 2029 for the subsequent extension. The Company treated the initial extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $180,148, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable. The Company allocated $32,370 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants for the subsequent extension. The discount was amortized to interest expense ratably over the terms of the Note. The Company paid the second June Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender. Such note bore interest at 8% per annum and was due and payable in full on November 30, 2017. The note was unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the note. The Company issued warrants to the lender exercisable to purchase 100,000 shares of common stock for $2.75 per share until September 30, 2022. The Company allocated $117,000 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the terms of the note. On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note payable plus accrued interest into a new note (the “Secured Note”) for $658,500 that was due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the security agreement relating to the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company treated the issuance and extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $244,379, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable.

The Company paid the Secured and subordinated notes with an aggregate principal balance of $1,008,500 on April 3, 2018 as described in Note 14, “Subsequent Events.”

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and is due and payable in full on June 7, 2018. The March Note is secured by the inventory of the Company and junior to senior liens held by the Holders of the Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note is convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at $3.25 per share (the “Conversion Price”). The March Note matures on June 7, 2018. The Conversion Price and Exercise Price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Company issued warrants to the lender exercisable to purchase 36,000 shares of common stock for $3.50 per share until March 7, 2019. The Company allocated $15,287 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount will be amortized to interest expense ratably over the terms of the note.

The discount amortized to interest expense totaled $36,192 and $-0- for the three months ended March 31, 2018, and 2017, respectively.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,250,000	$3,250,000
Warrant derivative liability	$—	$—	$15,927	$15,927
	$—	$—	$3,265,927	$3,265,927

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,262,807	$3,262,807
Warrant derivative liability	$—	$—	$16,816	$16,816
	$—	$—	$3,279,623	$3,279,623

The following table represents the change in Level 3 tier value measurements:

	Warrant derivative liability	Secured convertible debentures	Total
December 31, 2017	$16,816	$3,262,807	$3,279,623

Change in fair value	(889)	(12,807)	(13,696)

March 31, 2018	$15,927	$3,250,000	$3,265,927

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accrued warranty expense	$290,853	$325,001
Accrued debt extinguishment costs	500,000	—
Accrued sales commissions	18,644	19,500
Accrued payroll and related fringes	280,848	242,508
Accrued insurance	4,415	53,888
Accrued rent	121,556	134,684
Accrued sales returns and allowances	29,178	17,936
Other	467,575	446,912

	$1,713,069	$1,240,429

Accrued warranty expense was comprised of the following for the three months ended March 31, 2018:

2018
Beginning balance	$325,001
Provision for warranty expense	91,219
Charges applied to warranty reserve	(125,367)

Ending balance	$290,853

NOTE 9. INCOME TAXES

The effective tax rate for the three months ended March 31, 2017 and 2016 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2017 primarily because of the history of operating losses.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the three months ended March 31, 2018 and 2017 was $99,431 and $99,431, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2018(period from April 1, 2018 to December 31, 2018)	$338,689
2019	457,327
2020	154,131
$950,147

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,083 and $2,438 for the three months ended March 31, 2018 and 2017, respectively.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the “452 Patent”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO, which is expected to be ruled on in June 2018, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR petition which is expected in June 2018.

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

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc, which has also been denied. Utility has filed its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion has not yet been fully briefed, but will be opposed by the Company on substantially the same grounds up which Utility’s prior motion for attorney’s fees was denied by the District Court.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $0 for the three months ended March 31, 2018 and 2017. The Company is negotiating with the Web.com Tour golf tournament officials to terminate the Agreement and the sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to the Company

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $29,375 and $47,273 for the three months ended March 31, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of March 31, 2018, the Company had advanced a total of $283,731 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $197,896. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $493,519 and $387,033 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 2,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 4,653 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2018 total 23,125. The 2006 Plan terminated during 2016 with 20,587 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2018 total 46,387. The 2007 Plan terminated during 2017 with 82,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2018 total 12,500.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 108,563 shares remained available for awards under the various Plans as of March 31, 2018.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the three months ended March 31, 2018.

Activity in the various Plans during the three months ended March 31, 2018 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	350,269	$13.44
Granted	—	—
Exercised	—	—
Forfeited	(75,632)	(45.67)
Outstanding at March 31, 2018	274,637	$4.55
Exercisable at March 31, 2018	174,637	$7.16

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the three months ended March 31, 2018.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2018.

At March 31, 2018, the aggregate intrinsic value of options outstanding was approximately $-0-, and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the three months ended March 31, 2018.

As of March 31, 2018, the unrecognized portion of stock compensation expense on all existing stock options was $93,443, which will be recognized over the next five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2018:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	133,500	8.4 years	33,500	5.7 years
$3.50 to $4.99	67,625	6.0 years	67,625	6.0 years
$5.00 to $6.49	—	—years	—	—years
$6.50 to $7.99	9,312	3.6 years	9,312	3.6 years
$8.00 to $9.99	2,500	3.2 years	2,500	3.2 years
$10.00 to $19.99	55,450	2.3 years	55,450	2.3 years
$20.00 to $24.99	5,625	1.4 years	5,625	1.4 years
$25.00 to $27.50	625	0.6 years	625	0.6 years
	274,637	6.2 years	174,637	4.4 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2018 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2018	791,725	$4.37
Granted	84,500	2.30
Vested	(44,250)	(20.01)
Forfeited	(26,450)	(5.39)
Nonvested balance, March 31, 2018	805,525	$4.01

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2018, there were $1,258,399 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 33 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2018 (April 1, 2018 to December 31, 2018)	427,475
2019	362,675
2020	15,375

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from issue date, and allow the holders to purchase up to 3,329,466 shares of common stock at $2.60 to $16.50 per share as of March 31, 2018. The warrants expire from December 3, 2018 through February 23, 2023 and allow for cashless exercise.

In addition to the warrants described in Note 6, the Company issued warrants in conjunction with the equity offering in August 2017. The investors were issued 680,000 Series A-1 warrants that have an initial exercise date of February 23, 2018, terminate on February 23, 2023 and are exercisable at $3.36 per share. The investors also received 200,000 Series A-2 warrants that are exercisable at $3.36 per share until August 23, 2022. In addition, the placement agent received 94,000 of warrants with an initial exercise date of February 23, 2018 at an exercise price of $3.75 per share until August 21, 2022.

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

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2018	3,233,466	$6.57
Granted	96,000	3.34
Exercised	—	—
Cancelled	—	—
Vested Balance, March 31, 2018	3,329,466	$6.48

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2018 and the weighted average remaining term is 40 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2018:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$2.60	112,200	4.3 years
$2.75	100,000	4.5 years
$3.25	180,000	3.5 years
$3.36	880,000	4.7 years
$3.50	36,000	0.9 years
$3.65	200,000	4.2 years
$3.75	94,000	4.4 years
$5.00	800,000	3.7 years
$8.50	42,500	0.6 years
$13.43	879,766	2.8 years
$16.50	5,000	2.3 years

	3,329,466	3.3 years

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Numerator for basic and diluted loss per share – Net loss	$(2,588,232)	$(2,032,955)

Denominator for basic loss per share – weighted average shares outstanding	7,030,809	5,632,077
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	7,030,809	5,632,077

Net loss per share:
Basic	$(0.37)	$(0.36)
Diluted	$(0.37)	$(0.36)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2018 and 2017, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 14. SUBSEQUENT EVENTS

Strategic Review and Subsequent Financing

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this strategic alternatives process, the Board of Directors approved the Private Placement of $6.05 million of the Notes and 806,667 Warrants exercisable to purchase 806,667 shares of common stock of the Company. The Private Placement closed on April 3, 2018 and is more fully described below. Management believes this financing will address the Company’s near-term liquidity needs, which primarily included the repayment of principal and interest on maturing senior convertible and subordinated notes payable.

The Company completed a registered direct offering (the “Registered Direct Offering”) on August 21, 2017 that included an aggregate of 940,000 shares of common stock, at an offering price of $3.00 and an aggregate of 880,000 warrants at an exercise price of $3.36 per share, for gross proceeds of $3.0 million. The institutional investors that participated in the Registered Direct Offering were provided rights of participation (“PAR”) in any new offerings closed by the Company within 24 months of the closing. On May 11, 2018, an institutional investor that participated in the Registered Direct Offering elected to participate in the April 3, 2018 Private Placement which resulted in an increase in the gross offering from $6.05 million to $6.325 million and the net cash proceeds, prior to offering expenses, increasing from $5.5 million to $5.75 million. None of the terms of the senior convertible debt or the related warrants have changed other than the gross and net proceeds previously noted.

The Notes and Warrants were issued pursuant to a SPA between the Company and institutional investors (the “Holders”). The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds was used to repay in full the Debentures issued in December 2016, which matured on March 30, 2018, and approximately $1,008,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds will be used for working capital purposes. Roth acted as placement agent for the Company and received a placement fee of approximately $150,000.

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

The Notes are convertible at any time after their date of issue at the option of the Holders into shares of Common Stock at $2.50 per share (the “Conversion Price”). The Notes mature on May 3, 2019 (the “Maturity Date”). Commencing on July 1, 2018, and continuing for each fiscal month thereafter through the Maturity Date, the Company will make payments of principal and interest to the Holders in order to fully amortize the Notes. The Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the Notes, so long as there is no event of default under the Notes, the Company may deliver to the Holders a notice of prepayment with respect to any portion of the principal amount of the Notes, any accrued and unpaid (including, without limitation, guaranteed interest on any outstanding principal), and any other amounts due under the Notes). If the Company exercises its right to prepay the Notes, the Company will pay to the Holders an amount in cash equal to the sum of the then outstanding principal amount of the Notes and guaranteed interest as follows: (i) from the initial issuance date of the Notes to August 1, 2018, a 0% premium; (ii) from August 2, 2018 to December 1, 2018, a 110% premium; and (iii) from December 2, 2018 to the Maturity Date, a 115% premium.

At any time after issuance of the Notes, in the event that the Company (i) consummates any public or private offering or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”) in which the Company receives, in one or more contemporaneous transactions, gross proceeds of $10,000,000, (ii) receives cash, in the aggregate, of at least $10,000,000 from any Action (as defined in the SPA), at any time upon ten (10) days written notice to the Holders, but subject to the Holders’ conversion rights set forth herein, the Company must make a mandatory redemption in full of the Notes to the Holders. The required redemption of the Notes would be at an amount equal to the outstanding principal amount of the Notes, any accrued and unpaid interest (including, without limitation, guaranteed interest), and any other amounts due under the Notes at the same premium described above with respect to prepayments.

The Notes also provide for mandatory conversion by the Holders in the event that at any time (x) the VWAP (as defined in the Notes) of the Common Stock listed on the Trading Market (as defined in the Purchase Agreement) exceeds $4.50 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) for twenty (20) consecutive Trading Days, and (y) no failure of the Equity Conditions (as defined in the Notes) then exists, the Company shall have the right to require the Holders to convert all, or any part, of the Conversion Amount (as defined in the Notes) of the Notes (but in no event less than the lesser of (I) two (2) times the daily average trading volume for the prior (20) consecutive Trading Date (as defined in the notes), and (II) all of the Conversion Amount then remaining under the Notes), as designated in the Mandatory Conversion Notice (as defined in the Notes) into fully paid, validly issued and nonassessable shares of Common Stock in accordance with Notes at the Conversion Price as of the Mandatory Conversion Date (as defined in the Notes).

So long as the Notes are outstanding, the Company is prohibited from entering into any Variable Rate Transactions (as defined in the Notes).

Upon the occurrence of an event of default under the Notes, the Company must repay to the Holders, in cash or in shares of Common Stock at the greater of (i) a 135% premium of the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes; and (ii) the outstanding principal amount of the Notes and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the Notes, divided by the Conversion Price, multiplied by (b) the highest closing price for the Common Stock on the Trading Market (as defined in the Purchase Agreement) during the period beginning on the date of first occurrence of the event of fault and ending one (1) day prior to the mandatory prepayment date in the prepayment section of the Notes.

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

Pursuant to the Purchase Agreement, the Company must within forty-five (45) days of the closing date file with the U.S. Securities and Exchange Commission a registration statement on Form S-1 (or other applicable registration statement under the Securities Act) covering the resale of all shares of Common Stock issuable upon conversion or exercise of the Notes and Warrants, respectively.

Nasdaq Listing

On April 17, 2018 the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because its stockholders’ equity, as reported in its Annual Report on Form 10-K for the year ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of April 17, 2018 the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

Under Nasdaq Listing Rule 5810(c)(2), the Company has 45 calendar days, or until June 1, 2018, to submit a plan to regain compliance. If Nasdaq accepts the plan, it may grant an extension of up to 180 calendar days from the date of its letter for the Company to provide evidence of compliance. If Nasdaq does not accept the Company’s plan, Nasdaq will notify the Company that its common stock is subject to delisting. The Company will have the opportunity to appeal that decision to a Nasdaq hearings panel.

The Company intends to submit a compliance plan to Nasdaq on or before the June 1, 2018 deadline. There can be no assurance that Nasdaq will accept the compliance plan or, if accepted, that the Company will be able to regain compliance with the stockholders’ equity requirement or meet the alternatives of market value of listed securities or net income from continuing operations, or otherwise maintain compliance with the other listing requirements.

VieVu acquisition by Axon

On May 4, 2018, Axon announced that it had acquired 100% ownership of VieVu, LLC in a deal that includes cash, stock and a stock earn-out. At this point, our supply and distribution agreement with VieVu remains in place and we look forward to VieVu continuing to meet its obligations under the agreement. However, on a long-term basis, management is uncertain what affect, if any, the completion of this transaction will have on our supply and distribution agreement with VieVu, and on the ongoing Patent litigation with Axon.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including the three months ended March 31, 2018 and fiscal 2017, and our ability to pay the Notes and the March Note when due; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2018 and have such new products perform as planned or advertised; (7) whether we will be able to increase the sales, domestically and internationally, for our products, and the degree to which the interest shown in our products, including the DVM-800 HD, FirstVU HD, VuLink, VuVault.net, FleetVU and MicroVU HD, will translate into sales in 2018; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the legal actions that the Company is taking or has taken against Utility Associates, Axon and WatchGuard will achieve their intended objectives; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon, WatchGuard and Utility Associates respecting us, our products and customers; (34) whether the remaining two claims under the ’556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems; (36) the USPTO’s decision on WatchGuard’s petition seeking IPR of the ‘292 Patent; (37) whether such technology will have a significant impact on our revenues in the long-term; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including the DVM-800 and DVM-800 HD, both in-car digital video mirror products, and body-worn camera including the FirstVU One and the FirstVU HD products designed for law enforcement usage. In recent years we launched the patented and revolutionary VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2018 and beyond involving in-car systems for both the law enforcement and commercial markets, as well as expanding our cloud-based evidence management systems. We believe that the launch of these new products will help to reinvigorate our in-car system revenues while diversifying and broadening the market for our product offerings.

We experienced operating losses for all quarters during 2018 and 2017. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$2,471,513	$2,877,661	$2,983,577	$3,486,502	$5,229,860
Gross profit	1,109,394	86,295	1,008,613	1,173,216	2,276,849
Gross profit margin percentage	44.9%	3.0%	33.8%	33.7%	43.5%
Total selling, general and administrative expenses	3,082,710	3,874,255	4,125,308	3,665,813	4,079,062
Operating loss	(1,973,316)	(3,787,960)	(3,116,695)	(2,492,597)	(1,802,213)
Operating income percentage	(79.8)%	(131.6)%	(104.5)%	(71.5)%	(34.5)%
Net income (loss)	$(2,588,232)	$(4,399,673)	$(3,493,306)	$(2,326,523)	$(2,032,955)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $1,973,316 on revenues of $2,471,513 for first quarter 2018, which continued a series of quarterly losses resulting from competitive pressures, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, litigation expenses relating to the patent infringement and the reduction of our gross margins.

A number of factors and trends affected our recent performance, which include:

●	Revenues decreased in first quarter 2018 to $2,471,513 compared to previous quarters. The primary reason for the revenue decreases in 2018 compared to previous quarters is that our in-car and body-worn systems are facing increased competition as our competitors have released new products with more features. We have current development projects that will address this issue by developing a new product platform specifically for in-car systems which we expect to be in production by third quarter 2018. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. One of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market during 2017 and has continued to pressure our revenues. We also had a decline in revenues attributable to the AMR contract being put on hold pending an upgrade of deployed units.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents and have entered into a supply and distribution contract with a competitor (VieVu, LLC) that provides it with exclusive distribution rights, subject to minimum purchase obligations of $2.5 million during 2018 and $3.0 million in 2019. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation currently pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard. On May 4, 2018, Axon announced that it had acquired 100% ownership of VieVu, LLC in a deal that includes cash, stock and a stock earn-out. At this point, our supply and distribution agreement with VieVu remains in place and we look forward to VieVu continuing to meet its obligations under the agreement. However, on a long-term basis, management is uncertain what affect, if any, the completion of this transaction will have on our supply and distribution agreement with VieVu, and on the ongoing Patent litigation with Axon.

●	We recently announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the new relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every race track, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and will help expand the appeal of our products and service capabilities to new commercial markets.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranty services have been increasing in recent quarters and reached approximately $253,000 in Q-1 2018, an increase of $ 62,000 over the comparable quarter in 2017. Additionally, cloud storage revenues have experienced rapid increases in recent quarters as such revenues increased approximately $96,000, for the three months ended March 31, 2018 compared to 2017. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in 2018 and beyond. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. The goal of this new service revenue model is to positively impact our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our international revenues increased to $32,725 (1% of total revenues) during first quarter 2018 from $29,806 (1% of total revenues) during first quarter 2017. Our first quarter 2018 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

●	The Company has undertaken a program in recent quarters to substantially reduce selling, general and administrative (“SG&A”) expenses through headcount reductions and other SG&A cost reduction measures. Our Q-1 2018 operating results reflect significant reductions in overall SG&A expenses compared to previous quarters. Management expects this trend to continue throughout 2018.

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

For the Three Months Ended March 31, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	55%	56%

Gross profit	45%	44%
Selling, general and administrative expenses:
Research and development expense	18%	16%
Selling, advertising and promotional expense	27%	20%
Stock-based compensation expense	20%	7%
General and administrative expense	60%	35%

Total selling, general and administrative expenses	125%	78%

Operating loss	(80%)	(34%)
Change in fair value of secured notes payable	—%	(3)%
Loss on the extinguishment of secured convertible debentures	(20)%	—%
Other income and interest expense, net	(5)%	(2)%

Loss before income tax benefit	(105%)	(39%)
Income tax (provision)	—%	—%

Net loss	(105%)	(39%)

Net loss per share information:
Basic	$(0.37)	$(0.36)
Diluted	$(0.37)	$(0.36)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995

DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895

DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795

DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295

DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has an additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,795

DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995

DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration

FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595

VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership.Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for first quarter 2018 and first quarter 2017 were derived from the following sources:

	Three months ended March 31,
	2018	2017
DVM-800	43%	46%
DVM-250 Plus	7%	14%
FirstVu HD	11%	13%
Repair and service	12%	7%
DVM-100 & DVM-400	2%	2%
DVM-750	3%	2%
VuLink	2%	2%
Cloud service revenue	6%	1%
Laser Ally	1%	—%
Accessories and other revenues	13%	13%
	100%	100%

Product revenues for the three months ended March 31, 2018 and 2017 were $1,991,113 and $4,684,655, respectively, a decrease of $2,693,542 (57%), due to the following factors:

●	Product revenues decreased in first quarter 2018 to $1,991,113 compared to previous quarters. The primary reason for the revenue decreases in 2018 compared to 2017 is that we had supply chain issues that prevented us from shipping approximately $705,000 of revenue backlog at March 31, 2018. These supply chain issues have largely been rectified and management believes that the existing backlog will be shipped during Q-2 2018. In addition, the Q-1 2017 revenue included approximately $486,000 in revenues related to the AMR contract which did not recur in Q-1 2018. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on first quarter 2017 revenues. We had expected increases in our commercial event recorder revenues given the AMR contract, but in summer 2017 AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the late 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. The parties have agreed upon a plan to update and upgrade our existing equipment and resume deliveries under the contract, including the potential roll out to new locations in the first half of 2018. The parties are now implementing the updates/upgrades of equipment, including the installation of asset tracking units that would increase recurring revenue generated under the current contract for 2018 and beyond. We are hopeful that full-scale deliveries will resume under the contract during first half of 2018, although we can offer no assurances in this regard.

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with more features. We have projects that will address this issue by developing a new product platform specifically for in-car systems, which we expect to be in production by third quarter 2018. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. One of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market during 2017 and pressured our revenues.

●	We shipped no individual orders in excess of $100,000, for the three months ended March 31, 2018 compared to four individual orders in excess of $100,000, for a total of approximately $1,558,000 in revenue and deferred revenue for the three months ended March 31, 2017. There were several orders over $100,000 that were in backlog as of March 31, 2018 that could not be shipped until Q-2 2018, which adversely affected this metric. Our average order size decreased to approximately $2,135 in the three months ended March 31, 2018 from $3,270 during the three months ended March 31, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues increased to $32,725 (1% of total revenues) during first quarter 2018, compared to $29,806 (1% of total revenues) during first quarter 2017. Our first quarter 2018 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the three months ended March 31, 2018 and 2017 were $480,400 and $545,205, respectively, a decrease of $64,805 (12%), due to the following factors:

●	Cloud revenues were $145,322 and $49,548 for the three months ended March 31, 2018 and 2017, respectively, an increase of $95,774 (193%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue and accelerate throughout 2018 as we restart the AMR contract and the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $252,662 and $190,807 the three months ended March 31, 2018 and 2017, respectively, an increase of $61,855 (32%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2018.

●	Installation service revenues were $34,464 and $134,217 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $99,753 (74%). This decrease was caused by installations in the AMR contract being halted during Q-2 2017 and no installations occurred in Q-1 2018 under such contract. In addition, installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

Total revenues for the three months ended March 31, 2018 and 2017 were $2,471,513 and $5,229,860, respectively, a decrease of $2,758,347 (53%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended March 31, 2018 and 2016 was $1,253,019 and $2,774,037, respectively, a decrease of $1,521,018 (55%). The decrease in cost of goods sold is commensurate with the 57% decrease in product revenues offset with product cost of sales as a percentage of revenues increasing to 63% in 2018 from 59% in 2017.

Cost of service and other revenues for the three months ended March 31, 2018 and 2017 was $109,100 and $178,974, respectively, a decrease of $69,874 (39%). The decrease in service and other cost of goods sold is commensurate with to the 12% decrease in service and other revenues for the three months ended March 31, 2018 compared to March 31, 2017 and installation revenues being down 74% in first quarter 2018. Installation services typically generate lower margins than our cloud storage and FleetVU cloud-based driver management and monitoring tool so the decrease in first quarter 2018 installation revenues had a compounding effect on the associated cost of service revenue.

Total cost of sales as a percentage of revenues decreased to 55% during the three months ended March 31, 2018 compared to 56% for the three months ended March 31, 2017. We believe our gross margins will continue to improve during the remainder of 2018 if we can increase revenues and continue to reduce product warranty issues.

We had $2,728,574 and $2,990,702 in reserves for obsolete and excess inventories at March 31, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,471,562 and $4,621,704 at March 31, 2018 and December 31, 2017, respectively, a decrease of $150,142 (3%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $6,313,601 and $6,964,624 at March 31, 2018 and December 31, 2017, respectively, a decrease of $651,023 (9%). The decrease in finished goods was primarily in our test and evaluation and advance replacement warranty inventory levels. The decrease in the inventory reserve is primarily due to the reduction of test and evaluation and advance replacement warranty inventory levels, which were both partially reserved in previous quarters. We believe the reserves are appropriate given our inventory levels at March 31, 2018.

Gross Profit

Gross profit for the three months ended March 31, 2018 and 2017 was $1,109,394 and $2,276,849, respectively, a decrease of $1,167,455 (51%). The decrease is commensurate with the 57% decrease in sales and the cost of sales as a percentage of revenues decreasing to 55% during the three months ended March 31, 2018 from 56% for the three months ended March 31, 2017. We believe that gross margins will improve during 2018 and beyond if we improve revenue levels and reduce product warranty issues. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our DVM-800, DVM-800 HD, VuLink and FirstVU HD, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2018. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,082,710 and $4,079,062 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $996,352 (24%). Overall selling, general and administrative expenses as a percentage of sales increased to 125% in first quarter 2018 compared to 78% in the same period in 2017. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2018	2017
Research and development expense	$440,120	$817,891
Selling, advertising and promotional expense	674,405	1,035,522
Stock-based compensation expense	493,519	387,033
Professional fees and expense	388,585	423,776
Executive, sales and administrative staff payroll	522,780	686,359
Other	563,301	728,481
Total	$3,082,710	$4,079,062

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $440,120 and $817,891 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $377,771 (46%). We employed 13 engineers at March 31, 2018 compared to 32 engineers at March 31, 2017, most of whom are dedicated to research and development activities for new products. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 46% reduction in research and development in Q-1 2018 compared to Q-1 2017. In prior years we had increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 18% for the three months ended March 31, 2018 compared to 16% for the three months ended March 31, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $674,405 and $1,035,522 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $361,117 (35%). The decrease was primarily attributable to the 53% decline in revenues in 2018 compared to 2017. Salesmen salaries and commissions represent the primary components of these costs and were $594,836 and $908,246 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $313,410 (35%). We reduced the number of salesman in our law enforcement channel in late 2017. The effective commission rate was 24.1% for the three months ended March 31, 2018 compared to 17.4% for the three months ended December 31, 2016.

Promotional and advertising expenses totaled $79,569 during the three months ended March 31, 2018 compared to $127,276 during the three months ended March 31, 2017, a decrease of $47,707 (37%). The decrease is primarily attributable reducing the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses were also a component of the Company’s strategy to reduce SG&A expenses.

Stock-based compensation expense. Stock based compensation expense totaled $493,519 and $387,033 for the three months ended March 31, 2017 and 2016, respectively, an increase of $106,486 (28%). The increase is primarily due to the increased amortization during the three months ended March 31, 2018 related to the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees. In 2017, we granted 100,000 stock options and 522,000 shares of restricted stock to employees, officers and directors compared to 40,000 stock options and 290,000 shares of restricted stock granted during 2016. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $388,585 and $423,776 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $35,191 (8%). The decrease in professional fees and expenses in 2018 compared to 2017 is primarily attributable to lower litigation expenses related to the conclusion of the Utility lawsuit and the ongoing Axon and WatchGuard lawsuits. The Axon and WatchGuard matters continue but the litigation charges in 2018 were reduced principally due to the WatchGuard lawsuit being under a stay order pending final USPTO rulings on the various IPR requests, which have largely now been ruled in our favor. The Axon case stay has been lifted and is now proceeding towards trial while the stay on the WatchGuard litigation is expected to be lifted in June or July 2018. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during 2018 as we anticipate both cases will proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $522,780 and $686,359 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $163,579 (24%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 140 employees at March 31, 2017 and had approximately 85 at March 31, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses were a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $563,301 and $728,481 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $165,180 (23%). The decrease in other expenses in the first quarter 2018 compared to the first quarter 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons stated, our operating loss was $(1,973,316) and $(1,802,213) for the three months ended March 31, 2017 and 2016, respectively, a deterioration of $171,103 (9%). Operating loss as a percentage of revenues increased to 80% in 2017 from 34% in 2017.

Interest Income

Interest income decreased to $1,616 for the three months ended March 31, 2018 from $5,061in 2017 which reflected our overall lower cash and cash equivalent levels in 2018 compared to 2017.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and March 31, 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017 and March 31, 2018 and the warrant derivative liability balance was $16,816 at December 31, 2017 and $15,927 at March 31, 2018.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $889 for the three months ended March 31, 2018 compared to a gain of $605 for the three months ended March 31, 2017.

Change in Fair Value of Secured Convertible Notes Payable

We elected to account for the $4.0 million principal amount of Debentures outstanding at March 31, 2018 and December 31, 2017 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,250,000 and $3,262,807 for the Debentures including their embedded derivatives as of March 31, 2018 and December 31, 2017, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. The fair value of the Debentures was $3,250,000 at March 31, 2018 representing a fair value change of $12,500 from December 31, 2017 which was recognized as a gain in the Condensed Consolidated Statement of Operations. We paid these Debentures on April 3, 2018 through the Private Placement described in more detail in Note 14 to the consolidated condensed financial statements - Subsequent Events and below.

Loss on Extinguishment of Secured Convertible Debentures

As described in more detail in Note 14 to the consolidated condensed financial statements - Subsequent Events, the Board of Directors approved The Private Placement of $6.05 million of Notes and 806,667 Warrants exercisable to purchase 806,667 shares of common stock of the Company. The Private Placement closed on April 3, 2018.

The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds was used to repay in full the Debentures issued in December 2016, which matured on March 30, 2018, and approximately $1,008,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds will be used for working capital purposes. Roth Capital Partners acted as placement agent for the Company and received a placement fee of approximately $150,000.

In conjunction with the transaction the Company recorded a loss on extinguishment of the secured convertible debentures totaling $500,000 for the three months ended March 31, 2018 which was accrued at March 31, 2018. There was no similar extinguishment of secured convertible debentures in 2017.

Interest Expense

We incurred interest expense of $130,228 and $80,551 during the three months ended March 31, 2018 and 2017. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016 which bore interest at the rate of 8% per annum on the outstanding principal balance, which was $3,250,000 at March 31, 2018. In addition, we issued two Notes with a principal balance of $700,000 in June 2017. One of these Notes, the June Note, and the Secured Note, issued in December 2017, had an outstanding principal balance of $1,008,500 at March 31, 2018 and was subsequently retired on April 3, 2018. In addition, on March 7, 2018 we issued a convertible secured note, the March Note, with a principal balance of $250,000 that is due June 7, 2018 and remains outstanding.

We amortized to interest expense $36,192 and $-0-, representing the discount associated with the issuance of $1,608,500 of the June Note and the Secured Note during the three months ended March 31, 2018 and 2017, respectively. The discount resulted from the issuance of detachable common stock purchase warrants together with the $1,358,500 principal amount of June and March Notes and the Secured Note, which was recorded as a discount and amortized to interest expense over the term of the underlying June and March Notes and Secured Note. The total remaining unamortized discount was $11,465 and $-0- at March 31, 2018, and 2017, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,588,232 and $2,032,955 for the three months ended March 31, 2018 and 2017, respectively, a deterioration of $555,277 (27%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended March 31, 2018 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2018.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,588,232 and $2,032,955 for the three months ended March 31, 2018 and 2017, respectively, a deterioration of $555,277 (27%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.37 and $0.36 for the three months ended March 31, 2018 and 2017, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2018 and 2017 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this overall strategic alternatives process, the Board of Directors approved the Private Placement, which is more fully described below in Subsequent Developments. Management believes this financing will address the Company’s near-term liquidity needs.

Subsequent Developments:

On April 3, 2018, the Company completed the Private Placement of $6.05 million in principal amount of Senior Secured Convertible Promissory Notes (the “Notes”) and warrants to purchase 806,667 shares of common stock (the “Warrants”) to institutional investors. The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds were used to repay in full the Debentures issued in December 2016 and the approximately $1,008,500 principal amount and accrued interest on the June Note and Secured Note. The balance of the net proceeds will be used for working capital and general corporate purposes. Roth acted as placement agent and received a placement fee of approximately $150,000. The terms of the Notes and Warrants are outlined in Note 14, “Subsequent Events,” to the Financial Statements.

The Company completed a registered direct offering (the “Registered Direct Offering”) on August 21, 2017 that included an aggregate of 940,000 shares of common stock, at an offering price of $3.00 and an aggregate of 880,000 warrants at an exercise price of $3.36 per share, for gross proceeds of $3.0 million. The institutional investors that participated in the Registered Direct Offering were provided rights of participation (“PAR”) in any new offerings closed by the Company within 24 months of the closing. On May 11, 2018, an institutional investor that participated in the Registered Direct Offering elected to participate in the April 3, 2018 Private Placement which resulted in an increase in the gross offering from $6.05 million to $6.325 million and the net cash proceeds, prior to offering expenses, increasing from $5.5 million to $5.75 million. None of the terms of the senior convertible debt or the related warrants have changed other than the gross and net proceeds previously noted.

Discussion of Liquidity and Capital Resources:

On June 30, 2017, the Company borrowed an aggregate of $700,000 under notes (the “June Notes”) with two private, third-party lenders. The unsecured Notes bore interest of 8% per annum with all principal and accrued interest due on or before their September 30, 2017 maturity date. In connection with the issuance of the June Notes the Company issued the lenders warrants exercisable to purchase a total of 200,000 shares common stock at an exercise of $3.65 per share and an expiration date of June 29, 2022. On September 30, 2017 the Company negotiated an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the first extension, the Company issued warrants exercisable to purchase 100,000 shares of common stock at $2.60 per share until November 15, 2022. In connection with the second extension, the Company issued warrants exercisable to purchase 60,000 shares of common stock at $3.25 per share until March 15, 2019. The Company retired the second June Note which had a principal balance of $350,000.

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

On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note issued in September 2017 into a new note (the “Secured Note”) with a principal balance of $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. We used the proceeds of the foregoing note transactions for general working capital purposes. This Note was retired on April 3, 2018.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and is due and payable in full on June 7, 2018. The note is secured by the inventory of the Company and junior to senior liens held by the holders of the Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note is convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at $3.25 per share (the “Conversion Price”). The March Note matures on June 7, 2018. The Conversion Price and Exercise Price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

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

As discussed in “Subsequent Developments” above, the Company retired the maturing Debentures through application of part of the proceeds from the Private Placement on April 3, 2018. This recent development is a part of the strategic alternatives initiatives discussed above, which specifically addressed the Company’s near-term liquidity needs.

If we must further supplement our liquidity to support our operations in 2018, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2018 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and most recently by the Private Placement. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard. In addition, in early 2018 we reduced our operating overhead significantly by a reduction in work force and other cost saving measures.

Further, we had warrants outstanding exercisable to purchase 3,329,466 shares of common stock at a weighted average exercise price $6.48 per share outstanding as of March 31, 2018. In addition, there are common stock options outstanding exercisable to purchase 174,637 shares at an average price of $7.16 per share. We could potentially use such outstanding warrants to provide near-term liquidity if and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2018, although we can offer no assurances in this regard.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $171,226 of available cash and equivalents) and net working capital of approximately $(336,650) as of March 31, 2018. Net working capital as of March 31, 2018 includes approximately $1.4 million of accounts receivable and $8.3 million of inventory.

Cash and cash equivalents balances: As of March 31, 2018, we had cash and cash equivalents with an aggregate balance of $171,226, an increase from a balance of $54,712 at December 31, 2017. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $116,514 net increase in cash during the three months ended March 31, 2018:

●	Operating activities:	$578,185 of net cash used in operating activities. Net cash used in operating activities was $578,185 and $2,892,273 for the three months ended March 31, 2018 and 2017, respectively, an improvement of $2,314,088. The improvement was primarily the result of decreases in accounts receivable and inventory and increases in accrued expenses, offset by decreases in accounts payable and deferred revenue. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2018, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$453,191 of net cash provided by investing activities. Cash provided by investing activities was $453,191 for the three months ended March 31, 2018 compared to cash used in investing activities of $71,850 for the three months ended March 31, 2017. We satisfied the requirements to maintain a minimum cash balance of $500,000 on March 30, 2018 as defined in the Secured Convertible Debenture (see Note 6) and the restriction was lifted and the funds became available for working capital needs. In 2018 and 2017, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$241,508 of net cash provided by financing activities. Cash provided by financing activities was $241,508 for the three months ended March 31, 2018 compared to cash used in financing activities of $8,024 for the three months ended March 31, 2017. On March 7, 2017, we received $250,000 of proceeds from the issuance of the March Note for general working capital purposes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $116,514 to $171,226 for the three months ended March 31, 2018.

Commitments:

We had $171,226 of cash and cash equivalent balances and net negative working capital approximating $(336,650) as of March 31, 2018. Accounts receivable balances represented $1,395,737 of our net working capital at March 31, 2018. We intend to collect our outstanding receivables on a timely basis during 2018, which would help to provide positive cash flow to support our operations during the balance of 2018. Inventory represented $8,284,158 of our net working capital at March 31, 2017 and finished goods represented $6,313,601 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2018 by our sales activities, which should provide additional cash flow to help support our operations during 2018.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2018.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $99,431 for the three months ended March 31, 2018 and 2017. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2018(period from April 1, 2018 to December 31, 2018)	$338,689
2019	457,327
2020	154,131
$950,147

License agreements. We have several license agreements under which we have been assigned the rights to certain materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,083 and $2,438 for the three months ended March 31, 2018 and 2017, respectively.

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

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, a Markman hearing was held on March 7, 2018 and the parties have continued to engage in discovery. All remaining significant deadlines will be set when the Court issues its Markman order. See explanation of a Markman hearing under Part II, Item 1, “Legal Proceedings.”

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $0 for the three months ended March 31, 2018 and 2017. The Company is negotiating with the Web.com Tour golf tournament officials to terminate our sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to the Company

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $29,375 and $47,273 for the three months ended March 31, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of March 31, 2018, the Company had advanced a total of $283,731 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $197,896. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

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

Revenue Recognition / Allowances for Doubtful Accounts. The Company recognizes revenue under the core principle to depict the transfer of control the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five –step approach :

(i)	Identify the contract with the customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract; and
(v)	Recognize revenue when a performance obligation is satisfied.

We consider the terms and conditions of the contract and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract when the customer order is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception we evaluate whether the contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Our performance obligations consist of (i) products, (ii) professional services, and (iii) extended warranties.

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on the relative standalone selling price (“SSP”).

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized when control of the service is transferred to the customer, in an amount that reflects the consideration that we expect to receive in exchange for our services. We generate all our revenue from contracts with customers.

We review all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as contract liability and recognized over the term of the extended warranty.

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $219.5 million since we commenced deliveries during 2006. As of March 31, 2018 and December 31, 2017, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2018. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw material and component parts	$4,471,562	$4,621,704
Work-in-process	227,569	155,087
Finished goods	6,313,601	6,964,624
Subtotal	11,012,732	11,741,415
Reserve for excess and obsolete inventory	(2,728,574)	(2,990,702)
Total	$8,284,158	$8,750,713

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 24.8% of the gross inventory balance at March 31, 2018, compared to 25.5% of the gross inventory balance at December 31, 2017. We had $2,728,574 and $2,990,702 in reserves for obsolete and excess inventories at March 31, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,471,562 and $4,621,704 at March 31, 2018 and December 31, 2017, respectively, a decrease of $150,142 (3%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $6,313,601 and $6,964,624 at March 31, 2018 and December 31, 2017, respectively, a decrease of $651,023 (9%). The decrease in finished goods was primarily in our test and evaluation and replacement inventory. The decrease in the inventory reserve is primarily due reduction of test and evaluation and replacement inventory levels which were partially reserved. We believe the reserves are appropriate given our inventory levels at March 31, 2018.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $290,853 as of March 31, 2018 compared to $325,001 as of December 31, 2017 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2018.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2017, cumulative valuation allowances in the amount of $18,070,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2018 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2018 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2016 we issued $4.0 million of Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of March 31, 2017 and 2016 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $5.00 per share, as of March 31, 2018. The 2016 Debentures remained outstanding as of March 31, 2018.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debentures	$-	$-	$3,250,000	$3,250,000
Warrant derivative liabilities	$-	$-	$15,927	$15,927
	$-	$-	$3,265,927	$3,265,927

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Axon

The Company owns the ‘452 Patent, which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

In a Markman hearing the judge determines the meaning of disputed words in a patent infringement lawsuit. A Markman hearing is also known as a construction hearing. When a judge determines the meaning of the disputed words, it is called claim construction. To determine patent infringement, a jury must fully understand the definition of words used in the patent. A patented invention must be described with precise wording on its patent application. Jurists use this wording and the defined definitions from the Markman hearing to determine if patent infringement has occurred. The name "Markman hearing" comes from a 1996 Supreme Court case Markman v. Westview Instruments, which decided that judges were better equipped than juries to determine claim construction.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ‘292 and ‘452 Patents and ‘950 Patent. The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard V to institute an IPR review on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent is in the IPR process with the USPTO, while WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950 Patent. The lawsuit has been stayed pending a decision from the USPTO on the ‘292 Patent IPR, which is expected in June 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and is due and payable in full on June 7, 2018. The March Note is secured by the inventory of the Company and junior to senior liens held by the Holders of the Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note is convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at $3.25 per share (the “Conversion Price”). The Company issued warrants to the lender exercisable to purchase 36,000 shares of common stock for $3.50 per share until March 7, 2019. Proceeds of the March Note were used for working capital and general corporate purposes.

The offers and sales of securities related to the March Note were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placement.

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

Date:	May 15, 2018

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
		Name:	Stanton E. Ross
		Title:	President and Chief Executive Officer

/s/ Thomas J. Heckman
		Name:	Thomas J. Heckman
		Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

