Form 10-Q
period 2018-06-30
DIGITAL ALLY INC
filed 2018-08-20
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2018
Common Stock, $0.001 par value	7,698,357

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$471,840	$54,712
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2018 and 2017	2,058,511	1,978,936
Accounts receivable-other	457,079	338,618
Inventories, net	7,844,806	8,750,713
Restricted cash	—	500,000
Prepaid expenses	189,967	209,163

Total current assets	11,022,203	11,832,142

Furniture, fixtures and equipment, net	449,213	638,169
Intangible assets, net	494,645	497,180
Income tax refund receivable	90,000	90,000
Other assets	169,987	115,043

Total assets	$12,226,048	$13,172,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,025,152	$3,193,269
Accrued expenses	1,097,312	1,240,429
Derivative liabilities	287,522	16,816
Capital lease obligation-current	—	8,492
Contract liabilities-current	1,541,915	1,409,683
Subordinated and secured notes payable	250,000	1,008,500
Secured convertible debentures, at fair value	5,354,803	3,262,807
Income taxes payable	3,756	10,141

Total current liabilities	11,560,460	10,150,137

Long-term liabilities:
Contract liabilities-long term	2,227,176	2,158,649

Total liabilities	13,787,636	12,308,786

Commitments and contingencies

Stockholder’s Equity (Deficit):
Common stock, $0.001 par value; 25,000,000 shares authorized; shares issued: 7,286,175 – 2018 and 7,037,799 – 2017	7,286	7,038
Additional paid in capital	67,977,829	64,923,735
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(67,389,477)	(61,909,799)

Total stockholders’ equity (deficit)	(1,561,588)	863,748

Total liabilities and stockholders’ equity (deficit)	$12,226,048	$13,172,534

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue:
Product	$2,993,700	$3,056,810	$4,984,813	$7,742,170
Service and other	569,850	429,692	1,050,250	974,192
Total revenue	3,563,550	3,486,502	6,035,063	8,716,362

Cost of revenue:
Product	$1,831,615	$1,959,274	$3,080,360	$4,733,311
Service and other	113,468	354,012	226,842	532,986

Total cost of revenue	1,945,083	2,313,286	3,307,202	5,266,297

Gross profit	1,618,467	1,173,216	2,727,861	3,450,065
Selling, general and administrative expenses:
Research and development expense	333,760	846,460	773,880	1,664,351
Selling, advertising and promotional expense	712,008	952,312	1,386,413	1,987,834
Stock-based compensation expense	594,228	115,756	1,087,746	502,789
General and administrative expense	1,415,780	1,751,285	2,890,447	3,589,901
Total selling, general and administrative expenses	3,055,776	3,665,813	6,138,486	7,744,875
Operating loss	(1,437,309)	(2,492,597)	(3,410,625)	(4,294,810)

Interest income	684	3,797	2,300	8,858
Interest expense	(152,975)	(80,436)	(283,203)	(160,987)
Change in warrant derivative liabilities	(310,195)	13,114	(309,306)	13,719
Secured convertible debentures issuance expense	(220,312)	—	(220,312)	—
Loss on the extinguishment of secured convertible debentures	—	—	(500,000)	—
Change in fair value of secured convertible debentures	(842,783)	229,599	(829,976)	73,742
Loss before income tax expense	(2,962,890)	(2,326,523)	(5,551,122)	(4,359,478)
Income tax (expense) benefit	—	—	—	—
Net loss	$(2,962,890)	$(2,326,523)	$(5,551,122)	$(4,359,478)

Net loss per share information:
Basic	$(0.42)	$(0.41)	$(0.78)	$(0.77)
Diluted	$(0.42)	$(0.41)	$(0.78)	$(0.77)

Weighted average shares outstanding:
Basic	7,129,260	5,679,731	7,153,219	5,654,755
Diluted	7,129,260	5,679,731	7,153,219	5,654,755

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

Cumulative effects adjustment for adoption of ASC 606 (Note 1)	—	—	—	—	71,444	71,444

Stock-based compensation	—	—	1,087,746	—	—	1,087,746

Restricted common stock grant	184,500	184	(184)	—	—	—

Restricted common stock forfeitures	(30,400)	(30)	30	—	—	—

Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	47,657	—	—	47,657

Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	1,684,251	—	—	1,684,251

Issuance of common stock upon conversion of secured convertible debentures and accrued interest	74,276	74	185,614	—	—	185,688

Issuance of common stock upon exercise of common stock purchase warrants	20,000	20	48,980	—	—	49,000

Net loss	—	—	—	—	(5,551,122)	(5,551,122)

Balance, June 30, 2018	7,286,175	$7,286	$67,977,829	$(2,157,226)	$(67,389,477)	$(1,561,588)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,551,122)	$(4,359,478)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	275,392	325,617
Change in fair value of warrant derivative liabilities	309,306	(13,719)
Loss on extinguishment of secured convertible debentures	500,000	—
Secured convertible debentures issuance expense	220,312	—
Change in fair value of secured convertible note payable	829,976	(73,742)
Interest expense added to debenture	121,271	—
Amortization of debt discount	47,657	—
Stock based compensation	1,087,746	502,789
Provision for inventory obsolescence	(437,538)	326,284

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(79,575)	395,507
Accounts receivable - other	(118,461)	(102,707)
Inventories	1,343,445	(1,055,452)
Prepaid expenses	90,640	(244,682)
Other assets	(54,944)	83,330
Increase (decrease) in:
Accounts payable	(168,117)	863,442
Accrued expenses	(132,429)	(495,489)
Income taxes payable	(6,385)	947
Contract liabilities	200,759	472,801

Net cash used in operating activities	(1,522,067)	(3,374,552)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(28,846)	(304,596)
Additions to intangible assets	(55,055)	(62,723)
Release of cash in accordance with secured convertible note	500,000	—

Net cash provided by (used) in investing activities	416,099	(367,319)
Cash Flows from Financing Activities:
Proceeds from subordinated notes payable	250,000	700,000
Proceeds from secured convertible debentures and detachable common stock purchase warrants	6,250,000	—
Principal payment on secured convertible debentures	(3,250,000)	—
Principal payment on subordinated notes payable	(1,008,500)	—
Proceeds from issuance of common stock and warrants	10,400	—
Payment on extinguishment of secured convertible debentures	(500,000)	—
Secured convertible debentures issuance expense	(220,312)	—
Principal payments on capital lease obligation	(8,492)	(16,163)

Net cash provided by financing activities	1,523,096	683,837

Net increase (decrease) in cash and cash equivalents	417,128	(3,058,034)
Cash and cash equivalents, beginning of period	54,712	3,883,124

Cash and cash equivalents, end of period	$471,840	$825,090

Supplemental disclosures of cash flow information:
Cash payments for interest	$172,283	$80,986

Cash payments for income taxes	$6,385	$9,053

Supplemental disclosures of non-cash investing and financing activities:

Restricted common stock grant	$184	$200

Restricted common stock forfeitures	$30	$9

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$1,684,251	$—

Issuance of common stock upon conversion of secured convertible debentures and payment of accrued interest	$185,688	$—

Issuance of common stock upon exercise of common stock purchase warrants accounted for as warrant liabilities	$38,600	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$47,657	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” “Company,” “we”, “ours” and “us”,”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions including cloud-based fleet management and driver monitoring/training applications. The Company has active research and development programs to adapt our technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Effective January 1, 2018 the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, the Company changed certain characteristics of the revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective approach, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the six months ended June 30, 2018 (in thousands):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	6,035	—	6,035
Operating Expenses	6,138	10	6,128
Operating Profit (Loss)	(3,411)	(10)	(3,401)

The impact of the adoption of ASC 606 on net (loss) for the Company was not material and the impact of the adoption of ASC 606 on the unaudited consolidated financial statements at June 30, 2018 and the unaudited consolidated statements of operations, equity (deficit) and cash flows for the six months ended June 30, 2018 was not material.

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

Management’s Liquidity Plan

The Company incurred substantial operating losses in the six months ended June 30, 2018 and for the year ended December 31, 2017 primarily due to reduced revenues and gross margins caused by specific product quality issues resulting in significant delays in customer orders and product rework expenditures and introduction by competitors of newer products with more features than those of the Company. In addition, the Company’s revenues and gross margins have been significantly and negatively impacted by its competitors’ willful infringement of the Company’s patents, specifically the auto-activation of body-worn and in-car video systems, and its competitors’ significant price cutting of their products. The Company incurred net losses of approximately $5.6 million during the six months ended June 30, 2018 and $12.3 million in the year ended December 31, 2017 and it had an accumulated deficit of $67.4 million as of June 30, 2018. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated and secured debt totaling $6,500,000 during the six months ended June 30, 2018 and subordinated and secured debt totaling $1,608,500 and the issuance of common stock and warrants totaling $2,776,332 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company had outstanding $1,258,500 principal amount of subordinated and secured notes payable which were to mature prior to or on June 30, 2018. Additionally, the $3,250,000 million principal amount of 8% Secured Convertible Debentures (the “2016 Debentures”) issued in December 2016 matured on March 30, 2018. The notes and 2016 Debentures represent current liabilities and required the Company to negotiate extensions and/or raise substantial funds through the issuance of new debt and/or equity to liquidate such notes and Debentures. As part of the Company’s strategic alternatives process which commenced in November 2017, the Board of Directors approved a private placement (the “2018 Private Placement”) of $6.05 million principal amount of 8% Senior Secured Convertible Promissory Notes (the “Notes”) and warrants exercisable to purchase 916,667 shares of common stock of the Company. This 2018 Private Placement closed on April 3, 2018 and is described in Footnote 6. A portion of the proceeds were used to repay in full the 2016 Debentures and approximately $1,008,500 principal amount and accrued interest on the subordinated and secured notes that were due to mature. The Company negotiated an extension of the maturity date of the remaining $250,000 subordinated note that became due on June 7, 2018 to September 30, 2018. The balance of the net proceeds will be used for working capital and general corporate purposes. The Company believes that this financing has addressed its near-term liquidity needs.

The Company is also negotiating with Web.com golf tournament officials to terminate its sponsorship fee commitment of $500,000 annually for 2018 and 2019 tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful, the termination will be on terms acceptable or favorable to the Company.

The Company will have to restore positive operating cash flows and profitability over the next twelve months and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. In 2017 the Company introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and the first half of 2018, which contracts include recurring revenue during the period 2018 to 2020. The Company believes that its quality control, headcount reduction and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company has retained Roth Capital Partners (“Roth”) to assist in this process. The funding completed on April 3, 2018 and discussed in Note 14, “Subsequent Events,” below was a part of this strategic alternatives review. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these consolidated condensed interim financial statements.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situation where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Contracts with some of the Company’s customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”). The Company determined SSP for all the performance obligations using observable inputs, such as standalone sales and historical pricing. SSP is consistent with the Company’s overall pricing objectives, taking into consideration the type of service being provided. SSP also reflects the amount the Company would charge for the performance obligation if it were sold separately in a standalone sale. Multiple performance obligations consist of product, software, cloud subscriptions and extended warranties.

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

Sales returns and allowances aggregated $34,227 and $13,736 for the three months ended June 30, 2018 and 2017, respectively, and $54,246 and $(27,585) for the six months ended June 30, 2018 and 2017, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which then caused the negative sales returns for the six months ended June 30, 2017.

Revenues for six month ended June 30, 2018 and 2017 were derived from the following sources

	Six months ended June 30,
	2018	2017
DVM-800	$2,860,907	$4,181,151
DVM-250 Plus	366,351	1,022,160
FirstVu HD	642,665	1,014,465
DVM-100 & DVM-400	64,401	145,964
DVM-750	213,935	163,840
VuLink	133,001	170,542
Repair and service	627,874	279,513
Cloud service revenue	326,741	141,946
Other service revenue	95,635	552,733
Laser Ally	22,530	20,938
Accessories and other revenues	681,023	1,023,110
	$6,035,063	$8,716,362

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $20,317 and $19,661 for the three months ended June 30, 2018 and 2017, respectively, and $34,284 and $40,091 for the six months ended June 30, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $111,677 and $143,053 for the three months ended June 30, 2018 and 2017, respectively, and $191,246 and $270,329 for the six months ended June 30, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the six months ended June 30, 2018 and 2017. There have been no penalties in the six months ended June 30, 2018 and 2017.

The Company is subject to taxation in the United States and various states. As of June 30, 2018, the Company’s tax returns filed for 2014, 2015, and 2016 and to be filed for 2017 are subject to examination by the relevant taxing authorities. With few exceptions, as of June 30, 2018, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the six months ended June 30, 2018 and 2017.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the condensed consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value is being recorded in the condensed consolidated statement of operations.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2018 and 2017, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales by geographic area:
United States of America	$3,386,146	$3,426,461	$5,824,934	$8,626,515
Foreign	177,404	60,041	210,129	89,847

	$3,563,550	$3,486,502	$6,035,063	$8,716,362

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Adoption of New Accounting Pronouncement:

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under existing GAAP guidance. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, but expects that the adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated balance sheet.

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of June 30, 2018 and December 31, 2017.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues for the six months ended June 30, 2018 and 2017. No individual customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2018. One individual customer receivable balance exceeded 10% of total accounts receivable at June 30, 2017, and totaled $289,499.

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

NOTE 4.	INVENTORIES

Inventories consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw material and component parts	$4,377,264	$4,621,704
Work-in-process	287,311	155,087
Finished goods	5,733,395	6,964,624

Subtotal	10,397,970	11,741,415
Reserve for excess and obsolete inventory	(2,553,164)	(2,990,702)

Total	$7,844,806	$8,750,713

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $369,715 and $680,805 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 5.	FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	Estimated Useful Life	June 30, 2018	December 31, 2017
Office furniture, fixtures and equipment	3-10 years	$882,676	$881,306
Warehouse and production equipment	3-5 years	519,167	515,368
Demonstration and tradeshow equipment	2-5 years	426,582	426,582
Leasehold improvements	2-5 years	160,198	160,198
Rental equipment	1-3 years	117,269	93,592

Total cost		2,105,892	2,077,046
Less: accumulated depreciation and amortization		(1,656,679)	(1,438,877)

Net furniture, fixtures and equipment		$449,213	$638,169

Depreciation and amortization of furniture, fixtures and equipment aggregated $217,802 and $261,938 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6.	DEBT AND CAPITAL LEASE OBLIGATIONS

Secured convertible debentures is comprised of the following:

	June 30, 2018	December 31, 2017
2016 Secured convertible debentures, at fair value	$—	$3,262,807
2018 Secured convertible debentures, at fair value	5,354,803	—

Secured convertible debentures, at fair value	$5,354,803	$3,262,807

2016 Secured Convertible Debentures.

On December 30, 2016, the Company completed a private placement (the “2016 Private Placement”) of $4.0 million in principal amount of the secured convertible debentures (the “2016 Debentures”) and common stock warrants (the “2016 Warrants”) to two institutional investors. The 2016 Debentures and 2016 Warrants were issued pursuant to a Securities Purchase Agreement between the Company and the purchasers’ signatory thereto. The 2016 Private Placement resulted in gross proceeds of $4.0 million before placement agent fees and other expenses associated with the transaction totaling $281,570, which was expensed as incurred.

The Company elected to account for the 2016 Debentures on the fair value basis. Therefore, the Company determined the fair value of the 2016 Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable 2016 Warrants as of the origination date because of the relative fair value of the convertible debentures including their embedded derivative features approximated the gross proceeds of the financing transaction. The Company made principal payments of $750,000 on August 24, 2017 on the 2016 Debentures.

The Company paid the remaining balances of the 2016 Debentures on April 3, 2018 from proceeds of the 2018 secured convertible debentures described below. The Company recorded debt extinguishment costs of $500,000 during the six months ended June 30, 2018 related to the repayment and extinguishment of these 2016 Debentures.

The change in fair value of the 2016 Debentures was $0 and $(12,807) for the three and six months ended June 30, 2018 and 2017, respectively.

2018 Secured Convertible Debentures.

On April 3, 2018, and May 11, 2018, the Company completed a private placement (the “2018 Private Placement”) of $6.875 million in principal amount of senior secured convertible promissory notes (the “2018 Debentures”) and warrants to purchase 916,667 shares of common stock of the Company (the “2018 Warrants”) to institutional investors. The 2018 Debentures and 2018 Warrants were issued pursuant to a securities purchase agreement between the Company and the purchasers’ signatory thereto. Additionally, a portion of the 2018 Debentures and 2018 Warrants were issued to two institutional investors pursuant to their respective participation rights under a securities purchase agreement, dated August 21, 2017. One of the institutional investors that participated pursuant to the 2017 common stock issuance closed its tranche with the Company on May 11, 2018. The 2018 Private Placement resulted in gross cash proceeds of $6.25 million ($6.875 million par value) before placement agent fees and other expenses associated with the transaction. The proceeds were used primarily for full repayment of the 2016 Debentures described above, other outstanding subordinated debt of the Company, working capital, and general corporate purposes.

The Company elected to account for the 2018 Debentures on the fair value basis. Therefore, the Company determined the fair value of the 2018 Debentures and 2018 Warrants which yielded estimated fair values of the 2018 Debentures including their embedded derivatives and the detachable 2018 Warrants as follows:

Secured convertible debentures	$4,565,749
Common stock purchase warrants	1,684,251

Gross cash proceeds	$6,250,000

The following represents activity in the 2018 Debentures during the six months ended June 30, 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the Debentures	4,565,749
Conversions exercised during the period	(175,000)
Interest accrued and added to principal balance	121,271
Change in the fair value during the period	842,783
Ending balance as of June 30, 2018	$5,354,803

Prior to the maturity date, the 2018 Debentures bear interest at 8% per annum, which twelve (12) months’ interest amounts are guaranteed; provided, however, that if a cash prepayment or amortization is made respecting the 2018 Debentures, then the Company will only be required to pay an amount equal to the annualized additional interest due on their then outstanding principal balance. Interest can be paid at the Company’s discretion in cash, or subject to the equity conditions contained in the 2018 Debentures, in shares of the Company’s common stock. The 2018 Debentures rank senior to the Company’s existing and future indebtedness and are secured to the extent and as provided in the security agreement.

The 2018 Debentures are convertible at any time after their date of issue at the option of the holders into shares of common stock at a conversion price of $2.50 per share. The 2018 Debentures mature on May 3, 2019. Commencing on July 1, 2018, and continuing for each fiscal month thereafter through the maturity date, the Company will make payments of principal and interest to the holders in order to fully amortize the 2018 Debentures. The conversion price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the 2018 Debentures, so long as there is no event of default under the 2018 Debentures, the Company may deliver to the holders a notice of prepayment with respect to any portion of the principal amount of the 2018 Debentures, any accrued and unpaid (including, without limitation, guaranteed interest on any outstanding principal), and any other amounts due under the 2018 Debentures. If the Company exercises its right to prepay the 2018 Debentures, it will pay the holders an amount in cash equal to the sum of the then outstanding principal amount of the 2018 Debentures and guaranteed interest as follows: (i) from the initial issuance date of the Debentures to August 1, 2018, a 0% premium; (ii) from August 2, 2018 to December 1, 2018, a 10% premium; and (iii) from December 2, 2018 to the Maturity Date, a 15% premium.

At any time after issuance of the 2018 Debentures, if the Company (i) consummates any public or private offering or other financing or capital-raising transaction of any kind (each a “Subsequent Offering”), in which the Company receives, in one or more contemporaneous transactions, gross proceeds of $10,000,000, (ii) receives cash, in the aggregate, of at least $10,000,000 from any action (as defined in the 2018 Purchase Agreement), at any time upon ten (10) days written notice to the holders, but subject to the holders’ conversion rights set forth in the 2018 Debentures, the Company must make a mandatory redemption in full of the 2018 Debentures to the holders. The required redemption of the 2018 Debentures would be at an amount equal to the outstanding principal amount of the 2018 Debentures, any accrued and unpaid interest (including, without limitation, guaranteed interest), and any other amounts due under the 2018 Debentures at the same premium described above with respect to prepayments.

The 2018 Debentures also provide for mandatory conversion by the holders if at any time (x) the volume weighted average price (VWAP- as defined in the 2018 Debentures) of the common stock listed on the NASDAQ exceeds $4.50 for twenty (20) consecutive trading days, and (y) no failure of the equity conditions (as defined in the 2018 Debentures) then exists, the Company shall have the right to require the holders to convert all, or any part, of the then outstanding principal and accrued interest amount into fully paid, validly issued and nonassessable shares of common stock in accordance with 2018 Debentures at the conversion price.

So long as the 2018 Debentures are outstanding, the Company is prohibited from entering into any variable rate transactions (as defined in the 2018 Debentures).

Upon the occurrence of an event of default under the 2018 Debentures, the Company must repay to the holders, in cash or in shares of common stock at the greater of (i) a 135% premium of the outstanding principal amount of the 2018 Debentures and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the 2018 Debentures; and (ii) the outstanding principal amount of the 2018 Debentures and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses and liquidated damages due in respect of the 2018 Debentures, divided by the conversion price, multiplied by (b) the highest closing price for the common stock on the NASDAQ during the period beginning on the date of first occurrence of the event of fault and ending one (1) day prior to the mandatory prepayment date in the prepayment section of the 2018 Debentures.

The 2018 Warrants issued in conjunction with the 2018 Debentures are exercisable to purchase up to an aggregate of 916,667 shares of common stock commencing on the date of issuance at an exercise price of $3.00 per share. The 2018 Warrants will expire on the fifth (5th) anniversary of their date of issuance. The exercise price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The holders have no right to convert the 2018 Debentures or exercise the 2018 Warrant to the extent that such conversion or exercise would result in the holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Subordinated and Secured Notes Payable. Subordinated and secured notes payable is comprised of the following:

	June 30, 2018	December 31, 2017
Subordinated and secured notes payable, at par	$250,000	$1,008,500

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

The Company paid the remaining balances of the Secured Note and subordinated note with an aggregate principal balance of $1,008,500 on April 3, 2018. The maturity date of the remaining subordinated note with an outstanding principal balance of $250,000 was extended to September 30, 2018, as described below.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and contained an original maturity date of June 7, 2018. The Company negotiated an extension of the maturity date to September 30, 2018. The March Note is secured by the inventory of the Company and junior to senior liens held by the holders of the 2018 Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note is convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at a conversion price of $3.25 per share. The conversion price and exercise price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Company issued warrants to the lender exercisable to purchase 36,000 shares of common stock for $3.50 per share until March 7, 2019. The Company allocated $15,287 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the terms of the note.

The discount amortized to interest expense totaled $47,657 and $-0- for the six months ended June 30, 2018, and 2017, respectively.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$5,354,803	$5,354,803
Warrant derivative liability	$—	$—	$287,522	$287,522
	$—	$—	$5,642,325	$5,642,325

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,262,807	$3,262,807
Warrant derivative liability	$—	$—	$16,816	$16,816
	$—	$—	$3,279,623	$3,279,623

The following table represents the change in Level 3 tier value measurements:

		2016	2018
	Warrant	Secured	Secured
	derivative	Convertible	Convertible
	liability	Debentures	Debentures	Total

Balance, December 31, 2017	$16,816	$3,262,807	$—	$3,279,623

Principal payments made on debentures	—	(3,250,000)	—	(3,250,000)

New secured convertible debentures	—	—	4,565,749	4,565,749

Conversion of secured convertible debentures	—	—	(175,000)	(175,000)

Interest	—	—	121,271	121,271

Common stock purchase warrants exercised	(38,600)	—	—	(38,600)

Change in fair value of secured convertible debentures	—	(12,807)	842,783	829,976

Change in fair value of warrant derivative	309,306	—	—	309,306
Balance, June 30, 2018	$287,522	$—	$5,354,803	$5,642,325

NOTE 8.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accrued warranty expense	$235,908	$325,001
Accrued sales commissions	32,638	19,500
Accrued payroll and related fringes	198,903	242,508
Accrued insurance	33,926	53,888
Accrued rent	108,429	134,684
Accrued sales returns and allowances	35,500	17,936
Other	452,008	446,912

	$1,097,312	$1,240,429

Accrued warranty expense was comprised of the following for the six months ended June 30, 2018:

2018
Beginning balance	$325,001
Provision for warranty expense	92,509
Charges applied to warranty reserve	(181,602)

Ending balance	$235,908

NOTE 9.	INCOME TAXES

The effective tax rate for the six months ended June 30, 2018 and 2017 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2018 primarily because of the Company’s history of operating losses.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. It has also entered into month-to-month leases for equipment and facilities. Rent expense was $99,431 and $99,431 for the three months ended June 30, 2018 and 2017, respectively, and $198,862 and $198,862, for the six months ended June 30, 2018 and 2017, respectively. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2018 (period from July 1, 2018 to December 31, 2018)	$226,131
2019	457,327
2020	154,131

$837,589

License agreements. The Company had several license agreements under which it had been assigned the rights to certain licensed materials used in its products. Certain of these agreements required the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $0 and $6,250 for the three months ended June 30, 2018 and 2017, respectively, and $2,083 and $8,688 for the six months ended June 30, 2018 and 2017, respectively.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and the Company is appealing this decision to the United States Supreme Court.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery will now close on September 17, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by TASER’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $0 and $6,595 for the six months ended June 30, 2018 and 2017. The Company is negotiating with the Web.com Tour golf tournament officials to terminate the Agreement and the sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to the Company.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $28,973 and $47,055 for the three months ended June 30, 2018 and 2017, respectively, and $58,348 and $94,326 for the six months ended June 30, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid amounts to the LLC as advances against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of June 30, 2018, the Company had advanced a total of $280,807 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $194,972. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company is required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which can be extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. As of June 30, 2018, the Company had advanced a total of $5,720 pursuant to this agreement.

NOTE 11.	STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $594,228 and $115,756 for the three months ended June 30, 2018 and 2017 and $1,087,747 and $502,789 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”) and (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan and 2015 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 2,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 4,616 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2018 total 23,125. The 2006 Plan terminated during 2016 with 20,587 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2018 total 46,387. The 2007 Plan terminated during 2017 with 82,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2018 total 12,500. The 2008 Plan terminated during 2018 with 3,124 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2018 total 32,875.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 8,926 shares remained available for awards under the various Plans as of June 30, 2018.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the six months ended June 30, 2018.

Activity in the various Plans during the six months ended June 30, 2018 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	350,269	$13.44
Granted	—	—
Exercised	—	—
Forfeited	(75,632)	(45.67)
Outstanding at June 30, 2018	274,637	$4.55
Exercisable at June 30, 2018	274,637	$4.55

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the six months ended June 30, 2018.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2018.

At June 30, 2018, the aggregate intrinsic value of options outstanding was approximately $-0-, and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the six months ended June 30, 2018.

As of June 30, 2018, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2018:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$ 0.01 to $3.49	133,500	8.2 years	133,500	8.2 years
$ 3.50 to $4.99	67,625	5.7 years	67,625	5.7 years
$ 5.00 to $6.49	—	—years	—	—years
$ 6.50 to $7.99	9,312	3.3 years	9,312	3.3 years
$ 8.00 to $9.99	2,500	2.9 years	2,500	2.9 years
$ 10.00 to $19.99	55,450	2.0 years	55,450	2.0 years
$ 20.00 to $24.99	5,625	1.2 years	5,625	1.2 years
$ 25.00 to $27.50	625	0.4 years	625	0.4 years
	274,637	6.0 years	274,637	6.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2018 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2018	791,725	$4.37
Granted	184,500	2.52
Vested	(109,250)	(8.10)
Forfeited	(30,400)	(4.05)
Nonvested balance, June 30, 2018	836,575	$3.87

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2018, there were $982,865 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 30 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2018 (July 1, 2018 to December 31, 2018)	361,925
2019	459,525
2020	15,125

NOTE 12.	COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from issue date, and allow the holders to purchase up to 3,329,466 shares of common stock at $2.60 to $16.50 per share as of June 30, 2018. The warrants expire from December 3, 2018 through February 23, 2023 and allow for cashless exercise.

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

There were 60,000 of pre-funded Series B warrants issued with the August 2017 equity offering, at a price of $2.99 and an exercise price of $0.01. All Series B warrants were exercised for common stock in September 2017. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2018	3,233,466	$6.57
Granted	1,012,667	3.03
Warrant reset	159,538	0.52
Exercised	(20,000)	(0.52)
Cancelled	—	—
Vested Balance, June 30, 2018	4,385,671	$5.56

The total intrinsic value of all outstanding warrants aggregated $277,681 as of June 30, 2018 and the weighted average remaining term is 40 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of June 30, 2018:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$0.52	151,738	1.2 years
$2.60	100,000	4.4 years
$2.75	100,000	4.2 years
$3.00	916,667	4.8 years
$3.25	180,000	3.2 years
$3.36	880,000	4.4 years
$3.50	36,000	0.7 years
$3.65	200,000	4.0 years
$3.75	94,000	4.1 years
$5.00	800,000	3.5 years
$8.50	42,500	0.4 years
$13.43	879,766	2.6 years
$16.50	5,000	2.0 years

	4,385,671	3.3 years

NOTE 13.	NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted income per share – Net loss	$(2,962,890)	$(2,326,523)	$(5,551,122)	$(4,359,478)

Denominator for basic loss per share – weighted average shares outstanding	7,129,260	5,679,731	7,153,219	5,654,755
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	7,129,260	5,679,731	7,153,219	5,654,755

Net income (loss) per share:
Basic	$(0.42)	$(0.41)	$(0.78)	$(0.77)
Diluted	$(0.42)	$(0.41)	$(0.78)	$(0.77)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 14.	SUBSEQUENT EVENTS

Strategic Review and Subsequent Financing

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this strategic alternatives process, the Board of Directors approved the Proceeds Investment Agreement described below. Management believes this financing will address the Company’s near-term liquidity needs, which primarily included the repayment of principal and interest on the senior convertible debentures and subordinated notes payable.

On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA Agreement”) with Brickell Key Investments LP (“BKI”), pursuant to which BKI funded an aggregate of $500,000 (the “First Tranche”) to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA Agreement (the “Patent Assets”) and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA Agreement. Pursuant to the PIA Agreement, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche,” and collectively with the First Tranche, the “Financing Amount”).

Pursuant to the PIA Agreement and in consideration for the Financing Amount, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to the Company or its affiliates agreed to in a settlement or awarded in judgment in connection with the Patent Assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the Agreement) and (ii) if BKI has not received its minimum return by the earlier of (x) a liquidity event (as defined in the Agreement) and (y) July 31, 2020, then the Company agreed to assign to BKI 100% of the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4 million.

Pursuant to the PIA Agreement and subject to BKI funding the Second Tranche, the Company will grant BKI (i) a senior security interest in the Patent Assets, the claims (as defined in the Agreement) and the Patent Assets Proceeds until such time as the minimum return is paid, in which case, the security interest on the Patent Assets, the Claims and the Patent Assets Proceeds will be released, and (ii) a senior security interest in all other assets of the Company until such time as the minimum return is paid on $4.0 million, in which case, the security interest on such other assets will be released.

The security interest will be enforceable by BKI if the Company is in default under the PIA Agreement which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA Agreement, (ii) the Company fails to comply with any provision of the PIA Agreement, the PIA Warrant or any other agreement or document contemplated under the PIA Agreement, (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company, (iv) the Company’s creditors commence actions against the Company (which are not subsequently discharged) that affect material assets of the Company, (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000, (vi) the Company fails, within five (5) business days following the closing of the Second Tranche, to fully satisfy its obligations to certain holders of the Company’s senior secured convertible promissory notes listed in the PIA Agreement and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA Agreement.

Under the PIA Agreement, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock, par value $0.001 per share (the “PIA Warrant”), at an exercise price equal to the higher of (i) $2.60 per share or (ii) the closing market price as quoted on the trading market (as defined in the PIA Warrant) on the day prior to the issuance date of the PIA Warrant, provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given. In connection with the issuance of the PIA Warrant, the Company and BKI entered into a letter agreement providing that if the Second Tranche is not funded, then BKI would be entitled to a pro-rata percentage ($500,000 divided by $10,000,000) of the PIA Warrant. The Company has agreed to promptly issue a new PIA Warrant reflecting this adjustment.

Nasdaq Listing

On April 17, 2018 the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that it was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because its stockholders’ equity, as reported in its Annual Report on Form 10-K for the year ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of April 17, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

Under Nasdaq Listing Rule 5810(c)(2), the Company had until June 1, 2018 to submit a plan to regain compliance. The Company submitted its compliance plan and on June 27, 2018 Nasdaq granted it an extension until September 30, 2018 to provide evidence of compliance with Rule 5550(b)(1).

There can be no assurance that the Company will be able to regain compliance with the stockholders’ equity requirement or meet the alternatives of market value of listed securities or net income from continuing operations, or otherwise maintain compliance with the other listing requirements.

VieVu acquisition by Axon

On May 4, 2018, Axon announced that it had acquired 100% ownership of VieVu, LLC in a deal that includes cash, stock and a stock earn-out. On July 27, 2018, the Company and VieVu, LLC mutually agreed to and executed a termination of the supply and distribution agreement which provided for the return of all confidential information and the survival of certain provisions regarding non-disclosure of proprietary information. Effective July 27, 2018 VieVu, LLC will discontinue all sales and marketing efforts involving the Company’s patented VuLink product.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including the three months and six months ended June 30, 2018 and fiscal 2017, and our ability to pay the March Note when  due; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2018, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in 2018; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, FirstVU, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Utility Associates, Axon and WatchGuard will achieve their intended objectives and result in monetary recoveries for the Company; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon, WatchGuard and Utility Associates respecting us, our products and customers; (34) whether the remaining two claims under the ’556 Patent have applicability to us or our products ; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including the DVM-800 and DVM-800 HD, both in-car digital video mirror products, and body-worn camera including the FirstVU One and the FirstVU HD products designed for law enforcement usage. In recent years we launched the patented and revolutionary VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2018 and beyond involving in-car and body-worn systems for both the law enforcement and commercial markets, as well as expanding our cloud-based evidence management systems. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings.

We experienced operating losses for all quarters during 2018 and 2017. The following is a summary of our recent operating results on a quarterly basis:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2017	2017	2017	2017
Total revenue	$3,563,550	$2,471,513	$2,877,661	$2,983,577	$3,486,502	$5,229,860
Gross profit	1,618,467	1,109,394	86,295	1,008,613	1,173,216	2,276,849
Gross profit margin percentage	45.4%	44.9%	3.0%	33.8%	33.7%	43.5%
Total selling, general and administrative expenses	3,055,776	3,082,710	3,874,255	4,125,308	3,665,813	4,079,062
Operating loss	(1,437,309)	(1,973,316)	(3,787,960)	(3,116,695)	(2,492,597)	(1,802,213)
Operating income percentage	(40.3)%	(79.8)%	(131.6)%	(104.5)%	(71.5)%	(34.5)%
Net loss	$(2,962,890)	$(2,588,232)	$(4,399,673)	$(3,493,306)	$(2,326,523)	$(2,032,955)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD, VuLink and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $1,437,309 on revenues of $3,563,550 for second quarter 2018, which continued a series of quarterly losses resulting from competitive pressures, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, litigation expenses relating to the patent infringement and the reduction of our gross margins.

A number of factors and trends affected our recent performance, which include:

●	Revenues increased in second quarter 2018 to $3,563,550 compared to previous quarters. The primary reason for the revenue increases in second quarter 2018 is that we rectified the supply chain issues that had prevented us from shipping our revenue backlog during the March 31, 2018 quarter. Our in-car and body-worn systems are facing increased competition as our competitors have released new products with advanced features. We have development projects that will address this issue by introducing a new product platform specifically for in-car systems, which we expect to be in production by fourth quarter 2018. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market during 2017 and 2018 and has continued to pressure our revenues.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	We recently announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the new relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every race track, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $181,000 in Q-2 2018, an increase of $89,000 (96%) over the comparable quarter in 2017. Additionally, revenues from extended warranties have also been increasing and were approximately $273,000 for the three months ended June 30, 2018, compared to $208,000 for the prior year period for an increase of $65,000 (31%). We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in 2018 and beyond. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. The goal of this new service revenue model is to positively impact our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our international revenues increased to $210,129 (3% of total revenues) during the six months ended June 30, 2018, compared to $89,847 (1% of total revenues) during the six months ended June 30, 2017. We are marketing our newer products, including the FleetVu driver monitoring and management service, the VuLink and the FirstVU HD internationally.

●	The Company has undertaken a program in recent quarters to substantially reduce selling, general and administrative (“SG&A”) expenses through headcount reductions and other SG&A cost reduction measures. Our operating results reflect significant reductions in overall SG&A expenses compared to previous quarters. Management expects this trend to continue throughout 2018.

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

For the Three Months Ended June 30, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Three Months Ended June 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	55%	66%
Gross profit	45%	34%
Selling, general and administrative expenses:
Research and development expense	9%	24%
Selling, advertising and promotional expense	20%	27%
Stock-based compensation expense	17%	4%
General and administrative expense	39%	50%
Total selling, general and administrative expenses	85%	105%
Operating loss	(40%)	(71%)
Change in fair value of secured convertible debentures	(23%)	6%
Change in warrant derivative liabilities	(9%)	—%
Secured convertible debenture issuance expenses	(6%)	—%
Other income and interest expense, net	(5%)	(2)%
Loss before income tax benefit	(83%)	(67%)
Income tax (provision)	—%	—%
Net loss	(83%)	(67%)
Net loss per share information:
Basic	$(0.42)	$(0.41)
Diluted	$(0.42)	$(0.41)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has an additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,795
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for second quarter 2018 and second quarter 2017 were derived from the following sources:

	Three months ended June 30,
	2018	2017
DVM-800	50%	51%
FirstVu HD	11%	10%
Repair and service	9%	7%
DVM-250 Plus	5%	9%
Cloud service revenue	5%	3%
DVM-750	4%	2%
VuLink	3%	2%
DVM-100 & DVM-400	1%	1%
Accessories and other revenues	12%	15%
	100%	100%

Product revenues for the three months ended June 30, 2018 and 2017 were $2,993,700 and $3,056,810, respectively, a decrease of $63,110 (2%), due to the following factors:

●	Product revenues increased in second quarter 2018 to $2,993,700 from $1,991,113 in first quarter 2018. The primary reason for the revenue increases in second quarter 2018 compared to first quarter 2018 is that we rectified the supply chain issues that prevented us from shipping approximately $705,000 of revenue backlog at March 31, 2018.

●	In general, our revenues were pressured as our in-car and body-worn systems are facing increased competition because our competitors have released new products with more features. We have projects that we believe will address this issue by developing a new product platform specifically for in-car systems, which we expect to be in production by fourth quarter 2018. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues also declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, in 2017 one of our competitors introduced a body-camera including cloud storage free for one year that has continued to disrupt the market and pressure our revenues.

●	We shipped three individual orders in excess of $100,000, for the three months ended June 30, 2018 compared to four individual orders in excess of $100,000, for a total of approximately $493,000 in revenue and deferred revenue, for the three months ended June 30, 2017. Our average order size decreased to approximately $2,276 in the three months ended June 30, 2018 from $2,430 during the three months ended June 30, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues increased to $177,404 (5% of total revenues) during second quarter 2018, compared to $60,041 (2% of total revenues) during second quarter 2017. Our second quarter 2018 international revenues were encouraging. The international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the three months ended June 30, 2018 and 2017 were $569,850 and $429,692, respectively, an increase of $140,158 (33%), due to the following factors:

●	Cloud revenues were $181,419 and $92,398 for the three months ended June 30, 2018 and 2017, respectively, an increase of $89,021 (96%). We have experienced increased interest in our cloud solutions for law enforcement and a growing number of our commercial customers has implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue and accelerate throughout 2018 as we restarted the American Medical Response (“AMR”) contract and the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $273,471 and $208,016 the three months ended June 30, 2018 and 2017, respectively, an increase of $65,455 (31%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2018.

●	Installation service revenues were $22,021 and $12,643 for the three months ended June 30, 2018 and 2017, respectively, an increase of $9,378 (74%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

Total revenues for the three months ended June 30, 2018 and 2017 were $3,563,550 and $3,486,502, respectively, an increase of $77,048 (2%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended June 30, 2018 and 2017 was $1,831,515 and $1,959,274, respectively, a decrease of $127,759 (7%). The decrease in cost of goods sold is commensurate with the 2% decrease in product revenues and product cost of sales as a percentage of revenues decreasing to 55% in 2018 from 66% in 2017.

Cost of service and other revenues for the three months ended June 30, 2018 and 2017 was $113,468 and $354,012, respectively, a decrease of $240,544 (68%). The decrease in service and other cost of goods sold is primarily due to a shift from lower margin installation service to higher margin cloud storage and asset tracking unit revenues. Q-2 2017 service revenues were primarily related to the AMR contract installations, which were significantly less in Q-2 2018. Warranty repair costs were also higher in the three months ended June 30, 2017 as we had additional staffing in the warranty repair department in 2017 compared to 2018.

Total cost of sales as a percentage of revenues decreased to 55% during the three months ended June 30, 2018 compared to 66% for the three months ended June 30, 2017. We believe our gross margins will continue to improve during the remainder of 2018 if we can increase revenues, continue to reduce product warranty issues and continue to shift revenues to the higher margin cloud services.

We had $2,553,164 and $2,990,702 in reserves for obsolete and excess inventories at June 30, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,377,264 and $4,621,704 at June 30, 2018 and December 31, 2017, respectively, a decrease of $244,440 (5%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $5,733,395 and $6,313,601 at June 30, 2018 and December 31, 2017, respectively, a decrease of $1,231,229 (21%). The decrease in finished goods was primarily related to reductions in our DVM-750 product line, test and evaluation and replacement inventory. The decrease in the inventory reserve is primarily due to the reduction of test and evaluation and replacement inventory levels which were partially reserved. We believe the reserves are appropriate given our inventory levels at June 30, 2018.

Gross Profit

Gross profit for the three months ended June 30, 2018 and 2017 was $1,618,467 and $1,173,216, respectively, an increase of $445,251 (38%). The increase is primarily the result of improvement in our cost of sales as a percentage of revenues which decreased to 55% during the three months ended June 30, 2018 from 66% for the three months ended June 30, 2017. In addition we experienced a 2% increase in sales during Q-2 2018 compared to Q-2 2017. We believe that gross margins will improve during 2018 and beyond if we improve revenue levels and reduce product warranty issues. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our DVM-800, DVM-800 HD, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2018. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,055,776 and $3,665,813 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $610,037 (17%). Overall selling, general and administrative expenses as a percentage of sales decreased to 85% in second quarter 2018 from 105% in the same period in 2017. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended June 30,
	2018	2017
Research and development expense	$333,760	$846,460
Selling, advertising and promotional expense	712,008	952,312
Stock-based compensation expense	594,228	115,756
Professional fees and expense	422,320	351,714
Executive, sales and administrative staff payroll	431,138	684,493
Other	562,322	715,078
Total	$3,055,776	$3,665,813

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products however we are now relying more on contracted engineering services on an “as-needed” basis. Our research and development expenses totaled $333,760 and $846,460 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $512,700 (61%). We employed 11 engineers at June 30, 2018 compared to 35 engineers at June 30, 2017. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 61% reduction in research and development in Q-2 2018 compared to Q-2 2017. In prior years we had increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 9% for the three months ended June 30, 2018 compared to 24% for the three months ended June 30, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $706,508 and $952,312 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $245,804 (26%). The decrease was primarily attributable to the reduction of salesman in the law enforcement channel in late 2017. Salesmen salaries and commissions represent the primary components of these costs and were $594,831 and $809,259 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $214,428 (26%). The effective commission rate was 16.7% for the three months ended June 30, 2018 compared to 23.2% for the three months ended June 30, 2017.

Promotional and advertising expenses totaled $111,677 during the three months ended June 30, 2018 compared to $143,053 for the three months ended June 30, 2017, a decrease of $31,376 (22%). The decrease is primarily attributable reducing the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses were also a component of our strategy to reduce SG&A expenses.

Stock-based compensation expense. Stock based compensation expense totaled $594,228 and $115,756 for the three months ended June 30, 2018 and 2017, respectively, an increase of $478,472 (413%). The increase is primarily due to the increased amortization during the three months ended June 30, 2018 related to the restricted stock granted during 2018 and 2017 to our officers, directors, and other employees. In 2018 we granted 184,500 shares of restricted stock to employees and officers and in 2017, we granted 100,000 stock options and 522,000 shares of restricted stock to employees, officers and directors for which the grant date fair-value amounts were amortized to expense. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons. In 2017, the Company adopted the new accounting standard issued by the FASB to reduce the complexity of accounting for stock compensation and elected to account for stock option forfeitures as they occur. For the three months ended June 30, 2017 there were 50,000 stock options forfeited, which decreased stock compensation expense for the three months ended June 30, 2017.

Professional fees and expense. Professional fees and expenses totaled $422,320 and $351,714 for the three months ended June 30, 2018 and 2017, respectively, an increase of $70,606 (20%). The increase in professional fees and expenses in 2018 compared to 2017 is primarily attributable to increased litigation expenses related to the ongoing Axon and WatchGuard lawsuits. The Axon and WatchGuard case stays have now been lifted and both lawsuits are now proceeding towards trial. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during 2018 as we proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $431,138 and $684,493 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $253,355 (37%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 168 total employees at June 30, 2017 compared to approximately 83 at June 30, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses were a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $562,322 and $715,078 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $152,756 (21%). The decrease in other expenses in the second quarter 2018 compared to the second quarter 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons stated, our operating loss was $(1,437,309) and $(2,492,597) for the three months ended June 30, 2018 and 2017, respectively, an improvement of $1,055,288 (42%). Operating loss as a percentage of revenues decreased to 40% in 2018 from 71% in 2017.

Interest Income

Interest income decreased to $684 for the three months ended June 30, 2018 from $3,797 in 2017 which reflected our overall lower cash and cash equivalent levels in 2018 compared to 2017.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and June 30, 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a charge of $271,595 for the three months ended June 30, 2018 compared to a gain of $13,114 for the three months ended June 30, 2017. The total change in fair value of the warrant derivatives was a charge of $310,195 for the three months ended June 30, 2018 compared to a gain of $13,114 for the same period 2017. There remained warrants outstanding exercisable to purchase 151,738 common shares at June 30, 2018 and the respective warrant derivative liability balance $287,522 at June 30, 2018.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $6.875 million principal amount of the 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the 2018 Debentures which yielded an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the debentures including their embedded derivatives as of June 30, 2018. The change in fair value of the 2018 Debentures was $842,783 from origination date to June 30, 2018, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record our $6.875 million principal amount of the 2018 Debentures issued in April and May 2018 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $220,312 for the three months ended June 30, 2018. The issuance costs included a $150,000 placement agent fee and the remainder was primarily legal fees. No similar debt issuances occurred during the three months ended June 30, 2017.

Interest Expense

We incurred interest expense of $152,975 and $80,436 during the three months ended June 30, 2018 and 2017. The increase is primarily attributable to the $6.875 million principal amount of the 2018 Debentures we issued in April and May 2018, which bore interest at the rate of 8% per annum on the outstanding principal balance.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,962,890 and $2,326,523 for the three months ended June 30, 2018 and 2017, respectively, a deterioration of $636,367 (27%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended June 30, 2018 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2018.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,962,890 and $2,326,523 for the three months ended June 30, 2018 and 2017, respectively, a deterioration of $636,367 (60%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.42 and $0.41 for the three months ended June 30, 2018 and 2017, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2018 and 2017 because of the net loss reported for each period.

For the Six Months Ended June 30, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	55%	60%

Gross profit	45%	40%
Selling, general and administrative expenses:
Research and development expense	13%	19%
Selling, advertising and promotional expense	23%	23%
Stock-based compensation expense	18%	6%
General and administrative expense	48%	41%

Total selling, general and administrative expenses	102%	89%

Operating loss	(57%)	(49%)
Change in fair value of secured convertible debentures	(14%)	1%
Loss on the extinguishment of secured convertible debentures	(8%)	—%
Change in warrant derivative liabilities	(5%)	—%
Secured convertible debentures issuance expense	(4%)	—%
Other income and interest expense, net	(4%)	(2%)

Loss before income tax benefit	(92%)	(50%)
Income tax benefit	—%	—%

Net loss	(92%)	(50%)

Net loss per share information:
Basic	$(0.78)	$(0.77)

Diluted	$(0.78)	$(0.77)

Revenues for the six months ended 2018 and 2017, respectively, were derived from the following sources:

	Six months ended June 30,
	2018	2017
DVM-800	47%	48%
FirstVU HD	11%	12%
DVM-250 Plus	6%	12%
DVM-750	4%	2%
DVM-100 & DVM-400	1%	2%
VuLink	2%	2%
Cloud service revenue	6%	2%
Repair and service	10%	7%
Accessories and other revenues	13%	12%
	100%	100%

Product revenues for the six months ended June 30, 2018 and 2017 were $4,984,813 and $7,742,170, respectively, a decrease of $2,757,357 (36%), due to the following factors:

●	In general we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition as our competitors have released new products with more features. We have development projects that we believe will address this issue by introducing a new product platform specifically for in-car systems, which we expect to be in production by fourth quarter 2018. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, in 2017 one of our competitors introduced a body-camera including cloud storage free for one year that has continued to disrupt the market and pressure our revenues. We also had a decline in revenues attributable to the AMR contract being put on hold pending an upgrade of deployed units.

●	In addition, the product revenues for the six months ended June 30, 2017 included approximately $680,000 in revenues related to the AMR contract which did not recur in 2018. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on first quarter 2017 revenues. We had expected increases in our commercial event recorder revenues given the AMR contract, but in summer 2017 AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the late 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. We have agreed upon a plan to update and upgrade our existing equipment and resume deliveries under the contract with AMR, including the potential roll out to new locations in 2018. The parties are now implementing the updates/upgrades of equipment, including the installation of ATU’S, which would increase recurring revenue generated under the current contract for 2018 and beyond. We are hopeful that full-scale deliveries will resume under the contract during the remainder of 2018, although we can offer no assurances in this regard.

●	We shipped three individual orders in excess of $100,000, for a total of approximately $493,000 in revenue and deferred revenue for the six months ended June 30, 2018 compared to eight individual orders in excess of $100,000, for a total of approximately $2,178,000 in revenue and deferred revenue for the six months ended June 30, 2017. Our average order size decreased to approximately $2,216 in the six months ended June 30, 2018 from $2,875 during the six months ended June 30, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues increased to $210,129 (3% of total revenues) during the six months ended June 30, 2018, compared to $89,847 (1% of total revenues) during the six months ended June 30, 2017. The international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the six months ended June 30, 2018 and 2017 were $1,050,250 and $974,192, respectively, an increase of $76,058 (8%), due to the following factors:

●	Cloud revenues were $326,741 and $141,946 for the six months ended June 30, 2018 and 2017, respectively, an increase of $184,795 (130%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue and accelerate throughout 2018 as we restart the AMR contract and the migration from local storage to cloud storage continues in our customer base.

●	Installation service revenues were $46,565 and $146,860 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $100,295 (71%). In early 2017 we were awarded the AMR contract for the installation of 1,550 three camera DV-250 systems which resulted in the higher installation services in 2017. We did not have any similar large customer installations in 2018. Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

●	Revenues from extended warranty services were $526,133 and $402,354 the six months ended June 30, 2018 and 2017, respectively, an increase of $123,779 (31%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2018.

Total revenues for the six months ended June 30, 2018 and 2017 were $6,035,063 and $8,716,362, respectively, a decrease of $2,681,299 (31%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the six months ended June 30, 2018 and 2017 was $3,080,360 and $4,733,311, respectively, a decrease of $1,652,951 (35%). The decrease in cost of goods sold is primarily due to the 36% decrease in product revenues for the six months ended June 30, 2018 compared to 2017.

Cost of service and other revenues for the six months ended June 30, 2018 and 2017 was $226,842 and $532,986, respectively, a decrease of $306,144 (57%). The decrease in service and other cost of goods sold is primarily due to a shift from lower margin installation service to higher margin cloud storage and asset tracking unit revenues. Q-2 2017 service revenues were primarily related to the AMR contract installations which were significantly less in Q-2 2018. Warranty repair costs were also higher in the six months ended June 30, 2017 as we had additional staffing in the warranty repair department in 2017 compared to 2018.

Total cost of sales as a percentage of revenues decreased to 55% during the six months ended June 30, 2018 compared to 60% for the six months ended June 30, 2017. We believe our gross margins will continue to improve if we improve revenue levels and continue to reduce product warranty issues.

Gross Profit

Gross profit for the six months ended June 30, 2018 and 2017 was $2,727,861 and $3,450,065, respectively, a decrease of $722,204 (21%). The decrease is primarily attributable to the 31% decrease in revenues for the six months ended June 30, 2018 compared to 2017 offset by cost of sales as a percentage of revenues decreasing to 55% from 60% for the same periods We believe that gross margins will continue to improve in 2017 because we have corrected the quality control and other warranty related issues affecting our FirstVU HD product during recent quarters. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our newer products, in particular the DVM-800, VuLink, DVM-800 HD, FirstVU HD and cloud-based evidence storage and management offering, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2018. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,138,486 and $7,744,875 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1,606,389 (21%). Selling, general and administrative expenses as a percentage of sales increased to 102% in 2018 from 89% in 2017. The significant components of selling, general and administrative expenses are as follows:

	Six Months Ended June 30,
	2018	2017
Research and development expense	$773,880	$1,664,351
Selling, advertising and promotional expense	1,386,413	1,987,834
Stock-based compensation expense	1,087,746	502,789
Professional fees and expense	810,905	775,490
Executive, sales and administrative staff payroll	953,918	1,370,852
Other	1,125,624	1,443,559
Total	$6,138,486	$7,744,875

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products; however, we are now relying more on contracted engineering services on an “as-needed” basis. Our research and development expenses totaled $773,880 and $1,664,351 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $890,471 (54%). We employed 11 engineers at June 30, 2018 compared to 35 engineers at June 30, 2017, most of whom are dedicated to research and development activities for new products. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 54% reduction in research and development in the six months ended June 30, 2018 compared the same period 2017. In prior years we had increased our engineering staff of web-based developers as we expanded our offerings to include, among other items, cloud-based evidence storage and management for our law enforcement customers (VuVault.net) and our web-based commercial fleet driver monitoring and management tool (FleetVU Manager). Research and development expenses as a percentage of total revenues were 12% for the six months ended June 30, 2018 compared to 19% for the six months ended June 30, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,380,913 and $1,987,834 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $606,921 (31%), which is commensurate with the 36% decline in revenues. Salesman salaries and commissions represent the primary components of these costs and were $1,189,667 for the six months ended June 30, 2018 compared to $1,717,505 for the six months ended June 30, 2017, a decrease of $527,838 (31%). We reduced the number of salesman in our law enforcement channel in late 2017. The overall effective commission rate was 19.7% for the six months ended June 30, 2018 and June 30, 2017.

Promotional and advertising expenses totaled $191,246 during the six months ended June 30, 2018 compared to $270,329 during the six months ended June 30, 2017, a decrease of $79,083 (29%). The decrease is primarily attributable reducing the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses was also a component of the Company’s strategy to reduce SG&A expenses.

Stock-based compensation expense. Stock based compensation expense totaled $1,087,747 and $502,789 for the six months ended June 30, 2018 and 2017, respectively, an increase of $584,958 (116%). The increase is primarily due to the increased amortization during the six months ended June 30, 2018 related to the restricted stock granted during 2017 and 2016 to our officers, directors, and other employees. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons. In 2017, the Company adopted the new accounting standard issued by the FASB to reduce the complexity of accounting for stock compensation and elected to account for stock option forfeitures as they occur. For the six months ended June 30, 2017 there were 52,609 stock options that were forfeited, which decreased stock compensation expense for the six months ended June 30, 2017.

Professional fees and expense. Professional fees and expenses totaled $810,905 and $775,490 for the six months ended June 30, 2018 and 2017, respectively, an increase of $35,415 (5%). The increase in professional fees and expenses in 2018 compared to 2017 is primarily attributable to higher litigation expenses related to the Axon and WatchGuard lawsuits. The Axon and WatchGuard case stays have now been lifted and both cases are now proceeding towards trial. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during 2018 as we proceed to trial. We intend to pursue recovery from Utility, Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $953,918 and $1,370,852 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $416,934 (30%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 168 total employees at June 30, 2017 compared to approximately 83 at June 30, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses were a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $1,125,623 and $1,443,559 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $317,936 (22%). The decrease in other expenses in 2018 compared to 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons previously stated, our operating loss was $(3,417,108) and $(4,294,810) for the six months ended June 30, 2018 and 2017, respectively, an improvement of $877,702 (20%). Operating loss as a percentage of revenues increased to 56% for the first six months of 2018 from 49% for the same period in 2017.

Interest Income

Interest income decreased to $2,300 for the six months ended June 30, 2018 from $8,858 in 2017.

Interest Expense

We incurred interest expense of $283,203 and $160,987 during the six months ended June 30, 2018 and 2017. The increase is primarily attributable to the $6.875 million principal amount of 2018 Debentures we issued in April and May 2018, which bear interest at the rate of 8% per annum on the outstanding principal balance.

Change in Warrant Derivative Liabilities

Detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, were issued in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and June 30, 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a charge of $309,306 for the six months ended June 30, 2018 compared to a gain of $13,719 for the six months ended June 30, 2017. There remained warrants outstanding exercisable to purchase 151,738 common shares at June 30, 2018 and the respective warrant derivative liability balance $287,522 at June 30, 2018.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of 2016 Debentures that we retired on April 3, 2018 on their fair value basis. The change in fair value of the debentures was $12,807 during the six months ended June 30, 2018, which was recognized as a gain in the Condensed Consolidated Statement of Operations. We paid these Debentures on April 3, 2018.

We elected to account for the $6.875 million principal amount of 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the debentures which yielded an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. The change in fair value of the 2018 Debentures was $842,783 from origination date to June 30, 2018, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Loss on Extinguishment of Secured Convertible Debentures

The Board of Directors approved the Private Placement of $6.875 million of 2018 Debentures and 806,667 Warrants exercisable to purchase 916,667 shares of common stock of the Company. The Private Placement closed on April 3, 2018.

The Private Placement resulted in gross proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds was used to repay in full the 2016 Debentures, which matured on March 30, 2018, and approximately $758,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds was used for working capital purposes.

In conjunction with the transaction the Company recorded a loss on extinguishment of the 2016 Debentures totaling $500,000 for the six months ended June 30, 2018. There was no similar extinguishment of 2016 Debentures in 2017.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record our $6.875 million 2018 Debenture issued in April and May 2018 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $220,312 for the six months ended June 30, 2018. The issuance costs included a $150,000 placement agent fee and the remainder was primarily legal fees. No similar debt issuances occurred in 2017.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $5,551,122 and $4,359,478 for the six months ended June 30, 2018 and 2017, respectively, a deterioration of $1,191,644 (27%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the six months ended June 30, 2018 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2018.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $5,551,122 and $4,359,478 for the six months ended June 30, 2018 and 2017, respectively, a deterioration of $1,191,644 (27%).

Liquidity and Capital Resources

Overall:

The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this overall strategic alternatives process, the Board of Directors approved the Proceeds Investment Agreement, which is more fully described below in Subsequent Developments. Management believes this financing will address the Company’s near-term liquidity needs.

Subsequent Developments:

On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA Agreement”) with Brickell Key Investments LP (“BKI”), under which BKI funded an aggregate of $500,000 (the “First Tranche”) that the Company to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA Agreement (the “Patent Assets”) and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA Agreement. Pursuant to the PIA Agreement, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche,” and collectively with the First Tranche, the “Financing Amount”).

Pursuant to the PIA Agreement and in consideration for the Financing Amount, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to the Company or its affiliates agreed to in a settlement or awarded in judgment in connection with the Patent Assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the Agreement) and (ii) if BKI has not received its minimum return by the earlier of (x) a liquidity event (as defined in the Agreement) and (y) July 31, 2020, then the Company agreed to assign to BKI 100% of all the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4.0 million.

Pursuant to the PIA Agreement and subject to BKI funding the Second Tranche, the Company will grant BKI (i) a senior security interest in the Patent Assets, the claims (as defined in the Agreement) and the Patent Assets Proceeds until such time as the minimum return is paid, in which case, the security interest on the Patent Assets, the Claims and the Patent Assets Proceeds will be released, and (ii) a senior security interest in all other assets of the Company until such time as the minimum return is paid on $4 million, in which case, the security interest on such other assets will be released.

The security interest will be enforceable by BKI if the Company is in default under the PIA Agreement which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA Agreement; (ii) the Company fails to comply with any provision of the PIA Agreement, the PIA Warrant or any other agreement or document contemplated under the PIA Agreement; (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company; (iv) the Company’s creditors commence actions against it (which are not subsequently discharged) that affect material assets of the Company; (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000; (vi) the Company fails, within five (5) business days following the closing of the Second Tranche, to fully satisfy its obligations to certain holders of the Company’s 2018 Debentures as listed in the PIA Agreement and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders; or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA Agreement.

PIA Warrant

As provided for in the PIA Agreement, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock, par value $0.001 per share (the “PIA Warrant”), at an exercise price equal to the higher of (i) $2.60 per share or (ii) the closing market price as quoted on the trading market (as defined in the PIA Warrant) on the day prior to the issuance date of the PIA Warrant, provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given. In connection with the issuance of the PIA Warrant, the Company and BKI entered into a letter agreement providing that if the Second Tranche is not funded, then BKI would be entitled to a pro-rata percentage ($500,000 divided by $10,000,000) of the PIA Warrant. The Company has agreed to promptly issue a new PIA Warrant reflecting this adjustment.

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

On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note issued in September 2017 into a new note (the “Secured Note”) with a principal balance of $658,500 that is due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note is secured by the Company’s intellectual property portfolio, as such term is defined in the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company used the proceeds of the foregoing note transactions for general working capital purposes. The Secured Note was retired on April 3, 2018.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and was due and payable in full on June 7, 2018. The note is secured by the inventory of the Company and junior to senior liens held by the holders of the Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note is convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at a conversion price of $3.25 per share. The March Note matured on June 7, 2018 and has been extended to September 30, 2018. The conversion price and exercise price are subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

On April 3, 2018, and May 11, 2018, the Company completed the 2018 Private Placement of $6.875 million of principal amount of the 2018 Debentures and warrants to purchase 916,667 shares of common stock of the Company to institutional investors. The 2018 Debentures and 2018 Warrants were issued pursuant to a securities purchase agreement between the Company and the purchasers’ signatory thereto. Additionally, a portion of the 2018 Debentures and 2018 Warrants were issued to two institutional investors pursuant to their respective participation rights under a securities purchase agreement, dated August 21, 2017, as discussed below. One of the institutional investors that participated pursuant to the 2017 common stock issuance closed its tranche with the Company on May 11, 2018. The 2018 Private Placement resulted in gross cash proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. The proceeds were used primarily for full repayment of the 2016 Debentures described above, other outstanding subordinated debt of the Company, working capital, and general corporate purposes.

On August 23, 2017, we closed a $3.0 million offering of our common stock and common stock purchase warrants in a registered direct offering. At the closing, we sold to institutional investors in a registered direct offering an aggregate of 940,000 shares of our common stock at a price of $3.00 per share and Series B Warrants, for gross offering proceeds of $3.0 million. For each share of common stock purchased, investors received two registered warrants, each with an exercise price of $3.36 per share (the “Series A-1 Warrant” and the “Series A-2 Warrant”). The Series A-1 Warrants are exercisable to purchase up to 680,000 shares of common stock and have a term of five years commencing six months following the closing date. The Series A-2 warrants are immediately exercisable to purchase a 200,000 shares of common stock and have a term of five years commencing on the closing date. Additionally, the Company issued to certain of the investors, in lieu of shares of common stock at closing, Series B Warrants that are immediately exercisable (the “Series B Warrant”) to purchase 60,000 shares of common stock for which the investors paid $2.99 per share at the closing and will pay $0.01 per share upon exercise of the Series B Warrant so that such investors’ beneficial ownership interest would not exceed 9.9% of the issued and outstanding shares of common stock. The Series B Warrants terminate upon exercise in full. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million. The foregoing warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to pay a portion of the outstanding principal balance of the Debentures, retire one of the June Notes and for working capital purposes.

On December 30, 2016, we completed a private placement of $4.0 million principal amount of 2016 Debentures with two institutional investors. The 2016 Debentures bear interest at 8% per annum payable in cash on a quarterly basis and are secured by substantially all our tangible and certain intangible assets. In addition, we issued the investors warrants to acquire 800,000 shares of common stock at $5.00 per share. We made payments of $750,000 against the 2016 Debentures on August 24, 2017. The 2016 Debentures matured on March 30, 2018 and were convertible at any time six months after their date of issue at the option of the holders into shares of common stock at $5.00 per share. In addition, we could elect to redeem the Debentures at 112% of their outstanding principal balance and could force conversion by the holders if the market price exceeds $7.50 per share for ten consecutive trading days. We used the proceeds of this private placement for general working capital purposes. We retired the 2016 Debentures with part of the proceeds of the 2018 Debentures issued in April 2018.

As discussed in “Subsequent Developments” above, the Company entered into the PIA Private Placement on July 31, 2018 which will allow for funding not to exceed $10 million. Upon full funding of the PIA Private Placement the Company intends to retire the 2018 Debentures, fund litigation expenses and for general working capital purposes. This recent development is a part of the strategic alternatives initiatives discussed above, which specifically addressed the Company’s near-term liquidity needs.

If we must further supplement our liquidity to support our operations in 2018, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2018 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and most recently by the 2018 Private Placement and PIA Financing in August 2018. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard. In addition, in early 2018 we reduced our operating overhead significantly by a reduction in work force and other cost saving measures.

Further, we had warrants outstanding exercisable to purchase 4,385,671 shares of common stock at a weighted average exercise price $5.56 per share outstanding as of June 30, 2018. In addition, there are common stock options outstanding exercisable to purchase 274,637 shares at an average price of $4.55 per share. We could potentially use such outstanding warrants to provide near-term liquidity if and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2018, although we can offer no assurances in this regard.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year after the date of the issuance of these consolidated condensed financial statements in this Report.

We had $471,840 of available cash and equivalents and net working capital of approximately $(538,260) as of June 30, 2018. Net working capital as of June 30, 2018 includes approximately $2.1 million of accounts receivable and $7.8 million of inventory.

Cash and cash equivalents balances: As of June 30, 2018, we had cash and cash equivalents with an aggregate balance of $471,840, an increase from a balance of $54,712 at December 31, 2017. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $417,128 net increase in cash during the six months ended June 30, 2018:

●	Operating activities: $1,522,067 of net cash used in operating activities. Net cash used in operating activities was $1,522,067 and $3,374,552 for the six months ended June 30, 2018 and 2017, respectively, an improvement of $1,852,485. The improvement was primarily the result of increases in non-cash charges such as changes in fair value of secured convertible debt and warrant derivative liabilities, stock based compensation and decreases in inventory and increases in contract liabilities. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2018, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities: $416,099 of net cash provided by investing activities. Cash provided by investing activities was $416,099 for the six months ended June 30, 2018 compared to cash used in investing activities of $367,319 for the six months ended June 30, 2017. We satisfied the requirements to maintain a minimum cash balance of $500,000 on March 30, 2018 as defined in the Secured Convertible Debenture (see Note 6) and the restriction was lifted and the funds became available for working capital needs. In 2018 and 2017, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities: $1,523,096 of net cash provided by financing activities. Cash provided by financing activities was $1,523,096 and $683,837 for the six months ended June 30, 2018 and 2017, respectively. On April 3, 2018 and May 11, 2018 we received proceeds of $6,250,000 from a the 2018 Debentures and warrants primarily for full repayment of the 2016 Debentures issued in December 2016 and other outstanding debt of the company, working capital and general corporate purposes. On March 7, 2018, we received $250,000 of proceeds from the issuance of the March Note for general working capital purposes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $417,128 to $471,840 for the six months ended June 30, 2018.

Commitments:

We had $471,840 of cash and cash equivalent balances and net negative working capital approximating $(538,260) as of June 30, 2018. Accounts receivable balances represented $2,058,511 of our net working capital at June 30, 2018. We intend to collect our outstanding receivables on a timely basis during 2018, which would help to provide positive cash flow to support our operations during the balance of 2018. Inventory represented $7,844,806 of our net working capital at June 30, 2018 and finished goods represented $5,733,395 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2018 by our sales activities, which should provide additional cash flow to help support our operations during 2018.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2018.

Lease Commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $198,862 for the six months ended June 30, 2018 and 2017. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2018 (period from July 1, 2018 to December 31, 2018)	$226,131
2019	457,327
2020	154,131
$837,589

License agreements. We had several license agreements under which we had been assigned the rights to certain materials used in our products. Certain of these agreements required us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis Royalty expense related to these agreements aggregated $0 and $6,250 for the three months ended June 30, 2018 and 2017, respectively, and $2,083 and $8,688 for the six months ended June 30, 2018 and 2017, respectively.

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

Axon

The Company owns the “ ‘452 Patent”, which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and the Company is appealing this decision to the United States Supreme Court.

In December 2016 and January 2017, Axon filed two petitions for Inter Parts Review (“IPR”) against the ‘452 Patent. The USPTO rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery will now close on September 17, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by TASER’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

Year	Sponsorship fee
2015	$ 375,000
2016	$ 475,000
2017	$ 475,000
2018	$ 500,000
2019	$ 500,000

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $0 and $6,595 for the six months ended June 30, 2018 and 2017. The Company is negotiating with the Web.com Tour golf tournament officials to terminate the Agreement and the sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to the Company.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $28,973 and $47,055 for the three months ended June 30, 2018 and 2017, respectively, and $58,348 and $94,326 for the six months ended June 30, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of June 30, 2018, the Company had advanced a total of $280,807 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $194,972. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company is required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which can be extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. As of June 30, 2018, the Company had advanced a total of $5,720 pursuant to this agreement.

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

Revenue Recognition / Allowances for Doubtful Accounts. We recognize revenue under the core principle to depict the transfer of control our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, the we apply the following five –step approach:

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $223.1 million since we commenced deliveries during 2006. As of June 30, 2018 and December 31, 2017, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2018. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw material and component parts	$4,377,264	$4,621,704
Work-in-process	287,311	155,087
Finished goods	5,733,395	6,964,624

Subtotal	10,397,970	11,741,415
Reserve for excess and obsolete inventory	(2,553,164)	(2,990,702)

Total	$7,844,806	$8,750,713

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 24.6% of the gross inventory balance at June 30, 2018, compared to 25.5% of the gross inventory balance at December 31, 2017. We had $2,553,164 and $2,990,702 in reserves for obsolete and excess inventories at June 30, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,377,264 and $4,621,704 at June 30, 2018 and December 31, 2017, respectively, a decrease of $244,440 (5%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $5,733,395 and $6,313,601 at June 30, 2018 and December 31, 2017, respectively, a decrease of $1,231,229 (21%). The decrease in finished goods was primarily in our DVM-750 product line, test and evaluation and replacement inventory. The decrease in the inventory reserve is primarily due to the reduction of test and evaluation and replacement inventory levels which were partially reserved. We believe the reserves are appropriate given our inventory levels at June 30, 2018.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $235,908 as of June 30, 2018 compared to $325,001 as of December 31, 2017 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended June 30, 2018.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2017, cumulative valuation allowances in the amount of $18,070,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2018 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2018 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2018 and 2016 we issued Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. We elected to record the 2018 and 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of June 30, 2018 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised, except for warrants exercisable to purchase 12,200 common shares at $7.32 per share. As a result of the 2018 Private Placement the reset provisions contained in these warrants resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share. In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Secured convertible debentures	$-	$-	$5,354,803	$5,354,803
Warrant derivative liabilities	$-	$-	$287,522	$287,522
	$-	$-	$5,642,325	$5,642,325

Going Concern Analysis. In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt, If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of June 30, 2018, which raised substantial doubt about our ability to continue as going concern within next twelve months but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and the Company is appealing this decision to the United States Supreme Court.

In December 2016 and January 2017, Axon filed two petitions for IPR against the ‘452 Patent. The USPTO rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery will now close on September 17, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the same two patents asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by TASER’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

On April 3, 2018, and May 11, 2018, the Company completed the 2018 Private Placement of $6.875 million in principal amount of the 2018 Debentures and warrants to purchase 916,667 shares of common stock of the Company to institutional investors. The 2018 Debentures and 2018 Warrants were issued pursuant to a securities purchase agreement between the Company and the purchasers’ signatory thereto. Additionally, a portion of the 2018 Debentures and 2018 Warrants were issued to two institutional investors pursuant to their respective participation rights under a securities purchase agreement, dated August 21, 2017. One of the institutional investors that participated pursuant to the 2017 common stock issuance closed its tranche with the Company on May 11, 2018. The 2018 Private Placement resulted in gross cash proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. The proceeds were used primarily for full repayment of the 2016 Debentures, other outstanding subordinated debt of the Company and working capital. The Company filed a Registration Statement on Form S-1 to register the 2018 Debentures and 2018 Warrants, which registration was declared effective by the Securities and Exchange Commission on June 4, 2018.

The offers and sales of securities related to the 2018 Private Placement were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placement.

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

Date: August 20, 2018

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

