Form 10-Q
period 2018-09-30
DIGITAL ALLY INC
filed 2018-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2018
Common Stock, $0.001 par value	10,424,752

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,589,050	$54,712
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2018 and 2017	2,006,116	1,978,936
Accounts receivable-other	378,954	338,618
Inventories, net	7,370,677	8,750,713
Restricted cash	—	500,000
Prepaid expenses	488,706	209,163

Total current assets	17,833,503	11,832,142

Furniture, fixtures and equipment, net	314,574	638,169
Intangible assets, net	484,075	497,180
Income tax refund receivable	90,000	90,000
Other assets	244,052	115,043

Total assets	$18,966,204	$13,172,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,501,811	$3,193,269
Accrued expenses	1,161,446	1,240,429
Derivative liabilities	—	16,816
Capital lease obligation-current	—	8,492
Contract liabilities-current	1,608,545	1,409,683
Subordinated and secured notes payable	—	1,008,500
Secured convertible debentures, at fair value	—	3,262,807
Income taxes payable	3,704	10,141

Total current liabilities	4,275,506	10,150,137

Long-term liabilities:
Proceeds investment agreement, at fair value	9,166,000	—
Contract liabilities-long term	2,187,573	2,158,649

Total liabilities	15,629,079	12,308,786

Commitments and contingencies

Stockholder’s Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 10,424,752 – 2018 and 7,037,799 – 2017	10,425	7,038
Additional paid in capital	77,538,983	64,923,735
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(72,055,057)	(61,909,799)

Total stockholders’ equity	3,337,125	863,748

Total liabilities and stockholders’ equity	$18,966,204	$13,172,534

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue:
Product	$2,334,863	$2,521,663	$7,319,676	$10,263,833
Service and other	543,196	461,914	1,593,446	1,436,106

Total revenue	2,878,059	2,983,577	8,913,122	11,699,939

Cost of revenue:
Product	$1,592,072	$1,709,046	$4,672,432	$6,450,570
Service and other	108,698	265,918	335,540	790,691

Total cost of revenue	1,700,770	1,974,964	5,007,972	7,241,261

Gross profit	1,177,289	1,008,613	3,905,150	4,458,678
Selling, general and administrative expenses:
Research and development expense	323,981	831,573	1,097,861	2,495,924
Selling, advertising and promotional expense	711,506	1,048,334	2,097,919	3,036,168
Stock-based compensation expense	669,480	478,863	1,757,227	981,652
General and administrative expense	1,382,038	1,766,538	4,272,484	5,356,439

Total selling, general and administrative expenses	3,087,005	4,125,308	9,225,491	11,870,183

Operating loss	(1,909,716)	(3,116,695)	(5,320,341)	(7,411,505)

Interest income	2,206	1,761	4,507	10,619
Interest expense	(1,083,317)	(375,048)	(1,366,520)	(536,035)
Change in warrant derivative liabilities	(9,799)	3,628	(319,105)	17,347
Secured convertible debentures issuance expense	—	—	(220,312)	—
Loss on the extinguishment of secured convertible debentures	(100,000)	—	(600,000)	—
Change in fair value of secured convertible debentures	(1,466,467)	(6,952)	(2,296,444)	66,790
Change in fair value of proceeds investment agreement	(98,487)	—	(98,487)	—

Loss before income tax expense	(4,665,580)	(3,493,306)	(10,216,702)	(7,852,784)
Income tax (expense) benefit	—	—	—	—

Net loss	$(4,665,580)	$(3,493,306)	$(10,216,702)	$(7,852,784)

Net loss per share information:
Basic	$(0.60)	$(0.56)	$(1.40)	$(1.34)
Diluted	$(0.60)	$(0.56)	$(1.40)	$(1.34)

Weighted average shares outstanding:
Basic	7,725,877	6,249,116	7,295,098	5,851,428
Diluted	7,725,877	6,249,116	7,295,098	5,851,428

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

Cumulative effects adjustment for adoption of ASC 606 (Note 1)	—	—	—	—	71,444	71,444

Stock-based compensation	—	—	1,757,227	—	—	1,757,227

Restricted common stock grant	484,500	485	(485)	—	—	—
Restricted common stock forfeitures	(33,900)	(34)	34	—	—	—
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,600,000	2,600	7,322,300	—	—	7,324,900
Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	47,657	—	—	47,657
Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	1,684,251	—	—	1,684,251
Issuance of common stock purchase warrants in connection with issuance of proceeds investment agreement	—	—	932,487	—	—	932,487
Issuance of common stock upon conversion of secured convertible debentures and accrued interest	117,476	117	293,571	—	—	293,688
Issuance of common stock upon conversion of secured notes payable and accrued interest	47,139	47	153,153	—	—	153,200
Issuance of common stock upon exercise of common stock purchase warrants	171,738	172	425,053	—	—	425,225
Net loss	—	—	—	—	(10,216,702)	(10,216,702)

Balance, September 30, 2018	10,424,752	$10,425	$77,538,983	$(2,157,226)	$(72,055,057)	$3,337,125

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	2018	2017

Cash Flows from Operating Activities:
Net loss	$(10,216,702)	$(7,852,784)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	395,819	507,358
Gain on disposal of equipment	(28,218)	—
Change in fair value of warrant derivative liabilities	319,105	(17,347)
Loss on extinguishment of secured convertible debentures	600,000	—
Secured convertible debentures issuance expense	220,312	—
Change in fair value of secured convertible debentures	2,296,444	(66,790)
Change in fair value of proceeds investment agreement	98,487	—
Interest expense added to debenture	995,368	—
Amortization of debt discount	47,657	288,895
Stock-based compensation	1,757,227	981,652
Provision for inventory obsolescence	(300,729)	417,732

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	(27,180)	658,175
Accounts receivable - other	(40,336)	(93,565)
Inventories	1,680,765	(893,412)
Prepaid expenses	(208,099)	(49,629)
Other assets	(129,009)	120,062
Increase (decrease) in:
Accounts payable	(1,691,458)	276,757
Accrued expenses	(68,294)	(380,744)
Income taxes payable	(6,437)	3,095
Contract liabilities	227,786	336,597

Net cash used in operating activities	(4,077,492)	(5,763,948)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(34,448)	(316,751)
Proceeds from the sale of equipment	76,268	—
Additions to intangible assets	(72,721)	(138,765)
Release of restriction on cash in accordance with secured convertible note	500,000	—

Net cash provided by (used) in investing activities	469,099	(455,516)
Cash Flows from Financing Activities:
Proceeds from subordinated notes payable	250,000	1,000,000
Proceeds from sale of common stock in underwritten public offering	7,324,900	—
Proceeds from proceeds investment agreement and detachable common stock purchase warrants	10,000,000	—
Proceeds from secured convertible debentures and detachable common stock purchase warrants	6,250,000	—
Principal payment on secured convertible debentures	(10,834,169)	(750,000)
Principal payment on subordinated notes payable	(1,108,500)	(350,000)
Proceeds from issuance of common stock and warrants	89,304	2,776,932
Loss on extinguishment of secured convertible debentures	(600,000)	—
Secured convertible debentures issuance expense	(220,312)	—
Principal payments on capital lease obligation	(8,492)	(24,418)

Net cash provided by financing activities	11,142,731	2,652,514

Net increase (decrease) in cash and cash equivalents	7,534,338	(3,566,950)
Cash and cash equivalents, beginning of period	54,712	3,883,124

Cash and cash equivalents, end of period	$7,589,050	$316,174

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,367,561	$166,138

Cash payments for income taxes	$6,437	$6,906

Supplemental disclosures of non-cash investing and financing activities:

Restricted common stock grant	$485	$522

Restricted common stock forfeitures	$34	$9

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$1,684,251	$—

Amounts allocated to common stock purchase warrants in connection with proceeds investment agreement	$932,487	$—

Issuance of common stock upon conversion of secured convertible debentures and payment of accrued interest	$293,688	$—

Issuance of common stock upon conversion of secured notes payable and accrued interest	$153,200	$—

Issuance of common stock upon exercise of common stock purchase warrants accounted for as derivative warrant liabilities	$335,921	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$47,657	$—

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” “Company,”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets, a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions including cloud-based fleet management and driver monitoring/training applications. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. The Company sells its products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, the Company changed certain characteristics of the revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective approach, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the nine months ended September 30, 2018 (in thousands):

			Amounts without the
	As Reported	Adjustments	Adoption of ASC 606
Revenue	8,913	—	8,913
Operating Expenses	9,225	21	9,204
Operating Profit (Loss)	(5,320)	(21)	(5,299)

The impact of the adoption of ASC 606 as of January 1, 2018 for the Company was not material and the impact of the adoption of ASC 606 on the unaudited consolidated financial statements at September 30, 2018 and the unaudited consolidated statements of operations, equity (deficit) and cash flows for the nine months ended September 30, 2018 was not material.

Upon adoption of ASC 606, the Company changed its accounting policy for the capitalization of costs to obtain contracts. Prior to the adoption of ASC 606, all commissions paid to the salesforce was recognized as commission expense including any commissions earned for future revenues. Under ASC 606, the Company is required to capitalize commissions paid to the salesforce for future revenues and recognize as commission expense as the respective revenues are earned. This change was the principal adjustment to the Company’s reported revenue and operating expenses included in the above table.

Management’s Liquidity Plan

The Company incurred substantial operating losses in the nine months ended September 30, 2018 primarily due to reduced revenues and gross margins caused by competitors’ willful infringement of its patents, specifically the auto-activation of body-worn and in-car video systems, and by competitors’ introduction of newer products with more features than those of the Company and significant price cutting of their products. The Company incurred net losses of approximately $10.1 million during the nine months ended September 30, 2018 and $12.3 million in the year ended December 31, 2017 and it had an accumulated deficit of $72.1 million as of September 30, 2018. In recent years and including 2018, the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the nine months ended September 30, 2018. The Company issued common stock and detachable common stock purchase warrants totaling $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company retired all interest-bearing debt outstanding during the nine months ended September 30, 2018. The only long-term obligations outstanding as of September 30, 2018 are associated with the proceeds investment agreement that the Company entered into during July 2018, as more fully described in Note 6.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. In 2017 the Company introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in the first nine months of 2018, which contracts include recurring revenue during the period 2018 to 2020. The Company believes that its quality control, headcount reduction and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company has retained Roth Capital Partners (“Roth”) to assist in this process. The capital raises/fundings completed on April 3, 2018, August 21, 2018, and September 28, 2018, as discussed in Notes 6 and 13, were part of this strategic alternatives review. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these consolidated condensed interim financial statements.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities, its secured convertible debentures and proceeds investment agreement on a fair value basis.

Revenue Recognition:

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situation where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Sales taxes collected on products sold are excluded from revenues and are reported as accrued expenses in the accompanying balance sheets until payments are remitted.

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

Sales returns and allowances aggregated $72,127 and $12,390 for the three months ended September 30, 2018 and 2017, respectively, and $126,373 and $(15,195) for the nine months ended September 30, 2018 and 2017, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which then caused the negative sales returns for the nine months ended September 30, 2017.

Revenues for the nine months ended September 30, 2018 and 2017 were derived from the following sources:

	Nine months ended September 30,
	2018	2017
DVM-800	$3,956,816	$5,597,673
DVM-250 Plus	617,705	1,188,283
FirstVu HD	1,070,245	1,379,625
DVM-100 & DVM-400	69,496	195,223
DVM-750	378,660	406,314
VuLink	146,896	210,398
Repair and service	1,093,141	1,176,144
Cloud service revenue	500,305	259,961
Laser Ally	79,155	35,793
Accessories and other revenues	1,000,703	1,250,525
	$8,913,122	$11,699,939

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

Proceeds investment agreement:

The Company has elected to record its proceeds investment agreement at its fair value. Accordingly, the proceeds investment agreement will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Condensed Consolidated Statement of Operations. All issuance costs related to the proceeds investment agreement were expensed as incurred in the statement of operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $12,378 and $11,858 for the three months ended September 30, 2018 and 2017, respectively, and $46,662 and $51,949 for the nine months ended September 30, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $104,395 and $346,935 for the three months ended September 30, 2018 and 2017, respectively, and $295,641 and $617,264 for the nine months ended September 30, 2018 and 2017, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2018 and 2017. There have been no penalties in the nine months ended September 30, 2018 and 2017.

The Company is subject to taxation in the United States and various states. As of September 30, 2018, the Company’s tax returns filed for 2014, 2015, and 2016 and to be filed for 2017 are subject to examination by the relevant taxing authorities. With few exceptions, as of September 30, 2018, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2014.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the nine months ended September 30, 2018 and 2017.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2018 and 2017, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales by geographic area:
United States of America	$2,787,618	$2,747,053	$8,612,552	$11,373,569
Foreign	90,441	236,524	300,570	326,370
	$2,878,059	$2,983,577	$8,913,122	$11,699,939

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

New Accounting Pronouncement:

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under existing GAAP guidance. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for the fiscal year beginning after December 15, 2018 (including interim periods within that year) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements, but expects that the adoption of ASU 2016-02 will not have a material impact on its consolidated balance sheet.

Adoption of Accounting Pronouncements:

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The adoption of this guidance had no effect on the Company’s consolidated condensed financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The adoption of ASU 2016-18 had no effect on the Company’s Consolidated Condensed Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this guidance had no effect on the Company’s consolidated condensed financial statements.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of September 30, 2018 and December 31, 2017.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues for the nine months ended September 30, 2018 and 2017. One individual customer exceeded 10% of total accounts receivable as of September 30, 2018 and totaled $205,259, or 10% of total accounts receivable. No individual customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2017.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw material and component parts	$4,462,562	$4,621,704
Work-in-process	268,989	155,087
Finished goods	5,329,099	6,964,624

Subtotal	10,060,650	11,741,415
Reserve for excess and obsolete inventory	(2,689,973)	(2,990,702)

Total	$7,370,677	$8,750,713

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $371,149 and $680,805 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	Estimated Useful Life	September 30, 2018	December 31, 2017
Office furniture, fixtures and equipment	3-10 years	$802,681	$881,306
Warehouse and production equipment	3-5 years	523,408	515,368
Demonstration and tradeshow equipment	2-5 years	426,582	426,582
Leasehold improvements	2-5 years	160,198	160,198
Rental equipment	1-3 years	119,999	93,592

Total cost		2,032,868	2,077,046

Less: accumulated depreciation and amortization		(1,718,294)	(1,438,877)

Net furniture, fixtures and equipment		$314,574	$638,169

Depreciation and amortization of furniture, fixtures and equipment aggregated $309,993 and $412,558 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6. DEBT OBLIGATIONS

Secured convertible debentures and proceeds investment agreement is comprised of the following:

	September 30, 2018	December 31, 2017
2016 Secured convertible debentures, at fair value	$—	$3,262,807
2018 Secured convertible debentures, at fair value	—	—
2018 Proceeds investment agreement, at fair value	9,166,000	—

Secured convertible debentures and proceeds investment agreement, at fair value	$9,166,000	$3,262,807

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

The Company paid the remaining balance of the 2016 Debentures on April 3, 2018 from proceeds of the 2018 secured convertible debentures described below. The Company recorded debt extinguishment costs of $600,000 during the nine months ended September 30, 2018 related to the repayment and extinguishment of the 2016 Debentures.

The change in fair value of the 2016 Debentures was $(12,807) and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company paid the remaining balances of the 2018 Debentures on August 21, 2018 from proceeds of the 2018 proceeds investment agreement described below. The change in fair value of the 2018 Debentures was $2,309,250 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively.

The following represents activity in the 2018 Debentures during the nine months ended September 30, 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the Debentures	4,565,749
Conversions exercised during the period	(275,000)
Principal payments made on Debentures	(6,600,000)
Change in the fair value during the period	2,309,251
Ending balance as of September 30, 2018	$-

2018 Proceeds Investment Agreement.

On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA Agreement”) with Brickell Key Investments LP (“BKI”), pursuant to which BKI funded an aggregate of $500,000 (the “First Tranche”) to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA Agreement and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA Agreement. Pursuant to the PIA Agreement, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche”). On August 21, 2018, BKI exercised its option on the Second Tranche for $9.5 million which completed the $10 million funding.

Pursuant to the PIA Agreement and in consideration for the $10 million in funding, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to the Company or its affiliates agreed to in a settlement or awarded in judgment in connection with the patent assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the Agreement) and (ii) if BKI has not received its minimum return by the earlier of a liquidity event (as defined in the Agreement) and July 31, 2020, then the Company agreed to assign to BKI 100% of the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4 million.

Pursuant to the PIA Agreement, the Company granted BKI (i) a senior security interest in the Patent Assets, the claims (as defined in the Agreement) and the Patent Assets Proceeds until such time as the minimum return is paid, in which case, the security interest on the patent assets, the claims and the Patent Assets Proceeds will be released, and (ii) a senior security interest in all other assets of the Company until such time as the minimum return is paid on $4.0 million, in which case, the security interest on such other assets will be released.

The security interest is enforceable by BKI if the Company is in default under the PIA Agreement which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA Agreement, (ii) the Company fails to comply with any provision of the PIA Agreement or any other agreement or document contemplated under the PIA Agreement, (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company, (iv) the Company’s creditors commence actions against the Company (which are not subsequently discharged) that affect material assets of the Company, (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000, (vi) the Company fails, within five (5) business days following the closing of the second tranche, to fully satisfy its obligations to certain holders of the Company’s senior secured convertible promissory notes listed in the PIA Agreement and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA Agreement.

Under the PIA Agreement, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock, par value $0.001 per share (the “PIA Warrant”), at an exercise price of $2.60 per share provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given.

The Company elected to account for the PIA on the fair value basis. Therefore, the Company determined the fair value of the PIA and PIA Warrants which yielded estimated fair values of the PIA and the detachable PIA Warrants as follows:

Proceeds investment agreement	$9,067,513
Common stock purchase warrants	932,487

Gross cash proceeds	$10,000,000

The following represents activity in the PIA during the nine months ended September 30, 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the proceeds investment agreement	9,067,513

Change in the fair value during the period	98,487
Ending balance as of September 30, 2018	$9,166,000

Subordinated and Secured Notes Payable. Subordinated and secured notes payable is comprised of the following:

	September 30, 2018	December 31, 2017
Subordinated and secured notes payable, at par	$—	$1,008,500

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “June Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The June Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the June Notes. The Company granted the lenders warrants (the “Warrants”) exercisable to purchase a total of 200,000 shares of its common stock at an exercise price of $3.65 per share until June 29, 2022. The Company allocated $288,895 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants issued to the lenders. The discount was amortized to interest expense ratably over the terms of the Note. On September 30, 2017, the Company obtained an extension of the maturity date of one of the June Notes to December 31, 2017 and then an extension to March 31, 2018. In connection with the initial extension, the Company issued warrants exercisable to purchase 100,000 shares of stock at $2.60 per share until November 15, 2022. On March 16, 2018, the Company issued warrants exercisable to purchase 60,000 shares of stock at $3.25 per share until March 15, 2029 for the subsequent extension. The Company treated the initial extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $180,148, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable. The Company allocated $32,370 of the proceeds of the Notes to additional paid-in-capital, which represented the grant date relative fair value of the Warrants for the subsequent extension. The discount was amortized to interest expense ratably over the terms of the Note. The Company paid the second June Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender. Such note bore interest at 8% per annum and was due and payable in full on November 30, 2017. The note was unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the note. The Company issued warrants to the lender exercisable to purchase 100,000 shares of common stock for $2.75 per share until September 30, 2022. The Company allocated $117,000 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the terms of the note. On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note payable plus accrued interest into a new note (the “Secured Note”) for $658,500 that was due and payable in full on March 1, 2018 and could be prepaid without penalty. The Secured Note was secured by the Company’s intellectual property portfolio, as such term is defined in the security agreement relating to the Secured Note. In connection with issuance of the Secured Note, the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company treated the issuance and extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $244,379, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable.

The Company paid the remaining balances of the Secured Note and subordinated note with an aggregate principal balance of $1,008,500 on April 3, 2018.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bears interest at 12% per annum and contained an original maturity date of June 7, 2018. The Company negotiated an extension of the maturity date to September 30, 2018. The March Note was secured by the inventory of the Company and junior to senior liens held by the holders of the 2018 Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note was convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at a conversion price of $3.25 per share. The conversion price and exercise price were subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Company issued warrants to the lender exercisable to purchase 36,000 shares of common stock for $3.50 per share until March 7, 2019. The Company allocated $15,287 of the proceeds of the note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the terms of the note. The Company made a principal payment of $100,000 on August 21, 2018 on the March Note. The holder converted the remaining principal and outstanding interest of the March Note into 47,319 shares of the Company’s common stock on September 20, 2018.

The discount amortized to interest expense totaled $47,657 and $-0- for the nine months ended September 30, 2018, and 2017, respectively.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$—	$—
Proceeds investment agreement	$—	$—	$9,166,000	$9,166,000
Warrant derivative liability	$—	$—	$—	$—
	$—	$—	$9,166,000	$9,166,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,262,807	$3,262,807
Warrant derivative liability	$—	$—	$16,816	$16,816
	$—	$—	$3,279,623	$3,279,623

The following table represents the change in Level 3 tier value measurements:

		2016	2018
	Warrant	Secured	Secured	Proceeds
	derivative	Convertible	Convertible	Investment
	liability	Debentures	Debentures	Agreement	Total

Balance, December 31, 2017	$16,816	$3,262,807	$—	$—	$3,279,623

Principal payments made on debentures	—	(3,250,000)	(6,600,000)	—	(9,850,000)

New secured convertible debentures	—	—	4,565,749	—	4,565,749

New proceeds investment agreement	—	—	—	9,067,513	9,067,513

Conversion of secured convertible debentures	—	—	(275,000)	—	(275,000)

Common stock purchase warrants exercised	(335,921)	—	—		(335,921)

Change in fair value of secured convertible debentures and proceeds investment agreement	—	(12,807)	2,309,251	98,487	2,394,931

Change in fair value of warrant derivative	319,105	—	—		319,105
Balance, September 30, 2018	$—	$—	$—	$9,166,000	$9,166,000

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accrued warranty expense	$186,766	$325,001
Accrued sales commissions	29,221	19,500
Accrued payroll and related fringes	320,716	242,508
Accrued insurance	119,450	53,888
Accrued rent	95,301	134,684
Accrued sales returns and allowances	35,038	17,936
Other	374,954	446,912
	$1,161,446	$1,240,429

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2018:

2018
Beginning balance	$325,001
Provision for warranty expense	98,643
Charges applied to warranty reserve	(236,878)

Ending balance	$186,766

NOTE 9. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2018 and 2017 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2018 primarily because of the Company’s history of operating losses.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. It has also entered into month-to-month leases for equipment and facilities. Rent expense was $99,431 and $99,431 for the three months ended September 30, 2018 and 2017, respectively, and $298,293 and $298,293, for the nine months September 30, 2018 and 2017, respectively. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2018 (period from October 1, 2018 to December 31, 2018)	$113,572
2019	457,327
2020	154,131

$725,030

License agreements. The Company had several license agreements under which it had been assigned the rights to certain licensed materials used in its products. Certain of these agreements required the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $0 and $6,250 for the three months ended September 30, 2018 and 2017, respectively, and $2,083 and $14,938 for the nine months ended September 30, 2018 and 2017, respectively.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and on October 1, 2018 the Supreme Court denied Digital Ally’s petition for review.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the ‘452 Patent being the same patent asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement of the District Court entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc, which was denied. Thereafter, Utility its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion was denied by the 10th Circuit. In the District Court, Utility failed or declined to file any request for the recovery of costs and the time for the award thereof, as well as for any further appeal by either party, has now expired.

The Company is also involved as a plaintiff and defendant in ordinary, routine litigation and administrative proceedings incidental to its business from time to time, including customer collections, vendor and employment-related matters. The Company believes the likely outcome of any other pending cases and proceedings will not be material to its business or its financial condition.

VieVu acquisition by Axon. On May 4, 2018, Axon announced that it had acquired 100% ownership of VieVu, LLC in a deal that includes cash, stock and a stock earn-out. On July 27, 2018, the Company and VieVu, LLC mutually agreed to and executed a termination of the supply and distribution agreement which provided for the return of all confidential information and the survival of certain provisions regarding non-disclosure of proprietary information. Effective July 27, 2018 VieVu, LLC discontinued all sales and marketing efforts involving the Company’s patented VuLink product.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $0 and $263,047 for the nine months ended September 30, 2018 and 2017. The Company is negotiating with the Web.com Tour golf tournament officials to terminate the Agreement and the sponsorship fee commitments for the 2018 and 2019 Tournaments. There can be no assurance that it will be successful in negotiating the termination of this sponsorship agreement or that if successful in such negotiations, on terms acceptable or favorable to the Company.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $26,680 and $43,455 for the three months ended September 30, 2018 and 2017, respectively, and $85,028 and $137,781 for the nine months ended September 30, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid amounts to the LLC as advances against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of September 30, 2018, the Company had advanced a total of $280,807 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $194,212. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. As of September 30, 2018, the Company had advanced a total of $37,360 pursuant to this agreement.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $669,480 and $478,863 for the three months ended September 30, 2018 and 2017 and $1,757,227 and $981,652 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 3,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 4,616 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2018 total 23,125. The 2006 Plan terminated during 2016 with 21,087 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2018 total 46,387. The 2007 Plan terminated during 2017 with 82,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2018 total 12,500. The 2008 Plan terminated during 2018 with 5,624 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2018 total 32,875.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 577,926 shares remained available for awards under the various Plans as of September 30, 2018.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the nine months ended September 30, 2018 was $284,384.

Activity in the various Plans during the nine months ended September 30, 2018 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	350,269	$13.44
Granted	160,000	2.20
Exercised	—	—
Forfeited	(75,632)	(45.69)
Outstanding at September 30, 2018	434,637	$4.65
Exercisable at September 30, 2018	274,637	$6.07

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 160,000 stock options issued during the nine months ended September 30, 2018.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2018.

At September 30, 2018, the aggregate intrinsic value of options outstanding was approximately $104,000 and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the nine months ended September 30, 2018.

As of September 30, 2018, the unrecognized portion of stock compensation expense on all existing stock options was $213,288.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2018:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	293,500	8.9 years	133,500	8.0 years
$3.50 to $4.99	67,625	5.5 years	67,625	5.5 years
$5.00 to $6.49	—	—years	—	—years
$6.50 to $7.99	9,312	3.1 years	9,312	3.1 years
$8.00 to $9.99	2,500	2.7 years	2,500	2.7 years
$10.00 to $19.99	55,450	1.8 years	55,450	1.8 years
$20.00 to $24.99	5,625	0.9 years	5,625	0.9 years
$25.00 to $27.50	625	0.1 years	625	0.1 years
	434,637	7.2 years	274,637	5.7 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2018 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2018	791,725	$4.37
Granted	484,500	2.27
Vested	(408,250)	(3.59)
Forfeited	(33,900)	(4.04)
Nonvested balance, September 30, 2018	834,075	$3.56

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2018, there were $1,038,275 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 27 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2018 (October 1, 2018 to December 31, 2018)	61,925
2019	757,025
2020	15,125

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than nine months from issue date, and allow the holders to purchase up to 4,699,645 shares of common stock at $2.60 to $16.50 per share as of September 30, 2018. The warrants expire from December 3, 2018 through July 31, 2023 and allow for cashless exercise.

Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share. All warrants subject to the reset provisions have now been exercised.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2018	3,233,466	$6.57
Granted	1,478,379	2.90
Warrant reset	159,538	0.52
Exercised	(171,738)	(0.52)
Cancelled	—	—
Vested Balance, September 30, 2018	4,699,645	$5.54

The total intrinsic value of all outstanding warrants aggregated $151,428 as of September 30, 2018 and the weighted average remaining term is 36 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2018:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$2.60	565,712	4.5 years
$2.75	100,000	4.0 years
$3.00	916,667	4.5 years
$3.25	180,000	2.9 years
$3.36	880,000	3.8 years
$3.50	36,000	0.4 years
$3.65	200,000	3.7 years
$3.75	94,000	3.9 years
$5.00	800,000	3.2 years
$8.50	42,500	0.2 years
$13.43	879,766	2.3 years
$16.50	5,000	1.8 years

	4,699,645	3.0 years

NOTE 13. STOCKHOLDERS’ EQUITY

Underwritten Public Offering - On September 26, 2018, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.001 per share at a public price of $3.05 per share. The Company also granted the Underwriters a forty-five (45)-day option to purchase up to an additional 360,000 shares of common stock to cover over-allotments, if any. Aegis Capital Corp. is a co-manager for the Offering. The Offering was registered and the common stock was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the Securities and Exchange Commission on May 25, 2018 and was declared effective on June 6, 2018.

On September 28, 2018, the underwriter exercised its over-allotment option to acquire an additional 200,000 shares at $3.05 per share. The partial exercise of the over-allotment option resulted in additional gross proceeds of $610,000. The net proceeds to the Company from the Offering totaled approximately $7,324,900 including the partial exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Under the underwriting agreement the Company agreed not to contract to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents for sixty (60) days following the closing of the Offering, subject to certain exclusions as set forth therein. The Company’s executive officers and directors have entered into sixty (60)-day Lock-Up Agreements with the Representative pursuant to which they have agreed not to sell, transfer, assign or otherwise dispose of the shares of the Company’s common stock owned by them, subject to certain exclusions as set forth therein.

Nasdaq Listing - On April 17, 2018 the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that it was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because its stockholders’ equity, as reported in its Annual Report on Form 10-K for the year ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of April 17, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

Under Nasdaq Listing Rule 5810(c)(2), the Company had until June 1, 2018 to submit a plan to regain compliance. The Company submitted its compliance plan and on June 27, 2018 Nasdaq granted it an extension until September 30, 2018 to provide evidence of compliance with Rule 5550(b)(1).

On September 28, 2018, the Company announced that it had completed a firm commitment underwritten public offering (the “Offering”) for an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.001 per share at a public price of $3.05 per share. The Company granted the underwriters a forty-five (45)-day option to purchase up to an additional 360,000 shares of Common Stock to cover over-allotments, if any. The net proceeds from the Offering were approximately $7.32 million including the partial exercise of the over-allotment option of 200,000 shares, after deducting underwriting discounts and commissions and estimated expenses payable.

The Company expects additional gross proceeds of $488,000 if the balance of the over-allotment option of 160,000 shares is exercised in full by the underwriters. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Company has reported total stockholders’ equity of $3,337,125 as of September 30, 2018 and therefore the Company believes it is now in compliance with the continued listing standard under Rule 5550(b) having stockholders’ equity of not less than $2.5 million.

Increase in shares authorized – On July 5, 2018, at the Company’s annual meeting, the Company’s stockholders approved an increase in the number of authorized shares of capital stock from 25,000,000 to 50,000,000, all of which are classified as common shares.

Approval of the 2018 Stock Option Plan and Restricted Stock Plan - On July 5, 2018 at the Company’s annual meeting, the Company’s stockholders approved the 2018 Digital Ally, Inc. Stock Option and Restricted Stock Plan and reserving 1,000,000 shares for issuance under such Plan.

NOTE 14. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted income per share – Net loss	$(4,665,580)	$(3,493,306)	$(10,216,702)	$(7,852,784)

Denominator for basic loss per share – weighted average shares outstanding	7,725,877	6,249,116	7,295,098	5,851,428
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	7,725,877	6,249,116	7,295,098	5,851,428

Net income (loss) per share:
Basic	$(0.60)	$(0.56)	$(1.40)	$(1.34)
Diluted	$(0.60)	$(0.56)	$(1.40)	$(1.34)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including the three months and nine months ended September 30, 2018 and fiscal 2017; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2019, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues to their historical levels; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon and WatchGuard will achieve their intended objectives and result in monetary recoveries for the Company; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and WatchGuard respecting us, our products and customers; (34) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. We began shipping our flagship digital video mirror product in March 2006. We have developed additional products to complement our original in-car digital video products, including the DVM-800 and DVM-800 HD, both in-car digital video mirror products, and body-worn camera, including the FirstVU and the FirstVU HD products designed for law enforcement usage. In recent years we launched the patented and revolutionary VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation; and a commercial line of digital video mirrors (the DVM-250 and DVM-250 Plus) that serve as “event recorders” for the commercial fleet and mass transit markets in order to expand our customer base beyond the traditional law enforcement agencies. We have additional research and development projects that we anticipate will result in several new product launches in 2019 and beyond involving in-car and body-worn systems for both the law enforcement and commercial markets, as well as expanding our cloud-based evidence management systems. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings.

We experienced operating losses for all quarters during 2018 and 2017. The following is a summary of our recent operating results on a quarterly basis:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2017	2017	2017	2017
Total revenue	$2,878,059	$3,563,550	$2,471,513	$2,877,661	$2,983,577	$3,486,502	$5,229,860
Gross profit	1,177,289	1,618,467	1,109,394	86,295	1,008,613	1,173,216	2,276,849
Gross profit margin percentage	40.9%	45.4%	44.9%	3.0%	33.8%	33.7%	43.5%
Total selling, general and administrative expenses	3,087,005	3,055,776	3,082,710	3,874,255	4,125,308	3,665,813	4,079,062
Operating loss	(1,909,716)	(1,437,309)	(1,973,316)	(3,787,960)	(3,116,695)	(2,492,597)	(1,802,213)
Operating loss percentage	(66.4)%	(40.3)%	(79.8)%	(131.6)%	(104.5)%	(71.5)%	(34.5)%
Net loss	$(4,665,580)	$(2,962,890)	$(2,588,232)	$(4,399,673)	$(3,493,306)	$(2,326,523)	$(2,032,955)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: 1) the timing of large individual orders; 2) the traction gained by our newer products, such as the FirstVU HD, VuLink and FleetVU; 3) production, quality and other supply chain issues affecting our cost of goods sold; 4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; and 5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $1,909,716 on revenues of $2,878,059 for third quarter 2018, which continued a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, litigation expenses relating to the patent infringement and the reduction of our gross margins.

A number of factors and trends affected our recent performance, which include:

●	Revenues decreased in third quarter 2018 to $2,878,059 compared to the previous quarters. The primary reason for the revenue decreases in the third quarter 2018 is that we continued to rectify supply chain issues that had prevented us from shipping our revenue backlog during the June 30, 2018 quarter and we continued to carry approximately $265,000 in backlog as of September 30, 2018 which caused our third quarter 2018 revenues to be less than expected. Further, our in-car and body-worn systems continued to face increased competition as our competitors have released new products with advanced features and have maintained their product price cuts. We expect to introduce a new product platform specifically for in-car systems to be in production by second quarter 2019 to address our competitors’ new product features. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues also declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market during 2017 and 2018 and has continued to pressure our revenues.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO has recognized these pioneering efforts by granting us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	We recently announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the new relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every race track, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $174,000 in Q-3 2018, an increase of $56,000 (47%) over the comparable quarter in 2017. Additionally, revenues from extended warranties have also been increasing and were approximately $279,000 for the three months ended September 30, 2018, compared to $237,000 for the prior year period for an increase of $42,000 (18%). We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future. We are testing a new revenue model that involves the long-term lease of our body-worn and/or in-car hardware, together with a monthly subscription for our cloud storage, search and archiving services for the underlying audio and video material. The goal of this new service revenue model is to positively impact our revenues and improve the stability of our quarter-to-quarter revenues and operating results, although we can make no assurances in this regard. We believe this service revenue model may appeal to our customers, in particular our commercial and other non-law enforcement customers, because it reduces the initial capital outlay and eliminates repairs and maintenance in exchange for making level monthly payments for the utilization of the equipment, data storage and management services.

●	Our international revenues decreased to $300,570 (3% of total revenues) during the nine months ended September 30, 2018, compared to $326,370 (3% of total revenues) during the nine months ended September 30, 2017. We are marketing our newer products, including the FleetVu driver monitoring and management service, the VuLink and the FirstVU HD internationally.

●	The Company has undertaken a program in recent quarters to substantially reduce selling, general and administrative (“SG&A”) expenses through headcount reductions and other SG&A cost reduction measures. Our operating results reflect significant reductions in overall SG&A expenses compared to previous quarters. Management expects this trend to continue throughout 2018.

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

For the Three Months Ended September 30, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	59%	66%

Gross profit	41%	34%
Selling, general and administrative expenses:
Research and development expense	11%	28%
Selling, advertising and promotional expense	25%	35%
Stock-based compensation expense	23%	16%
General and administrative expense	48%	59%

Total selling, general and administrative expenses	107%	138%

Operating loss	(66)%	(104)%
Change in fair value of secured convertible debentures	(51)%	(1)%
Change in fair value of proceeds investment agreement	(3)%	—
Loss on the extinguishment of secured convertible debentures	(4)%	—%
Other income and interest expense, net	(38)%	(12)%

Loss before income tax benefit	(162)%	(117)%
Income tax (provision)	—%	—%

Net loss	(162)%	(117)%

Net loss per share information:
Basic	$(0.60)	$(0.56)
Diluted	$(0.60)	$(0.56)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800 HD	An in-car digital audio/video system which records in full 1080P high definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has an additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$4,795
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for the three months ended September 30, 2018 and 2017 were derived from the following sources:

	Three months ended September 30,
	2018	2017
DVM-800	38%	47%
FirstVu HD	15%	12%
Repair and service	13%	12%
DVM-250 Plus	9%	6%
Cloud service revenue	6%	4%
DVM-750	6%	8%
VuLink	—%	1%
DVM-100 & DVM-400	—%	2%
Accessories and other revenues	13%	8%
	100%	100%

Product revenues for the three months ended September 30, 2018 and 2017 were $2,334,863 and $2,521,663, respectively, a decrease of $186,800 (7%), due to the following factors:

●	In general, our revenues were pressured as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. We have projects that we believe will address this issue by developing a new product platform specifically for in-car systems, which we expect to be in production by second quarter 2019. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues also declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues.

●	We shipped two individual orders in excess of $100,000 for a total of approximately $369,005 in revenue and deferred revenue for the three months ended September 30, 2018 compared to one individual order in excess of $100,000, for a total of approximately $153,000 in revenue and deferred revenue, for the three months ended September 30, 2017. Our average order size decreased to approximately $2,085 in the three months ended September 30, 2018 from $2,410 during the three months ended September 30, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $90,441 (3% of total revenues) during third quarter 2018, compared to $236,524 (8% of total revenues) during third quarter 2017. The international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the three months ended September 30, 2018 and 2017 were $543,196 and $461,914, respectively, an increase of $81,282 (18%), due to the following factors:

●	Cloud revenues were $173,564 and $118,016 for the three months ended September 30, 2018 and 2017, respectively, an increase of $55,548 (47%). We have experienced increased interest in our cloud solutions for law enforcement and a growing number of our commercial customers has implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue in 2018 and throughout 2019 as we restarted the American Medical Response (“AMR”) contract during 2018 and the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $278,935 and $236,628 the three months ended September 30, 2018 and 2017, respectively, an increase of $42,307 (18%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue in 2018 and throughout 2019.

●	Installation service revenues were $29,115 and $14,458 for the three months ended September 30, 2018 and 2017, respectively, an increase of $14,657 (101%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

Total revenues for the three months ended September 30, 2018 and 2017 were $2,878,059 and $2,983,577, respectively, a decrease of $105,518 (4%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended September 30, 2018 and 2017 was $1,592,072 and $1,709,046, respectively, a decrease of $116,974 (7%). The decrease in cost of goods sold is commensurate with the 7% decrease in product revenues for the three months ended September 30, 2018 compared to 2017.

Cost of service and other revenues for the three months ended September 30, 2018 and 2017 was $108,698 and $265,918, respectively, a decrease of 157,220 (59%). The decrease in service and other cost of goods sold is primarily due to the Company reducing its staff in the service installation and warranty repair departments in 2018 versus 2017.

Total cost of sales as a percentage of revenues decreased to 59% during the three months ended September 30, 2018 compared to 66% for the three months ended June 30, 2017. We believe our gross margins will continue to improve during the remainder of 2018 and beyond if we can increase revenues, continue to reduce product warranty issues and continue to shift revenues to the higher margin cloud services.

We had $2,689,973 and $2,990,702 in reserves for obsolete and excess inventories at September 30, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,462,562 and $4,621,704 at September 30, 2018 and December 31, 2017, respectively, a decrease of $159,142 (3%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $5,329,099 and $6,964,624 at September 30, 2018 and December 31, 2017, respectively, a decrease of $1,635,525 (23%). The decrease in finished goods was primarily related to reductions in our DVM-750 product line, and test and evaluation and replacement inventory. The decrease in the inventory reserve is primarily due to the reduction of test and evaluation and replacement inventory levels, which were partially reserved. We believe the reserves are appropriate given our inventory levels at September 30, 2018.

Gross Profit

Gross profit for the three months ended September 30, 2018 and 2017 was $1,177,289 and $1,008,613, respectively, an increase of $168,676 (17%). The increase is primarily the result of improvement in our cost of sales as a percentage of revenues which decreased to 59% during the three months ended September 30, 2018 from 66% for the three months ended September 30, 2017. We believe that gross margins will improve during 2018 and beyond if we improve revenue levels, reduce product warranty issues and shift our revenues to higher margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our DVM-800, DVM-800 HD, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2018. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,087,005 and $4,125,308 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $1,038,303 (25%). Management has implemented a plan to significantly to reduce overall selling, general and administrative expenses in late 2017 and 2018 which has shown considerable success. Overall selling, general and administrative expenses as a percentage of sales decreased to 107% in third quarter 2018 from 138% in the same period in 2017. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2018	2017
Research and development expense	$323,981	$831,573
Selling, advertising and promotional expense	711,506	1,048,334
Stock-based compensation expense	669,480	478,863
Professional fees and expense	356,856	411,945
Executive, sales and administrative staff payroll	426,291	694,475
Other	598,891	660,118
Total	$3,087,005	$4,125,308

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products; however, we are now relying more on contracted engineering services on an “as-needed” basis. Our research and development expenses totaled $323,981 and 831,573 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $507,592 (61%). We employed 12 engineers at September 30, 2018 compared to 32 engineers at September 30, 2017. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 61% reduction in research and development in Q-3 2018 compared to Q-3 2017. Research and development expenses as a percentage of total revenues were 11% for the three months ended September 30, 2018 compared to 28% for the three months ended September 30, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $711,506 and $1,048,334 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $336,828 (32%). The decrease was primarily attributable to the reduction of salesman in the law enforcement channel in late 2017. Salesmen salaries and commissions represent the primary components of these costs and were $607,111 and $701,399 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $94,288 (13%). The effective commission rate was 21.0% for the three months ended September 30, 2018 compared to 23.5% for the three months ended September 30, 2017.

Promotional and advertising expenses totaled $104,395 during the three months ended September 30, 2018 compared to $346,935 for the three months ended September 30, 2017, a decrease of $242,540 (70%). The decrease is primarily attributable to the Company not serving as the title sponsor for the 2018 Web.com Tour golf tournament. In third quarter 2017 we incurred net promotional expenses of $263,047 for the 2017 Web.com golf tournament. Additionally, we have reduced the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses was also a component of our strategy to reduce SG&A expenses.

Stock-based compensation expense. Stock-based compensation expense totaled $669,480 and $478,863 for the three months ended September 30, 2018 and 2017, respectively, an increase of $190,617 (40%). The increase is primarily due to the increased amortization during the three months ended September 30, 2018 related to the restricted stock granted during 2018 and 2017 to our officers, directors, and other employees. In 2018 we granted 484,500 shares of restricted stock to employees and officers and in 2017, we granted 100,000 stock options and 522,000 shares of restricted stock to employees, officers and directors for which the grant date fair-value amounts were amortized to expense. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $356,856 and $411,945 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $55,089 (13%). Professional fees for both periods are primarily related to litigation expenses related to the ongoing Axon and WatchGuard lawsuits. The Axon and WatchGuard case stays have now been lifted and both lawsuits are now proceeding towards trial. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during the remainder of 2018 and into 2019 as we proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $426,291 and $694,475 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $268,184 (39%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 159 total employees at September 30, 2017 compared to approximately 83 at September 30, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses were a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $598,891 and $660,118 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $61,227 (9%). The decrease in other expenses in the third quarter 2018 compared to the third quarter 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons stated, our operating loss was $(1,909,716) and $(3,116,695) for the three months ended September 30, 2018 and 2017, respectively, an improvement of $1,206,979 (39%). Operating loss as a percentage of revenues decreased to 66% in 2018 from 104% in 2017.

Interest Income

Interest income increased to $2,206 for the three months ended September 30, 2018 from $1,761 in 2017 which reflected our overall higher cash and cash equivalent levels in 2018 compared to 2017.

Interest Expense

We incurred interest expense of $1,083,317 and $375,048 during the three months ended September 30, 2018 and 2017. The increase is primarily attributable to the $6.875 million principal amount of the 2018 Debentures we issued in April and May 2018, which bore interest at the rate of 8% per annum on the outstanding principal balance. We paid the 2018 Debentures in full on August 21, 2018, but were required to pay the remaining 12 months of guaranteed interest on the Debentures, which included a 10% premium, because they were not retired before August 1, 2018.

Change in Warrant Derivative Liabilities

We issued detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. We were required to treat the warrants as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and September 30, 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017 and there were no associated warrants outstanding as of September 30, 2018. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset to their exercise price and number of warrants as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

The holder of the warrants exercised its option to purchase common stock for all remaining outstanding warrants during the three months ended September 30, 2018 at the reset exercise price of $0.52 per share. The net change in fair value of the warrants to the closing market price on their respective date of exercise resulted in a net charge to change in warrant derivatives for the three months ended September 30, 2018 of $9,799.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $3,628 for the three months ended September 30, 2017.

Loss on Extinguishment of Secured Convertible Debentures

We closed the Private Placement of $6.875 million of 2018 Debentures and warrants exercisable to purchase 916,667 shares of common stock on April 3, 2018. The Private Placement resulted in gross proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. We used a portion of the proceeds to repay in full the 2016 Debentures, which matured on March 30, 2018, and approximately $758,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds was used for working capital purposes. In conjunction with the transaction we recorded a loss on extinguishment of the 2016 Debentures totaling $100,000 for the three months ended September 30, 2018. There was no similar extinguishment of debentures in 2017.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $6.875 million principal amount of the 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the 2018 Debentures which yielded an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. We paid the 2018 Debentures in full on August 21, 2018 and the change in fair value from June 30, 2018 until August 21, 2018 was $1,466,467, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Change in fair value of Proceeds Investment Agreement

We elected to account for the Proceeds Investment Agreement that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA Agreement which yielded an estimated fair value of $9,067,513 as of its origination date. We also determined the estimated fair value of $9,166,000 for the PIA Agreement s of September 30, 2018. The change in fair value from origination date until September 30,2018 was $98,487, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $4,665,580 and $3,493,306 for the three months ended September 30, 2018 and 2017, respectively, a deterioration of $1,172,274 (34%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended September 30, 2018 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2018.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $4,665,580 and $3,493,306 for the three months ended September 30, 2018 and 2017, respectively, a deterioration of $1,172,274 (34%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.59 and $0.56 for the three months ended September 30, 2018 and 2017, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2018 and 2017 because of the net loss reported for each period.

For the Nine Months Ended September 30, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2018	2017
Revenue	100%	100%
Cost of revenue	56%	62%

Gross profit	44%	38%
Selling, general and administrative expenses:
Research and development expense	12%	21%
Selling, advertising and promotional expense	24%	26%
Stock-based compensation expense	20%	8%
General and administrative expense	48%	46%

Total selling, general and administrative expenses	104%	101%

Operating loss	(60)%	(63)%
Change in fair value of secured convertible debentures	(26)%	—%
Change in fair value of proceeds investment agreement	(1)%	—%
Loss on the extinguishment of secured convertible debentures	(7)%	—%
Change in warrant derivative liabilities	(4)%	—%
Secured convertible debentures issuance expense	(2)%	—%
Other income and interest expense, net	(15)%	(4)%
Loss before income tax benefit	(115)%	(67)%
Income tax benefit	—%	—%

Net loss	(115)%	(67)%

Net loss per share information:
Basic	$(1.40)	$(1.34)
Diluted	$(1.40)	$(1.34)

Revenues for the nine months ended September 30, 2018 and 2017 were derived from the following sources:

	Nine months ended September 30,
	2018	2017
DVM-800	44%	48%
FirstVu HD	12%	12%
Repair and service	12%	10%
DVM-250 Plus	7%	10%
Cloud service revenue	6%	2%
DVM-750	4%	3%
VuLink	2%	2%
DVM-100 & DVM-400	1%	2%
Accessories and other revenues	12%	11%
	100%	100%

Product revenues for the nine months ended September 30, 2018 and 2017 were $7,319,676 and $10,263,833, respectively, a decrease of $2,944,157 (29%), due to the following factors:

●	In general we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition as our competitors have released new products with advanced features. We have development projects that we believe will address this issue by introducing a new product platform specifically for in-car systems, which we expect to be in production by second quarter 2019. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues.

●	In addition, product revenues for the nine months ended September 30, 2017 included approximately $680,000 in revenues related to the AMR contract compared to approximately $90,000 in 2018. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on first quarter 2017 revenues. We had expected increases in our commercial event recorder revenues given the AMR contract, but in summer 2017 AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the late 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. We agreed upon a plan to update and upgrade our existing equipment and resume deliveries under the contract with AMR, including the potential roll out to new locations in 2018 and 2019. The parties have completed the implementation of the updates/upgrades of equipment, including the installation of ATU’S, which will increase recurring revenue generated under the current contract for 2018 and beyond. We are hopeful that full-scale deliveries will resume under the contract in early 2019, although we can offer no assurances in this regard.

●	We shipped five individual orders in excess of $100,000, for a total of approximately $862,000 in revenue and deferred revenue for the nine months ended September 30, 2018 compared to nine individual orders in excess of $100,000, for a total of approximately $2,331,000 in revenue and deferred revenue for the nine months ended September 30, 2017. Our average order size decreased to approximately $2,170 in the nine months ended September 30, 2018 from $2,740 during the nine months ended September 30, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $300,570 (3% of total revenues) during the nine months ended September 30, 2018, compared to $326,370 (3% of total revenues) during the nine months ended September 30, 2017. The international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service, the DVM-800 HD and the FirstVU HD internationally.

Service and other revenues for the nine months ended September 30, 2018 and 2017 were $1,593,446 and $1,436,106, respectively, an increase of $157,340 (11%), due to the following factors:

●	Cloud revenues were $500,305 and $259,962 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $240,343 (92%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue for the remainder of 2018 and throughout 2019 as we restart the AMR contract and the migration from local storage to cloud storage continues in our customer base.

●	Installation service revenues were $75,680 and $161,408 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $85,728 (53%). In early 2017 we were awarded the AMR contract for the installation of 1,550 three camera DV-250 systems which resulted in the higher installation services in 2017. We did not have any similar large customer installations in 2018. Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

●	Revenues from extended warranty services were $805,068 and $638,982 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $166,086 (26%). We have many customers that purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue for the remainder of 2018 and into 2019.

Total revenues for the nine months ended September 30, 2018 and 2017 were $8,913,122 and $11,699,939, respectively, a decrease of $2,786,817 (24%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the nine months ended September 30, 2018 and 2017 was $4,672,432 and $6,450,570, respectively, a decrease of $1,778,138 (28%). The decrease in cost of goods sold is primarily due to the 28% decrease in product revenues for the nine months ended September 30, 2018 compared to 2017.

Cost of service and other revenues for the nine months ended September 30, 2018 and 2017 was $335,540 and $790,691, respectively, a decrease of $455,151 (58%). The decrease in service and other cost of goods sold is primarily due to the additional staffing we had related to the AMR contract in the service installation and warranty repair departments in 2017 compared to 2018.

Total cost of sales as a percentage of revenues decreased to 56% during the nine months ended September 30, 2018 compared to 62% for the nine months ended September 30, 2017. We believe our gross margins will continue to improve if we improve revenue levels, continue to reduce product warranty issues and add higher margin revenues from cloud-based services.

Gross Profit

Gross profit for the nine months ended September 30, 2018 and 2017 was $3,905,150 and $4,458,678, respectively, a decrease of $553,528 (12%). The decrease is primarily attributable to the 24% decrease in revenues for the nine months ended September 30, 2018 compared to 2017 offset by cost of sales as a percentage of revenues decreasing to 56% from 62% for the same periods We believe that gross margins will continue to improve in 2018 over 2017 because we have corrected the quality control and other warranty related issues affecting our FirstVU HD product during recent quarters. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our newer products, in particular the DVM-800, VuLink, DVM-800 HD, FirstVU HD and cloud-based evidence storage and management offering, as they continue to gain traction in the marketplace and we increase our commercial market penetration in 2018. In addition, as revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative on more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,225,491 and $11,870,183 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $2,646,692 (22%). Management has implemented a plan to significantly reduce overall selling, general and administrative expenses in late 2017 and 2018 which has shown considerable success. Selling, general and administrative expenses as a percentage of sales increased to 104% in 2018 from 101% in 2017. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2018	2017
Research and development expense	$1,097,861	$2,495,924
Selling, advertising and promotional expense	2,097,919	3,036,168
Stock-based compensation expense	1,757,227	981,652
Professional fees and expense	1,167,761	1,187,435
Executive, sales and administrative staff payroll	1,380,209	2,065,327
Other	1,724,514	2,103,677
Total	$9,225,491	$11,870,183

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products; however, we are now relying more on contracted engineering services on an “as-needed” basis. Our research and development expenses totaled $1,097,861 and $2,495,924 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $1,398,063 (56%). We employed 12 engineers at September 30, 2018 compared to 32 engineers at September 30, 2017, most of whom are dedicated to research and development activities for new products. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 56% reduction in research and development in the nine months ended September 30, 2018 compared the same period 2017. Research and development expenses as a percentage of total revenues were 12% for the nine months ended September 30, 2018 compared to 21% for the nine months ended September 30, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,097,919 and $3,036,168 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $938,249 (31%), which is commensurate with the 24% decline in revenues. Salesman salaries and commissions represent the primary components of these costs and were $1,802,278 for the nine months ended September 30, 2018 compared to $2,418,904 for the nine months ended September 30, 2017, a decrease of $616,626 (25%). We reduced the number of salesman in our law enforcement channel in late 2017. The overall effective commission rate was 20.2% for the nine months ended September 30, 2018 and 20.7% for the nine months ended September 30, 2017.

Promotional and advertising expenses totaled $295,641 during the nine months ended September 30, 2018 compared to $617,264 during the nine months ended September 30, 2017, a decrease of $321,623 (52%). The decrease is primarily attributable to us not serving as the title sponsor for the 2018 Web.com Tour golf tournament. In third quarter 2017 we incurred net promotional expenses of $263,047 for the 2017 Web.com golf tournament. Additionally, we have reduced the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses were also a component of our strategy to reduce SG&A expenses. The decrease is primarily attributable reducing the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses was also a component of our strategy to reduce SG&A expenses.

Stock-based compensation expense. Stock-based compensation expense totaled $1,757,227 and $981,652 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $775,575 (79%). The increase is primarily due to increased amortization during the nine months ended September 30, 2018 related to the restricted stock granted during 2018 and 2017 to our officers, directors, and other employees. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $1,167,761 and $1,187,435 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $19,674 (2%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon and WatchGuard lawsuits. The Axon and WatchGuard case stays have now been lifted and both lawsuits are now proceeding towards trial. The legal fees related to both the Axon and WatchGuard litigation are expected to ramp up during the remainder of 2018 and into 2019 as we proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,380,209 and $2,065,327 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $685,118 (33%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 159 total employees at September 30, 2017 compared to approximately 83 at September 30, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses was a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $1,724,514 and $2,103,677 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $379,163 (18%). The decrease in other expenses in 2018 compared to 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons previously stated, our operating loss was $(5,320,341) and $(7,411,505) for the nine months ended September 30, 2018 and 2017, respectively, an improvement of $2,091,164 (28%). Operating loss as a percentage of revenues increased to 113% for the first nine months of 2018 from 63% for the same period in 2017.

Interest Income

Interest income decreased to $4,506 for the nine months ended September 30, 2018 from $10,619 in 2017.

Interest Expense

We incurred interest expense of $1,366,520 and $536,035 during the nine months ended September 30, 2018 and 2017. The increase is primarily attributable to the $6.875 million principal amount of the 2018 Debentures we issued in April and May 2018, which bore interest at the rate of 8% per annum on the outstanding principal balance. The 2018 Debentures were paid off on August 21, 2018 and the Company was required to pay off the remaining 12 months of guaranteed interest on the Debentures which included a 10% premium since they were not paid off before August 1, 2018.

Change in Warrant Derivative Liabilities

We issued detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and September 30, 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017 and there were no associated warrants outstanding as of September 30, 2018. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset to their exercise price and number as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

The holder of the warrants exercised their option to purchase common stock for all remaining outstanding warrants during the nine months ended September 30, 2018 at the exercise price of $.52 per share. The net change in fair value of the warrants to the closing market price on their respective date of exercise resulted in a net charge to change in warrant derivatives for the nine months ended September 30, 2018 of $319,105.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $17,347 for the nine months ended September 30, 2017. There remained no associated warrants outstanding exercisable to purchase common shares at September 30, 2018 therefore the respective warrant derivative liability balance was $0 at September 30, 2018.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record the $6.875 million 2018 Debenture issued in April and May 2018 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $220,312 for the nine months ended September 30, 2018. The issuance costs included a $150,000 placement agent fee and the remainder was primarily legal fees. No similar debt issuances occurred in 2017.

Loss on Extinguishment of Secured Convertible Debentures

We closed the Private Placement of $6.875 million of 2018 Debentures and warrants exercisable to purchase 916,667 shares of common stock on April 3, 2018. The Private Placement resulted in gross proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. We used a portion of the proceeds to repay in full the 2016 Debentures, which matured on March 30, 2018, and approximately $758,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds was used for working capital purposes. In conjunction with the transaction we recorded a loss on extinguishment of the 2016 Debentures totaling $600,000 for the nine months ended September 30, 2018. There was no similar extinguishment of debentures in 2017.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of 2016 Debentures that we retired on April 3, 2018 on their fair value basis. The change in fair value of the debentures was $12,807 during the nine months ended September 30, 2018, which was recognized as a gain in the Condensed Consolidated Statement of Operations. We paid these Debentures on April 3, 2018.

We elected to account for the $6.875 million principal amount of 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the 2018 Debentures which yielded an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. We paid the 2018 Debentures on August 21, 2018 in full and the change in fair value of the 2018 Debentures from origination date to August 21, 2018 was $2,309,250, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

The net charge to change in fair value of secured debentures for the nine months ended September 30, 2018 was $2,296,443 compared to a gain of $66,790 for the nine months ended September 30, 2017.

Change in fair value of proceeds investment agreement

We elected to account for the Proceeds Investment Agreement that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA Agreement which yielded an estimated fair value of $9,067,513 as of its origination date. We also determined the estimated fair value of $9,166,000 for the PIA Agreement as of September 30, 2018. The change in fair value from origination date until September 30,2018 was $98,487, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $10,216,702 and $7,852,784 for the nine months ended September 30, 2018 and 2017, respectively, a deterioration of $2,363,918 (30%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the nine months ended September 30, 2018 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2018.

We had approximately $41,715,000 of net operating loss carryforwards and $2,007,000 of research and development tax credit carryforwards as of December 31, 2017 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $10,216,702 and $7,852,784 for the nine months ended September 30, 2018 and 2017, respectively, a deterioration of $2,363,918 (30%).

Liquidity and Capital Resources

Overall

Management’s Liquidity Plan - The Company incurred substantial operating losses in the nine months ended September 30, 2018 and for the year ended December 31, 2017 due to the factors cited elsewhere in this Report. In recent years and including 2018, the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, it raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the nine months ended September 30, 2018. The Company issued common stock and detachable common stock purchase warrants totaling $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, it raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants.

The Company has retired all interest-bearing debt outstanding during the nine months ended September 30, 2018 and has no interest-bearing debt outstanding as of September 30, 2018. The only long-term obligations outstanding as of September 30, 2018 is associated with the proceeds investment agreement which the Company entered into during July 2018 which is more fully described in Note 6.

The Company will have to restore positive operating cash flows and profitability over the next twelve months and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional debt or equity financing when needed and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. In 2017 it introduced a new full high definition in-car video system (DVM-800 HD), which is intended to help it regain market share and improve revenues in its law enforcement division. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and the first nine months of 2018, which contracts include recurring revenue during the period 2018 to 2020. It believes that its quality control, headcount reduction and cost cutting initiatives, introduction of the DVM-800 HD for law enforcement and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

Strategic Alternatives - The Company’s Board of Directors has initiated a review of strategic alternatives to best position the Company for the future, including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon and WatchGuard, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of the strategic review may also include the continued implementation of the Company’s business plan with additional debt or equity financing. The Company retained Roth to assist in this review and process. Thus, the Company is considering alternatives to address its near-term and long-term liquidity and operational issues. There can be no assurance that a transaction or financing will result from this process. As part of this overall strategic alternatives process, the Board of Directors approved the Proceeds Investment Agreement and underwritten public offering, which are more fully described below.

Proceeds Investment Agreement - On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA Agreement”) with Brickell Key Investments LP (“BKI”), pursuant to which BKI funded an aggregate of $500,000 (the “First Tranche”) to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA Agreement and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA Agreement. Pursuant to the PIA Agreement, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche”). On August 21, 2018, BKI exercised its option on the Second Tranche for $9.5 million which completed the $10 million funding.

Pursuant to the PIA Agreement and in consideration for the $10 million in funding, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to the Company or its affiliates agreed to in a settlement or awarded in judgment in connection with the patent assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the Agreement) and (ii) if BKI has not received its minimum return by the earlier of a liquidity event (as defined in the Agreement) and July 31, 2020, then the Company agreed to assign to BKI 100% of the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4 million.

Pursuant to the PIA Agreement, the Company granted BKI (i) a senior security interest in the Patent Assets, the claims (as defined in the Agreement) and the Patent Assets Proceeds until such time as the minimum return is paid, in which case, the security interest on the patent assets, the claims and the Patent Assets Proceeds will be released, and (ii) a senior security interest in all other assets of the Company until such time as the minimum return is paid on $4.0 million, in which case, the security interest on such other assets will be released.

The security interest is enforceable by BKI if the Company is in default under the PIA Agreement which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA Agreement, (ii) the Company fails to comply with any provision of the PIA Agreement, the PIA Warrant or any other agreement or document contemplated under the PIA Agreement, (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company, (iv) the Company’s creditors commence actions against the Company (which are not subsequently discharged) that affect material assets of the Company, (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000, (vi) the Company fails, within five (5) business days following the closing of the second tranche, to fully satisfy its obligations to certain holders of the Company’s senior secured convertible promissory notes listed in the PIA Agreement and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA Agreement.

Under the PIA Agreement, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock, par value $0.001 per share (the “PIA Warrant”), at an exercise price of $2.60 per share provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given.

Underwritten Public Offering - On September 26, 2018, the Company entered into an underwriting agreement with Roth, as the representative of the underwriters and sole book-running manager, under which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.001 per share at a public price of $3.05 per share. The Company also granted the Underwriters a forty-five (45)-day option to purchase up to an additional 360,000 shares of common stock to cover over-allotments, if any. Aegis Capital Corp. was co-manager for the Offering. The Offering was registered and the common stock was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the Securities and Exchange Commission on May 25, 2018, and was declared effective on June 6, 2018.

On September 28, 2018, the underwriter exercised its over-allotment option to acquire an additional 200,000 shares at $3.05 per share. The partial exercise of the over-allotment option resulted in additional gross proceeds of $610,000. The net proceeds to the Company from the Offering totaled approximately $7,324,900, including the partial exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Discussion of Liquidity and Capital Resources:

On December 30, 2016, the Company completed a private placement of $4.0 million principal amount of 2016 Debentures with two institutional investors. The 2016 Debentures bear interest at 8% per annum payable in cash on a quarterly basis and are secured by substantially all our tangible and certain intangible assets. In addition, we issued the investors warrants to acquire 800,000 shares of common stock at $5.00 per share. The Company made payments of $750,000 against the 2016 Debentures on August 24, 2017. The 2016 Debentures matured on March 30, 2018 and were convertible at any time six months after their date of issue at the option of the holders into shares of common stock at $5.00 per share. In addition, the Company could elect to redeem the Debentures at 112% of their outstanding principal balance and could force conversion by the holders if the market price exceeds $7.50 per share for ten consecutive trading days. The Company used the proceeds of this private placement for general working capital purposes. It retired the 2016 Debentures with part of the proceeds of the 2018 Debentures issued in April 2018.

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

On August 23, 2017, the Company closed a $3.0 million offering of our common stock and common stock purchase warrants in a registered direct offering. At the closing, it sold to institutional investors in a registered direct offering an aggregate of 940,000 shares of its common stock at a price of $3.00 per share and Series B Warrants, for gross offering proceeds of $3.0 million. For each share of common stock purchased, investors received two registered warrants, each with an exercise price of $3.36 per share (the “Series A-1 Warrant” and the “Series A-2 Warrant”). The Series A-1 Warrants are exercisable to purchase up to 680,000 shares of common stock and have a term of five years commencing six months following the closing date. The Series A-2 warrants are immediately exercisable to purchase a 200,000 shares of common stock and have a term of five years commencing on the closing date. Additionally, the Company issued to certain of the investors, in lieu of shares of common stock at closing, Series B Warrants that are immediately exercisable (the “Series B Warrant”) to purchase 60,000 shares of common stock for which the investors paid $2.99 per share at the closing and will pay $0.01 per share upon exercise of the Series B Warrant so that such investors’ beneficial ownership interest would not exceed 9.9% of the issued and outstanding shares of common stock. The Series B Warrants terminate upon exercise in full. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million. The foregoing warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to pay a portion of the outstanding principal balance of the Debentures, retire one of the June Notes and for working capital purposes.

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

On December 29, 2017 the Company borrowed an additional $350,000 with the same private, third party lender and combined the existing note issued in September 2017 into a new note (the “Secured Note”) with a principal balance of $658,500 that was due and payable in full on March 1, 2018 and may be prepaid without penalty. The Secured Note was secured by the Company’s intellectual property portfolio, as such term is defined in the Secured Note. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company used the proceeds of the foregoing note transactions for general working capital purposes. The Secured Note was retired on April 3, 2018.

On March 7, 2018 the Company borrowed $250,000 under a secured note payable with a private, third party lender (the “March Note”). The March Note bore interest at 12% per annum and was due and payable in full on June 7, 2018. The note is secured by the inventory of the Company and junior to senior liens held by the holders of the Debentures and subordinated to all existing and future senior indebtedness, as such term was defined in the March Note. Such Note was convertible at any time after its date of issue at the option of the holder into shares of the Company’s common stock at a conversion price of $3.25 per share. The March Note matured on June 7, 2018 and was extended to September 30, 2018. The conversion price and exercise price were subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Company made principal payments of $100,000 on August 21, 2018 on the March Note. The holder converted the remaining principal and outstanding interest of the March note into 47,319 shares of the Company’s common stock on September 20, 2018.

On April 3, 2018, and May 11, 2018, the Company completed the 2018 Private Placement of $6.875 million of principal amount of the 2018 Debentures and warrants to purchase 916,667 shares of common stock of the Company to institutional investors. The 2018 Debentures and 2018 Warrants were issued pursuant to a securities purchase agreement between the Company and the purchasers’ signatory thereto. Additionally, a portion of the 2018 Debentures and 2018 Warrants were issued to two institutional investors pursuant to their respective participation rights under a securities purchase agreement, dated August 21, 2017, as discussed below. One of the institutional investors that participated pursuant to the 2017 common stock issuance closed its tranche with the Company on May 11, 2018. The 2018 Private Placement resulted in gross cash proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. The proceeds were used primarily for full repayment of the 2016 Debentures described above, other outstanding subordinated debt of the Company, working capital, and general corporate purposes. The Company paid the remaining balances of the 2018 Debentures on August 21, 2018 from proceeds of the PIA Financing.

On September 26, 2018, the Company entered into an underwriting agreement with Roth under which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.001 per share at a public price of $3.05 per share. The Company also granted the Underwriters a forty-five (45)-day option to purchase up to an additional 360,000 shares of common stock to cover over-allotments, if any.

On September 28, 2018, the underwriter exercised its over-allotment option to acquire an additional 200,000 shares at $3.05 per share. The partial exercise of the over-allotment option resulted in additional gross proceeds of $610,000. The net proceeds to the Company from the Offering totaled approximately $7,324,900, including the partial exercise of the over-allotment option, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

If we must further supplement our liquidity to support our operations in 2018, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2019 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and most recently by the underwritten public offering in September and PIA Financing in August 2018. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard.

Further, we had warrants outstanding exercisable to purchase 4,699,645 shares of common stock at a weighted average exercise price $5.54 per share outstanding as of September 30, 2018. In addition, there are common stock options outstanding exercisable to purchase 434,637 shares at an average price of $6.07 per share. We could potentially use such outstanding warrants to provide near-term liquidity if and could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2019, although we can offer no assurances in this regard.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $7,589,050 of available cash and equivalents and net working capital of $13,557,997 as of September 30, 2018. Net working capital as of September 30, 2018 includes approximately $2.0 million of accounts receivable and $7.4 million of inventory.

Cash and cash equivalents balances: As of September 30, 2018, we had cash and cash equivalents with an aggregate balance of $7,589,050, an increase from a balance of $54,712 at December 31, 2017. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $7,534,338 net increase in cash during the nine months ended September 30, 2018:

●	Operating activities:	$4,077,492 of net cash used in operating activities. Net cash used in operating activities was $4,077,492 and $5,763,948 for the nine months ended September 30, 2018 and 2017, respectively, an improvement of $1,762,723. The improvement was primarily the result of increases in non-cash charges such as changes in fair value of secured convertible debt and warrant derivative liabilities, stock based compensation and decreases in inventory and increases in contract liabilities. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2018, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$469,099 of net cash provided by investing activities. Cash provided by investing activities was $469,099 for the nine months ended September 30, 2018 compared to cash used in investing activities of $455,516 for the nine months ended September 30, 2017. We satisfied the requirements to maintain a minimum cash balance of $500,000 on March 30, 2018 as defined in the Secured Convertible Debenture (see Note 6) and the restriction was lifted and the funds became available for working capital needs. In 2018 and 2017, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$11,142,731 of net cash provided by financing activities. Cash provided by financing activities was $11,142,731 and $2,652,514 for the nine months ended September 30, 2018 and 2017, respectively. On September 28, we received net proceeds of $7,324,900 from the common stock underwriting, which will be used for working capital and general corporate purposes. On July 31 and August 21, 2018 we received $10,000,000 from the proceeds investment agreement which was used to repay the 2018 Debentures and for general corporate purposes. On April 3, 2018 and May 11, 2018 we received proceeds of $6,250,000 from the 2018 Debentures and warrants primarily for full repayment of the 2016 Debentures issued in December 2016 and other outstanding debt of the company, working capital and general corporate purposes. On March 7, 2018, we received $250,000 of proceeds from the issuance of the March Note for general working capital purposes. During 2015 we acquired capital equipment financed through capital lease obligations and payments on such obligations represented the cash used in financing activities.

The net result of these activities was an increase in cash of $7,534,338 to $7,589,050 for the nine months ended September 30, 2018.

Commitments:

We had $7,589,050 of cash and cash equivalent balances and net working capital of $13,557,997 as of September 30, 2018. Accounts receivable balances represented $2,006,116 of our net working capital at September 30, 2018. We intend to collect our outstanding receivables on a timely basis during 2018, which would help to provide positive cash flow to support our operations during the balance of 2018. Inventory represented $7,370,677 of our net working capital at September 30, 2018 and finished goods represented $5,329,099 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2018 and in 2019 by our sales activities, which should provide additional cash flow to help support our operations during 2018 and 2019.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2018.

Lease Commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $198,862 for the nine months ended September 30, 2018 and 2017. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2018 (period from October 1, 2018 to December 31, 2018)	$113,572
2019	457,327
2020	154,131
$725,030

License agreements. We had several license agreements under which we had been assigned the rights to certain materials used in our products. Certain of these agreements required us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $0 and $6,250 for the three months ended September 30, 2018 and 2017, respectively, and $2,083 and $14,938 for the nine months ended September 30, 2018 and 2017, respectively.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and on October 1, 2018 the Supreme Court denied Digital Ally’s petition for review.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the ‘452 Patent being the same patent asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement of the District Court entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc, which was denied. Thereafter, Utility its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion was denied by the 10th Circuit. In the District Court, Utility failed or declined to file any request for the recovery of costs and the time for the award thereof, as well as for any further appeal by either party, has now expired.

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

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $26,680 and $43,455 for the three months ended September 30, 2018 and 2017, respectively, and $85,028 and $137,781 for the nine months ended September 30, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company paid amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of September 30, 2018, the Company had advanced a total of $280,807 pursuant to this agreement and established an allowance reserve of $85,835 for a net advance of $194,212. The minimum sales threshold has not been met, and the Company has discontinued all advances, although the contract has not been formally terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. As of September 30, 2018, the Company had advanced a total of $37,360 pursuant to this agreement.

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

Revenue Recognition / Allowances for Doubtful Accounts. We recognize revenue under the core principle to depict the transfer of control our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five –step approach:

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we do have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $226.0 million since we commenced deliveries during 2006. As of September 30, 2018 and December 31, 2017, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2018. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw material and component parts	$4,462,562	$4,621,704
Work-in-process	268,989	155,087
Finished goods	5,329,099	6,964,624

Subtotal	10,060,650	11,741,415
Reserve for excess and obsolete inventory	(2,689,973)	(2,990,702)

Total	$7,370,677	$8,750,713

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 26.7% of the gross inventory balance at September 30, 2018, compared to 25.5% of the gross inventory balance at December 31, 2017. We had $2,689,973 and $2,990,702 in reserves for obsolete and excess inventories at September 30, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,462,562 and $4,621,704 at September 30, 2018 and December 31, 2017, respectively, a decrease of $159,142 (3%). The decrease in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $5,329,099 and $6,964,624 at September 30, 2018 and December 31, 2017, respectively, a decrease of $1,635,525 (23%). The decrease in finished goods was primarily in our DVM-750 product line, test and evaluation and replacement inventory. The decrease in the inventory reserve is primarily due to the reduction of test and evaluation and replacement inventory levels which were partially reserved. We believe the reserves are appropriate given our inventory levels at September 30, 2018.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $186,766 as of September 30, 2018 compared to $325,001 as of December 31, 2017 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the nine months ended September 30, 2018.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2017, cumulative valuation allowances in the amount of $18,070,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2018 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2018 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2018 and 2016 we issued Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. Additionally, in July and August 2018 we entered into the proceeds investment agreement (PIA). We elected to record the PIA, 2018 and 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of September 30, 2018 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised Additionally, the 2018 and 2016 Secured Debentures have been paid off or converted to equity. In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities

Proceeds investment agreement	$-	$-	$9,166,000	$9,166,000

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of September 30, 2018, which raised substantial doubt about our ability to continue as a going concern within the next twelve months but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Axon filed an answer, which denied the patent infringement allegations on April 1, 2016. In addition, Axon filed a motion to dismiss all allegations in the complaint on March 4, 2016 for which the Company filed an amended complaint on March 18, 2016 to address certain technical deficiencies in the pleadings. Digital amended its complaint and Axon renewed its motion to seek dismissal of the allegations that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law on April 1, 2016. Formal discovery commenced on April 12, 2016 with respect to the patent related claims. In January 2017, the Court granted Axon’s motion to dismiss the portion of the lawsuit regarding claims that it had bribed officials and otherwise conspired to secure no-bid contracts for its products in violation of both state law and federal antitrust law. On May 2, 2018, the Federal Circuit affirmed the District Court’s ruling and on October 1, 2018 the Supreme Court denied Digital Ally’s petition for review.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and the Final Pretrial Conference has been set for January 16, 2019.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the ‘452 Patent being the same patent asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ‘292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery will close on December 17, 2018, and the Final Pretrial Conference will take place on April 9, 2019.

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

Based upon facts revealed at a March 4, 2015 injunction hearing, on March 16, 2015, the Company sought leave to amend its Complaint in the unfair competition suit to assert additional claims against Utility. Those new claims included claims of actual or attempted monopolization, in violation of § 2 of the Sherman Act, claims arising under a new Georgia statute that prohibits threats of patent infringement in “bad faith,” and additional claims of unfair competition/false advertising in violation of § 63(a) of the Lanham Act. The Court concluded its injunction hearing on April 22, 2015, and allowed the Company leave to add these claims, but denied its preliminary injunction. Subsequent to the injunction hearing, Utility withdrew from the market the in-car video recording device that it had sold in competition with the Company’s own products of similar function and which Utility had attempted to market using threats of patent infringement. After discovery closed, Utility filed a Motion for Summary Judgment and the Company filed a Motion for Partial Summary Judgment. On March 30, 2017, the Court entered its order granting Utility’s motion and denying the Company’s motion for summary judgment. The Company believed the District Court had made several errors when ruling on the motions for summary judgment, and filed an appeal to the United States Court of Appeals for the Tenth Circuit (10th Circuit”). While the appeal was pending, Utility filed a motion for the recovery from the Company of some $800,000 in alleged attorney’s fees as provided, purportedly, under the Lanham Patent and Uniform Trade Secrets Act. That motion was denied in its entirety by final judgement of the District Court entered February 14, 2018. On February 16, 2018, the 10th Circuit issued its decision affirming the decision of the District Court. The Company filed a petition for rehearing by the panel and en banc, which was denied. Thereafter, Utility its own motion for the recovery of attorney fees, on appeal in the alleged amount of $125,000. That motion was denied by the 10th Circuit. In the District Court, Utility failed or declined to file any request for the recovery of costs and the time for the award thereof, as well as for any further appeal by either party, has now expired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2018 Proceeds Investment Agreement.

On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA Agreement”) with Brickell Key Investments LP (“BKI”), pursuant to which BKI funded an aggregate of $500,000 (the “First Tranche”) to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA Agreement and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA Agreement. Pursuant to the PIA Agreement, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche” ). On August 21, 2018, BKI exercised its option on the Second Tranche for $9.5 million which completed the $10 million funding.

Under the PIA Agreement, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock, par value $0.001 per share (the “PIA Warrant”), at an exercise price of $2.60 per share provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given.

The Company filed a Registration Statement on Form S-3 to register the shares underlying the PIA Warrant, which registration was declared effective by the Securities and Exchange Commission on October 9, 2018.

The offer and sale of securities related to the 2018 PIA Warrant were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to an “accredited investor” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placement. The Company paid no compensation to any third party in connection with the PIA Agreement and issuance of the PIA Warrant.

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

Date: November 14, 2018

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

