Form 10-K
period 2018-12-31
DIGITAL ALLY INC
filed 2019-03-29
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes [  ] No [X]

As of June 30, 2018, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($2.35) of the registrant’s most recently completed second fiscal quarter was: $14,163,598.

The number of shares of our common stock outstanding as of March 29, 2019 was: 11,064,037.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2018

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

Overview

Digital Ally produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides our law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video recording system designed to be worn on an individual’s body; and cloud storage solutions, including cloud-based fleet management and driver monitoring/training applications. We have active research and development programs to adapt our technologies to other applications. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxi cab and the military. We sell our products to law enforcement agencies and other security organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. We have several new and derivative products in research and development that we anticipate will begin commercial production during 2019.

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

In-Car Digital Video Mirror System for law enforcement –DVM-800 and DVM-800 Lite

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

The Company has announced that it is developing a new in-car Digital Video platform under the name EVO-HD which it plans to launch during 2019. The EVO-HD is a next generation system that offers a multiple HD in-car camera solution system with built-in patented VuLink auto-activation technology. The EVO-HD is built on an entirely new and highly advanced technology platform that enables many new and revolutionary features, including auto activation beyond the car and body camera. No other provider can offer built-in patented VuLink auto-activation technology. The EVO-HD will provide law enforcement officers with an easier to use, faster and more advanced system for capturing video evidence and uploading. Additional features include:

●	A remote cloud trigger feature that allows dispatchers to remotely start recordings;
●	Simultaneous audio/video play back;
●	Cloud Connectivity via cell modem;
●	Near real-time mapping and system health monitoring;
●	Body-camera connectivity with built-in auto activation technology; and
●	128GB internal storage, up to 2TB external SDD storage.

The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a whole new family of in-car video solution products for the law enforcement. The innovative EVO-HD technology will replace the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle while offering numerous hardware configurations to meet the varied needs and requirements of its law enforcement customers. The EVO-HD can support up to four HD cameras, with two cameras having pre-event and evidence capture assurance (ECA) capabilities to allow agencies to review entire shifts. An internal cell modem will allow for connectivity to the VuVault cloud, powered by Amazon Web Services (“AWS”), and real time metadata when in the field.

In-Car Digital Video “Event Recorder” System –DVM-250 Plus for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools they need to increase driver safety, track assets in real-time and minimize the company’s liability risk all while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our DVM-250 Plus event recorders that provide all types of commercial fleets with features and capabilities which are fully-customizable, consistent with their specific application and inherent risks. The DVM-250 Plus is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-800 law enforcement mirror systems at a lower price point. The DVM-250 Plus is designed to capture “events,” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. These markets may find our units attractive from both a feature and cost perspective compared to other providers. Our marketing efforts indicate that commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

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

The EVO-HD described above will also become the platform for a whole new family of in-car video solution products for the commercial markets. The innovative EVO-HD technology will replace the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle while offering numerous hardware configurations to meet the varied needs and requirements of its commercial customers. In its commercial market application, the EVO-HD can support up to four HD cameras, with two cameras having pre-event and evidence capture assurance (ECA) capabilities to allow customers to review entire shifts. An internal cell modem will allow for connectivity to the FleetVU Manager cloud-based system for commercial fleet tracking and monitoring, powered by Amazon Web Services (“AWS”), and real time metadata when in the field.

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

This feature is becoming a standard feature required by many law agencies. Unfortunately, certain competitors have chosen to infringe our patent and develop products that provide the same or similar features as our VuLink system. We have filed lawsuits against two competitors Axon Enterprises, Inc. (“Axon,” formerly known as Taser International, Inc.) and Enforcement Video, LLC dba WatchGuard Video (“WatchGuard”) that challenge their infringing products. We believe that the outcome of these lawsuits will largely define the competitive landscape for the body-worn and in-car video market for the foreseeable future. We expect that our VuLink product and its related patents will be recognized as the revolutionary and pioneering invention by the courts.

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

Commercial and Other Markets

There are numerous potential applications for our digital audio/video camera products. We believe that other potential markets for our digital video systems, including the derivatives currently being developed, include private investigators, SWAT team members, over-the-road trucking fleets, airport security, municipal fire departments, and the U.S. military. Other potential commercial markets for our digital video systems include sporting venues and arenas.

Schools

We believe our products and offerings may be of benefit in kindergarten through twelve grade school systems. We are assessing our entry into this potential market through several pilot tests. Preliminary results of our exploration of this market have been mixed, but we believe it may represent a new addressable market for our mobile audio/video recording products in the future. Recent tragic events at schools have heightened the need for providing a “safer” environment in general for schools.

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

Sales and Marketing

We have an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities and independent distributors for international sales. Our sales force is organized in seven territories. The direct territory sales team is supported by a team of five inside sales representatives, and a tele-sales specialist and a pre-sales solution design team. We also have a bid specialist to coordinate large bid opportunities. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with technology and products in the law enforcement and surveillance markets for all our products and those we have in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors in the in-car video systems market include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., WatchGuard, Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell, or may in the future sell, in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Axon, Reveal Media, WatchGuard and VieVU, Inc., which was acquired by Axon in 2018. We face similar and intense competitive factors for our event recorders in the mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

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

Some of our patent applications are still under review by the USPTO and, therefore, we have not yet been issued all the patents that we applied for in the United States. We were issued several patents in recent years, including a patent on our VuLink product that provides automatic triggering of our body-worn camera and our in-car video systems. No assurance can be given which, or any, of the patents relating to our existing technology will be issued from the United States or any foreign patent offices. Additionally, no assurance can be given that we will receive any patents in the future based on our continued development of our technology, or that our patent protection within and/or outside of the United States will be sufficient to deter others, legally or otherwise, from developing or marketing competitive products utilizing our technologies.

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our DVM-800 and DVM-800 HD products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as that of the third party manufacturers.

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

Axon, a competitor in our body-camera market, requested that the USPTO commence an ex parte reexamination (“IPR”) of our U.S. Patent No. 8,781,292 (The “’292 Patent”). The USPTO granted this request and has completed its reexamination. The USPTO has confirmed the validity of our ’292 Patent which relates to our auto-activation technology for law enforcement body cameras. We have filed suit in the U.S. District Court for the District of Kansas against Axon, alleging willful patent infringement against Axon’s body camera product line. On February 2, 2016, we received notification that the USPTO has issued another patent relating to our auto-activation technology for law enforcement cameras. U.S. Patent No. 9,253,452 (the “’452 Patent”) generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle. We have added Axon’s willful infringement of the ’452 Patent to our existing lawsuit. In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ’452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ’452 Patent. The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and a Final Pretrial Conference took place on January 16, 2019. The parties filed motions for summary judgment on January 31, 2019. The parties are awaiting a ruling from the Court on the summary judgment motions. The Court will set a trial date once summary judgment matters are resolved.

Despite the USPTO’s recognition of the validity of the ’292 Patent and ’452 Patent, AXON continues to offer for sale, sell, and market its Axon technology in disregard of our federally protected patent rights. As a result, we are aggressively challenging Axon’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing Axon from continuing to sell its Axon Signal technology.

On May 27, 2016 we filed suit against WatchGuard, alleging patent infringement of our ’292 Patent, the ’452 Patent and our patent No. 9,325,950 (the “’950 Patent”) based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. We intend to aggressively challenge WatchGuard’s infringing conduct in our lawsuit against it, seeking both monetary damages and a permanent injunction preventing WatchGuard from continuing to sell its auto-activation technology embodied within its body-worn and in-car video systems.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the ’292 and ’452 Patents and “’950 Patent.” The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ’950 Patent. The Company will vigorously oppose that petition. On December 4, 2017 The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard to institute an “IPR” on the ’950 Patent. The ’292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO found the ’292 Patent valid and rejected Axon’s arguments. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ’950, ’452, and ’292 Patents. Since the defeat of Axon’s ’292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set.

We believe the outcome of these infringement lawsuits, and in particular the Axon lawsuit will have meaningful effects upon the entire body-worn camera market within the United States over the foreseeable future. The auto-activation technology protected by our ’292, ’452 and ’950 Patents is quickly becoming standard within the industry, therefore if we are successful in challenging Axon and WatchGuard’s infringing conduct, we believe it will have a substantial and positive impact upon our future revenue streams, although we can offer no assurances in this regard.

Employees

We had 95 full-time employees as of December 31, 2018. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We entered into a non-cancellable, long-term facility lease commencing in November 2012. Our facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219. The lease will terminate on April 1, 2020. The monthly rent ranges from $35,634 to $38,533 over the term.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the ” ’452 Patent”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ’452 Patent.

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

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ’452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ’452 Patent.

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and a Final Pretrial Conference took place on January 16, 2019. The parties filed motions for summary judgment on January 31, 2019. The parties are awaiting a ruling from the Court on the summary judgment motions. The Court will set a trial date once summary judgment matters are resolved.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the ” ’292 Patent”) and ’452 Patents and U.S. Patent No. 9,325,950 the (” ’950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ’950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ’950 Patent. The lawsuit also involves the ’292 Patent and the ’452 Patent, the ’452 Patent being the same patent asserted against Axon. The ’292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ’292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ’950, ’452, and ’292 Patents. Since the defeat of Axon’s ’292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set.

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to TOUR of annual sponsorship fees.

The PGA alleges that it has complied with its duties under the Agreement however, the Company has failed to pay the sponsorship fees payable under the Agreement. The PGA alleges that it has not received $1,190,000 owed for the 2017, 2018 and 2019 tournaments plus pre and post judgment interest and legal fees. The Company believes that the PGA was first to breach the contract terms and as a result the Company is no longer obligated to make the payments.

The Company has not yet filed a reply to the lawsuit and has had and is continuing to have discussions with the PGA involving potential resolution to this matter. The Company believes it has valid legal defenses against this lawsuit involving alleged defaults and misrepresentations by the PGA which preceded any of the payment defaults alleged in the lawsuit by the PGA. Should the parties be unsuccessful in resolving the matter, the Company intends to vigorously defend itself in this litigation and has accrued the potential cost to defend and or resolve this matter as of December 31, 2018.

General

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

While the ultimate resolution is unknown we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2018
1st Quarter	$2.85	$2.00
2nd Quarter	$2.70	$2.30
3rd Quarter	$4.30	$2.10
4th Quarter	$3.10	$2.31

Year Ended December 31, 2017
1st Quarter	$5.75	$4.00
2nd Quarter	$4.26	$3.03
3rd Quarter	$4.20	$2.40
4th Quarter	$2.80	$1.75

Holders of Common Stock

As of December 31, 2018, we had approximately 107 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our common stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 4,616 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2018 total 23,125.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2006 Plan terminated in 2016 with 21,087 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2018 total 46,387.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2007 Plan terminated in 2017 with 82,151 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2018 total 12,500.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. The 2008 Plan terminated in 2018 with 6,249 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2018 total 32,250.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2018, there were 726 shares reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2018 total 9,750.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2018, there were 100 shares reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2018 total 20,000.

On March 27, 2015, our board of directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares authorized and reserved for issuance under the 2015 Plan to a total of 1,250,000. At December 31, 2018, there were 37,100 shares reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2018 total 130,000.

On April 12, 2018, our board of directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan authorizes us to reserve 1,000,000 shares for future grants under it. At December 31, 2018, there were 540,000 shares reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2018 total 160,000.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the SEC which registered a total of 3,425,000 shares issued or to be issued upon exercise of the stock options underlying the various stock option plans

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	421,512	$4.34	577,926
Equity compensation plans not approved by stockholders	12,500	$14.12	—
Total all plans	434,012	$4.62	577,926

Recent Sales of Unregistered Securities

There were no issuances of unregistered securities that have not already been reported in our Quarterly Reports on Form 10-Q during 2018.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2018 and 2017; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment, including whether deliveries will resume under the AMR contract; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2019 such as the EVO-HD, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, DVM-800 HD, First VU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon and WatchGuard will achieve their intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and WatchGuard respecting us, our products and customers; (34) whether the remaining two claims under the ’556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. Our products include the DVM-800 and DVM-800 Lite, in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, body-worn cameras, our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation, for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, our cloud-based evidence management systems. We plan to introduce the EVO-HD product in 2019. It is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings.

We experienced operating losses for all quarters during 2018 and 2017. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$2,378,287	$2,878,059	$3,563,550	$2,471,513	$2,877,661	$2,983,577	$3,486,502	$5,229,860
Gross profit	56,658	1,177,289	1,618,467	1,109,394	86,295	1,008,613	1,173,216	2,276,849
Gross profit margin percentage	2.3%	40.9%	45.4%	44.9%	3.0%	33.8%	33.7%	43.5%
Total selling, general and administrative expenses	5,292,374	3,087,005	3,055,776	3,082,710	3,874,255	4,125,308	3,665,813	4,079,062
Operating loss	(5,235,716)	(1,909,716)	(1,437,309)	(1,973,316)	(3,787,960)	(3,116,695)	(2,492,597)	(1,802,213)
Operating loss percentage	(220.1)%	(66.4)%	(40.3)%	(79.8)%	(131.6)%	(104.5)%	(71.5)%	(34.5)%
Net loss	$(5,327,849)	$(4,665,580)	$(2,962,890)	$(2,588,232)	$(4,399,673)	$(3,493,306)	$(2,326,523)	$(2,032,955)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the FirstVU HD, VuLink and FleetVU; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as our sponsorship of the Digital Ally Open golf tournament, the timing of trade shows and bonus compensation; (5) litigation and related expenses respecting outstanding lawsuits; and (5) non-cash charges relating to changes in the fair value of the secured debentures and warrant derivatives. We reported an operating loss of $5,235,716 on revenues of $2,378,287 for fourth quarter 2018, which continued a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, litigation expenses relating to the patent infringement; the reduction of our gross margins; and non-cash charges relating to changes in the fair value of the secured debentures and warrant derivatives

The factors and trends affecting our recent performance include:

●	Revenues decreased in fourth quarter 2018 to $2,378,287 compared to the previous quarters. The primary reason for the revenue decreases in the fourth quarter 2018 is that we continue to face increased challenges for our in-car and body-worn systems as our competitors have released new products with advanced features and have maintained their product price cuts. We plan to introduce a new product platform, the EVO-HD, specifically for in-car systems in 2019 to address our competitors’ new product features. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues also declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market in both 2017 and 2018 and has continued to pressure our revenues.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO granted us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	We have asserted two significant patent infringement lawsuits involving Axon and WatchGuard that has had significant impacts on our quarterly results primarily due to the timing and amounts of legal fees expended on such lawsuits. Future quarterly results during 2019 and possibly beyond will continue to be impacted as these cases move to trial. If the juries in such lawsuits determine Axon and WatchGuard are infringing our patents, they would then determine the amount of compensatory damages owed to us by the defendants and whether such damage awards should be trebled due to willful infringement by each of the defendants. In addition, there may be attempts by the defendants to settle such lawsuits prior to the trial. Such jury awards and/or potential settlements prior to trial would likely have a significant impact on our quarterly operating results if and when they occur.

●	We recently announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the new relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every race track, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $193,000 in Q-4 2018, an increase of $19,800 (11%) over Q-3 2018. Overall, cloud revenues increased to $694,000 for 2018 compared to $279,000 for 2017, an increase of $415,000 or 149%. Additionally, revenues from extended warranties have also been increasing and were approximately $301,000 for the three months ended December 31, 2018, compared to $231,000 for the prior year period for an increase of $70,000 (30%). We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	Our international revenues decreased to $362,338 (3% of total revenues) during the year ended December 31, 2018, compared to $559,822 (4% of total revenues) during the year ended December 31, 2017. The international sales cycle generally takes longer than domestic business and we continue to provide bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service and the FirstVU HD, internationally.

●	We have undertaken a program in recent quarters to substantially reduce selling, general and administrative (“SG&A”) expenses through headcount reductions and other SG&A cost reduction measures. Our operating results reflect significant reductions in overall SG&A expenses compared to previous quarters except for professional fees incurred for pending litigation.

●	Non-cash charges had a significant impact on our net loss in 2018: the change in the fair value of secured convertible debentures that we issued in 2018 and 2016 and warrant derivative liabilities totaled $2,690,035.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

We are a party to operating leases, title sponsorship, and license agreements that represent commitments for future payments (described in Note 11 to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2018 and 2017

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2018 and 2017, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	65%	69%

Gross profit	35%	31%
Selling, general and administrative expenses:
Research and development expense	13%	22%
Selling, advertising and promotional expense	25%	26%
Stock-based compensation expense	20%	12%
General and administrative expense	71%	48%

Total selling, general and administrative expenses	129%	108%

Operating loss	(94%)	(77%)
Change in warrant derivative liabilities	(3)%	—%
Change in fair value of secured convertible debentures	(20)%	—%
Change in fair value of proceeds investment agreement	(1)%	—%
Loss on extinguishment of subordinated notes payable	—%	(3)%
Loss on extinguishment of secured convertible debentures	(5)%	—%
Secured convertible note payable issuance expenses	(3)%	—%
Other income and interest expense, net	(12)%	(5)%
Loss before income tax benefit	(138%)	(85%)
Income tax expense (benefit)	—%	1%

Net loss	(138%)	(84%)

Net loss per share information:
Basic	$(1.93)	$(1.76)
Diluted	$(1.93)	$(1.76)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for the years ended December 31, 2018 and 2017 were derived from the following sources:

	Years ended December 31,
	2018	2017
DVM-800 and DVM 800HD	45%	48%
FirstVu HD	12%	11%
DVM-250 Plus	7%	9%
Cloud service revenue	6%	2%
DVM-750	4%	4%
VuLink	2%	2%
DVM-100 & DVM-400	—%	2%
Repair and service	13%	8%
Accessories and other revenues	11%	14%
	100%	100%

Our cloud service revenues increased from 2% to 6% of total revenues, which trend we expect to continue, because of the appeal of our FleetVU cloud-based driver management and monitoring tool and increased interest in our cloud solutions by our law enforcement customers.

Product revenues for the years ended December 31, 2018 and 2017 were $9,130,911 and $12,773,560, respectively, a decrease of $3,642,649 (29%), due to the following factors:

●	In general we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition as our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We will introduce our EVO-HD in 2019 with the goal of enhancing our product line features to meet these competitive challenges.

●	In addition, product revenues for the year ended December 31, 2017 included approximately $800,000 in revenues related to the AMR contract compared to approximately $117,000 in 2018. In early 2017 we were awarded the AMR contract for 1,550 DVM-250 systems, as well as FleetVU manager cloud storage and system implementation, which had a positive impact on first quarter 2017 revenues. We had expected increases in our commercial event recorder revenues given the AMR contract, but in summer 2017 AMR halted deliveries under the contract after it experienced two catastrophic accidents involving the loss of life in vehicles equipped with our DVM-250’s. AMR alleged that the DVM-250 units in those vehicles failed to record the accidents. We met with AMR representatives in the late 2017 to discuss the accidents and the performance of our equipment including a plan to re-start the contract deliveries. We agreed upon a plan to update and upgrade our existing equipment and the possibility of rolling out deliveries to some new locations in 2019. The parties have completed the implementation of the updates/upgrades of equipment, including the installation of ATUs, which will increase recurring revenue generated under the current contract in 2019 and beyond. We are hopeful that deliveries will resume under the contract in early 2019, although we can offer no assurances in this regard.

●	We shipped six individual orders in excess of $100,000, for a total of approximately $984,850 in revenue for the year ended December 31, 2018, compared to twelve individual orders in excess of $100,000, for a total of approximately $2,717,000 in revenue for the year ended December 31, 2017. Our average order size decreased to approximately $2,075 in the year ended December 31, 2018 from $2,650 during the year ended December 31, 2017. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $362,338 (3% of total revenues) during the year ended December 31, 2018 from $559,822 (4% of total revenues) for the year ended December 31, 2017. The international sales cycle generally takes longer than domestic business and we have continued to provide bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service and the FirstVU HD, internationally.

●	We believe the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

Service and other revenues for the years ended December 31, 2018 and 2017 were $2,160,498 and $1,804,040, respectively, an increase of $356,458 (20%), due to the following factors:

●	Cloud revenues were $693,653 and $279,129 for the years ended December 31, 2018 and 2017, respectively, an increase of $414,524 (149%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in 2018. We expect this trend to continue for 2019 as we have updated/upgraded the AMR equipment and the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $1,106,289 and $870,282 for the years ended December 31, 2018 and 2017, respectively, an increase of $236,007 (27%). We have many customers that purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue for 2019.

●	Installation service revenues were $90,511 and $187,517 for the years ended December 31, 2018 and 2017, respectively, a decrease of $97,006 (52%). In early 2017 we were awarded the AMR contract for the installation of 1,550 three camera DV-250 systems which resulted in the higher installation services in 2017. We did not have any similar large customer installations in 2018. Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

●	Software revenue, non-warranty repair and other revenues were $270,045 and $467,112 for the years ended December 31, 2018 and 2017, respectively, a decrease of $197,067 (42%). The decrease in 2018 was due to software and non-warranty repair revenues being less than 2017 levels. Software revenues were $115,458 in 2018 compared to $224,215 in 2017. Non-warranty repairs were $106,910 in 2018 compared to $172,558 in 2017.

Total revenues for the years ended December 31, 2018 and 2017 were $11,291,409 and $14,577,600, respectively, a decrease of $3,286,191 (23%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the years ended December 31, 2018 and 2017 was $6,805,897 and $8,771,474, respectively, a decrease of $1,965,577 (22%). The decrease in product cost of goods sold is commensurate with the 29% decrease in product revenues offset by product cost of sales as a percentage of revenues increasing to 75% in 2018 from 69% in 2017. We scrapped approximately $1,870,000 of inventory and increased the reserve for obsolete and excess inventories by approximately $372,000 during the year ended December 31, 2018 due to increased levels of excess component parts of older versions of PCB boards, used trade-in inventory requiring refurbishment and the phase-out of our DVM-750 and LaserAlly legacy products.

Cost of service and other revenue for the years ended December 31, 2018 and 2017 was $523,704 and $1,261,153, respectively, a decrease of $737,449 (59%). The decrease in service and other cost of goods sold is primarily due to the reduction in staffing during 2018 for staffing that we had previously hired to provide installation services related to the AMR contract. Such resources were not required in 2018 as the product rollout on the AMR contract slowed considerably during 2018 compared to 2017.

Total cost of sales as a percentage of revenues decreased to 65% during the year ended December 31, 2018 from 69% for the year ended December 31, 2017. We believe our gross margins will continue to improve if we improve revenue levels, continue to reduce product warranty issues and add higher margin revenues from cloud-based services.

We recorded $3,287,771 and $2,990,702 in reserves for obsolete and excess inventories at December 31, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,969,786 and $4,621,704 at December 31, 2018 and December 31, 2017, respectively, an increase of $348,082 (8%). The increase in raw materials was mostly in parts for our FirstVU HD product. Finished goods balances were $4,965,594 and $6,964,624 at December 31, 2018 and December 31, 2017, respectively, a decrease of $1,990,030 (29%). The decrease in finished goods was primarily related to reductions in our DVM-750 product line, and test and evaluation and replacement inventory. The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2018.

Gross Profit

Gross profit for the years ended December 31, 2018 and 2017 was $3,961,808 and $4,544,973, respectively, a decrease of $583,165 (13%). The decrease is commensurate with the 23% decline in revenues for the year ended December 31, 2018 offset by a decrease in cost of sales as a percentage of revenues to 65% for the year ended December 31, 2018 from 69% for the year ended December 31, 2017. We believe that gross margins will improve during 2019 and beyond if we improve revenue levels primarily through the introduction of products such as the EVO-HD, continue to reduce product warranty issues and shift our revenues to higher-margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2019. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14,517,865 and $15,744,438 for the years ended December 31, 2018 and 2017, respectively, a decrease of $1,226,573 (8%). Management implemented a plan to significantly reduce selling, general and administrative expenses in late 2017 and 2018 which has shown considerable success, exclusive of professional fees incurred for pending patent litigation. Selling, general and administrative expenses as a percentage of sales increased to 129% in 2018 from 108% in 2017.

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2018	2017
Research and development expense	$1,444,063	$3,149,011
Selling, advertising and promotional expense	2,797,793	3,873,091
Stock-based compensation expense	2,272,656	1,752,579
Professional fees and expense	3,422,694	1,526,448
Executive, sales, and administrative staff payroll	2,139,687	2,698,702
Other	2,440,972	2,744,607
Total	$14,517,865	$15,744,438

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,444,063 and $3,149,011 for the years ended December 31, 2018 and 2017, respectively, a decrease of $1,704,948 (54%). We employed a total of 11 engineers at December 31, 2018 compared to 24 engineers at December 31, 2017, most of whom are dedicated to research and development activities for new products and primarily the EVO-HD which we plan to launch in 2019. These headcount reductions were part of our strategy to reduce SG&A expenses and were the primary factor in the 54% reduction in research and development expenses for the year ended December 31, 2018 compared the same period 2017. Research and development expenses as a percentage of total revenues were 13% for the year ended December 31, 2018 compared to 22% for the year ended December 31, 2017. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,797,793 and $3,873,091 for the years ended December 31, 2018 and 2017, respectively, a decrease of $1,075,298 (28%) which is commensurate with the 23% decline in revenues. Salesman salaries and commissions represent the primary components of these costs and were $2,413,680 and $3,111,435 for the years ended December 31, 2018 and 2017, respectively, a decrease of $697,755 (22%). We reduced the number of salesman in our law enforcement channel in late 2017. The effective commission rate was 21.4% for the year ended December 31, 2018 compared to 21.3% for the year ended December 31, 2017.

Promotional and advertising expenses totaled $384,113 during the year ended December 31, 2018 compared to $761,656 during the year ended December 31, 2017, a decrease of $377,543 (50%). The decrease is primarily attributable to us not serving as the title sponsor for the 2018 Web.com Tour golf tournament. In 2017 we incurred net promotional expenses of $266,280 for the 2017 Web.com golf tournament. Additionally, we have reduced the number of trade shows we attended during 2018 as management questioned the efficiency and effectiveness of many of the lesser attended trade shows and eliminated them from the schedule. This reduction in promotional and advertising expenses was also a component of our strategy to reduce SG&A expenses

Stock-based compensation expense. Stock based compensation expense totaled $2,272,656 and $1,752,579 for the years ended December 31, 2018 and 2017, respectively, an increase of $520,077 (30%). The increase is primarily due to increased amortization during the year ended December 31, 2018 compared to 2017 related to the restricted stock granted during 2018 and 2017 to our officers, directors, and other employees. We relied more on stock-based compensation during 2018 and 2017 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $3,422,694 and $1,526,448 for the years ended December 31, 2018 and 2017, respectively, an increase of $1,896,246 (124%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon, WatchGuard and PGA lawsuits. The Axon and WatchGuard case stays have been lifted and both lawsuits are proceeding towards trial. The legal fees related to both the Axon and WatchGuard litigation were significantly higher in late 2018 and expected to remain high in 2019 as we proceed to trial. We intend to pursue recovery from Axon, WatchGuard, their insurers and other responsible parties as appropriate. If the juries determine Axon and WatchGuard are infringing our patents, they would then determine the amount of compensatory damages owed to us by the defendants and whether such damage awards should be trebled due to willful infringement by each of the defendants. In addition, there may be attempts by the defendants to settle such lawsuits prior to the trial. Such jury awards and/or potential settlements prior to trial would likely have a significant impact on our quarterly operating results if and when they occur. The PGA lawsuit is in the early stages and the Company has not yet filed its reply to the lawsuit but has accrued the potential cost to defend and or resolve this matter as of December 31, 2018.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,139,687 and $2,698,702 for the years ended December 31, 2018 and 2017, respectively, a decrease of $559,015 (21%). The primary reason for the decrease in executive, sales and administrative staff payroll was a significant reduction of workforce that was effective in mid-January 2018. We had approximately 132 total employees at December 31, 2017 compared to approximately 95 at December 31, 2018. This reduction in executive, sales and administrative staff payroll headcount and related expenses was a primary component of our strategy to reduce SG&A expenses.

Other. Other selling, general and administrative expenses totaled $2,440,972 and $2,744,607 for the years ended December 31, 2018 and 2017, respectively, a decrease of $303,635 (11%). The decrease in other expenses in 2018 compared to 2017 is primarily attributable to decreased health insurance premiums and unemployment taxes for our employees as a result of the headcount reduction related to our strategy to reduce SG&A expenses.

Operating Loss

For the reasons previously stated, our operating loss was $10,556,057 and $11,199,465 for the years ended December 31, 2018 and 2017, respectively, an improvement of $643,408 (6%). Operating loss as a percentage of revenues increased to 90% in 2018 from 77% in 2017.

Interest and Other Income

Interest income increased to $19,524 for the year ended December 31, 2018 from $11,818 in 2017 which reflected our overall higher cash and cash equivalent levels in 2018 compared to 2017.

Interest Expense

We incurred interest expense of $1,366,520 and $733,736 during the years ended December 31, 2018 and 2017, respectively. The increase is primarily attributable to the $6.875 million principal amount of the 2018 Debentures we issued in April and May 2018, which bore interest at the rate of 8% per annum on the outstanding principal balance. We paid the 2018 Debentures in full on August 21, 2018 and were required to pay the remaining 12 months of guaranteed interest on the Debentures, which included a 10% premium, because they were not retired before August 1, 2018.

Change in Warrant Derivative Liabilities

We issued detachable warrants exercisable to purchase a total of 398,916 common shares, as adjusted, in conjunction with $2.0 million and $4.0 million Secured Convertible Notes during March and August 2014. The warrants were required to be treated as derivative liabilities because of their anti-dilution and down-round provisions. Accordingly, we estimated the fair value of such warrants as of their respective date of issuance and recorded a corresponding derivative liability in the balance sheet. Upon exercise of the warrants we recognized a gain/loss based on the closing market price of the underlying common stock on the date of exercise. In addition, the warrant derivative liability is adjusted to the estimated fair value of any unexercised warrants as of December 31, 2017 and 2018. There remained warrants outstanding exercisable to purchase 12,200 shares of common stock at December 31, 2017 and there were no associated warrants outstanding as of December 31, 2018. Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset to their exercise price and number as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share.

The holder of the warrants exercised its option to purchase common stock for all remaining outstanding warrants during the year ended December 31, 2018 at the reset exercise price of $.52 per share. The net change in fair value of the warrants to the closing market price on their respective date of exercise resulted in a net charge to change in warrant derivatives for the year ended December 31, 2018 of $319,105.

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $16,260 for the year ended December 31, 2017. There remained no warrants classified as derivative liabilities outstanding at December 31, 2018 therefore the respective warrant derivative liability balance was $0 at December 31, 2018.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of 2016 Debentures that we retired on April 3, 2018 on their fair value basis. The change in fair value of the debentures was $12,807 during the year ended December 31, 2018, which was recognized as a gain in the Consolidated Statement of Operations. We paid these Debentures on April 3, 2018.

We elected to account for the $6.875 million principal amount of 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the 2018 Debentures which yielded an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. We paid the 2018 Debentures on August 21, 2018 in full and the change in fair value of the 2018 Debentures from origination date to August 21, 2018 was $2,309,251, which was recognized as a loss in the Consolidated Statement of Operations.

The net charge to change in fair value of secured debentures for the year ended December 31, 2018 was $2,296,444 compared to $12,807 for the year ended December 31, 2017.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the Proceeds Investment Agreement that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA Agreement which yielded an estimate fair value of $9,067,513 as of its origination date and $9,142,000 for the PIA Agreement as of December 31, 2018. The change in fair value from origination date until December 31, 2018 was $74,487, which was recognized as a loss in the Consolidated Statement of Operations at December 31, 2018. There was no similar Proceeds Investment Agreement in 2017.

Loss on Extinguishment of Subordinated Notes Payable

On June 30, 2017, the Company, in two separate transactions, borrowed an aggregate of $700,000 under two unsecured notes payable to private, third-party lenders. The loans were funded on June 30, 2017 and both were represented by promissory notes (the “June Notes”) that bore interest at the rate of 8% per annum with principal and accrued interest payable on or before their maturity date of September 30, 2017. The June Notes were unsecured and subordinated to all existing and future senior indebtedness, as such term is defined in the June Notes. On September 30, 2017, the Company obtained an extension of the maturity date of one of the June Notes to December 31, 2017 and then a further extension to March 31, 2018. In connection with the first extension, the Company issued warrants to purchase 100,000 shares of common stock at $2.60 per share until November 15, 2022. The Company treated the extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $180,148, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable. The Company paid the second June Note in full in August 2017.

On September 29, 2017, the Company borrowed $300,000 under an unsecured note payable with a private, third party lender. The loan was represented by a promissory note that bore interest at 8% per annum and was due and payable in full on November 30, 2017 and could be prepaid without penalty. Such note was unsecured and subordinated to all existing and future senior indebtedness, as such term was defined in the note. On December 29, 2017 the Company borrowed an additional $350,000 from the same private, third party lender and combined the existing note issued in September 2017 into a Secured Note with a principal balance of $658,500 that was due and payable in full on March 1, 2018. The Secured Note was secured by the Company’s intellectual property portfolio, as such term is defined in the related security agreement. In connection with issuance of the Secured Note the Company issued warrants to the lender exercisable to purchase 120,000 shares of common stock for $3.25 per share until December 28, 2022. The Company treated the issuance and extension of this debt as an extinguishment for financial accounting purposes. Accordingly, the estimated fair value of the warrants granted totaled $244,379, which was recorded as additional paid-in-capital and a loss on extinguishment of subordinated notes payable.

The loss on extinguishment of subordinated notes payable aggregated $424,527 for the year ended December 31, 2017. There were no similar extinguishment of subordinated notes payable in 2018.

Loss on Extinguishment of Secured Convertible Debentures

We closed the Private Placement of $6.875 million of 2018 Debentures and warrants exercisable to purchase 916,667 shares of common stock on April 3, 2018. The Private Placement resulted in gross proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. We used a portion of the proceeds to repay in full the 2016 Debentures, which matured on March 30, 2018, and approximately $758,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds was used for working capital purposes. In conjunction with the transaction we recorded a loss on extinguishment of the 2016 Debentures totaling $600,000 for the year ended December 31, 2018. There was no similar extinguishment of debentures in 2017.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record the $6.875 million 2018 Debenture issued in April and May 2018 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $351,462 for the year ended December 31, 2018. The issuance costs included a $150,000 placement agent fee and the remainder was primarily legal fees. No similar debt issuances occurred in 2017.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $15,544,551 and 12,342,457 for the years ended December 31, 2018 and 2017, respectively, a deterioration of $3,202,094 (26%).

Income Tax Benefit

The Company recorded an income tax benefit of $-0- and $90,000 for the years ended December 31, 2018 and 2017, respectively. The effective tax rate for both 2018 and 2017 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2018 and 2017 primarily because of the recurring operating losses.

The tax act enacted during 2017 eliminated the alternative minimum tax (AMT) for corporations and allows any remaining AMT carryforward to become refundable in 2018 and beyond tax returns. As a result, we did not provide a valuation reserve on the deferred tax asset represented by the AMT tax credit carryforward as of December 31, 2017. Accordingly, we recorded an income tax benefit of $90,000 at December 31, 2017 representing the AMT credit carryforwards that became refundable under the new tax act.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2018 exclusive of AMT tax credit carryforward. During 2018, we increased our valuation reserve on deferred tax assets by $3,430,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $61,600,000 of Federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2018 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $15,544,551 and $12,252,457 for the years ended December 31, 2018 and 2017, respectively, a deterioration of $3,202,094 (26%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.93 and $1.76 for the years ended December 31, 2018 and 2017, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2018 and 2017 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan - The Company incurred substantial operating losses in the years ended December 31, 2018 and, 2017 due to the factors cited elsewhere in this Report. In recent years and including 2018, the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, it raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017.

The Company retired all interest-bearing debt outstanding during the year ended December 31, 2018 and had no interest-bearing debt outstanding as of December 31, 2018. The only long-term obligations outstanding as of December 31, 2018 is associated with the proceeds investment agreement which the Company entered into during July 2018 which is more fully described in Note 7.

The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional debt or equity financing when needed and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and 2018, which contracts include recurring revenue during the period 2018 to 2020. It believes that its quality control, headcount reduction and cost cutting initiatives, and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

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

Pursuant to the PIA Agreement and in consideration for the $10 million in funding, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to it or its affiliates agreed to in a settlement or awarded in judgment in connection with the patent assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the Agreement) and (ii) if BKI has not received its minimum return by the earlier of a liquidity event (as defined in the Agreement) and July 31, 2020, then the Company agreed to assign to BKI 100% of the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4 million.

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

On August 23, 2017, the Company closed a $3.0 million offering of its common stock and common stock purchase warrants in a registered direct offering. At the closing, it sold to institutional investors in a registered direct offering an aggregate of 940,000 shares of its common stock at a price of $3.00 per share and Series B Warrants, for gross offering proceeds of $3.0 million. For each share of common stock purchased, investors received two registered warrants, each with an exercise price of $3.36 per share (the “Series A-1 Warrant” and the “Series A-2 Warrant”). The Series A-1 Warrants are exercisable to purchase up to 680,000 shares of common stock and have a term of five years commencing six months following the closing date. The Series A-2 warrants are immediately exercisable to purchase 200,000 shares of common stock and have a term of five years commencing on the closing date. Additionally, the Company issued to certain of the investors, in lieu of shares of common stock at closing, Series B Warrants that are immediately exercisable (the “Series B Warrant”) to purchase 60,000 shares of common stock for which the investors paid $2.99 per share at the closing and will pay $0.01 per share upon exercise of the Series B Warrant so that such investors’ beneficial ownership interest would not exceed 9.9% of the issued and outstanding shares of common stock. The Series B Warrants terminate upon exercise in full. After placement agent fees and other estimated offering expenses, the net offering proceeds to us totaled approximately $2.8 million. The foregoing warrants issued in this transaction did not contain terms that would require us to record derivative warrant liabilities that could affect our financial statements. Proceeds of the offering were used to pay a portion of the outstanding principal balance of the Debentures, retire one of the June Notes and for working capital purposes.

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

If we must further supplement our liquidity to support our operations in 2019, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2019 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and most recently by the Offering in September and PIA Financing in August 2018. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard.

Further, we had warrants outstanding exercisable to purchase 4,657,145 shares of common stock at a weighted average exercise price $5.54 per share outstanding as of December 31, 2018. In addition, there are common stock options outstanding exercisable to purchase 354,012 shares at an average price of $5.17 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2019, although we can offer no assurances in this regard.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Report.

We had $3,598,807 of available cash and equivalents and net working capital of approximately $8.7, million as of December 31, 2018. Net working capital as of December 31, 2018 included approximately $1.8 million of accounts receivable and $7.0 million of inventory.

Cash, cash equivalents and restricted cash balances: As of December 31, 2018, we had cash, cash equivalents and restricted cash with an aggregate balance of $3,598,807, an increase from a balance of $554,712 at December 31, 2017. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,044,095 net increase in cash during the year ended December 31, 2018:

●	Operating activities:	$9,011,857 of net cash used in operating activities. Net cash used in operating activities was $9,011,857 and $6,354,853 for the years ended December 31, 2018 and 2017, respectively, a deterioration of $2,657,004. The deterioration was primarily the result of our net loss and decreases in accounts payable, offset by decreases in inventory and increases in accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during 2019, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$70,948 of net cash used in investing activities. Cash used in investing activities was $70,948 and $476,199 for the years ended December 31, 2018 and 2017 respectively. In 2018 and 2017, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$12,126,900 of net cash provided by financing activities. Cash provided by financing activities was $12,126,900 and $3,002,640 for the years ended December 31, 2018 and 2017, respectively. On September 28, 2018 we received net proceeds of $7,324,900 from the Offering, which we are using for working capital and general corporate purposes. On July 31 and August 21, 2018 we received $10,000,000 from the proceeds investment agreement which was used to repay the 2018 Debentures and for general corporate purposes. On April 3, 2018 and May 11, 2018 we received proceeds of $6,250,000 from the 2018 Debentures and warrants primarily for full repayment of the 2016 Debentures issued in December 2016 and other outstanding debt of the company, working capital and general corporate purposes. On March 7, 2018, we received $250,000 of proceeds from the issuance of the March Note for general working capital purposes.

The net result of these activities was an increase in cash of $3,044,095 to $3,598,807 for the year ended December 31, 2018.

Commitments:

We had $3,598,807 of cash, cash equivalents and restricted cash balances and net positive working capital approximating $8.7 million as of December 31, 2018. Accounts receivable balances represented $1,847,886 of our net working capital at December 31, 2018. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2019, which would help to provide positive cash flow to support our operations during 2019. Inventory represented $6,999,060 of our net working capital at December 31, 2018 and finished goods represented $4,965,594 of total inventory. We are actively managing the level of inventory and our goal is to reduce such level during 2019 by our sales activities, which should provide additional cash flow to help support our operations during 2019.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2018.

Lease commitments-Operating Leases. We have a long-term operating lease agreement for office and warehouse space that expires in April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense for the years ended December 31, 2018 and 2017 was $397,924 and $397,924, respectively, related to these leases. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2019	$457,327
2020	154,131
$611,458

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,083 and $21,188 for the years ended December 31, 2018 and 2017, respectively.

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

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and a Final Pretrial Conference took place on January 16, 2019. The parties filed motions for summary judgment on January 31, 2019. The parties are awaiting a ruling from the Court on the summary judgment motions. The Court will set a trial date once summary judgment matters are resolved.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the ‘452 Patent being the same patent asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ‘292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set.

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to TOUR of annual sponsorship fees.

The PGA alleges that it has complied with its duties under the Agreement however, the Company has failed to pay the sponsorship fees payable under the Agreement. The PGA alleges that it has not received $1,190,000 owed for the 2017, 2018 and 2019 tournaments plus pre and post judgment interest and legal fees. The Company believes that the PGA was first to breach the contract terms and as a result the Company is no longer obligated to make the payments.

The Company has not yet filed a reply to the lawsuit and has had and is continuing to have discussions with the PGA involving potential resolution to this matter. The Company believes it has valid legal defenses against this lawsuit involving alleged defaults and misrepresentations by the PGA which preceded any of the payment defaults alleged in the lawsuit by the PGA. Should the parties be unsuccessful in resolving the matter, the Company intends to vigorously defend itself in this litigation and has accrued the potential cost to defend and or resolve this matter as of December 31, 2018.

General

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

While the ultimate resolution is unknown we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $-0- and $266,280 for the years ended December 31, 2018 and 2017, respectively. The PGA has filed suit in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing as previously described. The Company believes that the PGA was first to breach the contract terms and as a result the Company is no longer obligated to make the payments.

401 (k) Plan. We sponsor a 401(k) retirement savings plan for the benefit of our employees. The plan, as amended, requires us to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. We made matching contributions totaling $112,622 and $178,835 for the years ended December 31, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2018, the Company had advanced a total of $279,140 pursuant to this agreement and established an allowance reserve of $104,140 for a net advance of $175,000. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of December 31, 2018, the Company had advanced a total of $53,332 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $228.4 million since we commenced deliveries during 2006. As of December 31, 2018 and December 31, 2017, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2018. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Raw material and component parts	$4,969,786	$4,621,704
Work-in-process	351,451	155,087
Finished goods	4,965,594	6,964,624
Subtotal	10,286,831	11,741,415
Reserve for excess and obsolete inventory	(3,287,771)	(2,990,702)
Total	$6,990,060	$8,750,713

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 32.0% of the gross inventory balance at December 31, 2018, compared to 25.5% of the gross inventory balance at December 31, 2017. We had $3,287,771 and $2,990,702 in reserves for obsolete and excess inventories at December 31, 2018 and December 31, 2017, respectively. Total raw materials and component parts were $4,969,786 and $4,621,704 at December 31, 2018 and December 31, 2017, respectively, an increase of $348,082 (8%). The increase in raw materials was mostly in parts for our FirstVU HD product. Finished goods balances were $4,965,594 and $6,964,624 at December 31, 2018 and December 31, 2017, respectively, a decrease of $1,990,030 (29%). The decrease in finished goods was primarily related to reductions in our DVM-750 product line, and test and evaluation and replacement inventory. The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2018.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $195,135 as of December 31, 2018 compared to $325,001 as of December 31, 2017 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 160,000 stock options granted during the year ended December 31, 2018.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2017, cumulative valuation allowances in the amount of $18,070,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $21,395,000 to fully reserve our deferred tax assets at December 31, 2018. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2018 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2018 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2018 and 2016 we issued Secured Convertible Debentures with detachable warrants to purchase common stock and in 2014 in two separate transactions we issued a total of $6.0 million of Secured Convertible Notes with detachable warrants to purchase common stock. Additionally, in July and August 2018 we entered into the proceeds investment agreement (PIA). We elected to record the PIA, 2018 and 2016 Debentures and 2014 Secured Convertible Notes on their fair value basis. In addition, the warrants to purchase common stock issued in conjunction with the 2014 Secured Convertible Notes contained anti-dilution provisions that required them to be accounted for as derivative liabilities. We were required to determine the fair value of these financial instruments outstanding as of December 31, 2018 for financial reporting purposes. The entire principal balance of the Secured Convertible Notes issued in 2014 has been converted to equity and all warrants have been exercised. Additionally, the 2018 and 2016 Secured Debentures have been paid off or converted to equity. In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Proceeds investment agreement	$-	$-	$9,142,000	$9,142,000

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of December 31, 2018, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2018, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2018 (our “2019 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2019 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2019 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2019 Proxy Statement.

Item 11.	Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2019 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	(1)
3.1	Amended and Restated Articles of Incorporation of Registrant, dated December 13, 2004.	(1)
3.2	Amended and Restated By-laws of Registrant.	(1)
3.3	Audit Committee Charter, dated September 22, 2005.	(1)
3.4	Compensation Committee Charter, dated September 22, 2005	(1)
3.5	Nominating Committee Charter dated December 27, 2007.	(2)
3.6	Corporate Governance Guidelines	(3)
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	(4)
3.8	Strategic Planning Committee Charter, dated June 28, 2009.	(4)
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	(5)
4.1	Form of Common Stock Certificate.	(6)
4.2	Form of Common Stock Purchase Warrant.	(6)
4.3	Form of Series A Common Stock Purchase Warrant.	(7)
4.4	Form of Series B Common Stock Purchase Warrant.	(7)
4.5	Form of Series C Common Stock Purchase Warrant.	(7)
5.1	Opinion of Quarles & Brady, LLP	(32)
10.1	2005 Stock Option and Restricted Stock Plan.	(6)
10.2	2006 Stock Option and Restricted Stock Plan.	(6)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(6)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(6)
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	(6)
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	(8)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	(8)
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	(8)
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	(8)
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	(8)

10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	(8)
10.12	2007 Stock Option and Restricted Stock Plan.	(9)
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	(2)
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	(2)
10.15	2008 Stock Option and Restricted Stock Plan.	(2)
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	(2)
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	(2)
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	(10)
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	(10)
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	(11)
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(11)
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	(12)
10.23	2011 Stock Option and Restricted Stock Plan	(13)
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(13)
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	(14)
10.26	Common Stock Purchase Warrant	(14)
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	(15)
10.28	Common Stock Purchase Warrant	(15)
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	(15)
10.30	Amendment to Common Stock Purchase Warrant	(15)
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	(16)
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	(16)
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	(16)
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	(16)
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	(17)
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	(17)
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	(17)
10.38	Securities Purchase Agreement	(18)
10.39	Registration Rights Agreement	(18)
10.40	Form of Senior Secured Convertible Note	(18)
10.41	Form of Warrant to Purchase Common Stock	(18)
10.42	Pledge and Security Agreement	(18)
10.43	Patent Assignment for Security	(18)
10.44	Trademarks Assignment for Security	(18)
10.45	Guaranty	(18)
10.46	Deposit Account Control Agreement	(18)
10.47	Form of Voting Agreement	(18)
10.48	Form of Lock-Up Agreement	(18)
10.49	Securities Purchase Agreement	(19)
10.50	Registration Rights Agreement	(19)
10.51	Form of Senior Secured Convertible Note	(19)
10.52	Form of Warrant to Purchase Common Stock	(19)
10.53	Amended and Restated Pledge and Security Agreement	(19)
10.54	Patent Assignment for Security	(19)
10.55	Trademarks Assignment for Security	(19)
10.56	Amended and Restated Guaranty Agreement	(19)
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	(19)
10.58	Form of Voting Agreement	(19)

10.59	Form of Lock-Up Agreement	(19)
10.60	Reaffirmation Agreement	(19)
10.61	Senior Secured Convertible Note	(19)
10.62	Warrant to Purchase Common Stock	(19)
10.63	Fourth Allonge to 8% Subordinated Note ($1.5 million) dated May 27, 2015	(20)
10.64	Third Allonge to 8% Subordinated Note ($1.0 million) dated May 27, 2015	(20)
10.65	Fifth Allonge to 8% Subordinated Note ($1.5 million) dated July 15, 2015	(21)
10.66	Fourth Allonge to 8% Subordinated Note ($1.0 million) dated July 15, 2015	(21)
10.67	Common Stock Purchase Warrant	(21)
10.68	Securities Purchase Agreement	(22)
10.69	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(23)
10.70	Series A Warrant Amendment Agreement	(24)
10.71	Series B Warrant Amendment Agreement	(24)
10.72	Series C Warrant Amendment Agreement	(24)
10.73	Securities Purchase Agreement	(25)
10.74	8% Senior Secured Convertible Debenture	(25)
10.75	Common Stock Purchase Warrant	(25)
10.76	Security Agreement	(25)
10.77	Subsidiary Guarantee	(25)
10.78	Form of Series A-1 Warrant	(26)
10.79	Form of Series A-2 Warrant	(26)
10.80	Form of Series A-3 Warrant	(26)
10.81	Form of Securities Purchase Agreement, dated as of August 21, 2017, by and among Digital Ally, Inc. and the purchasers signatory thereto.	(26)
10.82	Form of Securities Purchase Agreement, by and among the Company and the purchaser signatories thereto	(27)
10.83	Form of Secured Convertible Promissory Note	(27)
10.84	Form of Common Stock Purchase Warrant	(27)
10.85	Form of Security Agreement, by and among the Company and each of the secured parties thereto	(27)
10.86	Form of Intellectual Property Security Agreement, between the Company and the secured lender thereto	(27)
10.87	Form of Subsidiary Guarantee, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries	(27)
10.88	Common Stock Purchase Warrant of Digital Ally, Inc.	(29)
10.89	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(29)
10.90	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(29)
10.91	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan	(30)
10.92	Form of Lock-Up Agreement	(31)
14.1	Code of Ethics and Code of Conduct.	(2)
21.1	Subsidiaries of Registrant	(28)
23.1	Consent of RSM US LLP	*
23.3	Consent of Quarles & Brady LLP (included in Exhibit 5.1)*	(32)
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2018 and 2017.	*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Calculation Linkbase **
101.LAB	XBRL Taxonomy Label Linkbase **
101.PRE	XBRL Taxonomy Presentation Linkbase **

*Filed herewith.

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

(1)	Filed as an exhibit to the Company’s Form SB-2, filed October 16, 2006, No. 333-138025.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 20, 2009.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2009.
(5)	Filed as an exhibit to the Company’s Form 8-K filed August 30, 2012.
(6)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(7)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(8)	Filed as an exhibit to the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025
(9)	Filed as an exhibit to the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2008.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2009.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2010.
(13)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011
(14)	Filed as an exhibit to the Company’s Form 8-K filed June 3, 2011
(15)	Filed as an exhibit to the Company’s Form 8-K filed November 10, 2011
(16)	Filed as an exhibit to the Company’s Form 8-K filed July 30, 2012
(17)	Filed as an exhibit to the Company’s Form 8-K filed December 9, 2013
(18)	Filed as an exhibit to the Company’s Form 8-K filed March 21, 2014
(19)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2014
(20)	Filed as an exhibit to the Company’s Form 8-K filed May 28, 2015
(21)	Filed as an exhibit to the Company’s Form 8-K filed July 15, 2015
(22)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(23)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016
(24)	Filed as an exhibit to the Company’s Form 8-K filed November 16, 2016
(25)	Filed as an exhibit to the Company’s Form 8-K filed January 3, 2017
(26)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017
(27)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018
(28)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2015.
(29)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018
(30)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018
(31)	Filed as an exhibit to the Company’s Form 8-K filed September 26, 2018
(32)	Filed as an Exhibit 5.1 to the October 2006 Form SB-2.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 29, 2019
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 29, 2019
Leroy C. Richie, Director

/s/ Michael J. Caulfield	March 29, 2019
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	March 29, 2019
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 29, 2019
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and his raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kansas City, Missouri

March 29, 2019

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,598,807	$54,712
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2018 and 2017	1,847,886	1,978,936
Accounts receivable-other	382,412	338,618
Inventories, net	6,999,060	8,750,713
Restricted cash	—	500,000
Income tax refund receivable	44,603	—
Prepaid expenses	429,403	209,163

Total current assets	13,302,171	11,832,142

Furniture, fixtures and equipment, net	247,541	638,169
Intangible assets, net	486,797	497,180
Income tax refund receivable	45,397	90,000
Other assets	256,749	115,043

Total assets	$14,338,655	$13,172,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$784,599	$3,193,269
Accrued expenses	2,080,667	1,240,429
Derivative liabilities	—	16,816
Capital lease obligation-current	—	8,492
Contract liabilities-current	1,748,789	1,409,683
Subordinated and secured notes payable	—	1,008,500
Secured convertible debentures, at fair value	—	3,262,807
Income taxes payable	3,689	10,141

Total current liabilities	4,617,744	10,150,137

Long-term liabilities:
Proceeds investment agreement, at fair value	9,142,000	—
Contract liabilities-long term	1,991,091	2,158,649

Total liabilities	15,750,835	12,308,786

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 10,445,445 – 2018 and 7,037,799 – 2017	10,445	7,038
Additional paid in capital	78,117,507	64,923,735
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(77,382,906)	(61,909,799)

Total stockholders’ equity (deficit)	(1,412,180)	863,748

Total liabilities and stockholders’ equity (deficit)	$14,338,655	$13,172,534

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue:
Product	$9,130,911	$12,773,560
Service and other	2,160,498	1,804,040

Total revenue	11,291,409	14,577,600

Cost of revenue:
Product	6,805,897	8,771,474
Service and other	523,704	1,261,153

Total cost of revenue	7,329,601	10,032,627

Gross profit	3,961,808	4,544,973
Selling, general and administrative expenses:
Research and development expense	1,444,063	3,149,011
Selling, advertising and promotional expense	2,797,793	3,873,091
Stock-based compensation expense	2,272,656	1,752,579
General and administrative expense	8,003,353	6,969,757

Total selling, general and administrative expenses	14,517,865	15,744,438

Operating loss	(10,556,057)	(11,199,465)

Interest and other income	19,524	11,818
Interest expense	(1,366,520)	(733,736)
Change in warrant derivative liabilities	(319,105)	16,260
Change in fair value of secured convertible debentures	(2,296,444)	(12,807)
Change in fair value of proceeds investment agreement	(74,487)	—
Loss on the extinguishment of subordinated notes payable	—	(424,527)
Loss on the extinguishment of secured convertible debentures	(600,000)	—
Secured convertible debentures issuance expense	(351,462)	—

Loss before income tax (benefit)	(15,544,551)	(12,342,457)
Income tax (benefit)	—	(90,000)

Net loss	$(15,544,551)	$(12,252,457)

Net loss per share information:
Basic	$(1.93)	$(1.76)
Diluted	$(1.93)	$(1.76)

Weighted average shares outstanding:
Basic	8,073,257	6,974,281
Diluted	8,073,257	6,974,281

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2016	5,552,449	$5,552	$59,565,288	$(2,157,226)	$(49,657,342)	$7,756,272
Stock-based compensation	—	—	1,752,579	—	—	1,752,579
Restricted common stock grant	522,000	522	(522)	—	—	—
Restricted common stock forfeitures	(36,650)	(36)	36	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	60,000	60	540	—	—	600
Issuance of common stock and warrants, net of issuance costs of $223,068	940,000	940	2,775,392	—	—	2,776,332
Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	830,422	—	—	830,422
Net loss	—	—	—	—	(12,252,457)	(12,252,457)

Balance, December 31, 2017	7,037,799	7,038	64,923,735	(2,157,226)	(61,909,799)	863,748

Cumulative effects adjustment for adoption of ASC 606 (Note 1)	—	—	—	—	71,444	71,444
Stock-based compensation	—	—	2,272,656	—	—	2,272,656
Restricted common stock grant	484,500	484	(484)	—	—	—
Restricted common stock forfeitures	(33,900)	(34)	34	—	—	—
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,600,000	2,600	7,322,300	—	—	7,324,900
Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	47,657	—	—	47,657
Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	1,684,251	—	—	1,684,251
Issuance of common stock purchase warrants in connection with issuance of proceeds investment agreement	—	—	932,487	—	—	932,487
Issuance of common stock upon conversion of secured convertible debentures and accrued interest	117,476	117	293,571	—	—	293,688
Issuance of common stock upon conversion of secured notes payable and accrued interest	47,139	47	153,153	—	—	153,200
Issuance of common stock upon exercise of common stock purchase warrants	171,738	172	425,053	—	—	425,225
Issuance of common stock upon conversion of accounts payable	20,693	21	63,094	—	—	63,115

Net loss	—	—	—	—	(15,544,551)	(15,544,551)

Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(15,544,551)	$(12,252,457)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	500,177	681,928
(Gain) on disposal of equipment	(28,218)	—
Stock based compensation	2,272,656	1,752,579
Change in fair value of warrant derivative liabilities	319,105	(16,260)
Amortization of debt discount	47,657	405,895
Loss on extinguishment of subordinated notes payable	—	424,527
Loss on extinguishment of secured convertible debentures	600,000	—
Secured convertible debentures issuance expense	220,312	—
Change in fair value of secured convertible debentures	2,296,444	12,807
Change in fair value of proceeds investment agreement	74,487	—
Provision for inventory obsolescence	597,798	990,782

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	131,050	540,248
Accounts receivable - other	(43,794)	2,708
Inventories	1,153,855	(155,184)
Prepaid expenses	(148,796)	192,995
Income tax refund receivable	—	(90,000)
Other assets	(141,706)	146,872
Increase (decrease) in:
Accounts payable	(2,345,555)	737,690
Accrued expenses	862,126	(302,300)
Income taxes payable	(6,452)	3,093
Contract liabilities	171,548	569,224

Net cash used in operating activities	(9,011,857)	(6,354,853)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(42,526)	(322,714)
Additions to intangible assets	(104,690)	(153,485)
Proceeds from the sale of equipment	76,268	—

Net cash used in investing activities	(70,948)	(476,199)

Cash Flows from Financing Activities:
Proceeds from subordinated notes payable	250,000	1,608,500
Proceeds from issuance of common stock and warrants, net of issuance costs	—	2,776,332
Proceeds from proceeds investment agreement and detachable common stock warrants	10,000,000	—
Proceeds from secured convertible debentures and detachable common stock purchase warrants	6,250,000	—
Secured convertible debenture issuance expense	(220,312)	—
Proceeds from sale of common stock in underwritten public offering	7,324,900	—
Principal payment on subordinated notes payable	(1,108,500)	(600,000)
Principal payment on secured convertible debentures	(9,850,000)	(750,000)
Proceeds from issuance of common stock and warrants	89,304	600
Loss on extinguishment of secured convertible debentures	(600,000)	—
Principal payments on capital lease obligations	(8,492)	(32,792)

Net cash provided by financing activities	12,126,900	3,002,640

Net increase (decrease) in cash and cash equivalents	3,044,095	(3,828,412)
Cash, cash equivalents and restricted cash, beginning of period	554,712	3,883,124

Cash, cash equivalents and restricted cash, end of period	$3,598,807	$554,712

Cash and cash equivalents	$3,598,807	$54,712

F-6

	2018	2017
Restricted cash	$—	$500,000

Cash, cash equivalents and restricted cash at December 31	$3,598,807	$554,712

Supplemental disclosures of cash flow information:
Cash payments for interest	$1,367,561	$238,259

Cash payments for income taxes	$6,452	$6,908

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$484	$522

Restricted common stock forfeitures	$34	$36

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$1,684,251	$—

Amounts allocated to common stock purchase warrants in connection with proceeds investment agreement	$932,487	$—

Issuance of common stock upon conversion of accounts payable	$63,115	$—

Issuance of common stock upon conversion of secured convertible debentures and payment of accrued interest	$293,688	$—

Issuance of common stock upon conversion of secured notes payable and accrued interest	$153,200	$—

Issuance of common stock upon exercise of common stock purchase warrants accounted for as derivative warrant liabilities	$335,921	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$47,657	$830,422

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies and other security organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Accounting Changes:

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, the Company changed certain characteristics of the revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective approach, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605. The following table summarizes the impact of the adoption of ASC 606 on revenue, operating expenses and operating profit for the year ended December 31, 2018 (in thousands):

	As Reported	Adjustments	Amounts without the Adoption of ASC 606
Revenue	11,291	—	11,291
Operating Expenses	14,118	28	14,090
Operating Profit (Loss)	(10,156)	(28)	(10,128)

The impact of the adoption of ASC 606 as of January 1, 2018 for the Company was not material and the impact of the adoption of ASC 606 on the consolidated financial statements at December 31, 2018 and the consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2018 was not material.

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

Management’s Liquidity Plan

The Company incurred substantial operating losses in the year ended December 31, 2018 primarily due to reduced revenues and gross margins caused by competitors’ willful infringement of its patents, specifically the auto-activation of body-worn and in-car video systems, and by competitors’ introduction of newer products with more features than those of the Company and significant price cutting of their products. The Company incurred net losses of approximately $15.1 million during the year ended December 31, 2018 and $12.3 million in the year ended December 31, 2017 and it had an accumulated deficit of $77.4 million as of December 31, 2018. In recent years and including 2018, the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company retired all interest-bearing debt outstanding during the year ended December 31, 2018. The only long-term obligations outstanding as of December 31, 2018 are associated with the proceeds investment agreement that the Company entered into during July 2018, as more fully described in Note 7.

The Company was negotiating with Web.com golf tournament officials to terminate its sponsorship fee commitment of $500,000 annually for 2018 and 2019 tournaments; however, in January 2019, the PGA Tour, Inc. filed suit against the Company. The PGA’s lawsuit alleges that it has not received $1,190,000 owed for the 2017, 2018 and 2019 tournaments plus pre and post judgement interest and legal fees. The Company believes that the PGA was first to breach the contract terms and as a result the Company is no longer obligated to make the payments. The lawsuit is in the early stages and the Company has not yet filed its reply to the lawsuit.

The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company undertook a number of cost reduction initiatives on 2017 and 2018, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2018, which contracts include recurring revenue during the period 2018 to 2020. The Company believes that its quality control, headcount reduction and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company retained Roth Capital Partners (“Roth”) in 2018 to assist in this process. The capital raises/fundings completed on April 3, 2018, August 21, 2018, and September 28, 2018, as discussed in Notes 7 and 14, were part of this strategic alternatives review. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situation where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2018, we recognized revenue of $1.7 million related to our contract liabilities at January 1, 2018. Total contract liabilities consist of the following:

	December 31, 2018	January 1, 2018
Contract liabilities, current	$1,748,789	$1,409,683
Contract liabilities, non-current	1,991,091	2,158,649

Total contract liabilities	$3,739,880	$3,568,332

The net expense (income) related to sales returns and allowances aggregated $132,477 and $(18,503) for the years ended December 31, 2018 and 2017, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates. A customer paid under a sales transaction in March 2017 that had been accrued to be returned at December 31, 2016, which then caused the negative sales returns for the year ended December 31, 2017.

Revenues for the years ended December 31, 2018 and 2017 were derived from the following sources:

	Year ended December 31,
	2018	2017
DVM-800	$5,090,804	$6,935,408
Repair and service	1,466,845	1,524,909
FirstVu HD	1,386,737	1,674,207
DVM-250 Plus	757,676	1,371,637
Cloud service revenue	693,653	279,129
DVM-750	403,390	570,434
VuLink	190,951	266,004
Laser Ally	79,155	41,673
DVM-100 & DVM-400	75,421	232,093
Accessories and other revenues	1,146,777	1,682,106
	$11,291,409	$14,577,600

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

Secured convertible debentures:

The Company has elected to record its debentures at fair value. Accordingly, the debentures are marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the debentures were expensed as incurred in the Consolidated Statement of Operations.

Proceeds investment agreement:

The Company has elected to record its proceeds investment agreement at its fair value. Accordingly, the proceeds investment agreement will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the proceeds investment agreement were expensed as incurred in the Consolidated Statement of Operations.

Long-Lived Assets:

Long-lived assets such as furniture, fixtures and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

Warranties:

The Company’s products carry explicit product warranties that extend up to two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses. Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as contract liabilities and recognized over the term of the extended warranty.

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $66,053 and $64,745 for the years ended December 31, 2018 and 2017, respectively. Such costs are included in general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $384,113 and $761,656 for the years ended December 31, 2018 and 2017, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2018 and 2017. There were no penalties in 2018 and 2017.

The Company is subject to taxation in the United States and various states. As of December 31, 2018, the Company’s tax returns filed for 2015, 2016, and 2017 and to be filed for 2018 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2015.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2018 and 2017.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants that are accounted for as liabilities under the caption of derivative liabilities on the consolidated balance sheet and recorded at fair value due to the warrant agreements containing anti-dilution provisions. The change in fair value is being recorded in Consolidated Statement of Operations.

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

Segments of Business:

The Company has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the year ended December 31, 2018 and 2017, sales by geographic area were as follows:

	Year ended December 31,
	2018	2017
Sales by geographic area:
United States of America	$10,929,071	$14,017,778
Foreign	362,338	559,822
	$11,291,409	$14,577,600

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Adoption of New Accounting Pronouncement:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard was effective for interim and annual periods beginning after December 15, 2017 and permitted the use of either the retrospective or cumulative effect transition method. Additionally, this guidance required significantly expanded disclosures about revenue recognition.

The Company adopted the new guidance on January 1, 2018 using the modified retrospective approach, which resulted in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. Under this approach, the Company did not revise the prior financial statements presented, but provided additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance. This included a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance.

The Company completed its assessment of the impact this guidance had on its consolidated financial statements and related disclosures effective January 1, 2018. Based on that assessment, the most significant impact of this new guidance was to capitalize the costs to obtain contracts, which resulted in an adjustments of $71,444 to decrease the opening balance of accumulated deficit upon adoption.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted.

The Company currently anticipates the most significant impact will be from the recognition of ROU assets and lease liabilities related to its office space operating leases. The Company estimates that it will record ROU assets and lease liabilities of approximately $592,000 upon adoption of this standard. In preparation for the adoption of the new standard, the Company is in process of finalizing its accounting policies and procedures and implementing internal controls over financial reporting. The Company will adopt the new lease standard in the first quarter of 2019, using the optional transitional method, and expects that the adoption of the new accounting standard will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company adopted ASU 2016-18 effective January 1, 2018 and retrospectively updated the presentation of our consolidated statements of cash flows to include amounts of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The adoption of ASU 2016-18 had no effect on the Company’s Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this new standard on January 1, 2018 and such adoption had no effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal –Use Software (Subtopic 350-40): in Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within that fiscal year, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2018-15, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of December 31, 2018 and 2017.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the years ended December 31, 2018 and 2017.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning balance	$70,000	$70,000
Provision for bad debts	—	—
Charge-offs to allowance, net of recoveries	—	—
Ending balance	$70,000	$70,000

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Raw material and component parts	$4,969,786	$4,621,704
Work-in-process	351,451	155,087
Finished goods	4,965,594	6,964,624
Subtotal	10,286,831	11,741,415
Reserve for excess and obsolete inventory	(3,287,771)	(2,990,702)
Total	$6,990,060	$8,750,713

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $115,456 and $680,805 as of December 31, 2018 and December 31, 2017, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2017 and 2016:

	Estimated Useful Life	December 31, 2018	December 31, 2017
Office furniture, fixtures and equipment	3-10 years	$802,681	$881,306
Warehouse and production equipment	3-5 years	526,932	515,368
Demonstration and tradeshow equipment	2-5 years	426,582	426,582
Leasehold improvements	2-5 years	160,198	160,198
Rental equipment	1-3 years	124,553	93,592
Total cost		2,040,946	2,077,046
Less: accumulated depreciation and amortization		(1,793,405)	(1,438,877)

Net furniture, fixtures and equipment		$247,541	$638,169

Depreciation and amortization of furniture, fixtures and equipment aggregated $385,104 and $558,447 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$73,893	$31,228	$42,665	$73,892	$20,672	$53,220
Patents and Trademarks	452,599	273,586	179,013	379,616	169,069	210,547

	526,492	304,814	221,678	453,508	189,741	263,767

Unamortized intangible assets:
Patents and trademarks pending	265,119	—	265,119	233,413	—	233,413

Total	$791,611	$304,814	$486,797	$686,921	$189,741	$497,180

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2018 and 2017 was $115,073 and $123,481, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2019	$133,406
2020	43,405
2021	33,870
2022	10,556
2023	441
$221,678

NOTE 7. DEBT OBLIGATIONS

Secured convertible debentures and proceeds investment agreement is comprised of the following:

	December 31, 2018	December 31, 2017
2016 Secured convertible debentures, at fair value	$—	$3,262,807
2018 Proceeds investment agreement, at fair value	9,142,000	—
Secured convertible debentures and proceeds investment agreement, at fair value	$9,142,000	$3,262,807

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

The Company elected to account for the 2016 Debentures on the fair value basis. Therefore, the Company determined the fair value of the 2016 Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $4.0 million for the Debentures including their embedded derivatives as of the origination date. No value was allocated to the detachable 2016 Warrants as of the origination date because of the relative fair value of the 2016 Debentures including their embedded derivative features approximated the gross proceeds of the financing transaction. The Company made principal payments of $750,000 on August 24, 2017 on the 2016 Debentures.

The Company paid the remaining balance of the 2016 Debentures on April 3, 2018 from proceeds of the 2018 secured convertible debentures described below. The Company recorded debt extinguishment costs of $600,000 during the year ended December 31, 2018 related to the repayment and extinguishment of the 2016 Debentures.

The change in fair value of the 2016 Debentures was $(12,807) and $0 for the years ended December 31, 2018 and 2017, respectively.

2018 Secured Convertible Debentures.

On April 3, 2018, and May 11, 2018, the Company completed a private placement (the “2018 Private Placement”) of $6.875 million in principal amount of senior secured convertible promissory notes (the “2018 Debentures”) and warrants to purchase 916,667 shares of common stock of the Company (the “2018 Warrants”) to institutional investors. The 2018 Debentures and 2018 Warrants were issued pursuant to a securities purchase agreement between the Company and the purchasers’ signatory thereto. Additionally, a portion of the 2018 Debentures and 2018 Warrants were issued to two institutional investors pursuant to their respective participation rights under a securities purchase agreement, dated August 21, 2017. One of the institutional investors that participated in the 2017 common stock issuance closed its tranche with the Company on May 11, 2018. The 2018 Private Placement resulted in gross cash proceeds of $6.25 million ($6.875 million par value) before placement agent fees and other expenses associated with the transaction. The proceeds were used primarily for full repayment of the 2016 Debentures described above, other outstanding subordinated debt of the Company, working capital and general corporate purposes.

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

The Company paid the remaining balances of the 2018 Debentures on August 21, 2018 from proceeds of the 2018 proceeds investment agreement described below. The change in fair value of the 2018 Debentures was $2,309,251 and $0 for the years ended December 31, 2018 and 2017, respectively.

The following represents activity in the 2018 Debentures during the year ended December 31, 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the Debentures	4,565,749
Conversions exercised during the period	(275,000)
Principal payments made on Debentures	(6,600,000)
Change in the fair value during the period	2,309,251
Ending balance as of December 31, 2018	$-

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

The Company elected to account for the PIA on the fair value basis. Therefore, the Company determined the fair value of the PIA and PIA Warrants which yielded estimated fair values of the PIA including their embedded derivatives and the detachable PIA Warrants as follows:

Proceeds investment agreement	$9,067,513
Common stock purchase warrants	932,487

Gross cash proceeds	$10,000,000

The following represents activity in the PIA during the year ended December 31, 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the Debentures	9,067,513

Change in the fair value during the period	74,487
Ending balance as of December 31, 2018	$9,142,000

Subordinated and Secured Notes Payable. Subordinated and secured notes payable is comprised of the following:

	December 31, 2018	December 31, 2017
Subordinated and secured notes payable, at par	$—	$1,008,500

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

The discount amortized to interest expense totaled $47,657 and $-0- for the years ended December 31, 2018, and 2017, respectively.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$—	$—
Proceeds investment agreement	$—	$—	$9,142,000	$9,142,000
Warrant derivative liability	$—	$—	$—	$—
	$—	$—	$9,142,000	$9,142,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$3,262,807	$3,262,807
Warrant derivative liability	—	—	16,816	16,816
	$—	$—	$3,279,623	$3,279,623

The following table represents the change in Level 3 tier value measurements:

		2016	2018
	Warrant	Secured	Secured	Proceeds
	derivative	Convertible	Convertible	Investment
	liability	Debentures	Debentures	Agreement	Total

Balance, December 31, 2017	$16,816	$3,262,807	$—	$—	$3,279,623

Principal payments made on debentures	—	(3,250,000)	(6,600,000)	—	(9,850,000)

New secured convertible debentures	—	—	4,565,749	—	4,565,749

New proceeds investment agreement	—	—	—	9,067,513	9,067,513

Conversion of secured convertible debentures	—	—	(275,000)	—	(275,000)

Common stock purchase warrants exercised	(335,921)	—	—		(335,921)

Change in fair value of secured convertible debentures and proceeds investment agreement	—	(12,807)	2,309,251	74,487	2,370,931

Change in fair value of warrant derivative	319,105	—	—		319,105
Balance, December 31, 2018	$—	$—	$—	$9,142,000	$9,142,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Accrued warranty expense	$195,135	$325,001
Accrued litigation costs	1,119,445	—
Accrued sales commissions	25,750	19,500
Accrued payroll and related fringes	186,456	242,508
Accrued insurance	71,053	53,888
Accrued rent	81,160	134,684
Accrued sales returns and allowances	13,674	17,936
Other	387,994	446,912
	$2,080,667	$1,240,429

Accrued warranty expense was comprised of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Beginning balance	$325,001	$374,597
Provision for warranty expense	181,826	287,611
Charges applied to warranty reserve	(311,692)	(337,207)

Ending balance	$195,135	$325,001

NOTE 10. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2017 and 2016 are as follows:

	2018	2017
Current taxes:
Federal	$—	$(90,000)
State	—	—

Total current taxes	—	(90,000)
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$(90,000)

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% and 34% for the years ended December 31, 2018 and 2017 to the Company’s effective tax rate is as follows:

	2018	2017
U.S. Statutory tax rate	21.0%	34.0%
State taxes, net of Federal benefit	5.1%	4.8%
Federal Research and development tax credits	—%	0.1%
Stock based compensation	(3.0)%	(3.6)%
Revaluation of deferred tax assets based on changes in enacted tax laws	—%	(64.8)%
Change in valuation reserve on deferred tax assets	(22.1)%	30.0%
Other, net	(1.0)%	0.2%

Income tax (provision) benefit	—%	0.7%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Stock-based compensation	$650,000	$995,000
Start-up costs	115,000	115,000
Inventory reserves	860,000	780,000
Uniform capitalization of inventory costs	90,000	80,000
Allowance for doubtful accounts receivable	45,000	40,000
Equipment depreciation	140,000	100,000
Deferred revenue	975,000	920,000
Derivative liabilities	225,000	90,000
Accrued expenses	385,000	145,000
Net operating loss carryforward	16,080,000	12,870,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	50,000	45,000

Total deferred tax assets	21,640,000	18,205,000
Valuation reserve	(21,500,000)	(18,070,000)

Total deferred tax assets	140,000	135,000
Domestic international sales company	(140,000)	(135,000)
Total deferred tax liabilities	(140,000)	(135,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $21,500,000 and $18,070,000 as of December 31, 2018 and December 31, 2017, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years starting in 2018 will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company had generated an AMT credit carryforward in years prior to 2017 totaling $90,000 which previously was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company considered it more likely than not that all of the AMT tax credit carryforward will be realized as of December 31, 2017. Accordingly, the Company recognized an income benefit of $90,000 during the year ended December 31, 2017 which it has recognized as an income tax refund receivable as of December 31, 2017.

The Company has incurred operating losses in 2018 and 2017 and it continues to be in a three-year cumulative loss position at December 31, 2018 and 2017. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $3,430,000 to continue to fully reserve its deferred tax assets at December 31, 2018. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At December 31, 2018, the Company had available approximately $61,600,000 of Federal net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2038. In addition, the Company had research and development tax credit carryforwards totaling $1,795,000 available as of December 31, 2018, which expire between 2023 and 2037.

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

The effective tax rate for the years ended December 31, 2018 and 2017 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2018 primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2014 and all prior tax years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company had a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. The Company also entered into month-to-month leases for equipment. Rent expense for the years ended December 31, 2018 and 2017 was $397,724 and $397,724, respectively, related to these leases. Following are the minimum lease payments for each year and in total.

Year ending December 31:
2019	$457,327
2020	154,131
$611,458

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $2,083 and $21,188 for the years ended December 31, 2018 and 2017, respectively.

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

The District Court litigation in Kansas was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the Federal District Court of Kansas rejected Axon’s request to maintain the stay. With this significant ruling, the parties will now proceed towards trial. Since litigation has resumed, the Court has issued a claim construction order (also called a Markman Order) where it sided with the Company on all disputes and denied Axon’s attempts to limit the scope of the claims. Following the Markman Order, the Court set all remaining deadlines in the case. Fact discovery closed on October 8, 2018, and a Final Pretrial Conference took place on January 16, 2019. The parties filed motions for summary judgment on January 31, 2019. The parties are awaiting a ruling from the Court on the summary judgment motions. The Court will set a trial date once summary judgment matters are resolved.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the “ ‘292 Patent”) and ‘452 Patents and U.S. Patent No. 9,325,950 the (“ ‘950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ‘950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ‘950 Patent. The lawsuit also involves the ‘292 Patent and the ‘452 Patent, the ‘452 Patent being the same patent asserted against Axon. The ‘292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ‘292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ‘950, ‘452, and ‘292 Patents. Since the defeat of Axon’s ‘292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set.

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to TOUR of annual sponsorship fees.

The PGA alleges that it has complied with its duties under the Agreement however, the Company has failed to pay the sponsorship fees payable under the Agreement. The PGA alleges that it has not received $1,190,000 owed for the 2017, 2018 and 2019 tournaments plus pre and post judgment interest and legal fees. The Company believes that the PGA was first to breach the contract terms and as a result the Company is no longer obligated to make the payments.

The Company has not yet filed a reply to the lawsuit and has had and is continuing to have discussions with the PGA involving potential resolution to this matter. The Company believes it has valid legal defenses against this lawsuit involving alleged defaults and misrepresentations by the PGA which preceded any of the payment defaults alleged in the lawsuit by the PGA. Should the parties be unsuccessful in resolving the matter, the Company intends to vigorously defend itself in this litigation and has accrued the potential cost to defend and or resolve this matter as of December 31, 2018.

General

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

While the ultimate resolution is unknown we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

The Company has the right to sell and retain the proceeds from the sale of additional sponsorships, including but not limited to a presenting sponsorship, a concert sponsorship and founding partnerships for the Tournament. The Company recorded a net sponsorship expense of $-0- and $266,280 for the years ended December 31, 2018 and 2017, respectively. The PGA has filed suit in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing as previously described. The Company believes that the PGA was the first to breach the contract terms and as a result the Company is no longer obligated to make the payments.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $112,622 and $178,835 for the years ended December 31, 2018 and 2017, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2018, the Company had advanced a total of $279,140 pursuant to this agreement and established an allowance reserve of $104,140 for a net advance of $175,000. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of December 31, 2018, the Company had advanced a total of $53,332 pursuant to this agreement.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $2,272,656 and $1,752,579 for the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 3,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 4,616 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2018 total 23,125. The 2006 Plan terminated during 2016 with 21,087 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2018 total 46,387. The 2007 Plan terminated during 2017 with 82,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2018 total 12,500. The 2008 Plan terminated during 2018 with 6,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2018 total 32,250.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 577,926 shares remained available for awards under the various Plans as of December 31, 2018.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2018 was $284,384.

Activity in the various Plans during the year ended December 31, 2018 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	350,269	$13.44
Granted	160,000	2.20
Exercised	—	—
Forfeited	(76,257)	(45.52)
Outstanding at December 31, 2018	434,012	$4.62
Exercisable at December 31, 2018	354,012	$5.17

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were 160,000 stock options issued during the year ended December 31, 2018.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the year ended December 31, 2018.

At December 31, 2018, the aggregate intrinsic value of options outstanding was approximately $76,800 and the aggregate intrinsic value of options exercisable was approximately $76,800. No options were exercised in the year ended December 31, 2018.

As of December 31, 2018, the unrecognized portion of stock compensation expense on all existing stock options was $142,192.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2018:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	293,500	8.7 years	213,500	8.4 years
$3.50 to $4.99	67,625	5.3 years	67,625	5.3 years
$5.00 to $6.49	—	— years	—	—years
$6.50 to $7.99	9,312	2.8 years	9,312	2.8 years
$8.00 to $9.99	2,500	2.4 years	2,500	2.4 years
$10.00 to $19.99	55,450	1.5 years	55,450	1.5 years
$20.00 to $24.99	5,625	0.7 years	5,625	0.7 years

	434,012	7.00 years	354,012	6.4 years

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

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2018 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2018	791,725	$4.37
Granted	484,500	2.27
Vested	(470,175)	(3.83)
Forfeited	(33,900)	(4.04)
Nonvested balance, December 31, 2018	772,150	$3.40

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2018, there were 594,293 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 24 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year ended December 31,	Number of shares

2019	757,025
2020	15,125

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than nine months from issue date, and allow the holders to purchase up to 4,657,145 shares of common stock at $2.60 to $16.50 per share as of December 31, 2018. The warrants expire from December 3, 2018 through July 31, 2023 and allow for cashless exercise.

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

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2018	3,233,466	$6.57
Granted	1,478,379	2.90
Warrant reset	159,538	0.52
Exercised	(171,738)	(0.52)
Cancelled	(42,500)	(8.50)
Vested Balance, December 31, 2018	4,657,145	$5.54

The total intrinsic value of all outstanding warrants aggregated $45,257 as of December 31, 2018 and the weighted average remaining term is 35 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 31, 2018:

	Outstanding and exercisable warrants
Exercise price	Number of options	Weighted average remaining contractual life
$2.60	565,712	4.2 years
$2.75	100,000	3.7 years
$3.00	916,667	4.3 years
$3.25	180,000	2.7 years
$3.36	880,000	3.4 years
$3.50	36,000	0.2 years
$3.65	200,000	3.5 years
$3.75	94,000	3.6 years
$5.00	800,000	3.0 years
$13.43	879,766	2.1 years
$16.50	5,000	1.5 years

	4,657,145	2.9 years

NOTE 14. STOCKHOLDERS’ EQUITY

Underwritten Public Offering - On September 26, 2018, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,400,000 shares of the Company’s common stock, par value $0.001 per share at a public price of $3.05 per share. The Company also granted the Underwriters a forty-five (45)-day option to purchase up to an additional 360,000 shares of common stock to cover over-allotments, if any. Aegis Capital Corp. was a co-manager for the Offering. The Offering was registered and the common stock was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the Securities and Exchange Commission on May 25, 2018 and was declared effective on June 6, 2018.

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

NOTE 15. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017
Numerator for basic and diluted income per share – Net loss	$(15,544,551)	$(12,252,457)

Denominator for basic loss per share – weighted average shares outstanding	8,073,257	6,974,281
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	8,073,257	6,974,281

Net loss per share:
Basic	$(1.93)	$(1.76)
Diluted	$(1.93)	$(1.76)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2018 and 2017, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

*************************************

