Form 10-Q
period 2019-03-31
DIGITAL ALLY INC
filed 2019-05-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2019
Common Stock, $0.001 par value	11,430,537

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,379,521	$3,598,807
Accounts receivable-trade, less allowance for doubtful accounts of $70,000 – 2019 and 2018	1,702,249	1,847,886
Accounts receivable-other	434,951	382,412
Inventories, net	6,995,333	6,999,060
Income tax refund receivable, current	44,603	44,603
Prepaid expenses	237,631	429,403

Total current assets	11,794,288	13,302,171

Furniture, fixtures and equipment, net	232,052	247,541
Intangible assets, net	477,936	486,797
Operating lease right of use assets	387,426	—
Income tax refund receivable	45,397	45,397
Other assets	298,552	256,749

Total assets	$13,235,651	$14,338,655

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,623,707	$784,599
Accrued expenses	1,660,972	2,080,667
Current portion of operating lease obligations	433,007	—
Contract liabilities-current	1,663,009	1,748,789
Proceeds investment agreement, at fair value-current	6,000,000	—
Income taxes payable	3,933	3,689

Total current liabilities	11,384,628	4,617,744

Long-term liabilities:
Proceeds investment agreement, at fair value- less current portion	3,279,000	9,142,000
Operating lease obligations- less current portion	35,580	—
Contract liabilities-long term	1,912,599	1,991,091

Total liabilities	16,611,807	15,750,835

Commitments and contingencies

Stockholder’s Equity (Deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 11,126,055 – 2019 and 10,445,445 – 2018	11,126	10,445
Additional paid in capital	79,358,024	78,117,507
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(80,588,080)	(77,382,906)

Total stockholders’ equity (deficit)	(3,376,156)	(1,412,180)

Total liabilities and stockholders’ equity (deficit)	$13,235,651	$14,338,655

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018
(Unaudited)

	Three Months ended March 31,
	2019	2018

Revenue:
Product	$1,920,464	$1,991,113
Service and other	630,332	480,400

Total revenue	2,550,796	2,471,513

Cost of revenue:
Product	1,263,071	1,253,019
Service and other	105,985	109,100

Total cost of revenue	1,369,056	1,362,119

Gross profit	1,181,740	1,109,394
Selling, general and administrative expenses:
Research and development	462,171	440,120
Selling, advertising and promotional	755,989	674,405
Stock-based compensation	725,198	493,519
General and administrative	2,324,540	1,474,666

Total selling, general and administrative expenses	4,267,898	3,082,710

Operating loss	(3,086,158)	(1,973,316)

Interest and other income	17,984	1,616
Change in warrant derivative liabilities	—	889
Change in fair value of secured convertible debentures	—	12,807
Change in fair value of proceeds investment agreement	(137,000)	—
Loss on the extinguishment of secured convertible debentures	—	(500,000)
Interest expense	—	(130,228)

Loss before income tax (benefit)	(3,205,174)	(2,588,232)
Income tax (benefit)	—	—

Net loss	$(3,205,174)	$(2,588,232)

Net loss per share information:
Basic	$(0.29)	$(0.37)
Diluted	$(0.29)	$(0.37)

Weighted average shares outstanding:
Basic	10,941,856	7,030,809
Diluted	10,941,856	7,030,809

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Totals
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)

Stock-based compensation	—	—	725,198	—	—	725,198

Restricted common stock grant	522,110	522	(522)	—	—	—

Restricted common stock forfeitures	(2,500)	(2)	2	—	—	—

Issuance of common stock upon exercise of common stock purchase warrants	161,000	161	515,839	—	—	516,000

Net loss	—	—	—	—	(3,205,174)	(3,205,174)

Balance, March 31, 2019	11,126,055	$11,126	$79,358,024	$(2,157,226)	$(80,588,080)	$(3,376,156)

Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

Cumulative effects of adjustment for adoption of ASC 606	—	—	—	—	71,444	71,444

Stock-based compensation	—	—	493,519	—	—	493,519

Restricted common stock grant	84,500	84	(84)	—	—	—

Restricted common stock forfeitures	(26,450)	(26)	26	—	—	—

Issuance of common purchase warrants in connection with the issuance of subordinated notes payable	—	—	47,657	—	—	47,657

Net loss	—	—	—	—	(2,588,232)	(2,588,232)

Balance, March 31, 2018	7,095,849	$7,096	$65,464,853	$(2,157,226)	$(64,426,587)	$(1,111,864)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,205,174)	$(2,588,232)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	109,116	145,906
Change in fair value of warrant derivative liabilities	—	(889)
Amortization of discount on subordinated note payable	—	36,192
Change in fair value of secured convertible note payable	—	(12,807)
Change in fair value of proceeds investment agreement	137,000	—
Stock based compensation	725,198	493,519
Provision for inventory obsolescence	162,856	(262,127)

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	145,637	583,199
Accounts receivable - other	(52,539)	25,046
Operating lease right of use asset	113,325	—
Inventories	(159,129)	728,682
Prepaid expenses	191,772	100,360
Other assets	(41,803)	(36,020)
Increase (decrease) in:
Accounts payable	839,108	(143,663)
Accrued expenses	(419,695)	472,640
Lease obligations with right of use asset	(32,164)	—
Income taxes payable	244	(6,385)
Contract liabilities	(164,272)	(113,606)

Net cash used in operating activities	(1,650,520)	(578,185)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(59,277)	(15,950)
Additions to intangible assets	(25,489)	(30,859)
Release of cash in accordance with secured convertible note	—	500,000

Net cash provided by (used) in investing activities	(84,766)	453,191
Cash Flows from Financing Activities:
Proceeds from exercise of warrants	516,000	—
Proceeds from subordinated notes payable	—	250,000
Principal payments on capital lease obligation	—	(8,492)

Net cash provided by financing activities	516,000	241,508

Net increase (decrease) in cash and cash equivalents	(1,219,286)	116,514
Cash and cash equivalents, beginning of period	3,598,807	54,712

Cash and cash equivalents, end of period	$2,379,521	$171,226

Supplemental disclosures of cash flow information:

Cash payments for interest	$—	$72,082

Cash payments for income taxes	$5,756	$6,385

Supplemental disclosures of non-cash investing and financing activities:

Restricted common stock grant	$522	$84

Restricted common stock forfeitures	$2	$26

Obtaining right of use asset for lease liability	$500,751	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$—	$47,657

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiaries (collectively, “Digital Ally,” “Digital,” the “Company”) produce digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies and other security organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Adoption of New Accounting Pronouncement:

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

The Company adopted the new guidance on January 1, 2019 using the optional transitional method and elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification and whether initial direct costs qualify for capitalization. The Company has completed its assessment of the impact of the standard and determined that the only lease that the Company held was an operating lease for its office and warehouse space. Upon adoption of the standard, the Company recorded operating lease right of use (ROU) assets of approximately $501,000 and lease liabilities of approximately $582,000 related to it office and warehouse space operating leases. The Company also removed deferred rent of approximately $81,000 when adopting the new guidance.

Management’s Liquidity Plan

The Company incurred substantial operating losses in the three months ended March 31, 2019 and for the year ended December 31, 2018 primarily due to reduced revenues and gross margins caused by competitors’ willful infringement of its patents, specifically the auto-activation of body-worn and in-car video systems, and by competitors’ introduction of newer products with more features than those of the Company and significant price cutting of their products. The Company incurred net losses of approximately $3.2 million for the three months ended March 31, 2019 and $15.5 million during the year ended December 31, 2018 and it had an accumulated deficit of $80.6 million as of March 31, 2019. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company retired all interest-bearing debt outstanding during the year ended December 31, 2018. The only long-term obligations outstanding as of March 31, 2019 are associated with the proceeds investment agreement that the Company entered into during July 2018, as more fully described in Note 7.

The Company settled its lawsuit with the PGA Tour and the case was dismissed by the Plaintiff with prejudice on April 17, 2019. See Note 15, “Subsequent Events,” for the details respecting the settlement.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting its gross margins and has seen progress in that regard. In addition, the Company undertook a number of cost reduction initiatives in 2018, including a reduction of its workforce by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2018, which contracts include recurring revenue during the period 2019 to 2020. The Company believes that its quality control, headcount reduction and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company retained Roth Capital Partners (“Roth”) in 2018 to assist in this process and the capital raises/fundings completed in 2018 were part of this strategic alternatives review. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated interim financial statements.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The Company accounts for its proceeds investment agreement on a fair value basis.

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

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Condensed Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	March 31, 2019	December 31, 2018
Contract liabilities, current	$1,663,009	$1,748,789
Contract liabilities, non-current	1,912,599	1,991,091

Total contract liabilities	$3,575,608	$3,739,880

Sales returns and allowances aggregated $69,780 and $20,019 for the three months ended March 31, 2019 and 2018, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Revenues for first quarter 2019 and first quarter 2018 were derived from the following sources:

	Three months ended March 31,
	2019	2018
DVM-800	$1,084,208	$1,082,146
Repair and service	357,123	299,952
FirstVu HD	418,202	266,364
DVM-250 Plus	191,321	180,306
Cloud service revenue	179,464	145,322
Other service revenue	54,780	35,127
DVM-750	69,890	63,970
VuLink	47,025	39,636
Laser Ally	15,540	15,050
DVM-100 & DVM-400	3,390	48,043
Accessories and other revenues	129,853	295,597
	$2,550,796	$2,471,513

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the condensed consolidated balance sheet as of March 31, 2019. Finance leases would be included in furniture, fixtures and equipment, net and long-term debt and finance lease obligations on the condensed balance sheet. The Company had an operating lease for office and warehouse space at March 31, 2019 but no financing leases.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the operating lease liabilities if the operating lease does not provide an implicit rate. Lease terms may include the option to extend when Company is reasonable certain that the option will be exercised. Lease expense for operating leases is recognized on a straight line basis over the lease term

The Company elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short term leases.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $18,476 and $13,967 for the three months ended March 31, 2019 and 2018, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $124,015 and $79,569 for the three months ended March 31, 2019 and 2018, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2019 and 2018. There have been no penalties in the three months ended March 31, 2019 and 2018.

The Company is subject to taxation in the United States and various states. As of March 31, 2019, the Company’s tax returns filed for 2015, 2016, and 2017 and to be filed for 2018 are subject to examination by the relevant taxing authorities. With few exceptions, as of March 31, 2019, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2015.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2019 and 2018.

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

Segments of Business:

The Company has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2019 and 2018, sales by geographic area were as follows:

	Three months ended March 31,
	2019	2018
Sales by geographic area:
United States of America	$2,514,342	$2,438,788
Foreign	36,454	32,725

	$2,550,796	$2,471,513

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $70,000 as of March 31, 2019 and December 31, 2018.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the three months ended March 31, 2019 and 2018

The Company purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia. Although the Company obtains certain of these components from single source suppliers, it generally owns all tooling and management has located alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw material and component parts	$5,079,868	$4,969,786
Work-in-process	284,112	351,451
Finished goods	5,081,980	4,965,594

Subtotal	10,445,960	10,286,831
Reserve for excess and obsolete inventory	(3,450,627)	(3,287,771)

Total	$6,995,333	$6,990,060

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $135,583 and $115,456 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	Estimated Useful Life	March 31, 2019	December 31, 2018
Office furniture, fixtures and equipment	3-10 years	$810,937	$802,681
Warehouse and production equipment	3-5 years	536,374	526,932
Demonstration and tradeshow equipment	2-5 years	466,394	426,582
Leasehold improvements	2-5 years	161,966	160,198
Rental equipment	1-3 years	124,553	124,553

Total cost		2,100,224	2,040,946
Less: accumulated depreciation and amortization		(1,868,172)	(1,793,405)

Net furniture, fixtures and equipment		$232,052	$247,541

Depreciation and amortization of furniture, fixtures and equipment aggregated $74,766 and $116,550 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6. DEBT OBLIGATIONS

Proceeds investment agreement is comprised of the following:

	March 31, 2019	December 31, 2018
2018 Proceeds investment agreement, at fair value	$9,279,000	$9,142,000
Less: Current portion	(6,000,000)	—
2018 Proceeds investment agreement at fair value-less current portion	$3,279,000	$9,142,000

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

The Company elected to account for the PIA on the fair value basis. Therefore, the Company determined the fair value of the PIA and PIA Warrants which yielded estimated fair values of the PIA including their embedded derivatives and the detachable PIA Warrants as follows:

Proceeds investment agreement	$9,067,513
Common stock purchase warrants	932,487

Gross cash proceeds	$10,000,000

The following represents activity in the PIA during the Three months ended March 31, 2019:

Beginning balance as of January 1, 2019	$9,142,000
Repayment of obligation	—

Change in the fair value during the period	137,000
Ending balance as of March 31, 2019	$9,279,000

The estimated fair value of the obligation under the PIA Agreement is complex and involves the use of a valuation model that is subject to a number of inputs, many of which are estimates.  As of March 31, 2019, the Company classified a portion of the obligation under the PIA Agreement as current within the condensed consolidated balance sheet to the extent the development of the WatchGuard legal matter indicated a more than remote possibility of the receipt of proceeds within the next 12 months, which would in turn require the Company to make payments on the obligation under the PIA Agreement.  As a matter of consistency with the disclosed WatchGuard settlement, the Company have classified $6 million of the obligation as current at March 31, 2019.  It should be noted that the subsequent WatchGuard settlement agreement contains certain information that was unknown at March 31, 2019 and was therefore not reflected in the estimated fair value of our obligation under the PIA Agreement as of that date; however, this information will be reflected in subsequent valuations of this obligation on and after the settlement date and may give rise to subsequent changes in the estimated fair value of this obligation.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Proceeds investment agreement	$—	$—	$9,279,000	$9,279,000

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Proceeds investment agreement	$—	$—	$9,142,000	$9,142,000

The following table represents the change in Level 3 tier value measurements:

Proceeds Investment Agreement
December 31, 2018	$9,142,000

Change in fair value	137,000

March 31, 2019	$9,279,000

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accrued warranty expense	$138,496	$195,135
Accrued litigation costs	896,265	1,119,445
Accrued sales commissions	30,000	25,750
Accrued payroll and related fringes	327,552	186,456
Accrued insurance	22,484	71,053
Accrued rent	—	81,160
Accrued sales returns and allowances	28,689	13,674
Other	217,486	387,994
	$1,660,972	$2,080,667

Accrued warranty expense was comprised of the following for the three months ended March 31, 2019:

2019
Beginning balance	$195,135
Provision for warranty expense	15,161
Charges applied to warranty reserve	(71,800)
Ending balance	$138,496

NOTE 9. INCOME TAXES

The effective tax rate for the three months ended March 31, 2019 and 2018 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2019 primarily because of the Company’s history of operating losses.

NOTE 10. OPERATING LEASE

The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the adoption of ASC 842 to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised The weighted average remaining lease term for the Company’s operating lease as of March 31, 2019 was 1.08 years.

Expense related to the office space operating lease was recorded on a straight line basis over the lease term. Lease expense under the operating lease was approximately $114,078 for the three months ended March 31, 2019.

The discount rate implicit within the Company’s operating lease was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of March 31, 2019, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2019:

Assets:
Operating lease right of use assets	$387,426

Liabilities:
Operating lease obligations-current portion	$433,007
Operating lease obligations-less current portion	35,580
Total operating lease obligations	$468,587

Following are our minimum lease payments for each year and in total.

Year ending December 31:
2019 (period from April 1, 2019 to December 31, 2019)	$343,249
2020	154,131
$497,380
Discount	(28,793)
Operating lease obligation	$468,587

NOTE 11. CONTINGENCIES

Litigation.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the ” ’292 Patent”) and ’452 Patents and U.S. Patent No. 9,325,950 the (” ’950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ’950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ’950 Patent. The lawsuit also involves the ’292 Patent and the ’452 Patent, the ’452 Patent being the same patent asserted against Axon. The ’292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ’292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ’950, ’452, and ’292 Patents. Since the defeat of Axon’s ’292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set. As of March 31, 2019, the parties were in active settlement discussions which resulted in the signing of a non-binding term sheet that may resolve the matter. See Note 15, “Subsequent Events,” for the details respecting the settlement terms and timing.

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

The suit has been resolved and the case has been dismissed by Plaintiff with prejudice on April 17, 2019. See Note 15, “Subsequent Events,” for the details respecting the settlement.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $26,442 and $29,375 for the three months ended March 31, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of March 31, 2019, the Company had advanced a total of $278,241 pursuant to this agreement and established an allowance reserve of $104,140 for a net advance of $174,101. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of March 31, 2019, the Company had advanced a total of $77,841 pursuant to this agreement.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $725,198 and $493,519 for the three months ended 2019 and 2018, respectively.

As of December 31, 2019, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 3,425,000 shares of common stock. The 2005 Plan terminated during 2015 with 7,116 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2019 total 20,625. The 2006 Plan terminated during 2016 with 23,399 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2019 total 44,075. The 2007 Plan terminated during 2017 with 85,276 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2019 total 9,375. The 2008 Plan terminated during 2018 with 8,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2019 total 32,250.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 56,316 shares remained available for awards under the various Plans as of March 31, 2019.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the three months ended March 31, 2019 was $-0-.

Activity in the various Plans during the three months ended March 31, 2019 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	434,012	$4.62
Granted	—	—
Exercised	—	—
Forfeited	(7,937)	(10.16)
Outstanding at March 31, 2019	426,075	$4.52
Exercisable at March 31, 2019	386,075	$4.76

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock options issued during the three months ended March 31, 2019.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended 2019.

At March 31, 2019, the aggregate intrinsic value of options outstanding was approximately $332,295 and the aggregate intrinsic value of options exercisable was approximately $271,495. No options were exercised in the three months ended March 31, 2019.

As of March 31, 2019, the unrecognized portion of stock compensation expense on all existing stock options was $71,096.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2019:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	291,625	8.5 years	251,625	8.4 years
$3.50 to $4.99	67,625	5.0 years	67,625	5.0 years
$5.00 to $6.49	—	—years	—	—years
$6.50 to $7.99	8,875	2.6 years	8,875	2.6 years
$8.00 to $9.99	2,500	2.2 years	2,500	2.2 years
$10.00 to $19.99	49,825	1.4 years	49,825	1.4 years
$20.00 to $24.99	5,625	0.4 years	5,625	0.4 years
	426,075	6.8 years	386,075	6.6 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended 2019 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2019	772,150	$3.40
Granted	522,110	2.91
Vested	(297,790)	(4.32)
Forfeited	(2,500)	(2.30)
Nonvested balance, March 31, 2019	993,970	$2.90

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2019, there were 1,453,782 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 21 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2019 (April 1, 2019 to December 31, 2019)	477,525
2020	265,785
2021	250,660

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than nine months from issue date, and allow the holders to purchase up to 4,532,145 shares of common stock at $2.60 to $16.50 per share as of March 31, 2019. The warrants expire from July 15, 2020 through July 31, 2023 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2019	4,693,145	$5.40
Granted	—	—
Exercised	(161,000)	(3.20))
Cancelled	—	—
Vested Balance, March 31, 2019	4,532,145	$5.46

The total intrinsic value of all outstanding warrants aggregated $1,730,998 as of March 31, 2019 and the weighted average remaining term is 32 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2019:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	565,712	4.2 years
$2.75	100,000	3.5 years
$3.00	851,667	4.0 years
$3.25	120,000	3.7 years
$3.36	880,000	3.7 years
$3.50	36,000	0.3 years
$3.65	200,000	3.2 years
$3.75	94,000	3.4 years
$5.00	800,000	2.8 years
$13.43	879,766	1.8 years
$16.50	5,000	1.3 years

	4,532,145	2.7 years

NOTE 14. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Numerator for basic and diluted income per share – Net loss	$(3,205,174)	$(2,588,232)

Denominator for basic loss per share – weighted average shares outstanding	10,941,856	7,030,809

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	10,941,856	7,030,809

Net loss per share:
Basic	$(0.29)	$(0.37)
Diluted	$(0.29)	$(0.37)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2019 and 2018, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

NOTE 15. SUBSEQUENT EVENTS

WatchGuard

As described in Note 11, “Contingencies,” the parties have signed a non-binding term sheet which may resolve the Company’s lawsuit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines. On April 29, 2019 the parties notified the Court that they had reached an agreement to settle the litigation and jointly move to stay the litigation for two weeks, during which time the parties formalized the settlement and filed dismissal papers.

On May 14, 2019 the Company and WatchGuard announced that they had reached a resolution of the pending patent infringement litigation. On May 26, 2016, the Company initiated a patent lawsuit in the U.S. District Court for the District of Kansas against WatchGuard for alleged infringement of the ’292 Patent, the ’452 Patent and the ’950 Patent. On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The resolution of the dispute centers includes the following key terms:

●	WatchGuard will pay Digital Ally a one-time, lump sum settlement payment of six (6) million dollars.
●	Digital Ally has granted WatchGuard a perpetual covenant not to sue if WatchGuard’s products incorporate agreed-upon modified recording functionality.
●	Digital Ally has also granted WatchGuard a license to the ’292 Patent and the ’452 Patent (and related patents, now existing and yet-to-issue) through December 31, 2023. The parties have agreed to negotiate in good faith to attempt to resolve any alleged infringement that occurs after the license period expires.
●	The Parties have further agreed to release each other from all claims or liabilities pre-existing the settlement.
●	As part of the settlement, the parties agreed that WatchGuard is making no admission that it has infringed any of Digital Ally’s patents.

PGA Tour, Inc.

As described in Note 11, “Contingencies,” the lawsuit has been settled and the case was dismissed by Plaintiff with prejudice on April 17, 2019. This development dismisses and resolves the PGA’s lawsuit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) which alleged breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including the three months ended March 31, 2019 and fiscal 2018; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2019, such as the EVO-HD, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, FirstVU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon and WatchGuard will achieve their intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and WatchGuard respecting us, our products and customers; (34) whether the remaining two claims under the ’556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

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

We experienced operating losses for all quarters during 2019 and 2018. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$2,550,796	$2,378,287	$2,878,059	$3,563,550	$2,471,513
Gross profit	1,181,740	56,658	1,177,289	1,618,467	1,109,394
Gross profit margin percentage	46.3%	2.3%	40.9%	45.4%	44.9%
Total selling, general and administrative expenses	4,267,898	5,292,374	3,087,005	3,055,776	3,082,710
Operating loss	(3,086,158)	(5,235,716)	(1,909,716)	(1,437,309)	(1,973,316)
Operating loss percentage	(121.0)%	(220.1)%	(66.4)%	(40.3)%	(79.8)%
Net loss	$(3,205,174)	$(5,327,849)	$(4,665,580)	$(2,962,890)	$(2,588,232)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the FirstVU HD, VuLink and FleetVU; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and bonus compensation; and (5) litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $3,086,158 on revenues of $2,550,796 for first quarter 2019, which continued a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon and WatchGuard that reduced our revenues, and litigation expenses relating to the patent infringement.

A number of factors and trends affected our recent performance, which include:

●	Revenues increased in first quarter 2019 to $2,550,796 from $2,378,287 in fourth quarter 2018. The primary reason for the revenue increases in the first quarter 2019 is that our service revenues continued to improve. However, we continue to face increased challenges for our in-car and body-worn systems because our competitors have released new products with advanced features and have maintained their product price cuts. We plan to introduce a new product platform, the EVO-HD, specifically for in-car systems in 2019 to address our competitors’ new product features. This new product platform will utilize advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers. Our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market in 2017, 2018 and to date in 2019. This has continued to pressure our revenues in 2019.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO granted us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon, WatchGuard and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and WatchGuard, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	We have asserted two significant patent infringement lawsuits involving Axon and WatchGuard that has had significant impacts on our quarterly results primarily due to the timing and amounts of legal fees expended on such lawsuits. Future quarterly results during 2019 and possibly beyond will continue to be impacted as these cases move to trial. If the juries in such lawsuits determine Axon and WatchGuard are infringing our patents, they would then determine the amount of compensatory damages owed to us by the defendants and whether such damage awards should be trebled due to willful infringement by each of the defendants. In addition, there may be attempts by the defendants to settle such lawsuits prior to the trial. Such jury awards and/or potential settlements prior to trial would likely have a significant impact on our quarterly operating results if and when they occur.

●	We recently announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the new relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every race track, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $179,500 in Q-1 2019, an increase of $34,100 (23%) over Q-1 2018. Additionally, revenues from extended warranties have also been increasing and were approximately $327,500 for the three months ended March 31, 2019, compared to approximately $253,000 for the prior year period for an increase of approximately $75,000 (30%). We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	Our international revenues increased to $36,454 (1% of total revenues) during first quarter 2018, compared to $32,725 (1% of total revenues) during first quarter 2018. Our first quarter 2019 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service and the FirstVU HD, internationally.

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

For the Three Months Ended March 31, 2019 and 2018

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2019 and 2018, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	54%	55%

Gross profit	46%	45%
Selling, general and administrative expenses:
Research and development expense	18%	18%
Selling, advertising and promotional expense	30%	27%
Stock-based compensation expense	28%	20%
General and administrative expense	91%	60%

Total selling, general and administrative expenses	167%	125%

Operating loss	(121)%	(80)%
Loss on the extinguishment of secured convertible debentures	—%	(20)%
Change in fair value of proceeds investment agreement	(5)%	—%
Other income and interest expense, net	—%	(5)%

Loss before income tax benefit	(126)%	(105)%
Income tax (provision)	—%	—%

Net loss	(126)%	(105)%

Net loss per share information:
Basic	$(0.29)	$(0.37)
Diluted	$(0.29)	$(0.37)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for first quarter 2019 and first quarter 2018 were derived from the following sources:

	Three months ended March 31,
	2019	2018
DVM-800	43%	43%
DVM-250 Plus	8%	7%
FirstVu HD	16%	11%
Repair and service	15%	12%
DVM-100 & DVM-400	—%	2%
DVM-750	3%	3%
VuLink	2%	2%
Cloud service revenue	7%	6%
Laser Ally	1%	1%
Accessories and other revenues	5%	13%
	100%	100%

Product revenues for the three months ended March 31, 2019 and 2018 were $1,920,464 and $1,991,113, respectively, a decrease of $70,649 (4%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We will introduce our EVO-HD in 2019 with the goal of enhancing our product line features to meet these competitive challenges.

●	We shipped one individual order in excess of $100,000, for a total of approximately $120,500 in revenue and deferred revenue for the three months ended March 31, 2019, compared to no individual orders in excess of $100,000 for the three months ended March 31, 2018. Our average order size decreased to approximately $2,050 in the three months ended March 31, 2019 from $2,135 during the three months ended March 31, 2018. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues increased to $36,454 (1% of total revenues) during first quarter 2018, compared to $32,725 (1% of total revenues) during first quarter 2018. Our first quarter 2019 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers. We are marketing our newer products, including the FleetVu driver monitoring and management service and the FirstVU HD, internationally.

Service and other revenues for the three months ended March 31, 2019 and 2018 were $630,332 and $480,400, respectively, an increase of $149,932 (31%), due to the following factors:

●	Cloud revenues were $179,464 and $145,322 for the three months ended March 31, 2019 and 2018, respectively, an increase of $34,142 (23%). We have experienced increased interest in our cloud solutions for law enforcement and an increasing number of our commercial customers have implemented our FleetVU cloud-based driver management/monitoring tool and asset tracking solutions, which contributed to our increased cloud revenues in first quarter 2019. We expect this trend to continue for 2019 as the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $327,569 and $252,662 the three months ended March 31, 2019 and 2018, respectively, an increase of $74,907 (30%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2019.

●	Installation service revenues were $51,036 and $34,464 for the three months ended March 31, 2019 and 2018, respectively, an increase of $16,572 (48%). Installation revenues tend to vary greater than other service revenue types and are more dependent on larger customer implementations.

Total revenues for the three months ended March 31, 2019 and 2018 were $2,550,796 and $2,471,513, respectively, an increase of $79,283 (3%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended March 31, 2019 and 2018 was $1,263,071 and $1,253,019, respectively, an increase of $10,052 (1%). The increase in cost of goods sold is attributable to product cost of sales as a percentage of revenues increasing to 66% in 2018 from 63% in 2018 offset by the effects of the 4% decrease in product revenues in 2019 compared to 2018.

Cost of service and other revenues for the three months ended March 31, 2019 and 2018 was $105,985 and $109,100, respectively, a decrease of $3,115 (3%). The decrease in service and other cost of goods sold is primarily due to the reduction in staffing that we had previously hired to provide installation services related to the AMR contract because such resources were not required after first quarter 2018.

Total cost of sales as a percentage of revenues decreased to 54% during the three months ended March 31, 2019 compared to 55% for the three months ended March 31, 2018. We believe our gross margins will continue to improve during the remainder of 2019 if we can increase revenues and continue to reduce product warranty issues.

We had $3,450,627 and $3,287,771 in reserves for obsolete and excess inventories at March 31, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $5,079,868 and $4,969,786 at March 31, 2019 and December 31, 2018, respectively, an increase of $110,082 (2%). The increase in raw materials was mainly in parts for FirstVU HD products. Finished goods balances were $5,081,980 and $4,965,594 at March 31, 2019 and December 31, 2018, respectively, an increase of $116,386 (2%). The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2019.

Gross Profit

Gross profit for the three months ended March 31, 2019 and 2018 was $1,181,740 and $1,109,394, respectively, an increase of $72,346 (7%). The increase is commensurate with the 3% increase in total revenues and the cost of sales as a percentage of revenues decreasing to 54% during the three months ended March 31, 2019 from 55% for the three months ended March 31, 2018. We believe that gross margins will continue to improve during 2019 if we improve revenue levels primarily through the introduction of products such as the EVO-HD, continue to reduce product warranty issues and shift our revenues to higher-margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2019. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,267,898 and $3,082,710 for the three months ended March 31, 2019 and 2018, respectively, an increase of $1,185,188 (38%). Overall selling, general and administrative expenses as a percentage of sales increased to 167% in first quarter 2019 compared to 125% in the same period in 2018. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended March 31,
	2019	2018
Research and development expense	$462,171	$440,120
Selling, advertising and promotional expense	755,989	674,405
Stock-based compensation expense	725,198	493,519
Professional fees and expense	940,976	388,585
Executive, sales and administrative staff payroll	614,421	522,780
Other	769,143	563,301
Total	$4,267,898	$3,082,710

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $462,171 and $440,120 for the three months ended March 31, 2019 and 2018, respectively, an increase of $22,051 (5%). We employed 14 engineers at March 31, 2019 compared to 13 engineers at March 31, 2018, most of whom are dedicated to research and development activities for new products and primarily the EVO-HD which we plan to launch in second quarter 2019. Research and development expenses as a percentage of total revenues were 18% for the three months ended March 31, 2019 and 2018. Although we significantly reduced our engineering headcount in early 2018, we still consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $755,989 and $674,405 for the three months ended March 31, 2019 and 2018, respectively, an increase of $81,584 (12%). The increase was primarily attributable to the 3% increase in revenues in 2019 compared to 2018. Salesmen salaries and commissions represent the primary components of these costs and were $631,974 and $594,836 for the three months ended March 31, 2019 and 2018, respectively, an increase of $37,138 (6%). The effective commission rate was 24.8% for the three months ended March 31, 2019 compared to 24.1% for the three months March 31, 2018.

Promotional and advertising expenses totaled $124,015 during the three months ended March 31, 2019 compared to $79,569 during the three months ended March 31, 2018, an increase of $44,446 (56%). The increase is primarily attributable efforts to expand brand awareness and leverage our relationship with NASCAR for business opportunities.

Stock-based compensation expense. Stock based compensation expense totaled $725,198 and $493,519 for the three months ended March 31, 2019 and 2018, respectively, an increase of $231,679 (47%). The increase is primarily due to the increased amortization during the three months ended March 31, 2019 related to the restricted stock granted during 2019 and 2018 to our officers, directors, and other employees. We relied more on stock-based compensation during 2019 and 2018 resulting in increased stock-based compensation as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $940,976 and $388,585 for the three months ended March 31, 2019 and 2018, respectively, an increase of $552,391 (142%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon, WatchGuard and PGA lawsuits. The Company resolved and settled its litigation with Watchguard on May 13, 2019. The Axon case stay has been lifted and the lawsuit is proceeding towards trial and the related legal fees is expected to remain high in 2019. We intend to pursue recovery from Axon, its insurers and other responsible parties as appropriate. If the juries determine Axon is infringing our patents, they would then determine the amount of compensatory damages owed to us by the defendant and whether such damage awards should be trebled due to willful infringement by the defendant. In addition, there may be attempts by Axon to settle such lawsuit prior to the trial. Such jury awards and/or potential settlements prior to trial would likely have a significant impact on our quarterly operating results if and when they occur. The PGA lawsuit was resolved on April 17, 2019 and the cost to resolve this matter was accrued as of March 31, 2019.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $614,421 and $522,780 for the three months ended March 31, 2019 and 2018, respectively, an increase of $91,641 (18%). The primary reason for the increase in executive, sales and administrative staff payroll was an increase in staff from 85 at March 31, 2018 to 102 at March 31, 2019.

Other. Other selling, general and administrative expenses totaled $769,143 and $563,301 for the three months ended March 31, 2019 and 2018, respectively, an increase of $205,842 (37%). The increase in other expenses in the first quarter 2019 compared to the first quarter 2018 is primarily attributable to higher contract employee expenses and travel costs. We have added several contract employees to our technical support teams during the first three months of 2019.

Operating Loss

For the reasons stated, our operating loss was $(3,086,158) and $(1,973,316) for the three months ended March 31, 2019 and 2018, respectively, a deterioration of $1,112,842 (56%). Operating loss as a percentage of revenues increased to 121% in 2019 from 80% in 2018.

Interest Income

Interest income increased to $17,984 for the three months ended March 31, 2019 from $1,616 in 2018 which reflected our overall higher cash and cash equivalent levels in 2019 compared to 2018.

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

The holder of the warrants exercised its option to purchase common stock for all remaining outstanding warrants during the year ended December 31, 2018. There remained no warrants classified as derivative liabilities outstanding at December 31, 2018 therefore the respective warrant derivative liability balance was $0 at December 31, 2018 and no change in fair value for the three months ended March 31, 2019

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a gain of $889 for the three months ended March 31, 2018.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of Debentures outstanding at March 31, 2018 and December 31, 2017 on their fair value basis. Therefore, we determined the fair value of the Debentures utilizing Monte Carlo simulation models which yielded an estimated fair value of $3,250,000 and $3,262,807 for the Debentures including their embedded derivatives as of March 31, 2018 and December 31, 2017, respectively. No value was allocated to the detachable Warrants as of the origination date because of the relative fair value of the Debentures including its embedded derivative features approximated the gross proceeds of the financing transaction. The fair value of the Debentures was $3,250,000 at March 31, 2018 representing a fair value change of $12,807 from December 31, 2017, which was recognized as a gain in the Condensed Consolidated Statement of Operations. We paid these Debentures on April 3, 2018 so there was no similar fair value change in the three months ended March 31, 2019.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the Proceeds Investment Agreement that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA Agreement as of March 31, 2019, and December 31, 2018 to be $9,279,000 and $9,142,000, respectively. The change in fair value from December 31, 2018 to March 31, 2019 was $137,000, which was recognized as a loss in the Condensed Consolidated Statement of Operations at March 31, 2019. There was no similar Proceeds Investment Agreement at March 31, 2018.

Loss on Extinguishment of Secured Convertible Debentures

The Private Placement of $6.05 million of Notes and 806,667 Warrants exercisable to purchase 806,667 shares of common stock of the Company closed on April 3, 2018.

The Private Placement resulted in gross proceeds of $5.5 million before placement agent fees and other expenses associated with the transaction. A portion of the proceeds was used to repay in full the Debentures issued in December 2016, which matured on March 30, 2018, and approximately $1,008,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds were used for working capital purposes.

In conjunction with the transaction the Company recorded a loss on extinguishment of the secured convertible debentures totaling $500,000 for the three months ended March 31, 2018. There was no similar extinguishment of secured convertible debentures in 2019.

Interest Expense

We incurred interest expense of $-0- and $130,228 during the three months ended March 31, 2019 and 2018. We issued an aggregate of $4.0 million principal amount of Debentures on December 30, 2016 bearing interest at the rate of 8% per annum on the outstanding principal balance, which was $3,250,000 at March 31, 2018. In addition, we issued two Notes with a principal balance of $700,000 in June 2017. One of these Notes, the June Note, and the Secured Note, issued in December 2017, had an outstanding principal balance of $1,008,500 at March 31, 2018 and were subsequently retired on April 3, 2018. In addition, on March 7, 2018 we issued a convertible secured note, the March Note, with a principal balance of $250,000 that was outstanding at March 31, 2018.

We amortized to interest expense $36,192 which represented the discount associated with the issuance of $1,608,500 of the June Note and the Secured Note during the three months ended March 31, 2018. The discount resulted from the issuance of detachable common stock purchase warrants together with the $1,358,500 principal amount of June and March Notes and the Secured Note, which was recorded as a discount and amortized to interest expense over the term of the underlying June and March Notes and Secured Note.

All interest bearing debt had been paid off prior to December 31, 2018 so there was no interest expense for the three months ended March 31, 2019.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $3,205,174 and $2,588,232 for the three months ended March 31, 2019 and 2018, respectively, a deterioration of $616,942 (24%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the three months ended March 31, 2019 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2019.

We had approximately $61,600,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2018 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $3,205,174 and $2,588,232 for the three months ended March 31, 2019 and 2018, respectively, a deterioration of $616,942 (24%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.29 and $0.37 for the three months ended March 31, 2019 and 2018, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018 because of the net loss reported for each period.

Liquidity and Capital Resources

Management’s Liquidity Plan - The Company incurred substantial operating losses in recent years due to the factors cited elsewhere in this Report and has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, it raised funding in the form of subordinated debt, secured debt and proceeds investment agreements totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017.

The Company retired all interest-bearing debt outstanding during the year ended December 31, 2018 and had no interest-bearing debt outstanding during the three months ended March 31, 2019. The only long-term obligations outstanding as of March 31, 2019 is associated with the proceeds investment agreement which the Company entered into during July 2018 that is more fully described in Note 7.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting the Company’s gross margins and has seen progress in that regard. In addition, the Company has undertaken a number of cost reduction initiatives, including a reduction of its workforce in 2018 by approximately 40%, restructuring its direct sales force and cutting other selling, general and administrative costs. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and 2018, which contracts include recurring revenue during the period 2019 to 2020. It believes that its quality control, headcount reduction and cost cutting initiatives, and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

If we must further supplement our liquidity to support our operations in 2019, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2019 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in recent years and most recently by the underwritten public offering in September 2018 and PIA Financing in August 2018. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard.

Further, we had warrants outstanding exercisable to purchase 4,532,145 shares of common stock at a weighted average exercise price $5.46 per share outstanding as of March 31, 2019. In addition, there are common stock options outstanding exercisable to purchase 368,075 shares at an average price of $4.76 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2019, although we can offer no assurances in this regard.

On May 13, 2019, the Company settled its lawsuit with Watchguard resulting in a lump sum payment of $6 million. The $6 million payment will be paid to BKI to reduce the outstanding 2018 Proceeds Investment Agreement obligation.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Report are filed with the Securities and Exchange Commission.

We had $2,379,521 of available cash and equivalents and net working capital of approximately $409,659 as of March 31, 2019. Net working capital as of March 31, 2019 includes approximately $1.7 million of accounts receivable and $7.0 million of inventory.

Cash and cash equivalents balances: As of March 31, 2019, we had cash and cash equivalents with an aggregate balance of $2,379,521, a decrease from a balance of $3,598,807 at December 31, 2018. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,219,286 net decrease in cash during the three months ended March 31, 2019:

●	Operating activities:	$1,650,520 of net cash used in operating activities. Net cash used in operating activities was $1,650,520 and $578,185 for the three months ended March 31, 2019 and 2018, respectively, a deterioration of $1,072,335. The deterioration was primarily the result of our net losses and decreases in accrued expenses and contract liabilities, offset by decreases in accounts payable. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2019, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$84,766 of net cash used in investing activities. Cash used in investing activities was $84,766 for the three months ended March 31, 2018 compared to cash provided by investing activities of $453,191 for the three months ended March 31, 2018. We satisfied the requirements to maintain a minimum cash balance of $500,000 on March 30, 2018 and the restriction was lifted and the funds became available for working capital needs. In 2019 and 2018, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$516,000 of net cash provided by financing activities. Cash provided by financing activities was $516,000 and $241,508 for the three months ended March 31, 2019 and 2018, respectively. We received $516,000 of proceeds in the three months ended March 31, 2019 from the exercise of common stock warrants. On March 7, 2018, we received $250,000 of proceeds from the issuance of the March Note for general working capital purposes.

The net result of these activities was a decrease in cash of $1,219,286 to $2,379,521 for the three months ended March 31, 2019.

Commitments:

We had $2,379,521 of cash and cash equivalent balances and net working capital approximating $409,650 as of March 31, 2019. Accounts receivable balances represented $1,702,249 of our net working capital at March 31, 2019. We intend to collect our outstanding receivables on a timely basis during 2019, which would help to provide positive cash flow to support our operations during the balance of 2018. Inventory represented $6,995,333 of our net working capital at March 31, 2019 and finished goods represented $5,081,980 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2019 by our sales activities, which should provide additional cash flow to help support our operations during 2019.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2019.

Lease Commitments-Operating Leases. We have a non-cancelable long term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $114,079 and $99,431 for the three months ended March 31, 2019 and 2018, respectively. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2019(period from April 1, 2019 to December 31, 2019)	$343,249
2020	154,131
$497,380

Litigation.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the ” ’292 Patent”) and ’452 Patents and U.S. Patent No. 9,325,950 the (” ’950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ’950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ’950 Patent. The lawsuit also involves the ’292 Patent and the ’452 Patent, the ’452 Patent being the same patent asserted against Axon. The ’292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ’292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ’950, ’452, and ’292 Patents. Since the defeat of Axon’s ’292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set. As of March 31, 2019, the parties were in active settlement discussions which resulted in the signing of a non-binding term sheet that may resolve the matter. See Note 15 “Subsequent Events”, for the details respecting the settlement terms and timing.

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

The suit has been resolved and the case has been dismissed by Plaintiff with prejudice on April 17, 2019. See Note 15, “Subsequent Events,” for the details respecting the settlement.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company had made matching contributions totaling $26,442 and $$29,375 for the three months ended March 31, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of March 31, 2019, the Company had advanced a total of $278,241 pursuant to this agreement and established an allowance reserve of $104,140 for a net advance of $174,101. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of March 31, 2019, the Company had advanced a total of $77,841 pursuant to this agreement.

Critical Accounting Policies

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $231.0 million since we commenced deliveries during 2006. As of March 31, 2019 and December 31, 2018, we had provided a reserve for doubtful accounts of $70,000.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2019. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw material and component parts	$5,079,868	$4,969,786
Work-in-process	284,112	351,451
Finished goods	5,081,980	4,965,594

Subtotal	10,445,960	10,286,831
Reserve for excess and obsolete inventory	(3,450,627)	(3,287,771)

Total	$6,995,333	$6,990,060

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 33.0% of the gross inventory balance at March 31, 2019, compared to 32.0% of the gross inventory balance at December 31, 2018. We had $3,450,627 and $3,287,771 in reserves for obsolete and excess inventories at March 31, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $5,079,868 and $4,969,786 at March 31, 2019 and December 31, 2018, respectively, an increase of $110,082 (2%). The increase in raw materials was mostly in parts for FirstVU HD products. Finished goods balances were $5,081,980 and $4,965,594 at March 31, 2019 and December 31, 2018, respectively, an increase of $116,386 (2%). The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2019.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $138,496 as of March 31, 2019 compared to $195,135 as of December 31, 2018 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were not any options granted during the three months ended March 31, 2019.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2018, cumulative valuation allowances in the amount of $21,500,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2019 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2019 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2018 we entered into the proceeds investment agreement (PIA). We elected to record the PIA, on their fair value basis. In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Proceeds investment agreement	$-	$-	$9,279,000	$9,279,000

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of March 31, 2019, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

The Company’s lawsuit alleges that WatchGuard incorporated this patented technology into its VISTA Wifi and 4RE In-Car product lines without its permission. Specifically, Digital Ally is accusing WatchGuard of infringing three patents: the U.S Patent No. 8,781,292 (the ” ’292 Patent”) and ’452 Patents and U.S. Patent No. 9,325,950 the (” ’950 Patent”). The Company is aggressively challenging WatchGuard’s infringing conduct, seeking both monetary damages, as well as seeking a permanent injunction preventing WatchGuard from continuing to sell its VISTA Wifi and 4RE In-Car product lines using Digital Ally’s own technology to compete against it. On May 8, 2017, WatchGuard filed a petition seeking IPR of the ’950 Patent. The Company opposed that petition and on December 4, 2017, The Patent Trial and Appeal Board (“PTAB”) rejected the request of WatchGuard Video to institute an IPR on the ’950 Patent. The lawsuit also involves the ’292 Patent and the ’452 Patent, the ’452 Patent being the same patent asserted against Axon. The ’292 Patent previously was subject to the IPR process with the USPTO, but in June 2018 the PTO rejected Axon’s arguments and did not invalidate the ’292 Patent. WatchGuard had previously agreed to be bound by Axon’s IPRs and, as such, WatchGuard is now statutorily barred from any further IPR’s challenges with respect to the ’950, ’452, and ’292 Patents. Since the defeat of Axon’s ’292 Patent IPR, the Court has lifted the stay and set a schedule moving the case towards trial. Discovery is ongoing and will close on May 2, 2019. The parties will then proceed with expert reports and summary judgment. No trial date has been set. As of March 31, 2019, the parties were in active settlement discussions which resulted in the signing of a non-binding term sheet that may resolve the matter.

On May 14, 2019 the Company and WatchGuard announced that they had reached a resolution of the pending patent infringement litigation. On May 26, 2016, the Company initiated a patent lawsuit in the U.S. District Court for the District of Kansas against WatchGuard for alleged infringement of the ’292 Patent, the ’452 Patent and the ’950 Patent. On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The resolution of the dispute centers includes the following key terms:

●	WatchGuard will pay Digital Ally a one-time, lump sum settlement payment of six (6) million dollars.
●	Digital Ally has granted WatchGuard a perpetual covenant not to sue if WatchGuard’s products incorporate agreed-upon modified recording functionality.
●	Digital Ally has also granted WatchGuard a license to the ’292 Patent and the ’452 Patent (and related patents, now existing and yet-to-issue) through December 31, 2023. The parties have agreed to negotiate in good faith to attempt to resolve any alleged infringement that occurs after the license period expires.
●	The Parties have further agreed to release each other from all claims or liabilities pre-existing the settlement.
●	As part of the settlement, the parties agreed that WatchGuard is making no admission that it has infringed any of Digital Ally’s patents.

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

The suit has been resolved and the case has been dismissed by Plaintiff with prejudice on April 17, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

3.10	Certificate of Amendment to Articles of Incorporation.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.10	Certificate of Amendment to Articles of Incorporation.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.