Form 10-Q
period 2019-09-30
DIGITAL ALLY INC
filed 2019-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

(913) 814-7774

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	DGLY	the Nasdaq Capital Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2019
Common Stock, $0.001 par value	12,079,095

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,272,935	$3,598,807
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2019 and $70,000-2018	1,762,169	1,847,886
Accounts receivable-other	468,629	382,412
Inventories, net	6,381,713	6,999,060
Income tax refund receivable, current	44,603	44,603
Prepaid expenses	477,023	429,403
Total current assets	10,407,072	13,302,171

Furniture, fixtures and equipment, net	141,987	247,541
Intangible assets, net	434,933	486,797
Operating lease right of use assets	167,443	—
Income tax refund receivable	45,397	45,397
Other assets	404,253	256,749
Total assets	$11,601,085	$14,338,655

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,075,213	$784,599
Accrued expenses	1,077,482	2,080,667
Secured convertible notes, at fair value-current portion	1,606,305	—
Current portion of operating lease obligations	248,603	—
Contract liabilities-current	1,698,560	1,748,789
Income taxes payable	5,833	3,689
Total current liabilities	6,711,996	4,617,744

Long-term liabilities:
Proceeds investment agreement, at fair value- less current portion	6,417,000	9,142,000
Contract liabilities-long term	1,830,471	1,991,091
Total liabilities	14,959,467	15,750,835

Commitments and contingencies

Stockholder’s Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 12,079,095 – 2019 and 10,445,445 – 2018	12,079	10,445
Additional paid in capital	82,748,400	78,117,507
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(83,961,635)	(77,382,906)
Total stockholders’ deficit	(3,358,382)	(1,412,180)
Total liabilities and stockholders’ deficit	$11,601,085	$14,338,655

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Product	$2,173,257	$2,334,863	$6,039,445	$7,319,676
Service and other	749,891	543,196	1,981,482	1,593,446
Total revenue	2,923,148	2,878,059	8,020,927	8,913,122

Cost of revenue:
Product	1,601,913	1,592,072	4,333,812	4,672,432
Service and other	132,973	108,698	366,301	335,540
Total cost of revenue	1,734,886	1,700,770	4,700,113	5,007,972

Gross profit	1,188,262	1,177,289	3,320,814	3,905,150
Selling, general and administrative expenses:
Research and development expense	517,010	323,981	1,562,086	1,097,861
Selling, advertising and promotional expense	877,218	711,506	2,871,154	2,097,919
Stock-based compensation expense	405,579	669,480	1,715,972	1,757,227
General and administrative expense	1,668,902	1,382,038	5,970,565	4,272,484
Patent litigation settlement	—	—	(6,000,000)	—
Total selling, general and administrative expenses	3,468,709	3,087,005	6,119,777	9,225,491
Operating loss	(2,280,447)	(1,909,716)	(2,798,963)	(5,320,341)

Other income (expense)
Interest income	6,667	2,206	30,279	4,507
Interest expense	(37,037)	(1,083,317)	(37,037)	(1,366,520)
Change in warrant derivative liabilities	—	(9,799)	—	(319,105)
Secured convertible notes issuance expense	(89,148)	—	(89,148)	(220,312)
Loss on the extinguishment of secured convertible debentures	—	(100,000)	—	(600,000)
Change in fair value of proceeds investment agreement	(177,000)	(98,487)	(3,275,000)	(98,487)
Change in fair value of secured convertible notes	(408,860)	—	(408,860)	—
Change in fair value of secured convertible debentures	—	(1,466,467)	—	(2,296,444)
Loss before income tax benefit	(2,985,825)	(4,665,580)	(6,578,729)	(10,216,702)
Income tax benefit	—	—	—	—
Net loss	$(2,985,825)	$(4,665,580)	$(6,578,729)	$(10,216,702)
Net loss per share information:
Basic	$(0.26)	$(0.60)	$(0.58)	$(1.40)
Diluted	$(0.26)	$(0.60)	$(0.58)	$(1.40)

Weighted average shares outstanding:
Basic	11,637,289	7,725,877	11,296,999	7,295,098
Diluted	11,637,289	7,725,877	11,296,999	7,295,098

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)

Stock-based compensation	—	—	725,198	—	—	725,198
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(2,500)	(2)	2	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	161,000	161	515,839	—	—	516,000
Net loss	—	—	—	—	(3,205,174)	(3,205,174)
Balance, March 31, 2019	11,126,055	11,126	79,358,024	(2,157,226)	(80,588,080)	(3,376,156)

Stock-based compensation	—	—	585,195	—	—	585,195
Issuance of common stock upon exercise of common stock purchase warrants	368,000	368	1,047,632	—	—	1,048,000
Net loss	—	—	—	—	(387,730)	(387,730)

Balance, June 30, 2019	11,494,055	11,494	80,990,851	(2,157,226)	(80,975,810)	(2,130,691)

Stock-based compensation	—	—	405,579	—	—	405,579
Restricted common stock forfeitures	(2,870)	(3)	3	—	—	—
Issuance of common stock purchase warrants related to secured convertible notes	—	—	535,739	—	—	535,739
Issuance of common stock upon conversion of secured convertible notes and interest	498,625	499	697,568	—	—	698,067
Issuance of common stock related to the issuance of secured convertible notes	89,285	89	118,660	—	—	118,749
Net loss	—	—	—	—	(2,985,825)	(2,985,825)
Balance, September 30, 2019	12,079,095	$12,079	$82,748,400	$(2,157,226)	$(83,961,635)	$(3,358,382)

Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748

Cumulative effects of adjustment for adoption of ASC 606	—	—	—	—	71,444	71,444
Stock-based compensation	—	—	493,519	—	—	493,519
Restricted common stock grant	84,500	84	(84)	—	—
Restricted common stock forfeitures	(26,450)	(26)	26	—	—	—
Issuance of common purchase warrants in connection with the issuance of subordinated notes payable	—	—	47,657	—	—	47,657
Net loss	—	—	—	—	(2,588,232)	(2,588,232)

Balance, March 31, 2018	7,095,849	7,096	65,464,853	(2,157,226)	(64,426,587)	(1,111,864)

Stock-based compensation	—	—	594,227	—	—	594,227
Restricted common stock grant	100,000	100	(100)	—	—	—
Restricted common stock forfeitures	(3,950)	(4)	4	—	—	—
Issuance of common purchase warrants in connection with the issuance of secured convertible debentures	—	—	1,684,251	—	—	1,684,251
Issuance of stock upon conversion of secured convertible debentures and accrued interest	74,276	74	185,614	—	—	185,688
Issuance of common stock upon exercise of common stock purchase warrants	20,000	20	48,980	—	—	49,000
Net loss	—	—	—	—	(2,962,890)	(2,962,890)

Balance, June 30, 2018	7,286,175	7,286	67,977,829	(2,157,226)	(67,389,477)	(1,561,588)

Stock-based compensation	—	—	669,481	—	—	669,481
Restricted common stock grant	300,000	301	(301)	—	—	—
Restricted common stock forfeitures	(3,500)	(4)	4	—	—	—
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,600,000	2,600	7,322,300	—	—	7,324,900
Issuance of common stock purchase warrants in connection with issuance of proceeds investment agreement	—	—	932,487	—	—	932,487
Issuance of stock upon conversion of secured convertible debentures and accrued interest	43,200	43	107,957	—	—	108,000
Issuance of common stock upon conversion of secured notes payable and accrued interest	47,139	47	153,153	—	—	153,200
Issuance of common stock upon exercise of common stock purchase warrants	151,738	152	376,073	—	—	376,225
Net loss	—	—	—	—	(4,665,580)	(4,665,580)

Balance, September 30, 2018	10,424,752	$10,425	$77,538,983	$(2,157,226)	$(72,055,057)	$3,337,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	2019	2018

Cash Flows from Operating Activities:
Net loss	$(6,578,729)	$(10,216,702)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	287,184	395,819
Gain on disposal of equipment	—	(28,218)
Change in fair value of warrant derivative liabilities	—	319,105
Loss on extinguishment of secured convertible debentures	—	600,000
Secured convertible notes issuance expense	89,148	220,312
Change in fair value of secured convertible notes	408,860	2,296,444
Change in fair value of proceeds investment agreement	3,275,000	98,487
Interest on secured convertible notes paid through issuance of common stock	50,000	—
Interest expense added to convertible debenture	—	995,368
Amortization of discount on subordinated note payable	—	47,657
Operating lease right of use asset	333,308	—
Stock-based compensation	1,715,972	1,757,227
Provision for inventory obsolescence	47,637	(300,729)
Provision for doubtful accounts receivable	53,224	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable - trade	32,493	(27,180)
Accounts receivable - other	(86,217)	(40,336)
Inventories	569,710	1,680,765
Prepaid expenses	(47,620)	(208,099)
Other assets	(147,504)	(129,009)
Increase (decrease) in:
Accounts payable	1,290,614	(1,691,458)
Accrued expenses	(1,003,185)	(68,294)
Lease obligation with right of use asset	(252,148)	—
Income taxes payable	2,144	(6,437)
Contract liabilities	(210,849)	227,786
Net cash used in operating activities	(170,958)	(4,077,492)
Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(78,584)	(34,448)
Proceeds from the sale of equipment	—	76,268
Additions to intangible assets	(51,182)	(72,721)
Release of cash in accordance with secured convertible note	—	500,000
Net cash provided by (used) in investing activities	(129,766)	469,099
Cash Flows from Financing Activities:
Proceeds from subordinated notes payable	—	250,000
Proceeds from sale of common stock in underwritten public offering	—	7,324,900
Proceeds from proceeds investment agreement and detachable common stock purchase warrants	—	10,000,000
Proceeds from exercise of common stock purchase warrants	1,564,000	—
Proceeds from secured convertible notes and detachable common stock purchase warrants	2,500,000	6,250,000
Principal payment on secured convertible debentures	—	(10,834,169)
Principal payment on subordinated notes payable	—	(1,108,500)
Payment on proceeds investment agreement	(6,000,000)	—
Proceeds from issuance of common stock and warrants	—	89,304
Loss on extinguishment of secured convertible debentures	—	(600,000)
Secured convertible notes issuance expense	(89,148)	(220,312)
Principal payments on capital lease obligation	—	(8,492)
Net cash provided by (used in) financing activities	(2,025,148)	11,142,731
Net increase (decrease) in cash and cash equivalents	(2,325,872)	7,534,338
Cash and cash equivalents, beginning of period	3,598,807	54,712
Cash and cash equivalents, end of period	$1,272,935	$7,589,050
Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$1,367,561
Cash payments for income taxes	$3,856	$6,437
Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$522	$485
Restricted common stock forfeitures	$5	$34

Obtaining right of use asset for lease liability	$500,751	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible notes	$535,739	$1,684,251

Issuance of common stock upon conversion of secured convertible notes and interest	$698,067	$293,688

Issuance of common stock related to the issuance of secured convertible notes	$118,749	$—

Amounts allocated to common stock purchase warrants in connection with proceeds investment agreement	$—	$932,487

Issuance of common stock upon conversion of secured convertible notes payable and accrued interest	$—	$153,200

Issuance of common stock upon exercise of common stock purchase warrants accounted for as warrant liabilities	$—	$335,921

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$—	$47,657

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.
NOTES TO Unaudited CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiary (collectively, “Digital Ally,” “Digital,” the “Company”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Recently Adopted Accounting Standards

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

For financial liabilities measured using the fair value option in ASC 825, ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued in January 2016, requires entities to recognize the changes in fair value of liabilities caused by a change in instrument specific credit risk (own credit risk) in other comprehensive income. The ASU is effective for calendar-year public business entities beginning in 2018. For all other calendar-year entities, it is effective for annual periods beginning in 2019 and interim periods beginning in 2020. Entities can early adopt certain provisions of the new standard, including this provision related to financial liabilities measured under the fair value option. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from August 5, 2019 to September 30, 2019.

ASU 2018-09, Codification improvements, clarifies the accounting for a debt extinguishment when the fair value option is elected. Upon extinguishment an entity shall include in net income the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk. The ASU is effective for calendar-year public business entities beginning in 2019. For all other calendar-year entities, it is effective for annual periods beginning in 2020 and interim periods beginning in 2021. Early adoption is permitted for any fiscal year or interim period for which an entity’s financial statements have not yet been issued or have not been made available to be issued. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from August 5, 2019 to September 30, 2019. Since there is no change accounted for as a change in Credit Risk (included in other comprehensive income/loss) there is no impact to the Company’s financial statements from this new guidance.

Management’s Liquidity Plan

The Company incurred operating losses in the nine months ended September 30, 2019 and substantial operating losses for the year ended December 31, 2018 primarily due to reduced revenues and gross margins caused by competitors’ willful infringement of its patents, specifically the auto-activation of body-worn and in-car video systems, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $6.6 million for the nine months ended September 30, 2019 and $15.5 million during the year ended December 31, 2018 and it had an accumulated deficit of $84.0 million as of September 30, 2019. During the nine months ended September 30, 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million which was used to pay its obligations under its Proceeds Investment Agreement as more fully described in Note 11. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $1,564,000 in the nine months ended September 30, 2019 from the exercise of warrants and on August 5, 2019, the Company raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 6. Additionally, the Company raised funding in the form of subordinated debt, secured debt and Proceeds Investment Agreement totaling $16,500,000 and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised funding from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million of funding in the form of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting its gross margins and has seen progress in that regard. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2018, which contracts include recurring revenue during the period 2019 to 2020. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company’s August 5, 2019 issuance of $2.78 million principal balance of convertible notes was part of this strategic alternatives review. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these unaudited condensed consolidated interim financial statements.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The Company accounts for its proceeds investment agreement and convertible debt on a fair value basis.

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

	September 30, 2019	December 31, 2018
Contract liabilities, current	$1,698,560	$1,748,789
Contract liabilities, non-current	1,830,471	1,991,091
Total contract liabilities	$3,529,031	$3,739,880

Sales returns and allowances aggregated $19,356 and $72,127 for the three months ended September 30, 2019 and 2018, respectively, and $127,114 and $126,373 for the nine months ended September 30, 2019 and 2018, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates

Revenues for nine month ended September 30, 2019 and 2018 were derived from the following sources

	Nine months ended September 30,
	2019	2018
DVM-800	$2,964,862	$3,956,816
DVM-250 Plus	844,140	617,705
FirstVu HD	1,019,287	1,070,245
EVO	186,369	—
DVM-100 & DVM-400	7,140	69,496
DVM-750	115,589	378,660
VuLink	113,894	146,896
Repair and service	386,806	288,073
Cloud service revenue	543,999	500,305
Other service revenue	1,050,677	805,068
Laser Ally	19,130	79,155
Accessories and other revenues	769,034	1,000,703
	$8,020,927	$8,913,122

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. Finance leases would be included in furniture, fixtures and equipment, net and long-term debt and finance lease obligations on the condensed balance sheet. The Company had an operating lease for office and warehouse space at September 30, 2019 but no financing leases.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the operating lease liabilities if the operating lease does not provide an implicit rate. Lease terms may include the option to extend when Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

Senior Convertible Notes:

The Company has elected to record its senior convertible notes at its fair value. Accordingly, the new debt agreement will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Condensed Consolidated Statement of Operations. All issuance costs related to the proceeds investment agreement were expensed as incurred in the Condensed Consolidated Statement of Operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $16,208 and $12,378 for the three months ended September 30, 2019 and 2018, respectively, and $47,842 and $46,662 for the nine months ended September 30, 2019 and 2018, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $249,377 and $104,395 for the three months ended September 30, 2019 and 2018, respectively, and $884,184 and $295,641 for the nine months ended September 30, 2019 and 2018, respectively. Such costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the nine months ended September 30, 2019 and 2018. There have been no penalties in the nine months ended September 30, 2019 and 2018.

The Company is subject to taxation in the United States and various states. As of September 30, 2019, the Company’s tax returns filed for 2016, 2017 and 2018 are subject to examination by the relevant taxing authorities. With few exceptions, as of September 30, 2019, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2016.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the nine months ended September 30, 2019 and 2018.

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

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2019 and 2018, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales by geographic area:
United States of America	$2,854,501	$2,787,618	$7,846,560	$8,612,552
Foreign	68,647	90,441	174,367	300,570
	$2,923,148	$2,878,059	$8,020,927	$8,913,122

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

NOTE 3. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $123,224 as of September 30, 2019 and $70,000 as of December 31, 2018.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues for the nine months ended September 30, 2019 and 2018. No individual customer receivable balance exceeded 10% of total accounts receivable as of September 30, 2019. One individual customer exceeded 10% of total accounts receivable as of September 30, 2018 and totaled $205,259, or 10% of total accounts receivable.

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

NOTE 4. INVENTORIES

Inventories consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw material and component parts	$4,220,724	$4,969,786
Work-in-process	334,967	351,451
Finished goods	5,161,430	4,965,594

Subtotal	9,717,121	10,286,831
Reserve for excess and obsolete inventory	(3,335,408)	(3,287,771)

Total	$6,381,713	$6,990,060

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $162,202 and $115,456 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	Estimated Useful Life	September 30, 2019	December 31, 2018
Office furniture, fixtures and equipment	3-10 years	$825,526	$802,681
Warehouse and production equipment	3-5 years	537,471	526,932
Demonstration and tradeshow equipment	2-5 years	466,394	426,582
Leasehold improvements	2-5 years	163,171	160,198
Rental equipment	1-3 years	126,968	124,553

Total cost		2,119,530	2,040,946
Less: accumulated depreciation and amortization		(1,977,543)	(1,793,405)

Net furniture, fixtures and equipment		$141,987	$247,541

Depreciation and amortization of furniture, fixtures and equipment aggregated $45,866 and $92,192 for the three months ended September 30, 2019 and 2018, respectively and $184,138 and $309,993 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6. DEBT OBLIGATIONS

Proceeds investment agreement is comprised of the following:

	September 30, 2019	December 31, 2018
2018 Proceeds investment agreement, at fair value	$6,417,000	$9,142,000
Less: Current portion	-	-
2018 Proceeds investment agreement at fair value-less current portion	$6,417,000	$9,142,000

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

Pursuant to the PIA and in consideration for the $10.0 million in funding, the Company agreed to assign to BKI (i) 100% of all gross, pre-tax monetary recoveries paid by any defendant(s) to the Company or its affiliates agreed to in a settlement or awarded in judgment in connection with the patent assets, plus any interest paid in connection therewith by such defendant(s) (the “Patent Assets Proceeds”), up to the minimum return (as defined in the PIA) and (ii) if BKI has not received its minimum return by the earlier of a liquidity event (as defined in the PIA) and July 31, 2020, then the Company agreed to assign to BKI 100% of the Patent Asset Proceeds until BKI has received an amount equal to the minimum return on $4.0 million.

Pursuant to the PIA, the Company granted BKI (i) a senior security interest in the Patent Assets, the claims (as defined in the PIA) and the Patent Assets Proceeds until such time as the minimum return is paid, in which case, the security interest on the patent assets, the claims and the Patent Assets Proceeds will be released, and (ii) a senior security interest in all other assets of the Company until such time as the minimum return is paid on $4.0 million, in which case, the security interest on such other assets will be released.

The security interest is enforceable by BKI if the Company is in default under the PIA which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA Agreement, (ii) the Company fails to comply with any provision of the PIA or any other agreement or document contemplated under the PIA, (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company, (iv) the Company’s creditors commence actions against the Company (which are not subsequently discharged) that affect material assets of the Company, (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000, (vi) the Company fails, within five (5) business days following the closing of the second tranche, to fully satisfy its obligations to certain holders of the Company’s senior secured convertible promissory notes listed in the PIA Agreement and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA.

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

During the nine months ended September 30, 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 11. In accordance with the terms of the PIA, the Company remitted the $6.0 as a principal payment toward its minimum return payment obligations under the PIA. The Company recorded the receipt of the $6,000,000 settlement as Patent litigation settlement income in the accompanying condensed consolidated statement of operations.

The following represents activity in the PIA during the nine months ended September 30, 2019:

Beginning balance as of January 1, 2019	$9,142,000
Repayment of obligation	(6,000,000)

Change in the fair value during the period	3,275,000
Ending balance as of September 30, 2019	$6,417,000

2019 Secured Convertible Notes.

On August 5, 2019, the Company, entered into a securities purchase agreement with several accredited investors providing for the issuance of (i) the Company’s 8% secured convertible notes due August 4, 2020 with a principal face amount of $2,777,777.78, which convertible notes are, subject to certain conditions, convertible into 1,984,126 shares of the Company’s common stock, at a price per share of $1.40; (ii) five-year warrants to purchase an aggregate of 571,428 shares of Common Stock at an exercise price of $1.8125, which warrants are immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered 180 days after the date of issuance; and (iii) the issuance of shares of common stock equal to 5% of the aggregate purchase price of the convertible notes, with an aggregate value of $125,000 (the “Commitment Shares”). The accredited investors purchased the foregoing securities for an aggregate cash purchase price of $2,500,000.

Pursuant to the purchase agreement, an aggregate of $1,153,320 in principal amount of convertible notes (the “Registered Notes”), the conversion shares underlying the Registered Notes and all of the Commitment Shares were issued to the accredited investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective shelf registration statement on Form S-3. Accordingly, $1,153,320 in original principal amount of our convertible notes were issued as Registered Notes pursuant to the shelf registration statement and therefore freely tradable.

In a related transaction and in accordance with the purchase agreement, the Company issued to the accredited investors in a concurrent private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, (1) the remaining aggregate of $1,624,457.78 in principal amount of convertible notes, (2) the shares of common stock issuable from time to time upon conversion of such convertible notes, and (3) the common shares underlying the common stock purchase warrants. On September 5, 2019, the Company filed a Registration Statement on Form S-1 covering the securities issued in the concurrent private placement including an aggregate of $1,624,457.78 in principal amount of previously non-registered convertible notes, the shares of common stock issuable from time to time upon conversion of such non-registered convertible notes and the common stock underlying the common stock purchase warrants. Such Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 12, 2019.

In connection with the purchase agreement, the Company and its subsidiary entered into a security agreement, dated as of August 5, 2019, with the investors, pursuant to which the Company and its subsidiary granted a security interest in, among other items, the Company and its subsidiary’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds, as set forth in the security agreement. In addition, pursuant to an intellectual property security agreement, dated as of August 5, 2019, the Company granted a continuing security interest in all of the Company’s right, title and interest in, to and under certain of the Company’s trademarks, copyrights and patents. In addition, the Company’s subsidiary jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the convertible notes pursuant to a subsidiary guarantee.

Under the purchase agreement, the convertible notes and warrants contain provisions whereby the accredited investors are prohibited from exercising their rights to convert the notes or exercise the warrants if, as a result of such conversion or exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, the investors may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

The Company elected to account for the secured convertible notes on the fair value basis. Therefore, the Company determined the fair value of the (1) secured convertible notes, (2) the Commitment Shares and (3) the common stock purchase warrants which yielded estimated fair values of the secured convertible notes including their embedded derivatives, the Commitment Shares and the detachable common stock purchase warrants. The following represents the resulting fair value as determined on August 5, 2019, the date of origination:

Secured convertible notes	$1,845,512
Common stock issued as Commitment Shares	118,749
Common stock purchase warrants	535,739

Gross cash proceeds	$2,500,000

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the nine months ended September 30, 2019:

Amount
Balance at December 31, 2018	$—
Issuance of convertible notes on August 5, 2019, at fair value	1,845,512
Principal repaid during the period by issuance of common stock	(648,067)
Principal repaid during the period by payment of cash	—
Change in fair value of secured convertible note during the period	408,860

Balance at September 30, 2019	$1,606,305

Under the fair value basis, legal, accounting and miscellaneous costs directly related to the issuance of the secured convertible notes are charged to expense as incurred. A total of $89,148 of such issuance costs were charged to operations during the three and nine months ended September 30, 2019.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Proceeds investment agreement	$—	$—	$6,417,000	$6,417,000
Secured convertible notes	$—	$—	1,606,305	1,606,305
	$—	$—	$8,023,305	$8,023,305

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Proceeds investment agreement	$—	$—	$9,142,000	$9,142,000

The following table represents the change in Level 3 tier value measurements:

	Proceeds Investment Agreement	Secured Convertible Notes	Total
December 31, 2018	$9,142,000	$—	$9,142,000
Repayment of obligation	(6,000,000)	—	(6,000,000)
Issuance of secured convertible notes	—	1,845,512	1,845,512
Conversion of principal to equity	—	(648,067)	(648,067)
Change in fair value	3,275,000	408,860	3,683,860

September 30, 2019	$6,417,000	$1,606,305	$8,023,305

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued warranty expense	$61,640	$195,135
Accrued litigation costs	265,000	1,119,445
Accrued sales commissions	33,583	25,750
Accrued payroll and related fringes	385,101	186,456
Accrued insurance	136,345	71,053
Accrued sales returns and allowances	30,124	13,674
Other	165,689	469,154

	$1,077,482	$2,080,667

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2019:

2019
Beginning balance	$195,135
Provision for warranty expense	37,648
Charges applied to warranty reserve	(171,143)

Ending balance	$61,640

NOTE 9. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2019 and 2018 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2019 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at September 30, 2019. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

NOTE 10. OPERATING LEASE

The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the lease commencement date to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised. The weighted average remaining lease term for the Company’s operating lease as of September 30, 2019 was .58 years.

Expense related to the office space operating lease was recorded on a straight-line basis over the lease term. Lease expense under the operating lease was approximately $298,292 for the nine months ended September 30, 2019.

The discount rate implicit within the Company’s operating lease was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of September 30, 2019, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2019:

Assets:
Operating lease right of use assets	$167,443

Liabilities:
Operating lease obligations-current portion	$248,603
Operating lease obligations-less current portion	$—
Total operating lease obligations	$248,603

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2019 (period from October 1, 2019 to December 31, 2019)	$115,092
2020	154,131
$269,223

NOTE 11. CONTINGENCIES

Litigation.

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against us. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on it. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, it vigorously defends any lawsuit filed against us. It records a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, it takes into consideration factors such as its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of prevailing, the availability of insurance, and the severity of any potential loss. It reevaluates and updates accruals as matters progress over time.

While the ultimate resolution is unknown, the Company does not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on its operating results, financial condition or cash flows.

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

On June 17, 2019, the Court granted Axon’s motion for summary judgment that Axon did not infringe on the Company’s patent and dismissed the case. Importantly, the Court’s ruling did not find that Digital’s ‘452 Patent was invalid. It also did not address any other issue, such as whether Digital’s requested damages were appropriate, and it did not impact the Company’s ability to file additional lawsuits to hold other competitors accountable for patent infringement. This ruling solely related to an interpretation of the claims as they relate to Axon and was unrelated to the supplemental briefing Digital recently filed on its damages claim and the WatchGuard settlement. Those issues are separate and the judge’s ruling on summary judgment had nothing to do with Digital’s damages request. The Company has filed an appeal to this ruling and has asked the appellate court to reverse this decision.

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019. The Company will file its Reply Brief responding to Axon no later than November 27, 2019.

WatchGuard

On May 27, 2016, the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The Release and License Agreement encompasses the following key terms:

●	WatchGuard paid Digital Ally a one-time, lump settlement payment of $6,000,000.

●

Digital Ally granted WatchGuard a perpetual covenant not to sue if WatchGuard’s products incorporate agreed-upon modified recording functionality. Digital Ally also granted WatchGuard a license to the ‘292 Patent and the ‘452 Patent (and related patents, now existing and yet-to-issue) through December 31, 2023. The parties agreed to negotiate in good faith to attempt to resolve any alleged infringement that occurs after the license period expires.

●	The parties further agreed to release each other from all claims or liabilities pre-existing the settlement.

●	As part of the settlement, the parties agreed that WatchGuard made no admission that it infringed any of Digital Ally’s patents.

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

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company has made matching contributions totaling $27,235 and $26,680 for the three months ended September 30, 2019 and 2018, respectively, and $80,645 and $85,028 for the nine months ended September 30, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of September 30, 2019, the Company had advanced a total of $276,150 pursuant to this agreement and established an allowance reserve of $164,140 for a net advance of $112,010. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of September 30, 2019, the Company had advanced a total of $53,332 pursuant to this agreement.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $405,579 and $669,480 for the three months ended September 30, 2019 and 2018, respectively, and $1,715,972 and $1,757,227 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 4,175,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2019 total 8,063. The 2006 Plan terminated during 2016 with 24,662 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2019 total 42,812. The 2007 Plan terminated during 2017 with 88,401 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2019 total 6,250. The 2008 Plan terminated during 2018 with 8,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2019 total 32,250.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 629,186 shares remained available for awards under the various Plans as of September 30, 2019.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the nine months ended September 30, 2019 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	434,012	$4.62
Granted	180,000	3.01
Exercised	—	—
Forfeited	(24,887)	(13.78)
Outstanding at September 30, 2019	589,125	$3.74
Exercisable at September 30, 2019	454,125	$3.96

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the nine months ended September 30, 2019 was $436,217.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the nine months ended September 30, 2019.

Assumptions
Volatility – range	107.6%
Risk-free rate	2.23%
Expected term	5.5 years
Exercise price	$3.01

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2019.

At September 30, 2019, the aggregate intrinsic value of options outstanding was approximately $-0- and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the nine months ended September 30, 2019.

As of September 30, 2019, the unrecognized portion of stock compensation expense on all existing stock options was $290,811.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2019:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	470,313	8.6 years	335,313	8.2 years
$3.50 to $4.99	66,875	4.5 years	66,875	4.5 years
$5.00 to $6.49	—	— years	—	— years
$6.50 to $7.99	8,437	2.1 years	8,437	2.1 years
$8.00 to $9.99	2,500	1.7 years	2,500	1.7 years
$10.00 to $19.99	39,750	1.3 years	39,750	1.3 years
$20.00 to $24.99	1,250	0.3 years	1,250	0.3 years

	589,125	7.5 years	454,125	6.9 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2019 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Non-vested balance, January 1, 2019	772,150	$3.40
Granted	522,110	2.91
Vested	(397,790)	(3.84)
Forfeited	(5,370)	(3.46)
Non-vested balance, September 30, 2019	891,100	$2.91

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2019, there were $666,687 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 15 months in accordance with the respective vesting scale.

The non-vested balance of restricted stock vests as follows:

Years ended	Number of shares

2019 (October 1, 2019 to December 31, 2019)	376,225
2020	264,750
2021	250,125

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than nine months from issue date, and allow the holders to purchase up to 4,717,573 shares of common stock at $2.60 to $16.50 per share as of September 30, 2019. The warrants expire from July 15, 2020 through July 31, 2023 and allow for cashless exercise.

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2019	4,693,145	$5.40
Granted	571,428	1.81
Exercised	(529,000)	(2.96)
Cancelled	(18,000)	(3.50)
Vested Balance, September 30, 2019	4,717,573	$5.23

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2019 and the weighted average remaining term is 40.3 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2019:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$1.81	571,428	4.9 years
$2.60	465,712	3.8 years
$3.00	701,667	3.5 years
$3.25	120,000	3.2 years
$3.36	880,000	3.2 years
$3.65	200,000	2.8 years
$3.75	94,000	2.9 years
$5.00	800,000	2.3 years
$13.43	879,766	1.3 years
$16.50	5,000	0.8 years

	4,717,573	3.0 years

NOTE 14. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted income per share – Net loss	$(2,985,825)	$(4,665,580)	$(6,578,729)	$(10,216,702)

Denominator for basic loss per share – weighted average shares outstanding	11,637,289	7,725,877	11,296,999	7,295,098

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	11,637,289	7,725,877	11,296,999	7,295,098

Net loss per share:
Basic	$(0.26)	$(0.60)	$(0.58)	$(1.40)
Diluted	$(0.26)	$(0.60)	$(0.58)	$(1.40)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2019 and 2018, all outstanding stock options to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share.

Note 15 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including the nine months ended September 30, 2019 and fiscal 2018; (2) macro-economic risks from the effects of the decrease in budgets for the law-enforcement community; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings scheduled in 2019, such as the EVO-HD, have them perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our DVM-800, FirstVU HD and DVM-250 products and cloud and service revenue; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon will achieve its intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon respecting us, our products and customers; (34) whether the remaining two claims under the ‘556 Patent have applicability to us or our products; and (35) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; and (37) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. Our products include the DVM-800 and DVM-800 Lite, in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, body-worn cameras, our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation, for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, our cloud-based evidence management systems. We introduced the EVO-HD product in late June 2019 and began full-scale deployments in the third quarter 2019. It is designed and built on a new and highly advanced technology platform that will become the platform for a new family of our in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings, although we can offer no assurance in this regard.

We experienced operating losses for all quarters during 2019 and 2018 except for the second quarter 2019, which was aided by a patent litigation settlement. The following is a summary of our recent operating results on a quarterly basis:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$2,923,148	$2,546,983	$2,550,796	$2,378,287	$2,878,059	$3,563,550	$2,471,513
Gross profit	1,188,262	980,812	1,181,740	56,658	1,177,289	1,618,467	1,109,394
Gross profit margin percentage	40.7%	37.3%	46.3%	2.3%	40.9%	45.4%	44.9%
Total selling, general and administrative expenses	3,468,709	(1,616,830)	4,267,898	5,292,374	3,087,005	3,055,776	3,082,710
Operating loss	(2,280,447)	2,567,642	(3,086,158)	(5,235,716)	(1,909,716)	(1,437,309)	(1,973,316)
Operating loss percentage	(78.0)%	100.8%	(121.0)%	(220.1)%	(66.4)%	(40.3)%	(79.8)%
Net loss	$(2,985,825)	$(387,730)	$(3,205,174)	$(5,327,849)	$(4,665,580)	$(2,962,890)	$(2,588,232)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by newer products, such as the recently released EVO-HD; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and bonus compensation; (5) the timing of patent infringement litigation settlements, such as the $6.0 settlement we obtained from WatchGuard during the second quarter 2019 and (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $2,280,447 on revenues of $2,923,148 for the three months ended September 30, 2019 compared to operating income of $2,567,642 on revenues of $2,546,983 for the three months ended June 30, 2019 primarily as a result of the $6.0 million settlement of the WatchGuard patent litigation. The income recognized in the second quarter 2019 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon that reduced our revenues, and litigation expenses relating to the patent infringement.

A number of factors and trends affected our recent performance, which include:

●

On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of the settlement agreement, we received a one-time $6.0 million payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted it a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, the parties agreed that WatchGuard made no admission that it infringed any of our patents. See Note 11, “Contingencies” for the details respecting the settlement.

●

Revenues increased in third quarter 2019 to $2,923,148 from $2,546,983 in second quarter 2019. The primary reason for the revenue increases in the third quarter 2019 is the 38% increase in service and other revenues. We continue to face increased challenges for our in-car and body-worn systems because our competitors have released new products with advanced features and have maintained their product price cuts. We introduced a new product platform, the EVO-HD, specifically for in-car systems late in June 2019 to address our competitors’ new product features. We expect potential customers to review and test the EVO-HD prior to adopting the new platform for deployment. This new product platform utilizes advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers and we believe will improve product revenues in future quarters as customers become aware of and commit to the new EVO-HD, although we can make no assurances in this regard. Our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year that disrupted the market beginning in 2017 to date in 2019. This has continued to pressure our revenues in 2019.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from extended warranties have been increasing and were approximately $379,989 for Q-3 2019, an increase of $101,054 (36%) over the comparable quarter in 2018. Additionally, revenues from cloud storages have been increasing in recent quarters and reached $194,661 in Q-3 2019, an increase of $21,097 (12%) over Q-3 2018. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues in the future.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO granted us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●

We have asserted two significant patent infringement lawsuits involving Axon and WatchGuard that has had significant impacts on our quarterly results primarily due to the timing and amounts of legal fees expended on such lawsuits. We settled the WatchGuard lawsuit in May 2019 for $6.0 million (see Note 11 for details) and in June 2019 the Court granted Axon’s Motion for Summary Judgment and accepted Axon’s position that it did not infringe on our patents and dismissed the Axon lawsuit in its entirety. We have appealed the Court’s ruling. Future quarterly results during 2019 and possibly beyond will continue to be impacted as this appeal is heard and, if the case moves to trial. If we win the appeal and the case moves to trial, the jury will then determine whether Axon infringed on our patents. If the jury decides that Axon infringes our patents, it would determine the amount of compensatory damages owed to us by the defendants and whether such damage awards should be trebled due to willful infringement by the defendants. In addition, there may be attempts by the defendant to settle such lawsuit prior to a trial. Such jury award and/or potential settlement prior to trial would likely have a significant impact on our quarterly operating results if and when it occurs.

●

We announced a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every racetrack, as well as enhancing its officiating process through technology. We believe this new partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our international revenues decreased to $68,647 (2% of total revenues) during third quarter 2019, compared to $90,441 (3% of total revenues) during third quarter 2018. Our third quarter 2019 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers.

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

For the Three Months Ended September 30, 2019 and 2018

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2019 and 2018, represented as a percentage of total revenues for each respective year:

	Three Months Ended September 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	59%	59%

Gross profit	41%	41%
Selling, general and administrative expenses:
Research and development expense	18%	11%
Selling, advertising and promotional expense	30%	25%
Stock-based compensation expense	14%	23%
General and administrative expense	57%	48%

Total selling, general and administrative expenses	119%	107%

Operating loss	(78)%	(66)%
Change in fair value of secured convertible debentures	—%	(51)%
Loss on the extinguishment of secured convertible debentures	—%	(4)%
Change in fair value of proceeds investment agreement	(6)%	—%
Change in fair value of secured convertible notes	(14)%	3%
Secured convertible notes issuance expenses	(3)%	—%
Other income and interest expense, net	(1)%	(38)%

Loss before income tax benefit	(102)%	(162)%
Income tax (provision)	—%	—%

Net loss	(102)%	(162)%

Net loss per share information:
Basic	$(0.26)	$(0.60)
Diluted	$(0.26)	$(0.60)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
EVO-HD	An in-car digital audio/video system which records in 1080P high definition video and is designed for law enforcement and commercial fleet customers. This system includes two cameras and can use up to four external cameras for a total of four video streams. This system includes integrated, patented VuLink technology, internal GPS, and an internal Wi-Fi Module. The system includes the choice between a Wireless Microphone Kit or the option to use the FirstVu HD Body Camera as the wireless microphone. This system also includes a three-year Advanced Exchange Warranty. We offer a cloud storage solution to manage the recorded evidence and charge a monthly device license fee for our cloud storage.	$4,795
DVM-750	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape. We believe that our systems are at least comparable to those of our principal competitors and are generally lower priced when considering comparable features and capabilities.

Revenues for third quarter 2019 and 2018 were derived from the following sources:

	Three months ended September 30,
	2019	2018
DVM-800	34%	38%
Repair and service	19%	13%
DVM-250 Plus	14%	9%
FirstVu HD	10%	15%
Cloud service revenue	7%	6%
EVO-HD	4%	—%
VuLink	1%	—%
DVM-750	1%	6%
Accessories and other revenues	10%	13%
	100%	100%

Product revenues for the three months ended September 30, 2019 and 2018 were $2,173,257 and $2,334,863, respectively, a decrease of $161,606 (7%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We introduced our EVO-HD late in second quarter 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in third quarter 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, which may delay any positive impact to revenues during the balance of 2019.

●	We shipped two individual orders in excess of $100,000, for a total of approximately $351,000 in revenue and deferred revenue for the three months ended September 30, 2019, compared to two individual orders in excess of $100,000 for the three months ended September 30, 2018 for a total of approximately $369,000 in revenue and deferred revenue. Our average order size increased to approximately $2,603 in the three months ended September 30, 2019 from $2,063 during the three months ended September 30, 2018. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $68,647 (2% of total revenues) during third quarter 2019, compared to $90,441 (3% of total revenues) during third quarter 2018. Our third quarter 2019 international revenues were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers.

Service and other revenues for the three months ended September 30, 2019 and 2018 were $749,891 and $543,196, respectively, an increase of $206,695 (38%), due to the following reasons:

●	Revenues from extended warranty services were $379,989 and $278,935 the three months ended September 30, 2019 and 2018, respectively, an increase of $101,054 (36%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue throughout 2019.

●	Cloud revenues were $194,661 and $173,564 for the three months ended September 30, 2019 and 2018, respectively, an increase of $21,097 (12%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system which contributed to our increased cloud revenues in the three months ended September 30, 2019. We expect this trend to continue for 2019 as the migration from local storage to cloud storage continues in our customer base.

●	Installation service revenues were $129,757 and $29,115 for the three months ended September 30, 2019 and 2018, respectively, an increase of $100,642 (346%). Installation revenues tend to vary greater than other service revenue types and are more dependent on larger customer implementations.

Total revenues for the three months ended September 30, 2019 and 2018 were $2,923,148 and $2,878,059, respectively, an increase of $45,089 (2%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended September 30, 2019 and 2018 was $1,601,913 and $1,592,072, respectively, an increase of $9,841 (1%).

Cost of service and other revenues for the three months ended September 30, 2019 and 2018 was $132,973 and $108,698, respectively, an increase of $24,275 (22%). The increase in service and other cost of goods sold is primarily due to the 38% increase in service and other revenues for the three months ended September 30, 2019.

Total cost of sales as a percentage of revenues was 59% for both the three months ended September 30, 2019 and 2018. We believe our gross margins will improve during the remainder of 2019 if we can increase revenues and continue to reduce product warranty issues.

We had $3,335,408 and $3,287,771 in reserves for obsolete and excess inventories at September 30, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $4,220,724 and $4,969,786 at September 30, 2019 and December 31, 2018, respectively, a decrease of $749,062 (15%). We scrapped older version inventory component parts that were mostly or fully reserved during the three months ended September 30, 2019 which was the primary cause for the decrease. Finished goods balances were $5,161,430 and $4,965,594 at September 30, 2019 and December 31, 2018, respectively, an increase of $195,836 (4%). The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2019.

Gross Profit

Gross profit for the three months ended September 30, 2019 and 2018 was $1,188,262 and $1,177,289, respectively, an increase of $10,973 (1%). The increase is commensurate with the 2% increase in total revenues and the cost of sales as a percentage of revenues remained steady at 59% during the three months ended September 30, 2019 and 2018. We believe that gross margins will improve during 2019 if we improve revenue levels primarily through the introduction and sale of products such as the EVO-HD, continue to reduce product warranty issues and shift our revenues to higher-margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2019. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,468,709 and $3,087,005 for the three months ended September 30, 2019 and 2018, respectively, an increase of $381,704 (12%). Overall selling, general and administrative expenses as a percentage of sales increased to 119% in third quarter 2019 compared to 107% in the same period in 2018. The significant components of selling, general and administrative expenses are as follows:

	Three Months Ended September 30,
	2019	2018
Research and development expense	$517,010	$323,981
Selling, advertising and promotional expense	877,218	711,506
Stock-based compensation expense	405,579	669,480
Professional fees and expense	168,996	356,856
Executive, sales and administrative staff payroll	735,637	426,291
Other	764,269	598,891
Total	$3,468,709	$3,087,005

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $517,010 and $323,981 for the three months ended September 30, 2019 and 2018, respectively, an increase of $193,029 (60%). We employed 17 engineers at September 30, 2019 compared to 12 engineers at September 30, 2018, most of whom are dedicated to research and development activities for new products and primarily the EVO-HD, which was launched in late second quarter 2019. Research and development expenses as a percentage of total revenues were 18% for the three months ended September 30, 2019 compared to 11% for the three months ended September 30, 2018. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $877,218 and $711,506 for the three months ended September 30, 2019 and 2018, respectively, an increase of $165,712 (23%). The increase was primarily attributable to the 2% increase in revenues and other related sponsorship opportunities. Salesmen salaries and commissions represent the primary components of these costs and were $627,841 and $607,111 for the three months ended September 30, 2019 and 2018, respectively, an increase of $20,730 (3%). We increased the number of salesmen in our law enforcement and commercial channels in late 2018 and increased travel expenses in 2019 compared to 2018. The effective commission rate was 21.5% for the three months ended September 30, 2019 compared to 21.1% for the three months September 30, 2018.

Promotional and advertising expenses totaled $249,377 during the three months ended September 30, 2019 compared to $104,395 during the three months ended September 30, 2018, an increase of $144,982 (139%). The increase is primarily attributable to efforts to expand brand awareness and leverage our relationship with NASCAR for business opportunities.

Stock-based compensation expense. Stock-based compensation expense totaled $405,579 and $669,480 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $263,901 (39%). The decrease is primarily due to the decreased amortization during the three months ended September 30, 2019 related to the restricted stock granted during 2019 and 2018 to our officers, directors, and other employees. We relied more on stock-based compensation during 2019 and 2018 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $168,996 and $356,856 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $187,860 (53%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon lawsuit. The decrease in professional fees and expenses is attributable to the decrease in the activity related to such lawsuit after the judge’s ruling on the Summary Judgment motion and our filing of the appeal.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $735,637 and $426,291 for the three months ended September 30, 2019 and 2018, respectively, an increase of $309,346 (73%). The primary reason for the increase in executive, sales and administrative staff payroll was an increase in total staff from 83 at September 30, 2018 to 114 at September 30, 2019.

Other. Other selling, general and administrative expenses totaled $764,269 and $598,891 for the three months ended September 30, 2019 and 2018, respectively, an increase of $165,378 (28%). The increase in other expenses in third quarter 2019 compared to third quarter 2018 is primarily attributable to higher contract employee expenses and travel costs. We have added several contract employees to our technical support teams during 2019.

Operating Loss

For the reasons stated, our operating loss was $2,280,447 and $1,909,716 for the three months ended September 30, 2019 and 2018, respectively, a deterioration of $370,731 (19%). Operating loss as a percentage of revenues increased to 78% in 2019 from 66% in 2018.

Interest Income

Interest income increased to $6,667 for the three months ended September 30, 2019 from $2,206 in 2018, which reflected our higher cash and cash equivalent levels in third quarter 2019 compared to third quarter 2018.

Interest Expense

We incurred interest expense of $37,037 and $1,083,317 during the three months ended September 30, 2019 and 2018, respectively. We issued an aggregate of $2.778 million principal amount of secured convertible notes on August 5, 2019 bearing interest at 8% per annum on the outstanding principal balance. In May and April 2018, we issued an aggregate of $6.875 million principal amount of Debentures bearing interest at the rate of 8% per annum on the outstanding principal balance. We paid the 2018 Debentures in full on August 21, 2018, but were required to pay the remaining 12 months of guaranteed interest on the Debentures, which included a 10% premium, because they were not retired before August 1, 2018.

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

There remained no warrants classified as derivative liabilities outstanding at December 31, 2018 therefore the respective warrant derivative liability balance was $0 at September 30, 2019 and December 31, 2018 and no change in fair value was recorded for the three months ended September 30, 2019.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our secured convertible notes issued in August 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $89,148 for the three months ended September 30, 2019. No similar debt issuances occurred during the three months ended September 30, 2018.

Loss on Extinguishment of Secured Convertible Debentures

We closed the Private Placement of $6.875 million of 2018 Debentures and warrants exercisable to purchase 916,667 shares of common stock on April 3, 2018. The Private Placement resulted in gross proceeds of $6.25 million before placement agent fees and other expenses associated with the transaction. We used a portion of the proceeds to repay in full the 2016 Debentures, which matured on March 30, 2018, and approximately $758,500 principal amount of the June Note and Secured Note that matured in March 2018. The balance of the proceeds was used for working capital purposes. In conjunction with the transaction we recorded a loss on extinguishment of the 2016 Debentures totaling $100,000 for the three months ended September 30, 2018. There was no similar extinguishment of debentures in 2019.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA that we entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2019, and June 30, 2019 to be $6,417,000 and $6,240,000, respectively. During the nine months ended September 30, 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump sum payment of $6.0 million as further described in Note 11. In accordance with the terms of the PIA, the Company remitted the $6.0 million as a principal payment toward its minimum return payment obligations under the PIA. The change in fair value from June 30, 2019 and September 30, 2019 was $177,000, which was recognized as a loss in the Condensed Consolidated Statement of Operations at September 30, 2019.

In July 2018 we determined the fair value of the 2018 PIA, which yielded an estimated fair value of $9,067,513 as of its origination date. We also determined the estimated fair value of $9,166,000 for the PIA as of September 30,2018. The change in fair value from origination date until September 30, 2018 was $98,487, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued in August of 2019 on a fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date and as of September 30, 2019 to be $1,845,512 and $1,606,305, respectively. During the three months ended September 30, 2019, the holders converted an aggregate of $648,067 of secured convertible note principal. The change in fair value from the issuance date of August 5, 2019 and September 30, 2019 was $408,860, which was recognized as a charge in the Condensed Consolidated Statement of Operations at September 30, 2019.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $6.875 million principal amount of the 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the fair value of the 2018 Debentures was an estimated fair value of $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. We paid the 2018 Debentures in full on August 21, 2018 and the change in fair value from June 30, 2018 until August 21, 2018 was $1,466,467, which was recognized as a loss in the Condensed Consolidated Statement of Operations. We paid these Debentures on August 21, 2018 so there was no similar fair value change in the three months ended September 30, 2019.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,985,825 and $4,665,580 for the three months ended September 30, 2019 and 2018, respectively, an improvement of $1,679,755 (36%).

Income Tax Benefit

We did not record an income tax related to our losses for the three months ended September 30, 2019 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2019.

We had approximately $61,600,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2018 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,985,825 and $4,665,580 for the three months ended September 30, 2019 and 2018, respectively, an improvement of $1,679,755 (36%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.26) and ($0.60) for the three months ended September 30, 2019 and 2018, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2019 and 2018 because of the net loss reported for each period.

For the Nine Months Ended September 30, 2019 and 2018

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2019 and 2018, represented as a percentage of total revenues for each respective year:

	Nine Months Ended September 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	59%	56%

Gross profit	41%	44%
Selling, general and administrative expenses:
Research and development expense	20%	12%
Selling, advertising and promotional expense	36%	24%
Stock-based compensation expense	21%	20%
General and administrative expense	74%	48%
Patent litigation settlement	(75)%	—%

Total selling, general and administrative expenses	76%	104%

Operating loss	(35)%	(60)%
Change in fair value of secured convertible notes	(5)%	(26)%
Change in fair value proceeds investment agreement	(41)%	(1)%
Loss on the extinguishment of secured convertible debentures	—%	(7)%
Change in warrant derivative liabilities	—%	(4)%
Secured convertible debentures issuance expense	(1)%	(2)%
Other income and interest expense, net	—%	(15)%

Loss before income tax benefit	(82)%	(115)%
Income tax benefit	—%	—%

Net loss	(82)%	(115)%

Net loss per share information:
Basic	$(0.58)	$(1.40)
Diluted	$(0.58)	$(1.40)

Revenues for the nine months ended 2019 and 2018, respectively, were derived from the following sources:

	Nine months ended September 30,
	2019	2018
DVM-800	37%	44%
Repair and service	18%	12%
FirstVU HD	13%	12%
DVM-250 Plus	11%	7%
Cloud service revenue	7%	6%
EVO-HD	2%	—%
VuLink	1%	2%
DVM-750	1%	4%
DVM-100 & DVM-400	—%	1%
Accessories and other revenues	10%	12%
	100%	100%

Product revenues for the nine months ended September 30, 2019 and 2018 were $6,039,445 and $7,319,676, respectively, a decrease of $1,280,231 (17%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We introduced our EVO-HD late in second quarter 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see some traction in third quarter 2019.

●	We shipped four individual orders in excess of $100,000, for a total of approximately $651,000 in revenue and deferred revenue for the nine months ended September 30, 2019 compared to five individual orders in excess of $100,000, for a total of approximately $862,000 in revenue and deferred revenue for the nine months ended September 30, 2018. Our average order size increased to approximately $2,211 in the nine months ended September 30, 2019 from $2,073 during the nine months ended September 30, 2018. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $174,367 (2% of total revenues) during the nine months ended September 30, 2019, compared to $300,570 (3% of total revenues) during the nine months ended September 30, 2018. Our international revenues for the nine months ended September 30, 2019 were disappointing; however, the international sales cycle generally takes longer than domestic business and we have provided bids to a number of international customers.

Service and other revenues for the nine months ended September 30, 2019 and 2018 were $1,981,482 and $1,593,446, respectively, an increase of $388,036 (24%), due to the following factors:

●	Revenues from extended warranty services were $1,050,677 and $805,068 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $245,609 (31%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue in 2019.

●	Cloud revenues were $543,999 and $500,305 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $43,694 (9%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system that contributed to our increased cloud revenues in the nine months ended September 30, 2019. We expect this trend to continue for 2019 as the migration from local storage to cloud storage continues in our customer base.

●	Installation service revenues were $212,584 and $75,680 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $136,904 (181%). Installation revenues tend to vary greater than other service revenue types and are more dependent on larger customer implementations.

Total revenues for the nine months ended September 30, 2019 and 2018 were $8,020,927 and $8,913,122, respectively, a decrease of $892,195 (10%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the nine months ended September 30, 2019 and 2018 was $4,333,812 and $4,672,432, respectively, a decrease of $338,620 (7%). The decrease in cost of goods sold is commensurate with the 17% decrease in product revenues offset by the cost of goods sold attributable to product cost of sales as a percentage of revenues increasing to 72% in 2019 from 64% in 2018.

Cost of service and other revenues for the nine months ended September 30, 2019 and 2018 was $366,301 and $335,540, respectively, an increase of $30,761 (9%). The increase in service and other cost of goods sold is primarily due to the 24% increase in service revenues for the nine months ended September 30, 2019 compared to 2018.

Total cost of sales as a percentage of revenues increased to 59% during the nine months ended September 30, 2019 compared to 56% for the nine months ended September 30, 2018. We believe our gross margins will improve during the remainder of 2019 if we can increase revenues and continue to reduce product warranty issues.

Gross Profit

Gross profit for the nine months ended September 30, 2019 and 2018 was $3,320,814 and $3,905,150, respectively, a decrease of $584,336 (15%). The decrease is primarily attributable to the 10% decrease in revenues and the cost of sales as a percentage of revenues increasing to 59% during the nine months ended September 30, 2019 from 56% for the nine months ended September 30, 2018. We believe that gross margins will improve during 2019 if we improve revenue levels primarily through the introduction of products such as the EVO-HD, continue to reduce product warranty issues and shift our revenues to higher-margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2019. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,119,777 and $9,225,491 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $3,105,714 (34%). The significant decrease was fueled by the patent litigation settlement of $6.0 million we received in second quarter 2019. Exclusive of the patent litigation settlement selling, general and administrative expenses as a percentage of sales increased to 151% for the nine months ended September 30, 2019 compared to 104% in the same period in 2018. The significant components of selling, general and administrative expenses are as follows:

	Nine Months Ended September 30,
	2019	2018
Research and development expense	$1,562,086	$1,097,861
Selling, advertising and promotional expense	2,871,154	2,097,919
Stock-based compensation expense	1,715,972	1,757,227
Professional fees and expense	1,338,448	1,167,761
Executive, sales and administrative staff payroll	2,440,926	1,380,209
Other	2,191,191	1,724,514
Patent litigation settlement	(6,000,000)	—
Total	$6,119,777	$9,225,491

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products; however, we are now relying more on contracted engineering services on an “as-needed” basis. Our research and development expenses totaled $1,562,086 and $1,097,861 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $464,225 (42%). We employed 17 engineers at September 30, 2019 compared to 12 engineers at September 30, 2018, most of whom are dedicated to research and development activities for new products and primarily the EVO-HD which was launched in late second quarter 2019. Research and development expenses as a percentage of total revenues were 20% for the nine months ended September 30, 2019 compared to 12% for the nine months ended September 30, 2018. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,871,154 and $2,097,919 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $773,235 (37%). Salesman salaries and commissions represent the primary components of these costs and were $1,986,970 for the nine months ended September 30, 2019 compared to $1,802,278 for the nine months ended September 30, 2018, an increase of $184,692 (10%). We increased the number of salesmen in our law enforcement and commercial channels in late 2018 and increased travel expenses in 2019 compared to 2018.The overall effective commission rate was 24.8% for the nine months ended September 30, 2019 compared to 20.2% for the nine months ended September 30, 2018.

Promotional and advertising expenses totaled $884,184 during the nine months ended September 30, 2019 compared to $295,641 during the nine months ended September 30, 2018, an increase of $588,543 (199%). The increase is primarily attributable to sponsorship of the NASCAR race in May 2019 and efforts to expand brand awareness and leverage our relationship with NASCAR for business opportunities.

Stock-based compensation expense. Stock based compensation expense totaled $1,715,972 and $1,757,227 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $41,255 (2%). The decrease is primarily due to the decreased amortization during the nine months ended September 30, 2019 related to the restricted stock granted during 2019 and 2018 to our officers, directors, and other employees. We relied more on stock-based compensation during 2019 and 2018 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $1,338,448 and $1,167,761 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $170,687 (15%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the associated cost was accrued as of September 30, 2019. The WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the Court granted Axon’s Motion for Summary Judgment which accepted Axon’s position that it did not infringe on our patent and dismissed the lawsuit in its entirety. We have appealed the Court’s ruling.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,440,926 and $1,380,209 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,060,717 (77%). The primary reason for the increase in executive, sales and administrative staff payroll was an increase in staff from 83 at September 30, 2018 to 114 at September 30, 2019 and bonuses paid to executives during the nine months ended September 30, 2019.

Other. Other selling, general and administrative expenses totaled $2,191,191 and $1,724,514 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $466,677 (27%). The increase in other expenses in the nine months ended September 30, 2019 compared to 2018 is primarily attributable to higher contract employee expenses and travel costs. We have added several contract employees to our technical support teams during 2019.

Patent litigation settlement. The income attributable to our patent litigation settlement was $6.0 million and $-0- for the nine months ended September 30, 2019 and 2018, respectively. On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of the settlement agreement, we received a one-time $6.0 million payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted it a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, the parties agreed that WatchGuard made no admission that it had infringed on any of our patents. See Note 11, “Contingencies” for the details respecting the settlement.

Operating Loss

For the reasons previously stated, our operating loss was $2,798,963 and $5,320,341 for the nine months ended September 30, 2019 and 2018, respectively an improvement of $2,521,378 (47%). Operating loss as a percentage of revenues decreased to 35% for the first nine months of 2019 from 60% for the same period in 2018.

Interest Income

Interest income increased to $30,279 for the nine months ended September 30, 2019 from $4,507 in 2018 which reflected our overall higher cash and cash equivalent levels in 2019 compared to 2018.

Interest Expense

We incurred interest expense of $37,037 and $1,366,520 during the nine months ended September 30, 2019 and 2018. We issued an aggregate of $2.778 million principal amount of Notes on August 5, 2019 bearing interest at 8% per annum on the outstanding principal balance. In May and April 2018, we issued an aggregate of $6.875 million principal amount of Debentures bearing interest at the rate of 8% per annum on the outstanding principal balance. We paid the 2018 Debentures in full on August 21, 2018, but were required to pay the remaining 12 months of guaranteed interest on the Debentures, which included a 10% premium, because they were not retired before August 1, 2018.

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

The holder of the warrants exercised its option to purchase common stock for all remaining outstanding warrants during the year ended December 31, 2018. There remained no warrants classified as derivative liabilities outstanding at December 31, 2018; therefore, the respective warrant derivative liability balance was $0 at December 31, 2018 and no change in fair value for the nine months ended September 30, 2019

The changes in the fair value of the warrant derivatives related to unexercised warrants resulted in a charge of $319,105 for the nine months ended September 30, 2018.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record our secured convertible notes issued in August 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $89,148 for the nine months ended September 30, 2019.

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

Loss on Extinguishment of Secured Convertible Debentures

The Board of Directors approved the Private Placement of $6.875 million of debentures and 806,667 Warrants exercisable to purchase 916,667 shares of our common stock. The Private Placement closed on April 3, 2018.

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

In conjunction with the transaction we recorded a loss on extinguishment of the secured convertible debentures totaling $600,000 for the nine months ended September 30, 2018. There was no similar extinguishment of secured convertible debentures in 2019.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2019, and December 31, 2018 to be $6,417,000 and $9,142,000, respectively. During the nine months ended September 30, 2019, we settled our patent infringement litigation with WatchGuard and received a lump sum payment of $6.0 million as further described in Note 11. In accordance with the terms of the PIA, we remitted the $6.0 million as a principal payment toward our minimum return payment obligations under the PIA. The change in fair value from December 31, 2018 to September 30, 2019 was $3,275,000, which was recognized as a loss in the Condensed Consolidated Statement of Operations at June 30, 2019.

In July 2018 we determined the fair value of the 2018 PIA was an estimated fair value of $9,067,513 as of its origination date. We also determined the estimated fair value was $9,166,000 for the PIA as of September 30,2018. The change in fair value from origination date until September 30, 2018 was $98,487, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued in August of 2019 on its fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date and as of September 30, 2019 to be $1,845,512 and $1,606,305, respectively. During the nine months ended September 30, 2019, the holders converted an aggregate of $648,067 of convertible note principal. The change in fair value from the issuance date of August 5, 2019 and September 30, 2019 was $408,860, which was recognized as a charge in the Condensed Consolidated Statement of Operations at September 30, 2019.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of Debentures which were paid off on April 3, 2018 on their fair value basis. The change in fair value of the debentures was $12,807 during the nine months ended September 30, 2018 which was recognized as a gain in the Condensed Consolidated Statement of Operations. We paid these Debentures on April 3, 2018 so there was no similar fair value change in the nine months ended September 30, 2019.

We elected to account for the $6.875 million principal amount of 2018 Debentures issued in April and May 2018 on their fair value basis. Therefore, we determined the estimated fair value of the 2018 Debentures was $4,565,749 including their embedded derivatives as of their origination date. We also determined the estimated fair value of $5,354,803 for the 2018 Debentures including their embedded derivatives as of June 30, 2018. We paid the 2018 Debentures on August 21, 2018 in full and the change in fair value of the 2018 Debentures from origination date to August 21, 2018 was $2,309,251, which was recognized as a loss in the Condensed Consolidated Statement of Operations.

The net charge to change in fair value of secured debentures for the nine months ended September 30, 2018 was $2,296,444. We retired these Debentures on August 21, 2018 and thus there was no similar fair value change in the nine months ended September 30, 2019.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $6,578,729 and $10,216,702 for the nine months ended September 30, 2019 and 2018, respectively, an improvement of $3,637,973 (36%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the nine months ended September 30, 2019 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2019.

We had approximately $61,600,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2018 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $6,578,729 and $10,216,702 for the nine months ended September 30, 2019 and 2018, respectively, an improvement of $3,637,973 (36%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.58) and ($1.40) for the nine months ended September 30, 2019 and 2018, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2019 and 2018 because of the net loss reported for each period.

Liquidity and Capital Resources

Management’s Liquidity Plan. The Company incurred substantial operating losses in recent years due to the factors cited elsewhere in this Report and has accessed the public and private capital markets to raise funding through the issuance of debt and equity. During the nine months ended September 30, 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million which it used to pay its obligations under the PIA as more fully described in Note 11. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $2,500,000 through issuances of secured convertible debt and $1,564,000 from the exercise of warrants in the nine months ended September 30, 2019. Additionally, the Company raised capital through the issuance of subordinated debt, secured debt and the PIA totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. The Company issued common stock with detachable common stock purchase warrants for $2,776,332 and raised capital from subordinated and secured debt totaling $1,608,500 during the year ended December 31, 2017. During 2016, the Company raised $4.0 million through the issuance of convertible debentures and common stock purchase warrants. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant re-work expenditures affecting the Company’s gross margins and has seen progress in that regard. The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2017 and 2018, which contracts include recurring revenue during the period 2019 to 2020. It believes that its quality control and cost cutting initiatives, and expansion to non-law enforcement sales channels will restore positive operating cash flows and profitability during the next year, although it can offer no assurances in this regard.

If we must further supplement our liquidity to support our operations in 2019, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2019 operating plan could include raising additional capital through an asset sale, a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We have demonstrated our ability to raise new debt or equity capital in 2019 and recent years. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard.

Further, we had warrants outstanding exercisable to purchase 4,717,573 shares of common stock at a weighted average exercise price $5.23 per share outstanding as of September 30, 2019. In addition, there are common stock options outstanding exercisable to purchase 454,125 shares at an average price of $3.96 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2019, although we can offer no assurances in this regard.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements in this Report are filed with the Securities and Exchange Commission.

We had $1,272,935 of available cash and equivalents and net working capital of approximately $3,695,076 as of September 30, 2019. Net working capital as of September 30, 2019 includes approximately $1.8 million of accounts receivable and $6.4 million of inventory.

Cash and cash equivalents balances: As of September 30, 2019, we had cash and cash equivalents with an aggregate balance of $1,272,935, a decrease from a balance of $3,598,807 at December 31, 2018. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,325,872 net decrease in cash during the nine months ended September 30, 2019:

●	Operating activities:	$170,958 of net cash used in operating activities. Net cash used in operating activities was $170,958 and $4,077,492 for the nine months ended September 30, 2019 and 2018, respectively, an improvement of $3,906,534. The improvement was primarily the result of our improved operating results for the nine months ended September 30, 2019 compared to 2018 and increases in accounts payable offset by decreases in accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the remainder of 2019, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$129,766 of net cash used in investing activities. Cash used in investing activities was $129,766 for the nine months ended September 30, 2019 compared to cash provided by investing activities of $469,099 for the nine months ended September 30, 2018. We satisfied the requirements to maintain a minimum cash balance of $500,000 on March 30, 2018 and the restriction was lifted and the funds became available for working capital needs. In 2019 and 2018, we incurred costs for tooling of new products and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:

$2,025,148 of net cash used in financing activities. Cash used in financing activities for the nine months ended September 30, 2019 was $2,025,148 compared to cash provided by financing activities of $11,142,731 for the nine months ended September 30, 2018. On August 5, 2019, we received proceeds of $2,500,000 from the 2019 secured convertible note. We also received $1,564,000 of proceeds in the nine months ended September 30, 2019 from the exercise of common stock warrants. On May 30, 2019, we repaid $6.0 million of the PIA. On September 28, 2018 we received net proceeds of $7,324,900 from a common stock underwriting. On July 31 and August 21, 2018, we received $10,000,000 from the PIA, which was used to repay the 2018 Debentures and for general corporate purposes. On April 3, 2018 and May 11, 2018 we received proceeds of $6,250,000 from the 2018 Debentures and warrants and used such proceeds primarily for full repayment of the 2016 Debentures issued in December 2016 and other outstanding debt of the company, working capital and general corporate purposes.

The net result of these activities was a decrease in cash of $2,325,872 to $1,272,935 for the nine months ended September 30, 2019.

Commitments:

We had $1,272,935 of cash and cash equivalent balances and net working capital approximating $3,695,076 as of September 30, 2019. Accounts receivable balances represented $1,762,169 of our net working capital at September 30, 2019. We intend to collect our outstanding receivables on a timely basis during 2019, which would help to provide positive cash flow to support our operations during the balance of 2019. Inventory represented $6,381,713 of our net working capital at September 30, 2019 and finished goods represented $5,161,430 of total inventory. We are actively managing the overall level of inventory and our goal is to reduce such levels during the balance of 2019 by our sales activities, which should provide additional cash flow to help support our operations during 2019.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2019.

Lease Commitments-Operating Leases. We have a non-cancelable long-term operating lease agreement for office and warehouse space that expires during April 2020. We have also entered into month-to-month leases for equipment and facilities. Rent expense related to these leases was $298,292 for the nine months ended September 30, 2019 and 2018, respectively. Following are our minimum lease payments for each year and in total.

Year ending December 31:
2019 (period from October 1, 2019 to December 31, 2019)	$115,092
2020	154,131
$269,223

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

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019. The Company will file its Reply Brief responding to Axon no later than November 27, 2019.

WatchGuard

On May 27, 2016 the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The Release and License Agreement encompasses the following key terms:

●	WatchGuard paid Digital Ally a one-time, lump settlement payment of $6.0 million.

●	Digital Ally has granted WatchGuard a perpetual covenant not to sue if WatchGuard’s products incorporate agreed-upon modified recording functionality. Digital Ally has also granted WatchGuard a license to the ‘292 Patent and the ‘452 Patent (and related patents, now existing and yet-to-issue) through December 31, 2023. The parties agreed to negotiate in good faith to attempt to resolve any alleged infringement that occurs after the license period expires.

●	The parties have further agreed to release each other from all claims or liabilities pre-existing the settlement.

●	As part of the settlement, the parties agreed that WatchGuard made no admission that it infringed any of Digital Ally’s patents.

Upon receipt of the $6.0 million the parties filed a joint motion to dismiss the lawsuit which the judge granted.

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

The suit has been resolved and the case was dismissed by the PGA with prejudice on April 17, 2019.

401 (k) Plan. In July 2008, the Company amended and restated its 401(k) retirement savings plan. The amended plan requires the Company to provide 100% matching contributions for employees who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $27,235 and $26,680 for the three months ended September 30, 2019 and 2018, respectively, and $80,645 and $85,028 for the nine months ended September 30, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums were not met. As of September 30, 2019, the Company had advanced a total of $276,150 pursuant to this agreement and established an allowance reserve of $164,140 for a net advance of $112,010. The minimum sales threshold has not been met and the Company has discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of September 30, 2019, the Company had advanced a total of $53,332 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $236.4 million since we commenced deliveries during 2006. As of September 30, 2019, and December 31, 2018, we had provided a reserve for doubtful accounts of $123,224 and $70,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2019. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw material and component parts	$4,220,724	$4,969,786
Work-in-process	334,967	351,451
Finished goods	5,161,430	4,965,594

Subtotal	9,717,121	10,286,831
Reserve for excess and obsolete inventory	(3,335,408)	(3,287,771)

Total	$6,381,713	$6,990,060

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 34.3% of the gross inventory balance at September 30, 2019, compared to 32.0% of the gross inventory balance at December 31, 2018. We had $3,335,408 and $3,287,771 in reserves for obsolete and excess inventories at September 30, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $4,220,724 and $4,969,786 at September 30, 2019 and December 31, 2018, respectively, a decrease of $749,062 (15%). We scrapped older version inventory component parts that were mostly or fully reserved during the three months ended September 30, 2019, which was the primary cause for the decrease. Finished goods balances were $5,161,430 and $4,965,594 at September 30, 2019 and December 31, 2018, respectively, an increase of $195,836 (4%). The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2019.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $61,640 as of September 30, 2019 compared to $195,135 as of December 31, 2018 primarily for expected replacements associated with select FirstVU HD customers. We have limited experience with the FirstVU HD and DVM-800 and will monitor our reserve for all warranty claims related to these two newer products. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources and there were 180,000 options granted during the nine months ended September 30, 2019.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2018, cumulative valuation allowances in the amount of $21,500,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2019 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2019 representing uncertain tax positions.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Proceeds investment agreement	$-	$-	$6,417,000	$6,417,000
Secured convertible notes	$-	$-	1,606,305	1,606,305
Total	$-	$-	$8,023,305	$8,023,305

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of September 30, 2019, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

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

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019. The Company will file its Reply Brief responding to Axon no later than November 27, 2019.

WatchGuard

On May 27, 2016 the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The Release and License Agreement encompasses the following key terms:

●	WatchGuard paid Digital Ally a one-time, lump settlement payment of $6.0 million.

●	Digital Ally granted WatchGuard a perpetual covenant not to sue if WatchGuard’s products incorporate agreed-upon modified recording functionality. Digital Ally also granted WatchGuard a license to the ‘292 Patent and the ‘452 Patent (and related patents, now existing and yet-to-issue) through December 31, 2023. The parties agreed to negotiate in good faith to attempt to resolve any alleged infringement that occurs after the license period expires.

●	The parties further agreed to release each other from all claims or liabilities pre-existing the settlement.

●	As part of the settlement, the parties agreed that WatchGuard made no admission that it infringed any of Digital Ally’s patents.

Upon receipt of the $6.0 million the parties filed a joint motion to dismiss the lawsuit which the Judge granted.

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

The suit has been resolved and the case was dismissed by the PGA with prejudice on April 17, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2019, in accordance with a Securities Purchase Agreement, the Company issued to accredited investors in a private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, (1) $1,624,457.78 in principal amount of 8% secured convertible notes with a conversion price of $1.40 per share, (2) the shares of common stock issuable from time to time upon conversion of such convertible notes, and (3) the 571,428 common shares underlying the common stock purchase warrants. The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the securities. The Investors represented that they were accredited investors and purchased the securities for investment and not with a view to distribution. The Company paid no commission or compensation to any third party in connection with the placement.

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

Date: November 14, 2019

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

