Form 10-K
period 2019-12-31
DIGITAL ALLY INC
filed 2020-04-06
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Yes [  ] No [X]

As of June 30, 2019, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($1.45) of the registrant’s most recently completed second fiscal quarter was: $13,812,480.

The number of shares of our common stock outstanding as of March 31, 2020 was: 16,026,910.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2019

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

Overview

We produce digital video imaging and storage products for use in law enforcement, security and commercial applications. Our current products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. We have active research and development programs to adapt our technologies to other applications. We can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. We sell our products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

The Acquired Company, which was incorporated on May 16, 2003, engaged in the design, development, marketing and sale of bow hunting-related products. Its principal product was a digital video recording system for use in the bow hunting industry. We changed its business plan in 2004 to adapt its digital video recording system for use in the law enforcement and security markets. We began shipments of our in-car digital video rear view mirror in March 2006.

On January 2, 2008, we commenced trading on the NASDAQ Capital Market under the symbol “DGLY.” We conduct our business from 9705 Loiret Boulevard, Lenexa, Kansas 66219. Our telephone number is (913) 814-7774.

COVID – 19 Pandemic

The consolidated financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (COVID-19). Although we remain open as an “essential business,” our supply chain has been disrupted and our customers and in particular our commercial customers have been significantly impacted which has, in turn, reduced our level of operations and activities. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of COVID-19.

Our Products

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the DVM-800 and DVM-800 Lite, in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, body-worn cameras; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, our cloud-based evidence management systems. We introduced the EVO-HD product in the second quarter of 2019 and began full-scale deliveries in the third quarter 2019. The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings. The following describes our product portfolio.

In-Car Digital Video Mirror System for law enforcement – EVO-HD, DVM-800 and DVM-800 Lite

In-car video systems for patrol cars are now a necessity and have generally become standard. Current systems are primarily digital based systems with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle. Most if not all manufacturers have already developed and transitioned completely to digital video, and some have offered full high definition (“HD”) level recordings which is currently state-of-art for the industry.

Our digital video rear-view mirror unit is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror, with a monitor, global positioning system (“GPS”) and 900 megahertz (“MHz”) audio transceiver. Our system is more compact and unobtrusive than certain of our competitors because it requires no recording equipment to be located in other parts of the vehicle.

Our in-car digital video rear-view mirror has the following features:

●	wide angle zoom color camera;

●	standards-based video and audio compression and recording;

●	system is concealed in the rear-view mirror, replacing factory rear-view mirror;

●	monitor in rear-view mirror is invisible when not activated;

●	easily installs in any vehicle;

●	ability to integrate with body-worn cameras including auto-activation of either system;

●	archives audio/video data to the cloud, computers (wirelessly) and to compact flash memory, or file servers;

●	900 MHz audio transceiver with automatic activation;

●	marks exact location of incident with integrated GPS;

●	playback using Windows Media Player;

●	optional wireless download of stored video evidence;

●	proprietary software protects the chain of custody; and

●	records to rugged and durable solid-state memory.

The Company has completed development of a new in-car digital video platform under the name EVO-HD which it launched during the second quarter of 2019. The EVO-HD is a next generation system that offers a multiple HD in-car camera solution system with built-in patented VuLink auto-activation technology. The EVO-HD is built on an entirely new and highly advanced technology platform that enables many new and revolutionary features, including auto activation beyond the car and body camera. No other provider can offer built-in patented VuLink auto-activation technology. The EVO-HD provides law enforcement officers with an easier to use, faster and more advanced system for capturing video evidence and uploading than the Company’s competitors. Additional features include:

●	a remote cloud trigger feature that allows dispatchers to remotely start recordings;

●	simultaneous audio/video play back;

●	cloud connectivity via cell modem, including the planned deployment of the new 5G network;

●	near real-time mapping and system health monitoring;

●	body-camera connectivity with built-in auto activation technology; and

●	128 gigabyte internal storage, up to 2 terabyte external solid-state drive storage.

The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a whole new family of in-car video solution products for the law enforcement. The innovative EVO-HD technology replaces the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle while offering numerous hardware configurations to meet the varied needs and requirements of its law enforcement customers. The EVO-HD can support up to four HD cameras, with two cameras having pre-event and evidence capture assurance (“ECA”) capabilities to allow agencies to review entire shifts. An internal cell modem will allow for connectivity to the VuVault.net cloud, powered by Amazon Web Services (“AWS”) and real time metadata when in the field.

In-Car Digital Video “Event Recorder” System – DVM-250 Plus for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools that they need to increase driver safety and track assets in real-time and minimize the company’s liability risk, all while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our DVM-250 Plus event recorders that provide all types of commercial fleets with features and capabilities which are fully-customizable, consistent with their specific application and inherent risks. The DVM-250 Plus is a rear-view mirror based digital audio and video recording system with many, but not all of, the features of our DVM-800 law enforcement mirror systems, which we sell at a lower price point. The DVM-250 Plus is designed to capture “events,” such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. The commercial fleet markets may find our units attractive from both a feature and a cost perspective compared to other providers. We believe that due to our marketing efforts, commercial fleets are adopting this technology, in particular the ambulance and taxi-cab markets.

Digital Ally offers a suite of data management web-based tools to assist fleet managers in the organization, archival, and management of videos and telematics information. Within the suite, there are powerful mapping and reporting tools that are intended to optimize efficiency, serve as excellent training tools for teams on safety and ultimately generate a significant return on investment for the organization.

Management plans for the EVO-HD described above will also become the platform for a whole new family of in-car video solution products for the commercial markets. The innovative EVO-HD technology will replace the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle while offering numerous hardware configurations to meet the varied needs and requirements of its commercial customers. In its commercial market application, the EVO-HD can support up to four HD cameras, with two cameras having pre-event and ECA capabilities to allow customers to review entire shifts. An internal cell modem will allow for connectivity to the FleetVU Manager cloud-based system for commercial fleet tracking and monitoring, powered by AWS and real time metadata when in the field.

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

This feature is becoming a standard feature required by many law agencies. Unfortunately, certain of our competitors have chosen to infringe our patent and develop products that provide the same or similar features as our VuLink system. We filed lawsuits against two competitors – Axon Enterprises, Inc. (“Axon,” formerly known as Taser International, Inc.) and Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”) – which challenge Axon’s and WatchGuard’s infringing products. On May 13, 2019, we and WatchGuard resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement. See Item 3, “Legal Proceedings.”

VuVault.net and FleetVU Manager

VuVault.net is a cost-effective, fully expandable, law enforcement cloud storage solution powered by AWS that provides redundant and security-enhanced storage of all uploaded videos that comply with the United States Federal Bureau of Investigation’s Criminal Justice Information Services Division requirements.

FleetVU Manager is our web-based software for commercial fleet tracking and monitoring that features and manages video captured by our video event data recorders of incidents requiring attention, such as accidents. This software solution features our cloud-based web portal that utilizes many of the features of our VuVault.net law-enforcement cloud-based storage solution.

Other Products

During the last year, we focused our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories. Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement. In December 2019, the we announced a partnership with Pivot International for design and manufacture of a new and innovative Breathalyzer Device utilizing our recently issued patent. With this new technology, when an officer is conducting a field sobriety test and the breathalyzer is activated, the digital video recording device will automatically start a recording, later embedding the meta-data captured onto the recorded video. The ‘732 Patent was granted by the U.S. Patent Office in August of 2019 and is an expansion of our patented VuLink automatic activation technology.

Market and Industry Overview

Historically, our primary market has been domestic and international law enforcement agencies. In 2012, we expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. Recently, we have expanded into event security services whereby we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and events where people gather. In the future, given sufficient capital and market opportunity, we may further expand or focus on private security, homeland security, mass transit, healthcare, general retail, educational, general consumer and other commercial markets. In that regard, we have several installations involving private security on cruise ships and similar markets. Our view is there are many potential private uses of our product offerings. We have sales in the commercial fleet and the ambulance service provider market, confirming that our DVM-250 Plus product and FleetVU Manager can become a significant revenue producer for us.

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

An important largest source of police video evidence today is in-car video. Unfortunately, some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults. In virtually all of these cases, the FirstVU HD may provide recorded evidence of the suspect’s actions and reactions to police intervention.

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

Event Security

Recently, we have expanded into event security services whereby we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and similar events where people gather. In this regard, we have obtained new customers including the Kansas City Chiefs, Met-Life Stadium, NASCAR and a number of other customers who have a need for event security for specific dates rather than 100% of the time. We believe that this area will be a productive source of future revenues.

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

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our DVM-250 and DVM-800 products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as that of the third-party manufacturers.

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

We filed lawsuits against Axon and WatchGuard to protect our various patents. See Item 3. “Legal Proceedings.”

Employees

We had 119 full-time employees as of December 31, 2019. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We entered into a non-cancellable, long-term facility lease commencing in November 2012. Our facility contains approximately 33,776 square feet and is located at 9705 Loiret Boulevard, Lenexa, Kansas 66219. The lease terminated on April 1, 2020 and the Company has been considering a three-year extension to the lease as well as other facilities in the greater Kansas City metro area. The monthly rent ranged from $35,634 to $38,533 over the term.

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

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019 and the Company filed its Reply Brief responding to Axon on November 27, 2019. The United States Court of Appeals for the Federal Circuit scheduled oral argument on the Company’s appeal of the district court’s summary judgment order on April 6, 2020. This appeal is to address the incorrect and mistaken dismissal of Digital Ally’s claims against Axon by Judge Carlos Murguia in the U.S. District Court of Kansas litigation. If the Court of Appeals overturns the summary judgment ruling, a new judge will be assigned to handle the litigation with Axon due to the recent resignation of Judge Murguia. On March 12, 2020, the panel of judges for the United States Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020 having determined that they will decide the appeal based on the parties’ briefs without oral argument.

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

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to Tour of annual sponsorship fees. The suit was resolved and the case has been dismissed by Plaintiff with prejudice on April 17, 2019.

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

While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

The high/low closing prices of our common stock were as follows for the periods below. In addition, the quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Close	Low Close
Year Ended December 31, 2019
1st Quarter	$4.85	$2.62
2nd Quarter	$4.91	$1.41
3rd Quarter	$1.60	$0.81
4th Quarter	$1.35	$1.04

Year Ended December 31, 2018
1st Quarter	$2.85	$2.00
2nd Quarter	$2.70	$2.30
3rd Quarter	$4.30	$2.10
4th Quarter	$3.10	$2.31

Holders of Common Stock

As of December 31, 2019, we had approximately 135 shareholders of record for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our Common Stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 19,678 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2019 total 8,063.

On January 17, 2006, our board of directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2006 Plan terminated in 2016 with 24,662 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2019 total 42,812.

On January 24, 2007, our board of directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares for future grants under it. The 2007 Plan terminated in 2017 with 88,401 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2019 total 6,250.

On January 2, 2008, our board of directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares for future grants under it. The 2008 Plan terminated in 2018 with 8,249 shares reserved for awards that are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2019 total 32,250.

On March 18, 2011, our board of directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares for future grants under it. At December 31, 2018, there were 726 shares reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2019 total 9,750.

On March 22, 2013, our board of directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2018, there were 100 shares reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2019 total 20,000.

On March 27, 2015, our Board of Directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2015 Plan to a total of 1,250,000. At December 31, 2019, there were 3,686 shares of Common Stock reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2019 total 130,000.

On April 12, 2018, our Board of Directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan was amended on May 21, 2019 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2018 Plan to a total of 1,750,000. At December 31, 2019, there were 625,500 shares of Common Stock reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2019 total 340,000.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the SEC which registered a total of 4,175,000 shares issued or to be issued upon exercise of the stock options underlying the various stock option plans.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	582,875	$3.63	629,186
Equity compensation plans not approved by stockholders	6,250	$13.71	—
Total all plans	589,125	$3.74	629,186

Recent Sales of Unregistered Securities

The following represents an issuance of unregistered securities that has not already been reported in our Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K during 2019:

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020. The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender.

No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of securities in such transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrants to purchase common stock agreement issued in such transactions. The recipient had adequate access, through his relationships with us, to information about us.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2019 and 2018; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the EVO-HD, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon will achieve its intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and other competitors respecting us, our products and customers; and (34) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; (37) whether we will be able to meet the standards for continued listing on NASDAQ; and (38) indemnification of our officers and directors.

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

We experienced operating losses for all quarters during 2019 and 2018 except for the second quarter 2019 which was aided by a patent litigation settlement. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$2,420,437	$2,923,148	$2,546,983	$2,550,796	$2,378,287	$2,878,059	$3,563,550	$2,471,513
Gross profit	(88,185)	1,188,262	950,812	1,181,740	56,658	1,177,289	1,618,467	1,109,394
Gross profit margin percentage	(3.6)%	40.7%	37.3%%	46.3%	2.3%	40.9%	45.4%	44.9%
Total selling, general and administrative expenses	3,145,633	3,468,709	(1,616,830)	4,267,898	5,292,374	3,087,005	3,055,776	3,082,710
Operating loss	(3,233,819)	(2,280,447)	2,567,643	(3,086,158)	(5,235,716)	(1,909,716)	(1,437,309)	(1,973,316)
Operating loss percentage	(133.6)%	(78.0)%	100.8%	(121.0)%	(220.1)%	(66.4)%	(40.3)%	(79.8)%
Net loss	$(3,426,984)	$(2,985,825)	$(387,730)	$(3,205,174)	$(5,327,849)	$(4,665,580)	$(2,962,890)	$(2,588,232)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released EVO HD; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements, such as the $6.0 settlement we obtained from WatchGuard during the second quarter 2019 and (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits. We reported an operating loss of $3,233,819 on revenues of $2,420,437 for fourth quarter 2019. The income recognized in the second quarter 2019 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, infringement of our patents by direct competitors such as Axon that reduced our revenues, and litigation expenses relating to the patent infringement.

The factors and trends affecting our recent performance include:

●	On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of the settlement agreement, we received a one-time $6,000,000 payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted it license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, the parties agree that WatchGuard made no admission that it infringed any of our patents. See Note 12, “Contingencies” for the details respecting the settlement.

●	Revenues decreased in fourth quarter 2019 to $2,420,436 compared to the previous quarters. The primary reason for the revenue decrease in the fourth quarter 2019 is that we continue to face increased challenges for our in-car and body-worn systems as our competitors have released new products with advanced features and have maintained their product price cuts. We introduced a new product platform, the EVO-HD, specifically for in-car systems late in June 2019 to address our competitors’ new product features and we experienced some positive traction in third and fourth quarter 2019. However, we expect potential customers to review and test the EVO-HD prior to adopting the new platform for deployment and therefore expect that the rate of adoption of the new technology will accelerate in 2020. This new product platform utilizes advanced chipsets that will generate new and highly advanced products for our law enforcement and commercial customers and we believe will improve product revenues in future quarters as customers become aware of and commit to the new EVO-HD. Our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors and adverse marketplace effects related to the patent litigation. For example, one of our competitors introduced a body-camera including cloud storage free for one year beginning in 2017 and this has continued to pressure our revenues in 2019.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $205,714 in Q-4 2019, an increase of $12,714 (7%) over Q-4 2018. Overall, cloud revenues increased to approximately $750,000 in 2019 compared to approximately $694,000 for 2018, an increase of $56,000, or 8%. Additionally, revenues from extended warranties have also been increasing and were approximately $405,179 for the year ended December 31, 2019, compared to $301,000 for the prior year period for an increase of $104,179 (35%). We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation and event security solutions, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	Recognizing a critical limitation in law enforcement camera technology, during 2014 we pioneered the development of our VuLink ecosystem that provided intuitive auto-activation functionality as well as coordination between multiple recording devices. The USPTO granted us multiple patents with claims covering numerous features, such as automatically activating an officer’s cameras when the light bar is activated or when a data-recording device such as a smart weapon is activated. Additionally, our patent claims cover automatic coordination between multiple recording devices. Prior to this innovation, officers were forced to manually activate each device while responding to emergency scenarios - a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments. We believe law enforcement agencies have recognized the value of our VuLink technology and that a trend has developed where the agencies are seeking information on “auto-activation” features in requests for bids and requests for information involving the procurement process of body-worn cameras and in-car systems. We believe this trend may result in our patented VuLink technology becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems. However, the willful infringement of our VuLink patent by Axon and others has substantially and negatively impacted revenues that otherwise would have been generated by our VuLink system and indirectly our body-worn and in-car systems. We believe that the results of the current patent litigation with Axon will largely set the competitive landscape for body-worn and in-car systems for the foreseeable future. We are seeking other ways to monetize our VuLink patents, which may include entering into license agreements or supply and distribution agreements with competitors. We expect that this technology will have a significant positive impact on our revenues in the long-term, particularly if we are successful in our prosecution of the patent infringement litigation pending with Axon, and we can successfully monetize the underlying patents, although we can make no assurances in this regard.

●	We have a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every racetrack, as well as enhancing its officiating process through technology. Our relationship with NASCAR has yielded many new opportunities with NASCAR related sponsors. We believe this partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets.

●	Our international revenues decreased to $190,105 (2% of total revenues) during the year ended December 31, 2019, compared to $362,338 (3% of total revenues) during the year ended December 31, 2018. Political macro-economic tensions including illegal immigration and import/export tariffs between the United States and many countries that have been our customers in the past have made it a difficult climate for our international sales. The international sales cycle generally takes longer than domestic business and we continue to provide bids to a number of international customers. We are actively marketing many of our products, including but not limited to the EVO-HD, DVM-800, DVM-750, DVM-500+, FleetVu driver monitoring and management service and the FirstVU HD, internationally. We saw an uptick in our international sales activity in 2020 as evidenced by the recent award of a contract with the potential of over $4.0 million for our FirstVU HD by a sovereign nation’s national police force.

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

For the Years Ended December 31, 2019 and 2018

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2019 and 2018, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	69%	65%

Gross profit	31%	35%
Selling, general and administrative expenses:
Research and development expense	19%	13%
Selling, advertising and promotional expense	35%	25%
Stock-based compensation expense	20%	20%
General and administrative expense	72%	71%
Patent litigation settlement	(57)%	—%

Total selling, general and administrative expenses	89%	129%

Operating loss	(58)%	(94)%
Change in warrant derivative liabilities	—%	(3)%
Change in fair value of secured convertible notes	(5)%	—%
Change in fair value of secured convertible debentures	—%	(20)%
Change in fair value of proceeds investment agreement	(32)%	(1)%
Loss on extinguishment of secured convertible debentures	—%	(5)%
Secured convertible note payable issuance expenses	(1)%	(3)%
Other income and interest expense, net	—%	(12)%
Loss before income tax benefit	(96)%	(138)%
Income tax expense (benefit)	—%	—%

Net loss	(96)%	(138)%

Net loss per share information:
Basic	$(0.87)	$(1.93)
Diluted	$(0.87)	$(1.93)

Revenues

Our current product offerings include the following:

Product	Description	Retail Price
EVO-HD	An in-car digital audio/video system which records in 1080P high definition video and is designed for law enforcement and commercial fleet customers. This system includes two cameras and can use up to four external cameras for a total of four video streams. This system includes integrated, patented VuLink technology, internal GPS, and an internal Wi-Fi Module. The system includes the choice between a Wireless Microphone Kit or the option to use the FirstVu HD Body Camera as the wireless microphone. This system also includes a three-year Advanced Exchange Warranty. We offer a cloud storage solution to manage the recorded evidence and charge a monthly device license fee for our cloud storage.	$4,795
DVM-750	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.	$2,995
DVM-100	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.	$1,895
DVM-400	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.	$2,795
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.	$1,295
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.	$3,995
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.	Various prices based on configuration
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.	$595
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.	$495

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for the years ended December 31, 2019 and 2018 were derived from the following sources:

	Years ended December 31,
	2019	2018
DVM-800 and DVM 800HD	36%	45%
FirstVu HD	12%	12%
DVM-250 Plus	11%	7%
Cloud service revenue	7%	6%
DVM-750	1%	4%
VuLink	1%	2%
EVO	3%	—%
Repair and service	15%	13%
Accessories and other revenues	14%	11%
	100%	100%

Product revenues for the years ended December 31, 2019 and 2018 were $7,732,796 and $9,130,911 respectively, a decrease of $1,398,115 (15%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting, willful infringement of our patents and other actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We introduced our EVO-HD late in second quarter 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, which may have delayed any meaningful positive impact to revenues until 2020.

●	We shipped five individual orders in excess of $100,000, for a total of approximately $951,734 in revenue for the year ended December 31, 2019, compared to six individual orders in excess of $100,000, for a total of approximately $984,450 in revenue for the year ended December 31, 2018. Our average order size increased to approximately $2,259 in the year ended December 31, 2019 from $2,075 during the year ended December 31, 2018. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	Our international revenues decreased to $190,105 (2% of total revenues) during the year ended December 31, 2019, compared to $362,338 (3% of total revenues) during the year ended December 31, 2018. Political macro-economic tensions including illegal immigration and import/export tariffs between the United States and many countries that have been our customers in the past have made it a difficult climate for our international sales. The international sales cycle generally takes longer than domestic business and we continue to provide bids to a number of international customers. We are actively marketing many of our products, including but not limited to the EVO-HD, DVM-800, DVM-750, DVM-500+, FleetVu driver monitoring and management service and the FirstVU HD, internationally. We have seen an uptick in our international sales activity in 2020 as evidenced by the recent award of a contract with the potential over $4.0 million for our FirstVU HD by a sovereign nation’s national police force.

Service and other revenues for the years ended December 31, 2019 and 2018 were $2,708,568 and $2,160,498, respectively, an increase of $548,070 (25%), due to the following factors:

●	Cloud revenues were $749,713 and $693,653 for the years ended December 31, 2019 and 2018, respectively, an increase of $56,060 (8%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system, which contributed to our increased cloud revenues in the year ended December 31, 2019. We expect this trend to continue for 2020 as the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $1,414,308 and $1,106,289 for the years ended December 31, 2019 and 2018, respectively, an increase of $308,019 (28%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program, and we expect the trend of increased revenues from these services to continue into 2020.

●	Installation service revenues were $255,149 and $90,511 for the years ended December 31, 2019 and 2018, respectively, an increase of $164,638 (182%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations.

●	Software revenue, non-warranty repair and other revenues were $289,398 and $270,045 for the years ended December 31, 2019 and 2018, respectively, an increase of $19,353 (7%). Software revenues were $106,155 in 2019 compared to $115,458 in 2018 and non-warranty repairs were $99,647 in 2019 compared to $106,910 in 2018. Situational security event fees were $64,800 in 2019 compared to $-0- in 2018.

Total revenues for the years ended December 31, 2019 and 2018 were $10,441,364 and $11,291,409, respectively, a decrease of $850,045 (8%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the years ended December 31, 2019 and 2018 was $6,577,347 and $6,805,897, respectively, a decrease of $228,550 (3%). The decrease in product cost of goods sold is commensurate with the 15% decrease in product revenues coupled with product cost of sales as a percentage of revenues increasing to 85% in 2019 from 75% in 2018. We scrapped approximately $726,000 of inventory and increased the reserve/expensed obsolete and excess inventories by approximately $856,000 during the year ended December 31, 2019 due to increased levels of excess component parts of older versions of PCB boards, used trade-in inventory requiring refurbishment and the phase-out of our DVM-500, DVM-500 Plus, DVM, DVM-750 and LaserAlly legacy products.

Cost of service and other revenue for the years ended December 31, 2019 and 2018 was $631,388 and $523,704, respectively, an increase of $107,864 (21%). The increase in service and other cost of goods sold is commensurate with the 25% increase in service and other revenues for the year ended December 31, 2019. In addition, our cost of service and other revenue improved to 23.3% in 2019 compared to 24.2% in 2018.

Total cost of sales as a percentage of revenues increased to 69% during the year ended December 31, 2019 from 65% for the year ended December 31, 2018. We believe our gross margins will improve if we improve revenue levels, continue to reduce product warranty issues and add higher margin revenues from cloud-based and other services.

We recorded $4,144,013 and $3,287,771 in reserves for obsolete and excess inventories at December 31, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $4,481,611 and $4,969,786 at December 31, 2019 and December 31, 2018, respectively, a decrease of $488,175 (10%). We scrapped older version inventory component parts that were mostly or fully reserved during the year ended December 31, 2019 which was the primary cause for the decrease. Finished goods balances were $4,906,956 and $4,965,594 at December 31, 2019 and December 31, 2018, respectively, a decrease of $58,638 (1%). The increase in the inventory reserve is primarily due to a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus, DVM-500 and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2019.

Gross Profit

Gross profit for the years ended December 31, 2019 and 2018 was $3,232,629 and $3,961,808, respectively, a decrease of $729,179 (18%). The decrease is commensurate with the 8% overall decline in revenues for the year ended December 31, 2019 coupled with a deterioration in the overall cost of sales percentage to 69% during the year ended December 31, 2019 from 65% for the year ended December 31, 2018. We believe that gross margins will improve during 2020 and beyond if we improve revenue levels primarily through the introduction of products such as the EVO-HD, continue to reduce product warranty issues and shift our revenues to higher-margin cloud services. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and we are able to increase our commercial market penetration in 2020. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,265,410 and $14,517,865 for the years ended December 31, 2019 and 2018, respectively, a decrease of $5,252,455 (36%). The significant decrease was fueled by the patent litigation settlement of $6.0 million we received in second quarter 2019. Exclusive of the patent litigation settlement selling, general and administrative expenses as a percentage of sales increased to 146% for 2019 compared to 129% in the same period in 2018. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2019	2018
Research and development expense	$2,005,717	$1,444,063
Selling, advertising and promotional expense	3,652,434	2,797,793
Stock-based compensation expense	2,112,090	2,272,656
Professional fees and expense	1,533,679	3,422,694
Executive, sales, and administrative staff payroll	3,083,021	2,139,687
Patent litigation settlement	(6,000,000)	—
Other	2,878,469	2,440,972
Total	$9,265,410	$14,517,865

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,005,717 and $1,444,063 for the years ended December 31, 2019 and 2018, respectively, an increase of $561,654 (39%). We employed 16 engineers at December 31, 2019 compared to 11 engineers at December 31, 2018, most of whom are dedicated to research and development activities for new products and primarily the EVO-HD, which was launched in late second quarter 2019, and a commercial version of the EVO-HD, which we plan to launch in late 2020, and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,652,434 and $2,797,793 for the years ended December 31, 2019 and 2018, respectively, an increase of $854,641 (31%). Salesman salaries and commissions represent the primary components of these costs and were $2,632,729 and $2,413,680 for the years ended December 31, 2019 and 2018, respectively, an increase of $219,049 (9%). The effective commission rate was 25.2% for the year ended December 31, 2019 compared to 21.4% for the year ended December 31, 2018. We increased the number of salesmen in our law enforcement and commercial channels in late 2018 and increased travel expenses in 2019 compared to 2018.

Promotional and advertising expenses totaled $1,019,705 during the year ended December 31, 2019 compared to $384,113 during the year ended December 31, 2018, an increase of $635,592 (165%). The increase is primarily attributable to sponsorship of the NASCAR race in May 2019 and efforts to expand brand awareness and leverage our relationship with NASCAR for business opportunities.

Stock-based compensation expense. Stock based compensation expense totaled $2,112,090 and $2,272,656 for the years ended December 31, 2019 and 2018, respectively, a decrease of $160,566 (7%). The decrease is primarily due to the decreased amortization during the year ended December 31, 2019 related to the restricted stock granted during 2019 and 2018 to our officers, directors, and other employees. We relied more on stock-based compensation during 2019 and 2018 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $1,533,679 and $3,422,694 for the years ended December 31, 2019 and 2018, respectively, a decrease of $1,889,015 (55%). The professional fees are primarily attributable to legal fees and expenses related to the ongoing Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the associated cost was accrued as of December 31, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s Motion for Summary Judgment, which accepted Axon’s position that it did not infringe on our patent and dismissed the lawsuit in its entirety. We have appealed the Court’s ruling and the oral arguments were set before the U.S. Court of Appeals on April 6, 2020. However, on March 12, 2020, the Court of Appeals issued an order cancelling the oral arguments on April 6, 2020 having determined that they will decide the appeal based on the parties’ briefs without oral argument. Our spending on legal fees on the Axon case has slowed as we wait for the appeal to be heard.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $3,083,021 and $2,139,687 for the years ended December 31, 2019 and 2018, respectively, an increase of $943,334 (44%). The primary reason for the increase in executive, sales and administrative staff payroll was an increase in staff from 95 at December 31, 2018 to 117 at December 31, 2019 and bonuses paid to executives during 2019.

Patent litigation settlement. The income attributable to our patent litigation settlement with WatchGuard was $6.0 million and $-0- for years ended December 31, 2019 and 2018, respectively. On May 13, 2019 we reached a resolution of the litigation and executed a settlement agreement that resulted in the dismissal of this case. As part of the agreement, we received a one-time $6.0 million payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted it a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, the parties agreed that WatchGuard made no admission that it had infringed on any of our patents. See Note 12, “Contingencies” for the details respecting the settlement.

Other. Other selling, general and administrative expenses totaled $2,878,469 and $2,440,972 for the years ended December 31, 2019 and 2018, respectively, an increase of $437,497 (18%). The increase in other expenses in 2019 compared to 2018 is primarily attributable to higher contract employee expenses and travel costs. We have added several contract employees to our technical support teams during 2019.

Operating Loss

For the reasons previously stated, our operating loss was $6,032,781 and $10,556,057 for the years ended December 31, 2019 and 2018, respectively, an improvement of $4,523,276 (43%). Operating loss as a percentage of revenues decreased to 58% in 2019 from 94% in 2018.

Interest and Other Income

Interest income increased to $37,410 for the year ended December 31, 2019 from $19,524 in 2018, which reflected our overall higher cash and cash equivalent levels in 2019 compared to 2018.

Interest Expense

We incurred interest expense of $43,373 and $1,366,520 during the years ended December 31, 2019 and 2018, respectively. The decrease was attributable to lower interest-bearing debt balances outstanding in 2019 as compared to 2018. We issued an aggregate of $2,778,000 principal amount of secured convertible notes on August 5, 2019 bearing interest at 8% per annum on the outstanding principal balance. In May and April 2018, we issued an aggregate of $6,875,000 principal amount of secured convertible debentures (2018 Debentures) bearing interest at the rate of 8% per annum on the outstanding principal balance. We paid the 2018 Debentures in full on August 21, 2018, but were required to pay the remaining 12 months of guaranteed interest on the Debentures, which included a 10% premium, because they were not retired before August 1, 2018. We issued an aggregate of $300,000 principal amount of Notes on December 23, 2019 bearing interest at 8% per annum on the outstanding principal balance.

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

There remained no warrants classified as derivative liabilities outstanding at December 31, 2018; therefore, the respective warrant derivative liability balance was $0 at December 31, 2018. Furthermore, no similar instruments were outstanding during the year ended December 31, 2019.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued in August of 2019 on its fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date and as of December 31, 2019 to be $1,845,512 and $1,593,809, respectively. During the year ended December 31, 2019, the holders converted an aggregate of $648,067of convertible note principal. The change in fair value from the issuance date of August 5, 2019 and December 31, 2019 was $519,821, which was recognized as a charge in the Consolidated Statement of Operations at December 31, 2019.

Change in Fair Value of Secured Convertible Debentures

We elected to account for the $4.0 million principal amount of 2016 Debentures that we retired on April 3, 2018 on their fair value basis. The change in fair value of the debentures was $12,807 during the year ended December 31, 2018, which was recognized as a gain in the Consolidated Statement of Operations. We paid these Debentures on April 3, 2018 so there was no similar fair value change in the year ended December 31, 2019.

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

 The net charge to change in fair value of secured debentures for the year ended December 31, 2019 was $-0- compared to $2,296,444 for the year ended December 31, 2018.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of December 31, 2019, and December 31, 2018 to be $6,500,000 and $9,142,000, respectively. During the year ended December 31, 2019, we settled our patent infringement litigation with WatchGuard and received a lump sum payment of $6.0 million as further described in Note 12. In accordance with the terms of the PIA, we remitted the $6.0 million as a principal payment toward our minimum return payment obligations under the PIA. The change in fair value from December 31, 2018 to December 31, 2019 was $3,358,000, which was recognized as a loss in the Consolidated Statement of Operations at December 31, 2019.

In July 2018 we determined the fair value of the 2018 PIA was an estimated fair value of $9,067,513 as of its origination date. We also determined the estimated fair value was $9,142,000 for the PIA as of December 31, 2018. The change in fair value from origination date until December 31, 2018 was $74,487, which was recognized as a loss in the Consolidated Statement of Operations at December 31, 2018.

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

In conjunction with the transaction we recorded a loss on extinguishment of the secured convertible debentures totaling $600,000 for the year ended December 31, 2018. There was no similar extinguishment of secured convertible debentures in 2019.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record our secured convertible notes issued in August 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $89,148 for 2019.

We elected to account for and record our $6.875 million Secured Convertible Debenture issued in April and May 2018 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $351,462 for 2018. The issuance costs included a $150,000 placement agent fee and the remainder was primarily legal fees.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $10,005,713 and $15,544,551 for the years ended December 31, 2019 and 2018, respectively, an improvement of $5,538,838 (36%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2019 and 2018, respectively. The effective tax rate for both 2019 and 2018 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2019 and 2018 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2019. During 2019, we increased our valuation reserve on deferred tax assets by $2,100,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $67,100,000 of Federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2019 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $10,005,713 and $15,544,551 for the years ended December 31, 2019 and 2018, respectively, an improvement of $5,538,838 (36%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.87 and $1.93 for the years ended December 31, 2019 and 2018, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2019 and 2018 because of the net loss reported for each period.

Liquidity and Capital Resources and Going Concern

Overall:

Management’s Liquidity Plan. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in recent years due to the factors cited elsewhere in this Report and has accessed the public and private capital markets to raise funding through the issuance of debt and equity. During the year ended December 31, 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which it used to pay its obligations under the PIA as more fully described in Note 12. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised net proceed of approximately $2,500,000 through issuances of secured convertible debt, $300,000 through the issuance of unsecured note payable, and $1,564,000 from the exercise of warrants in the year ended December 31, 2019. In fiscal 2018 the Company raised capital through the issuance of subordinated debt, secured debt and the PIA totaling $16,500,000, and net proceeds of $7,324,900 from an underwritten public offering of common stock. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

If we must further supplement our liquidity to support our operations in 2020, given our recent history of net operating losses and negative cash flows, we do not believe that traditional banking indebtedness would be available to us given our recent operating history. Our 2020 operating plan could include raising additional capital a public offering or a private placement of debt or equity, all of which are under consideration as part of our strategic alternatives. We demonstrated our ability to raise new debt or equity capital in 2019 and recent years. If necessary, we believe that we could raise additional capital during the next 12 months if required, but we can offer no assurances in this regard.

On March 3, 2020, the Company consummated an underwritten public offering of 2,521,740 shares of common stock (the “Offering”). The common shares in the Offering were sold at a public offering price of $1.15 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 378,261 additional shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and other estimated offering expenses, and assuming the Underwriters do not exercise their option to purchase the option shares, were approximately $2.9 million. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and the non-accountable expense reimbursement, but before deducting other expenses in connection with the offering, and assuming the Underwriters do not exercise their option to purchase the option Shares, are approximately $2.67 million. The Company intends to use the net proceeds from this offering to fund the repayment of debt and for general corporate purposes.

We had warrants outstanding exercisable to purchase 4,824,573 shares of common stock at a weighted average exercise price $5.15 per share outstanding as of December 31, 2019. In addition, there are common stock options outstanding exercisable to purchase 589,125 shares at an average price of $3.74 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our common stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2020, although we can offer no assurances in this regard.

Our Common Stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. See “Nasdaq Listing” below.

Based on the uncertainties described above, we believe our business plan does not alleviate the existence of substantial doubt about our ability to continue as a going concern within one year after the date that the audited consolidated financial statements in this Report are filed with the Securities and Exchange Commission.

We had $359,685 of available cash and equivalents and net working capital of $764,934 as of December 31, 2019. Net working capital as of December 31, 2019 included approximately $1.1 million of accounts receivable and $5.3 million of current inventory.

Cash, cash equivalents: As of December 31, 2019, we had cash and cash equivalents with an aggregate balance of $359,685, a decrease from a balance of $3,598,807 at December 31, 2018. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,239,122 net decrease in cash during the year ended December 31, 2019:

●	Operating activities:	$1,124,373 of net cash used in operating activities. Net cash used in operating activities was $1,124,373 and $9,011,857 for the years ended December 31, 2019 and 2018, respectively, an improvement of $7,887,484. The improvement was primarily the result of our improved operating results for the year ended December 31, 2019 compared to 2018 and increases in accounts payable and decreases of accounts receivable offset by a decrease in accrued expenses. Our goal is to increase revenues, return to profitability and decrease our inventory levels during the 2020, thereby providing positive cash flows from operations, although there can be no assurances that we will be successful in this regard.

●	Investing activities:	$266,144 of net cash used in investing activities. Cash used in investing activities was $266,144 and $70,948 for the years ended December 31, 2019 and 2018 respectively. In 2019 and 2018, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$1,848,605 of net cash used in financing activities. Cash used in financing activities was $1,884,605 and for the year ended December 31, 2019 compared to cash provided by $12,126,900 for the year ended December 31, 2018. On December 23, 2019, we received proceeds of $300,000 from the issuance of the unsecured promissory note payable and on August 5, 2019, we received net proceeds of $2,500,000 from the issuance of the 2019 secured convertible notes. We also received $1,564,000 of proceeds in 2019 from the exercise of common stock purchase warrants. The primary reason for the cash used in financing activities is related to the repayment of $6.0 million of the PIA obligation with proceeds from the WatchGuard patent litigation settlement received in May 2019.

The net result of these activities was a decrease in cash of $3,239,122 to $359,685 for the year ended December 31, 2019.

Commitments:

We had $359,686 of cash and cash equivalents and net positive working capital $764,934 as of December 31, 2019. Accounts receivable balances represented $1,071,018 of our net working capital at December 31, 2019. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2020, which would help to provide positive cash flow to support our operations during 2020. Inventory represented $5,280,412 of our net working capital at December 31, 2019 and finished goods represented $4,481,611 of total current and non-current inventory. We are actively managing the level of inventory and our goal is to reduce such level during 2020 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2020.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2019.

Lease commitments- The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the lease commencement date to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised. The weighted average remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2019 was four months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2019 was 46 months.

Lease expense related to the office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the two operating leases was approximately $400,920 for the year ended December 31, 2019.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2019:

Assets:
Operating lease right of use assets	$122,459

Liabilities:
Operating lease obligations-current portion	$159,160
Operating lease obligations-less current portion	$44,460
Total operating lease obligations	$203,620

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020	$173,307
2021	19,176
2022	19,176
2023	15,980
Total undiscounted minimum future lease payments	227,639
Imputed interest	(24,019)
Total operating lease liability	$203,620

License agreements. We have several license agreements under which we have been assigned the rights to certain licensed materials used in our products. Certain of these agreements require us to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $-0 and $2,083 for the years ended December 31, 2019 and 2018, respectively.

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

While the ultimate resolution is unknown we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows. See Item 3, “Legal Proceedings,” for information on our litigation.

NASDAQ Listing.

Our Common Stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

If our Common Stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media. Also, it may be difficult for us to raise additional capital if we are not listed on Nasdaq or a major exchange.

On July 11, 2019, Nasdaq notified us that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (the “MVLS”) for our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until January 7, 2020, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the minimum MVLS for our Common Stock must have been at least $35 million for a minimum of ten consecutive business days at any time during this 180-day period. If we failed to regain compliance with such rule by January 7, 2020, we were subject to being be delisted from Nasdaq. If we were delisted from The Nasdaq Capital Market, our Common Stock may lose liquidity, increase volatility, and lose market maker support.

On January 8, 2020, we received a determination letter from the staff of Nasdaq stating that we had not regained compliance with the MVLS Standard, since our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under the MLVS Rule and had not been at least $35 million for a minimum of ten consecutive business days at any time during the 180-day grace period granted to us. Pursuant to the letter, unless we requested a hearing to appeal this determination by January 15, 2020, our Common Stock would be delisted from Nasdaq and trading of our Common Stock would have been suspended at the opening of business on January 17, 2020.

On January 13, 2020, we requested a hearing before the Nasdaq Hearings Panel to appeal the Letter and the Staff of Nasdaq notified us that a hearing was scheduled for February 20, 2020. We were asked to provide the Panel with a plan to regain compliance with the minimum MLVS requirement under the MLVS Rule, which needed to include a discussion of the events that we believe will enable us to timely regain compliance with the minimum MLVS requirement. On January 21, 2020, we submitted such a compliance plan.

On March 6, 2020, we received notice from the NASDAQ hearing panel that we have been granted an extension until June 30, 2020 to regain compliance with Rule 5550(b), which requires us to have at least i) $2.5 million in shareholder equity; or ii) $35 million in market value of listed securities, or iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. Our goal is to meet the $2.5 million minimum shareholder equity requirement for continued listing on NASDAQ. There can be no assurance that we will regain compliance with the NASDAQ’s Listing Rule regarding our $2.5 million minimum shareholder equity requirement on or prior to the June 30, 2020 required date. Furthermore, even if we regain compliance on or prior to such date, we must thereafter continue to maintain compliance with such continued listing rule.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $108,688 and $112,622 for the years ended December 31, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums were not met. As of December 31, 2019, the Company had advanced a total of $274,731 pursuant to this agreement and established an allowance reserve of $224,731 for a net advance of $50,000. The minimum sales threshold was not been met and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of December 31, 2019, the Company had advanced a total of $53,332 pursuant to this agreement.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $198,000 charged off as uncollectible on cumulative revenues of $228.4 million since we commenced deliveries during 2006. As of December 31, 2019, and December 31, 2018, we had provided a reserve for doubtful accounts of $123,224 and $70,000, respectively. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $238.9 million since we commenced deliveries during 2006. As of December 31, 2019 and 2018, we had provided a reserve for doubtful accounts of $123,224 and $70,000, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectibility. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2019. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw material and component parts	$4,481,611	$4,969,786
Work-in-process	35,858	351,451
Finished goods	4,906,956	4,965,594
Subtotal	9,424,425	10,286,831
Reserve for excess and obsolete inventory	(4,144,013)	(3,287,771)
Total inventories	$5,280,412	$6,999,060

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 38.2% of the gross inventory balance at December 31, 2019, compared to 32.0% of the gross inventory balance at December 31, 2018. We had $4,144,013 and $3,287,771 in reserves for obsolete and excess inventories at December 31, 2019 and December 31, 2018, respectively. Total raw materials and component parts were $4,481,611 and $4,969,786 at December 31, 2019 and December 31, 2018, respectively, a decrease of $488,175 (10%). The reduction in raw materials was the result of tighter inventory controls together with reductions in the level of FirstVU HD inventory levels. Finished goods balances were $4,906,956 and $4,965,594 at December 31, 2019 and December 31, 2018, respectively, a decrease of $58,638 (1%). The decrease in finished goods was primarily related to reductions in our DVM-750 product line, and test and evaluation and replacement inventory. The increase in the inventory reserve is primarily due a higher level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2019.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $17,838 as of December 31, 2019 compared to $195,135 as of December 31, 2018 as we continue to reduce our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 180,000 stock options granted during the year ended December 31, 2019.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2018, cumulative valuation allowances in the amount of $21,500,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $2,100,000 to a balance of $23,600,000 to fully reserve our deferred tax assets at December 31, 2019. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2019 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2019 representing uncertain tax positions.

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

Determination of Fair Value for Financial Instruments and Derivatives. During 2019 we entered into the 2019 secured convertible notes and we elected to record them on their fair value basis. During 2018 we entered into the Proceeds Investment Agreement (PIA) and we elected to record the PIA, on its fair value basis. In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities
Proceeds investment agreement	$-	$-	$6,500,000	$6,500,000
Secured convertible notes	$-	$-	1,593,809	1,593,809
Total	$-	$-	$8,093,809	$8,093,809

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate as of December 31, 2019, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Management’s Liquidity Plan and going concern.

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

On June 19, 2019, the Audit Committee of the Board of Directors of the Company, approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019 and dismissed RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm.

RSM’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that RSM’s audit reports for both years ended December 31, 2018 and 2017 contained an emphasis of a matter regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2018, and 2017, and the subsequent interim periods through June 19, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RSM’s satisfaction, would have caused RSM to make reference thereto in its reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2019, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers is incorporated herein by reference to our definitive proxy statement, to be filed no later than 120 days after December 31, 2019 (our “2020 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our 2020 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2020 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2020 Proxy Statement.

Item 11.	Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2020 Proxy Statement.

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	(1)
3.1(i)	Amended and Restated Articles of Incorporation of Digital Ally, Inc. (see the Amended and Restated Articles of Incorporation included in the Plan of Merger, filed as Exhibit 2.1 hereto).	(1)
3.1(ii)	Certificate of Change of Digital Ally, Inc., dated August 24, 2012.	(5)
3.1(iii)	Certificate of Amendment of Digital Ally, Inc., dated July 27, 2018.	(35)
3.2(i)	Amended and Restated Bylaws of Digital Ally, Inc.	(1)
3.2(ii)	Amendment to Amended and Restated Bylaws of Digital Ally, Inc.	(34)
3.3	Audit Committee Charter dated September 22, 2005.	(1)
3.4	Compensation Committee Charter, dated September 22, 2005	(1)
3.5	Nominating Committee Charter dated December 27, 2007.	(2)
3.6	Corporate Governance Guidelines	(3)
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	(4)
3.8	Strategic Planning Committee Charter dated June 28, 2009.	(4)
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	(5)
4.1	Form of Common Stock Certificate.	(6)
4.2	Form of Common Stock Purchase Warrant.	(6)
4.3	Form of Series A Common Stock Purchase Warrant.	(7)
4.4	Form of Series B Common Stock Purchase Warrant.	(7)
4.5	Form of Series C Common Stock Purchase Warrant.	(7)
5.1	Opinion of Quarles & Brady, LLP	(32)
10.1	2005 Stock Option and Restricted Stock Plan.	(6)
10.2	2006 Stock Option and Restricted Stock Plan.	(6)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(6)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(6)
10.5	Promissory Note Extension between Registrant and Acme Resources, LLC, dated May 4, 2006, in the principal amount of $500,000.	(6)
10.6	Promissory Note between Registrant and Acme Resources, LLC, dated September 1, 2004, in the principal amount of $500,000.	(8)
10.7	Promissory Note Extension between Registrant and Acme Resources, LLC, dated October 31, 2006.	(8)
10.8	Software License Agreement with Ingenient Technologies, Inc., dated March 15, 2004.*	(8)
10.9	Software License Agreement with Ingenient Technologies, Inc., dated April 5, 2005.*	(8)
10.10	Stock Option Agreement with Daniels & Kaplan, P.C., dated September 25, 2006.	(8)

10.11	Memorandum of Understanding with Tri Square Communications (Hong Kong) Co., Ltd. dated November 29, 2005.	(8)
10.12	2007 Stock Option and Restricted Stock Plan.	(9)
10.13	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	(2)
10.14	Amendment to 2007 Stock Option and Restricted Stock Plan.	(2)
10.15	2008 Stock Option and Restricted Stock Plan.	(2)
10.16	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	(2)
10.17	Promissory Note with Enterprise Bank dated February 13, 2009.	(2)
10.18	First Amendment to Promissory Note with Enterprise Bank dated February 13, 2009.	(10)
10.19	First Amendment to Promissory Note with Enterprise Bank dated June 30, 2009.	(10)
10.20	Modification and Renewal of Promissory Note with Enterprise Bank dated February 1, 2010.	(11)
10.21	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(11)
10.22	Loan Modification or Renewal Agreement of Promissory Note with Enterprise Bank dated March 2, 2011.	(12)
10.23	2011 Stock Option and Restricted Stock Plan	(13)
10.24	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(13)
10.25	8% Subordinated Promissory Note in principal amount of $1,500,000	(14)
10.26	Common Stock Purchase Warrant	(14)
10.27	8% Subordinated Promissory Note in principal amount of $1,000,000	(15)
10.28	Common Stock Purchase Warrant	(15)
10.29	Allonge to 8% Subordinated Promissory Note in principal amount of $1,000,000	(15)
10.30	Amendment to Common Stock Purchase Warrant	(15)
10.31	Second Allonge to 8% Subordinated Note, dated July 24, 2012.	(16)
10.32	Allonge to 8% Subordinated Note ($1.0 million) dated July 24, 2012.	(16)
10.33	Second Amendment to Common Stock Purchase Warrants (300,000 shares) dated July 24, 2012.	(16)
10.34	Amendment to Common Stock Purchase Warrants (150,000 shares) dated July 24, 2012.	(16)
10.35	Third Allonge to 8% Subordinated Note, dated December 4, 2013.	(17)
10.36	Second Allonge to 8% Subordinated Note ($1.0 million) dated December 4, 2013.	(17)
10.37	Common Stock Purchase Warrant (40,000 shares), dated December 4, 2013	(17)
10.38	Securities Purchase Agreement	(18)
10.39	Registration Rights Agreement	(18)
10.40	Form of Senior Secured Convertible Note	(18)
10.41	Form of Warrant to Purchase Common Stock	(18)
10.42	Pledge and Security Agreement	(18)
10.43	Patent Assignment for Security	(18)
10.44	Trademarks Assignment for Security	(18)
10.45	Guaranty	(18)
10.46	Deposit Account Control Agreement	(18)
10.47	Form of Voting Agreement	(18)
10.48	Form of Lock-Up Agreement	(18)
10.49	Securities Purchase Agreement	(19)
10.50	Registration Rights Agreement	(19)
10.51	Form of Senior Secured Convertible Note	(19)
10.52	Form of Warrant to Purchase Common Stock	(19)
10.53	Amended and Restated Pledge and Security Agreement	(19)
10.54	Patent Assignment for Security	(19)
10.55	Trademarks Assignment for Security	(19)
10.56	Amended and Restated Guaranty Agreement	(19)
10.57	Deposit Account Control Agreement-incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on March 25, 2014	(19)
10.58	Form of Voting Agreement	(19)

10.59	Form of Lock-Up Agreement	(19)
10.60	Reaffirmation Agreement	(19)
10.61	Senior Secured Convertible Note	(19)
10.62	Warrant to Purchase Common Stock	(19)
10.63	Fourth Allonge to 8% Subordinated Note ($1.5 million) dated May 27, 2015	(20)
10.64	Third Allonge to 8% Subordinated Note ($1.0 million) dated May 27, 2015	(20)
10.65	Fifth Allonge to 8% Subordinated Note ($1.5 million) dated July 15, 2015	(21)
10.66	Fourth Allonge to 8% Subordinated Note ($1.0 million) dated July 15, 2015	(21)
10.67	Common Stock Purchase Warrant	(21)
10.68	Securities Purchase Agreement	(22)
10.69	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(23)
10.70	Series A Warrant Amendment Agreement	(24)
10.71	Series B Warrant Amendment Agreement	(24)
10.72	Series C Warrant Amendment Agreement	(24)
10.73	Securities Purchase Agreement	(25)
10.74	8% Senior Secured Convertible Debenture	(25)
10.75	Common Stock Purchase Warrant	(25)
10.76	Security Agreement	(25)
10.77	Subsidiary Guarantee	(25)
10.78	Form of Series A-1 Warrant	(26)
10.79	Form of Series A-2 Warrant	(26)
10.80	Form of Series A-3 Warrant	(26)
10.81	Form of Securities Purchase Agreement, dated as of August 21, 2017, by and among Digital Ally, Inc. and the purchasers signatory thereto.	(26)
10.82	Form of Securities Purchase Agreement, by and among the Company and the purchaser signatories thereto	(27)
10.83	Form of Secured Convertible Promissory Note	(27)
10.84	Form of Common Stock Purchase Warrant	(27)
10.85	Form of Security Agreement, by and among the Company and each of the secured parties thereto	(27)
10.86	Form of Intellectual Property Security Agreement, between the Company and the secured lender thereto	(27)
10.87	Form of Subsidiary Guarantee, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries	(27)
10.88	Common Stock Purchase Warrant of Digital Ally, Inc.	(29)
10.89	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(29)
10.90	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(29)
10.91	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan	(30)
10.92	Form of Lock-Up Agreement	(31)
10.93	Form of Common Stock Purchase Warrant.	(33)
10.94	Form of Securities Purchase Agreement, dated as of August 5, 2019, by and between the Company and the Investors.	(33)
10.95	Form of Security Agreement, dated August 5, 2019, by and among the Company, certain of the Company’s subsidiaries and the Secured Parties.	(33)
10.96	Form of IP Security Agreement, dated August 5, 2019, by the Company, in favor of the Agent and the Secured Parties.	(33)
10.97	Form of Subsidiary Guarantee, dated August 5, 2019, made by certain of the Company’s subsidiaries in favor of the Investors.	(33)
10.98	Form of Consent (August 2019 Warrant Modification)	(36)
10.99	Form of Consent (August 2019 Warrant Modification)	(36)
10.100	Form of Consent and Waiver (August 2019 Warrant Modification)	(36)
14.1	Code of Ethics and Code of Conduct.	(2)

21.1	Subsidiaries of Registrant	*
23.1	Consent of RBSM LLP	*
23.2	Consent of RSM US LLP	*
23.3	Consent of Quarles & Brady LLP (included in Exhibit 5.1)*	(32)
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.1	Audited Financial Statements of Digital Ally, Inc. as of and for the years ended December 31, 2019 and 2018.	*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Calculation Linkbase **
101.LAB	XBRL Taxonomy Label Linkbase **
101.PRE	XBRL Taxonomy Presentation Linkbase **

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

(1)	Filed as an exhibit to the Company’s Form SB-2, filed October 16, 2006, No. 333-138025.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 20, 2009.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2009.
(5)	Filed as an exhibit to the Company’s Form 8-K filed August 30, 2012.
(6)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(7)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(8)	Filed as an exhibit to the Company’s Amendment No. 1 to Form SB-2, filed January 31, 2007, No. 333-138025
(9)	Filed as an exhibit to the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2008.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2009.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2010.
(13)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011
(14)	Filed as an exhibit to the Company’s Form 8-K filed June 3, 2011
(15)	Filed as an exhibit to the Company’s Form 8-K filed November 10, 2011
(16)	Filed as an exhibit to the Company’s Form 8-K filed July 30, 2012
(17)	Filed as an exhibit to the Company’s Form 8-K filed December 9, 2013
(18)	Filed as an exhibit to the Company’s Form 8-K filed March 21, 2014
(19)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2014
(20)	Filed as an exhibit to the Company’s Form 8-K filed May 28, 2015
(21)	Filed as an exhibit to the Company’s Form 8-K filed July 15, 2015
(22)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(23)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016
(24)	Filed as an exhibit to the Company’s Form 8-K filed November 16, 2016
(25)	Filed as an exhibit to the Company’s Form 8-K filed January 3, 2017
(26)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017
(27)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018
(28)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ending December 31, 2015.
(29)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018
(30)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018
(31)	Filed as an exhibit to the Company’s Form 8-K filed September 26, 2018
(32)	Filed as an Exhibit 5.1 to the October 2006 Form SB-2..
(33)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(34)	Filed as an exhibit to the Company’s Form 8-K filed December 10, 2007.
(35)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed February 7, 2020.
(36)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed February 12, 2020.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

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

Signature and Title	Date

/s/ Stanton E. Ross	April 6, 2020
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 6, 2020
Leroy C. Richie, Director

/s/ Michael J. Caulfield	April 6, 2020
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	April 6, 2020
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	April 6, 2020
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statement of operation, stockholders’ deficit and cash flow for the year ended December 31, 2019, and the related notes to the consolidated financial statement (collectively, the financial statement). In our opinion, the financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operation and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 1 and 12 to the financial statement, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the optional transitional method and elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification and whether initial direct costs qualify for capitalization.

Emphasis of Matter Regarding Going Concern

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company has suffered recurring losses from operations and this raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

Larkspur, CA

April 6, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and this raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015 until 2019.

Kansas City, Missouri

March 29, 2019

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$359,685	$3,598,807
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2019 and $70,000 – 2018	1,071,018	1,847,886
Accounts receivable-other	514,730	382,412
Inventories, net	5,280,412	6,999,060
Income tax refund receivable, current	44,650	44,603
Prepaid expenses	381,090	429,403

Total current assets	7,651,585	13,302,171

Furniture, fixtures and equipment, net	197,063	247,541
Intangible assets, net	413,268	486,797
Operating lease right of use assets	122,459	—
Income tax refund receivable	—	45,397
Other assets	532,500	256,749

Total assets	$8,916,875	$14,338,655

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,339,985	$784,599
Accrued expenses	845,881	2,080,667
Current portion of operating lease obligations	159,160	—
Contract liabilities-current	1,707,943	1,748,789
Unsecured promissory note payable, net of unamortized discount of $66,061	233,939	—
Secured convertible notes at fair value – current portion	1,593,809	—
Income taxes payable	5,934	3,689

Total current liabilities	6,886,651	4,617,744

Long-term liabilities:
Proceeds investment agreement, at fair value	6,500,000	9,142,000
Operating lease obligation, long term	44,460	—
Contract liabilities-long term	1,803,143	1,991,091

Total liabilities	15,234,254	15,750,835

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 12,079,095 – 2019 and 10,445,445 – 2018	12,079	10,445
Additional paid in capital	83,216,387	78,117,507
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(87,388,619)	(77,382,906)

Total stockholders’ deficit	(6,317,379)	(1,412,180

Total liabilities and stockholders’ deficit	$8,916,875	$14,338,655

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue:
Product	$7,732,796	$9,130,911
Service and other	2,708,568	2,160,498

Total revenue	10,441,364	11,291,409

Cost of revenue:
Product	6,577,347	6,805,897
Service and other	631,388	523,704

Total cost of revenue	7,208,735	7,329,601

Gross profit	3,232,629	3,961,808
Selling, general and administrative expenses:
Research and development expense	2,005,717	1,444,063
Selling, advertising and promotional expense	3,652,434	2,797,793
Stock-based compensation expense	2,112,090	2,272,656
General and administrative expense	7,495,169	8,003,353
Patent litigation settlement	(6,000,000)	—

Total selling, general and administrative expenses	9,265,410	14,517,865

Operating loss	(6,032,781)	(10,556,057)

Other income (expense)
Interest income	37,410	19,524
Interest expense	(43,373)	(1,366,520)
Change in warrant derivative liabilities	—	(319,105)
Change in fair value of secured convertible notes	(519,821)	—
Change in fair value of secured convertible debentures	—	(2,296,444)
Change in fair value of proceeds investment agreement	(3,358,000)	(74,487)
Loss on the extinguishment of secured convertible debentures	—	(600,000)
Secured convertible notes issuance expense	(89,148)	(351,462)

Total other income (expense)	(3,972,932)	(4,988,494)

Loss before income tax (benefit)	(10,005,713)	(15,544,551)
Income tax (benefit)	—	—

Net loss	$(10,005,713)	$(15,544,551)

Net loss per share information:
Basic	$(0.87)	$(1.93)
Diluted	$(0.87)	$(1.93)

Weighted average shares outstanding:
Basic	11,478,618	8,073,257
Diluted	11,478,618	8,073,257

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2017	7,037,799	$7,038	$64,923,735	$(2,157,226)	$(61,909,799)	$863,748
Cumulative effects adjustment for adoption of ASC 606 (Note 1)	—	—	—	—	71,444	71,444
Stock-based compensation	—	—	2,272,656	—	—	2,272,656
Restricted common stock grant	484,500	484	(484)	—	—	—
Restricted common stock forfeitures	(33,900)	(34)	34	—	—	—
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,600,000	2,600	7,322,300	—	—	7,324,900
Issuance of common stock purchase warrants in connection with issuance of subordinated notes payable	—	—	47,657	—	—	47,657
Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	1,684,251	—	—	1,684,251
Issuance of common stock purchase warrants in connection with issuance of proceeds investment agreement	—	—	932,487	—	—	932,487
Issuance of common stock upon conversion of secured convertible debentures and accrued interest	117,476	117	293,571	—	—	293,688
Issuance of common stock upon conversion of secured notes payable and accrued interest	47,139	47	153,153	—	—	153,200
Issuance of common stock upon exercise of common stock purchase warrants	171,738	172	425,053	—	—	425,225
Issuance of common stock upon conversion of accounts payable	20,693	21	63,094	—	—	63,115

Net loss	—	—	—	—	(15,544,551)	(15,544,551)

Balance, December 31, 2018	10,445,445	10,445	78,117,507	(2,157,226)	(77,382,906)	(1,412,180)

Stock-based compensation	—	—	2,112,090	—	—	2,112,090
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(5,370)	(5)	5	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	498,625	499	697,568	—	—	698,067
Issuance of common stock In connection with issuance of secured convertible notes	89,285	89	118,660	—	—	118,749
Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	535,739	—	—	535,739
Issuance of common stock upon exercise of warrants	529,000	529	1,563,471	—	—	1,564,000
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	71,869	—	—	71,869

Net loss	—	—	—	—	(10,005,713)	(10,005,713)

Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(10,005,713)	$(15,544,551)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	390,151	500,177
(Gain) on disposal of equipment	—	(28,218)
Stock based compensation	2,112,090	2,272,656
Change in fair value of warrant derivative liabilities	—	319,105
Amortization of debt discount	5,808	47,657
Provision for doubtful accounts receivable	60,000	—
Interest paid through issuance of common stock	50,000	—
Loss on extinguishment of secured convertible debentures	—	600,000
Secured convertible debentures issuance expense	89,148	220,312
Change in fair value of secured convertible debentures	519,821	2,296,444
Change in fair value of proceeds investment agreement	3,358,000	74,487
Provision for inventory obsolescence	856,242	597,798
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	716,868	131,050
Accounts receivable – other	(132,318)	(43,794)
Inventories	862,406	1,153,855
Prepaid expenses	48,313	(148,796)
Income tax refund receivable	45,350	—
Operating lease right of use assets	378,292	—
Other assets	(275,751)	(141,706)
Increase (decrease) in:
Accounts payable	1,555,386	(2,345,555)
Accrued expenses	(1,234,786)	862,126
Income taxes payable	2,245	(6,452)
Operating lease obligations	(297,131)	—
Contract liabilities	(228,794)	171,548

Net cash used in operating activities	(1,124,373)	(9,011,857)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(204,013)	(42,526)
Additions to intangible assets	(62,131)	(104,690)
Proceeds from the sale of equipment	—	76,268

Net cash used in investing activities	(266,144)	(70,948)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable	300,000	250,000
Payoff of proceeds investment agreement	(6,000,000)	—
Proceeds from proceeds investment agreement and detachable common stock warrants	—	10,000,000
Proceeds from secured convertible debentures and detachable common stock purchase warrants	2,500,000	6,250,000
Secured convertible debenture issuance expense	(89,148)	(220,312)
Proceeds from sale of common stock in underwritten public offering	—	7,324,900
Principal payment on subordinated notes payable	(123,457)	(1,108,500)
Principal payment on secured convertible debentures	—	(9,850,000)
Proceeds from issuance of common stock upon exercise of warrants	1,564,000	89,304
Loss on extinguishment of secured convertible debentures	—	(600,000)
Payments on capital lease obligations	—	(8,492)

Net cash (used in) provided by financing activities	(1,848,605)	12,126,900

Net (decrease) increase in cash and cash equivalents	(3,239,122)	3,044,095
Cash, cash equivalents, beginning of year	3,598,807	554,712

Cash, cash equivalents, end of year	$359,685	$3,598,807

Supplemental disclosures of cash flow information:
Cash payments for interest	$30,937	$1,367,561

Cash payments for income taxes	$3,755	$6,452

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$522	$484

Restricted common stock forfeitures	$5	$34

Impact of Adoption of ASC 842 - obtaining right of use asset for lease liability	$500,751	$—

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$535,739	$1,684,251

Issuance of common stock upon conversion of secured convertible notes	$648,067	$293,688

Issuance of common stock related to the issuance of secured convertible notes	$118,749	$—

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$71,869	$—

Amounts allocated to common stock purchase warrants in connection with proceeds investment agreement	$—	$932,487

Issuance of common stock upon conversion of accounts payable	$—	$63,115

Issuance of common stock upon conversion of secured notes payable and accrued interest	$—	$153,200

Issuance of common stock upon exercise of common stock purchase warrants accounted for as derivative warrant liabilities	$—	$335,921

Amounts allocated to common stock purchase warrants in connection with proceeds from subordinated notes payable	$—	$47,657

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. and subsidiary (collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Management’s Liquidity Plan and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses in the year ended December 31, 2019 and substantial operating losses for the year ended December 31, 2018 primarily due to reduced revenues and gross margins caused by competitors’ willful infringement of its patents, specifically the auto-activation of body-worn and in-car video systems, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $10.0 million for the year ended December 31, 2019 and $15.5 million during the year ended December 31, 2018 and it had an accumulated deficit of $87.4 million as of December 31, 2019. During the year ended December 31, 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement as more fully described in Note 12. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, the Company borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, the Company raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 6. Additionally, the Company raised funding in the form of subordinated debt, secured debt and Proceeds Investment Agreement totaling $16,500,000 and net proceeds of $7,324,900 from an underwritten public offering of common stock during the year ended December 31, 2018. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

The Company settled its lawsuit with the PGA Tour and the case was dismissed by the Plaintiff with prejudice on April 17, 2019. Additionally, the Company settled its lawsuit with WatchGuard on May 13, 2019 and the case was dismissed. See Note 12, “Contingencies” for the details respecting the settlements.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2019 and 2018, which contracts include recurring revenue during the period 2020 to 2023. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, monetizing its patent portfolio and related patent infringement litigation against Axon Enterprise, Inc. (“Axon” formerly Taser International, Inc.), the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. The Company’s August 5, 2019 issuance of $2.78 million principal balance of convertible notes was part of this strategic alternatives review. The Company has an active shelf registration statement on Form S-3, which it utilized to raise $2.9 million in gross proceeds through the issuance of 2,521,740 common shares in an underwritten public offering at $1.15 per share on March 3, 2020. While such funding addressed the Company’s near-term liquidity needs, it continues to consider strategic alternatives to address longer-term liquidity needs and operational issues. There can be no assurance that any additional transactions or financings will result from this process.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company accounts for its derivative liabilities, secured convertible debentures and proceeds investment agreement on a fair value basis.

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

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2018, the Company recognized revenue of $1.7 million related to its contract liabilities at January 1, 2018. Total contract liabilities consist of the following: Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2019	December 31, 2018
Contract liabilities, current	$1,707,943	$1,748,789
Contract liabilities, non-current	1,803,143	1,991,091

Total contract liabilities	$3,511,086	$3,739,880

Sales returns and allowances aggregated $134,825 and $132,477 for the years ended December 31, 2019 and 2018, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Revenues for the years ended December 31, 2019 and 2018 were derived from the following sources:

	Year ended December 31,
	2019	2018
DVM-800	$3,756,544	$5,090,804
Repair and service	1,505,849	1,466,845
FirstVu HD	1,264,457	1,386,737
DVM-250 Plus	1,133,557	757,676
Cloud service revenue	754,586	693,653
DVM-750	—	403,390
VuLink	140,392	190,951
EVO	287,012	—
Laser Ally	—	79,155
DVM-100 & DVM-400	7,890	75,421
Accessories and other revenues	1,591,077	1,146,777
	$10,441,364	$11,291,409

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, proceeds investment agreement and convertible debt, the recognition of revenue, inventory valuation reserve, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Inventories:

Inventories consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process and finished goods, and are carried at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other long-term assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Manufacturing inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

To support our world-wide service operations, we maintain service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within our service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as our stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is considered to be non-current and included within non-current inventories within our consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven to twelve years and, at the end of twelve years, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature end of service life events and expense, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

Furniture, fixtures and equipment:

Furniture, fixtures and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from three to ten years. Amortization expense on capitalized leases is included with depreciation expense. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2019. Finance leases would be included in furniture, fixtures and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers and its office and warehouse space at December 31, 2019 but no financing leases.

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

Senior Convertible Notes:

The Company has elected to record its senior convertible notes at its fair value. Accordingly, the senior convertible notes will be marked-to-market at each reporting date with the change in fair value reported as a gain (loss) in the Consolidated Statement of Operations. All issuance costs related to the senior convertible notes were expensed as incurred in the Consolidated Statement of Operations.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $65,312 and $66,053 for the years ended December 31, 2019 and 2018, respectively. Such costs are included in general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $1,019,707 and $384,113 for the years ended December 31, 2019 and 2018, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2019 and 2018. There were no penalties in 2019 and 2018.

The Company is subject to taxation in the United States and various states. As of December 31, 2019, the Company’s tax returns filed for 2016, 2017, and 2018 and to be filed for 2019 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2016.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2019 and 2018.

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

Segments of Business:

The Company has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the year ended December 31, 2019 and 2018, sales by geographic area were as follows:

	Year ended December 31,
	2019	2018
Sales by geographic area:
United States of America	$10,251,259	$10,929,071
Foreign	190,105	362,338
	$10,441,364	$11,291,409

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Reclassification of Prior Year Presentation

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

For financial liabilities measured using the fair value option in ASC 825, ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued in January 2016, requires entities to recognize the changes in fair value of liabilities caused by a change in instrument specific credit risk (own credit risk) in other comprehensive income. The ASU is effective for calendar-year public business entities beginning in 2018. For all other calendar-year entities, it is effective for annual periods beginning in 2019 and interim periods beginning in 2020. Entities can early adopt certain provisions of the new standard, including this provision related to financial liabilities measured under the fair value option. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from August 5, 2019 to December 31, 2019.

ASU 2018-09, Codification improvements, clarifies the accounting for a debt extinguishment when the fair value option is elected. Upon extinguishment an entity shall include in net income the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk. The ASU is effective for calendar-year public business entities beginning in 2019. For all other calendar-year entities, it is effective for annual periods beginning in 2020 and interim periods beginning in 2021. Early adoption is permitted for any fiscal year or interim period for which an entity’s financial statements have not yet been issued or have not been made available to be issued. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period from August 5, 2019 to December 31, 2019. Since there is no change accounted for as a change in Credit Risk (included in other comprehensive income/loss) there is no impact to the Company’s financial statements from this new guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation is not needed until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on the disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $123,224 as of December 31, 2019 and $70,000 as of December 31, 2018.

The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the years ended December 31, 2019 and 2018.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning balance	$70,000	$70,000
Provision for bad debts	60,000	—
Charge-offs to allowance, net of recoveries	(6,776)	—
Ending balance	$123,224	$70,000

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw material and component parts	$4,481,611	$4,969,786
Work-in-process	35,858	351,451
Finished goods	4,906,956	4,965,594
Subtotal	9,424,425	10,286,831
Reserve for excess and obsolete inventory	(4,144,013)	(3,287,771)
Total inventories	$5,280,412	$6,999,060

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $80,711 and $115,456 as of December 31, 2019 and 2018, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2019 and 2018:

	Estimated Useful Life	December 31, 2019	December 31, 2018
Office furniture, fixtures and equipment	3-10 years	$397,795	$802,681
Warehouse and production equipment	3-5 years	210,700	526,932
Demonstration and tradeshow equipment	2-5 years	252,001	426,582
Leasehold improvements	2-5 years	163,171	160,198
Rental equipment	1-3 years	93,923	124,553
Total cost		1,117,591	2,040,946
Less: accumulated depreciation and amortization		(920,528)	(1,793,405)

Net furniture, fixtures and equipment		$197,063	$247,541

Depreciation and amortization of furniture, fixtures and equipment aggregated $254,491 and $385,104 for the years ended December 31, 2019 and 2018, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. The Company retired fixed assets during 2019 totaling $1,127,368, all of which were fully depreciated resulting in no gain or loss for the year ended December 31, 2019.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$73,893	$41,785	$32,108	$73,893	$31,228	$42,665
Patents and Trademarks	542,420	326,220	216,200	452,599	273,586	179,013

	616,313	368,005	248,308	526,492	304,814	221,678

Unamortized intangible assets:
Patents and trademarks pending	164,960	—	164,960	265,119	—	265,119

Total	$781,273	$368,005	$413,268	$791,611	$304,814	$486,797

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2019 and 2018 was $135,660 and $115,073, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2020	$97,502
2021	87,967
2022	62,399
2023	440
2024	—
$248,308

NOTE 7. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2019	December 31, 2018
2019 Secured convertible notes, at fair value	$1,593,809	$—
2018 Proceeds investment agreement, at fair value	6,500,000	9,142,000
Unsecured promissory note payable, less unamortized discount of $66,061 at December 31, 2019	233,939	—
Debt obligations	$8,327,748	$9,142,000

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

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the year ended December 31, 2019:

Amount
Balance at December 31, 2018	$—
Issuance of convertible notes on August 5, 2019, at fair value	1,845,512
Principal repaid during the period by issuance of common stock	(648,067)
Principal repaid during the period by payment of cash	(123,457)
Change in fair value of secured convertible note during the period	519,821

Balance at December 31, 2019	$1,593,809

Following is a range of certain estimates and assumptions utilized as of December 31, 2019 and August 5. 2019 (inception date) to determine the fair value of secured convertible notes:

	December 31, 2019	August 5, 2019
	Assumptions	Assumptions
Volatility – range	115%	110%
Risk-free rate	1.60%	1.78%
Contractual term	0.6 years	0.9 years
Calibrated stock price	$1.06	$0.86
Debt yield	123.6%	88.6%

Under the fair value basis, legal, accounting and miscellaneous costs directly related to the issuance of the secured convertible notes are charged to expense as incurred. A total of $89,148 of such issuance costs were charged to operations during the year ended December 31, 2019.

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

The Company utilized a probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard (see Note 12 – Commitments and Contingencies) which involved estimates of the amount and timing of the expected patent asset proceeds from the alleged patent infringement. The fair value of the PIA is updated for actual and estimated activity affecting the probability weighted present value of expected patent asset proceeds at each reporting date with the change charged/credited to operations. Following is a range of certain estimates and assumptions utilized as of December 31, 2019 and 2018 to probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard:

	December 31, 2019	December 31, 2018
Discount rate	3.0% - 16.6%	4.7% - 21.75%
Expected term to patent asset proceeds payment	0.58 years - 4 years	0.93 years - 1.1 years
Probability of success	5.9% - 38.5%	17.7% - 77.0%
Estimated minimum return payable to BKI	$21 million	$22.5 million
Negotiation discount	43.3%	54.4%

During the year ended December 31, 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 12. In accordance with the terms of the PIA, the Company remitted the $6.0 as a principal payment toward its minimum return payment obligations under the PIA. The Company recorded the receipt of the $6,000,000 settlement as Patent litigation settlement income in the accompanying condensed consolidated statement of operations.

The following represents activity in the PIA during the year ended December 31, 2019 and 2018:

Beginning balance as of January 1, 2018	$-
Origination date at fair value of the Debentures	9,067,513
Change in the fair value during the period	74,487
Ending balance as of December 31, 2018	$9,142,000

Beginning balance as of January 1, 2019	$9.142,000
Repayment of obligation	(6,000,000)
Change in the fair value during the period	3,358,000
Ending balance as of December 31, 2019	$6,500,000

Unsecured Promissory Note Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020. The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount will be amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $5,808 of the discount amortized to interest expense during the year ended December 31, 2019.

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

The Company paid the remaining balances of the 2018 Debentures on August 21, 2018 from proceeds of the 2018 proceeds investment agreement described below. The change in fair value of the 2018 Debentures was $2,309,251 for the year ended December 31, 2018.

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

The change in fair value of the 2016 Debentures was $-0- and $(12,807) for the years ended December 31, 2019 and 2018, respectively.

Unsecured Promissory Notes Payable.

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

The discount amortized to interest expense totaled $-0- and $47,657 for the years ended December 31, 2019, and 2018, respectively.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$1,593,809	$1,593,809
Proceeds investment agreement	—	—	6,500,000	6,500,000
	$—	$—	$8,093,809	$8,093,809

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$—	$—
Proceeds investment agreement	—	—	9,142,000	9,142,000
	$—	$—	$9,142,000	$9,142,000

The following table represents the change in Level 3 tier value measurements:

	2019
	Secured	Proceeds
	Convertible	Investment
	Notes	Agreement	Total

Balance, December 31, 2018	$—	$9,142,000	$9,142,000

Principal payments made on debentures	—	(6,000,000)	(6,000,000)

New secured convertible debentures	1,845,512	—	1,845,512

Conversion of secured convertible debentures	(648,067)	—	(648,067)

Repayment of 2019 secured convertible notes	(123,457)		(123,457)
Change in fair value of secured convertible debentures and proceeds investment agreement	519,821	3,358,000	3,877,821

Balance, December 31, 2019	$1,593,809	$6,500,000	$8,093,809

NOTE 9. ACCRUED EXPENSES5

Accrued expenses consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accrued warranty expense	$17,838	$195,135
Accrued litigation costs	295,000	1,119,445
Accrued sales commissions	28,480	25,750
Accrued payroll and related fringes	233,254	186,456
Accrued insurance	78,579	71,053
Accrued rent	—	81,160
Accrued sales returns and allowances	18,258	13,674
Other	174,472	387,994
	$845,881	$2,080,667

Accrued warranty expense was comprised of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Beginning balance	$195,135	$325,001
Provision for warranty expense	47,355	181,826
Charges applied to warranty reserve	(224,651)	(311,692)

Ending balance	$17,838	$195,135

NOTE 10. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2019 and 2018 to the Company’s effective tax rate is as follows:

	2019	2018
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	5.1%	5.1%
Federal Research and development tax credits	—%	—%
Stock based compensation	(2.6)%	(3.0)%
Revaluation of deferred tax assets based on changes in enacted tax laws	—%	—%
Change in valuation reserve on deferred tax assets	(22.4)%	(22.1)%
Other, net	(1.1)%	(1.0)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Stock-based compensation	$605,000	$650,000
Start-up costs	115,000	115,000
Inventory reserves	1,080,000	860,000
Uniform capitalization of inventory costs	85,000	90,000
Allowance for doubtful accounts receivable	90,000	45,000
Equipment depreciation	240,000	140,000
Deferred revenue	915,000	975,000
Debt and PIA obligations carried at fair value	1,045,000	225,000
Accrued expenses	110,000	385,000
Net operating loss carryforward	17,515,000	16,080,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	55,000	50,000

Total deferred tax assets	23,880,000	21,640,000
Valuation reserve	(23,740,000)	(21,500,000)

Total deferred tax assets	140,000	140,000
Domestic international sales company	(140,000)	(140,000)
Total deferred tax liabilities	(140,000)	(140,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $23,740,000 and $21,500,000 as of December 31, 2019 and 2018, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company has incurred operating losses in 2019 and 2018 and it continues to be in a three-year cumulative loss position at December 31, 2019 and 2018. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $2,240,000 to continue to fully reserve its deferred tax assets at December 31, 2019. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At December 31, 2019, the Company had available approximately $67,100,000 of Federal net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2039. In addition, the Company had research and development tax credit carryforwards totaling $1,795,000 available as of December 31, 2019, which expire between 2023 and 2037.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, but may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2038, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The effective tax rate for the years ended December 31, 2019 and 2018 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2019 primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2015 and all prior tax years.

NOTE 11. OPERATING LEASE

The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the lease commencement date to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised. The weighted average remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2019 was four months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2019 was 46 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was approximately $400,920 for the year ended December 31, 2019.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The cash outflows from operating leases for the year ended December 31, 2019 was $400,920. The weighted average remaining lease term and the weighted average discount rate for operating leases at December 31, 2019 were 5.6 months and 8%, respectively.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2019:

Assets:
Operating lease right of use assets	$122,459

Liabilities:
Operating lease obligations-current portion	$159,160
Operating lease obligations-less current portion	$44,460
Total operating lease obligations	$203,620

The components of lease expense were as follows for the year ending December 31, 2019:

Selling, general and administrative expenses	$400,920

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020	$173,307
2021	19,176
2022	19,176
2023	15,980
Total undiscounted minimum future lease payments	227,639
Imputed interest	(24,019)
Total operating lease liability	$203,620

NOTE 12. COMMITMENTS AND CONTINGENCIES

License agreements. The Company has several license agreements under which it has been assigned the rights to certain licensed materials used in its products. Certain of these agreements require the Company to pay ongoing royalties based on the number of products shipped containing the licensed material on a quarterly basis. Royalty expense related to these agreements aggregated $0 and $2,083 for the years ended December 31, 2019 and 2018, respectively.

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

While the ultimate resolution is unknown, based on the information currently available, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019 and the Company filed its Reply Brief responding to Axon on November 27, 2019. The United States Court of Appeals for the Federal Circuit scheduled oral argument on the Company’s appeal of the district court’s summary judgment order on April 6, 2020. This appeal will address the incorrect and mistaken dismissal of Digital Ally’s claims against Axon by Judge Carlos Murguia in the U.S. District Court of Kansas litigation. If the Court of Appeals overturns the summary judgment ruling, a new judge will be assigned to handle the litigation with Axon due to the recent resignation of Judge Murguia. On March 12, 2020, the panel of judges for the United States Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020 having determined that they will decide the appeal based on the parties’ briefs without oral argument.

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

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to Tour of annual sponsorship fees. The suit was resolved and the case has been dismissed by Plaintiff with prejudice on April 17, 2019.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $108,688 and $112,622 for the years ended December 31, 2019 and 2018, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2019, the Company had advanced a total of $274,731 pursuant to this agreement and established an allowance reserve of $224,731 for a net advance of $50,000. The minimum sales threshold was not met, and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. As of December 31, 2019, the Company had advanced a total of $53,332 pursuant to this agreement.

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $2,112,090 and $2,272,656 for the years ended December 31, 2019 and 2018, respectively.

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

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 4,175,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2019 total 8,063. The 2006 Plan terminated during 2016 with 24,662 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2019 total 42,812. The 2007 Plan terminated during 2017 with 88,401 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2019 total 6,250. The 2008 Plan terminated during 2018 with 8,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2019 total 32,250.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 629,186 shares remained available for awards under the various Plans as of December 31, 2019.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2019 and 2018 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2018	350,269	$13.44
Granted	160,000	2.20
Exercised	—	—
Forfeited	(76,257)	(45.52)
Outstanding at December 31, 2018	434,012	$4.62
Exercisable at December 31, 2018	354,012	$5.17

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	434,012	$4.62
Granted	180,000	3.01
Exercised	—	—
Forfeited	(24,887)	(13.78)
Outstanding at December 31, 2019	589,125	$3.74
Exercisable at December 31, 2019	499,125	$3.87

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2019 and 2018 was $436,217 and $284,384, respectively.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the years ended December 31, 2019 and 2018:.

	2019	2018
	Assumptions	Assumptions
Volatility – range	107.6%	107.5%
Risk-free rate	2.23%	2.74%
Contractual term	5.5 years	5.5 years
Exercise price	$3.01	$2.20

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, the aggregate intrinsic value of options outstanding was approximately $-0- and $76,800, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $76,800, respectively. No options were exercised in the years ended December 31, 2019 and 2018.

As of December 31, 2019, the unrecognized portion of stock compensation expense on all existing stock options was $181,757 and will be recognized over the next five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2019:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	470,313	8.4 years	380,313	8.1 years
$3.50 to $4.99	66,875	4.3 years	66,875	4.3 years
$5.00 to $6.49	—	— years	—	— years
$6.50 to $7.99	8,437	1.8 years	8,437	1.8 years
$8.00 to $9.99	2,500	1.4 years	2,500	1.4 years
$10.00 to $19.99	39,750	1.0 years	39,750	1.0 years
$20.00 to $24.99	1,250	0.1 years	1,250	0.1 years

	589,125	7.3 years	499,125	6.9 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2019 and 2018 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2018	791,725	$4.37
Granted	484,500	2.27
Vested	(470,175)	(3.83)
Forfeited	(33,900)	(4.04)
Nonvested balance, December 31, 2018	772,150	$3.40

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2019	772,150	$3.40
Granted	522,110	2.91
Vested	(774,015)	(3.35)
Forfeited	(5,370)	(3.46)
Nonvested balance, December 31, 2019	514,875	$2.97

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2019, there were $379,623 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 12 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020	264,750
2021	250,125

NOTE 14. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 4,824,573 shares of common stock at $1.40 to $16.50 per share as of December 31, 2019. The warrants expire from July 15, 2020 through December 23, 2024 and allow for cashless exercise.

Certain common stock purchase warrants issued in August 2014 contained anti-dilution provisions that triggered a reset as a result of the April 2018 financing transaction. The reset provisions resulted in the 12,200 warrants held at an exercise price of $7.32 per share increased by 159,538 warrants resulting in a final reset to 172,038 warrants at an exercise price of $0.52 per share. All warrants subject to the reset provision have now been exercised.

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2019 and 2018:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2018	3,233,466	$6.57
Granted	1,478,379	2.90
Warrant reset	159,538	0.52
Exercised	(171,738)	(0.52)
Cancelled	(42,500)	(8.50)
Vested Balance, December 31, 2018	4,657,145	$5.54

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2019	4,693,145	$5.40
Granted	678,428	1.75
Exercised	(529,000)	(2.96)
Cancelled	(18,000)	(3.50)
Vested Balance, December 31, 2019	4,824,573	$5.15

The total intrinsic value of all outstanding warrants aggregated $-0- as of December 31, 2019 and the weighted average remaining term is 33.2 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 31, 2019:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$1.40	107,000	5.0 years
$1.81	571,428	4.6 years
$2.60	465,712	3.6 years
$3.00	701,667	3.3 years
$3.25	120,000	3.0 years
$3.36	680,000	2.2 years
$3.36	200,000	3.2 years
$3.65	200,000	2.5 years
$3.75	94,000	2.6 years
$5.00	800,000	2.0 years
$13.43	879,766	1.1 years
$16.50	5,000	0.5 years

	4,824,573	2.8 years

NOTE 15. STOCKHOLDERS’ EQUITY

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

NOTE 16. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
Numerator for basic and diluted income per share – Net loss	$(10,005,713)	$(15,544,551)

Denominator for basic loss per share – weighted average shares outstanding	11,478,618	8,073,257
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	11,478,618	8,073,257

Net loss per share:
Basic	$(0.87)	$(1.93)
Diluted	$(0.87)	$(1.93)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2019 and 2018, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Note 17 - Subsequent events

2020 Issuance of Restricted Common Stock.- On January 3, 2020, the board of directors approved the grant of 530,050 restricted common shares to officers and employees of the Company. Such shares will generally vest one-half on January 2, 2021 and one half on January 2, 2022, provided that each grantee remains an officer or employee on such dates.

2019 Secured Convertible Notes.- Subsequent to December 31, 2019, the holders of the 2019 Convertible Notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company exercised their right to prepay in cash the remaining outstanding principal balance aggregating $574,341. Their remain no outstanding 2019 Convertible notes as a result of these conversions and prepayments.

Underwritten public offering - On March 3, 2020, the Company consummated an underwritten public offering of 2,521,740 shares of common stock (the Offering”). The Offering was conducted pursuant to an underwriting agreement, dated February 27, between the Company and Aegis Capital Corp. (the “Underwriters”). The common stock in the Offering was sold at a public offering price of $1.15 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 378,261 additional shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any.

The common stock in the Offering was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227). The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common shares in the Offering. In addition, the Company agreed to pay the Underwriters (a) a non-accountable expense reimbursement of 1% of the gross proceeds received and (b) “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $50,000.

Under the underwriting agreement, the Company and its officers and directors executed lock-up agreements whereby, (a) the Company has agreed not to engage in the following for a period of 45 days from the date of the pricing of the Offering, (1) offer, sell or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company, or (2) file or caused to be filed any registration statement with the SEC relating to the offering of any shares of the Company’s capital stock or any securities convertible into or exercisable or exchangeable for shares of the Company’s capital stock, and (b) the Company’s executive officers and directors, as of the pricing date of the Offering, have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any securities of the Company without the prior written consent of the Underwriters, for a period of 45 days from the date of the offering.

The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and other estimated offering expenses, and assuming the Underwriters do not exercise their option to purchase the option shares, are approximately $2.9 million. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and the non-accountable expense reimbursement, but before deducting other expenses in connection with the offering, and assuming the Underwriters do not exercise their option to purchase the option Shares, are approximately $2.67 million. The Company intends to use the net proceeds from this offering to fund the repayment of debt and for general corporate purposes.

Debt Financing:- The Company entered two debt instruments subsequent to December 31, 2019 as follows:

●	During February 2020, the Company borrowed a total of $289,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes.

●	On January 17, 2020, the Company borrowed a total of $100,000 from an individual under an unsecured promissory note bearing interest at 8% through its April 17, 2020 maturity date. In connection with the loan, the Company issued the individual a warrant for the purchase of 35,750 shares of common stock at $1.40 per share for a period of five years from the date of the note. The proceeds from the note were used for general corporate purposes.

NASDAQ Listing - Our Common Stock is currently listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

If our Common Stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media. Also, it may be difficult for us to raise additional capital if we are not listed on Nasdaq or a major exchange.

On July 11, 2019, Nasdaq notified us that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (the “MVLS”) for our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until January 7, 2020, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the minimum MVLS for our Common Stock must have been at least $35 million for a minimum of ten consecutive business days at any time during this 180-day period. If we failed to regain compliance with such rule by January 7, 2020, we were subject to being be delisted from Nasdaq. If we were delisted from The Nasdaq Capital Market, our Common Stock may lose liquidity, increase volatility, and lose market maker support.

On January 8, 2020, we received a determination letter from the staff of Nasdaq stating that we had not regained compliance with the MVLS Standard, since our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under the MLVS Rule and had not been at least $35 million for a minimum of ten consecutive business days at any time during the 180-day grace period granted to us. Pursuant to the letter, unless we requested a hearing to appeal this determination by January 15, 2020, our Common Stock would be delisted from Nasdaq and trading of our Common Stock would have been suspended at the opening of business on January 17, 2020.

On January 13, 2020, we requested a hearing before the Nasdaq Hearings Panel to appeal the Letter and the Staff of Nasdaq notified us that a hearing was scheduled for February 20, 2020. We were asked to provide the Panel with a plan to regain compliance with the minimum MLVS requirement under the MLVS Rule, which needed to include a discussion of the events that we believe will enable us to timely regain compliance with the minimum MLVS requirement. On January 21, 2020, we submitted such a compliance plan.

On March 6, 2020, we received notice from the NASDAQ hearing panel that the Company has been granted an extension until June 30, 2020 to regain compliance with Rule 5550(b), which requires us to have at least i) $2.5 million in shareholder equity; or ii) $35 million in market value of listed securities, or iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. Our goal is to meet the $2.5 million minimum shareholder equity requirement for continued listing on NASDAQ. There can be no assurance that we will regain compliance with the NASDAQ’s Listing Rule regarding our $2.5 million minimum shareholder equity requirement on or prior to the June 30, 2020 required date. Furthermore, even if we regain compliance on or prior to such date, we must thereafter continue to maintain compliance the continued listing rule.

COVID – 19 Pandemic - The accompanying consolidated financial statements as well as the Notes to the Consolidated Financial Statements, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (COVID-19). Although we remain open as an “essential business,” our supply chain has been disrupted and our customers and in particular our commercial customers have been significantly impacted which has in turn reduced our operations and activities. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading the our consolidated financial statements, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of COVID - 19.

*************************************

