Form 10-K/A
period 2019-12-31
DIGITAL ALLY INC
filed 2020-04-29
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

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

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2019

Explanatory Note

On April 6, 2020, Digital Ally, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). Digital Ally, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of Aaron’s, Inc.’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “Digital Ally,” the “Company,” “we,” “us” or “our” refer to Digital Ally, Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Digital Ally’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of the members of our Board of Directors and certain information about them as of the date of this Form 10-K/A are set forth below:

Name of Board of Director Member	Principal Occupation	Age	Director Since
Stanton E. Ross	Chairman, President and Chief Executive Officer	57	2005
Leroy C. Richie (1)(2)(3)	Lead Outside Director, Chairman of the Nominating and Governance Committee and Compensation Committee and attorney	77	2005
Daniel F. Hutchins (1)	Certified Public Accountant; Chairman of Audit Committee	63	2007
Michael J. Caulfield (1)(2)(3)	Investment banking-retired	63	2016

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Governance Committee and Compensation Committee

Stanton E. Ross has served as Chairman, President and Chief Executive Officer since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company (“Infinity”), and served as an officer and director of each of Infinity’s subsidiaries. He resigned from all of his positions with Infinity in June 2005, except Chairman, but was reappointed President in October 2006. Mr. Ross served on the board of directors of Studio One Media, Inc., a publicly held company, from January 2013 to March 2013. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to Infinity in 2016. In late 2007, Infinity sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and Infinity and has not held any others during the previous five years, except for Studio One Media, Inc. The Company believes that Mr. Ross’s broad entrepreneurial, financial and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Leroy C. Richie has been the Lead Outside Director (defined below) of Digital Ally since September 2005. He is also the Chairman of both the Compensation Committee and the Nominating and Governance Committee and a member of the Audit Committee. Since June 1, 1999 Mr. Richie has been a director of Infinity Energy Resources, Inc., a publicly held oil and gas exploration and development company. Additionally, until 2017, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie serves as a member of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

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

Michael J. Caulfield was elected a Director in May 2016. He is a member of the Audit Committee, Compensation Committee and Nominating and Governance Committee. He served as Vice President – Strategic Development of the Company from June 1, 2009 to January 11, 2012. Mr. Caulfield was most recently (2012-2016) a Vice-Chairman at Teneo Holdings, LLC, a global advisory firm where he was responsible for the firm’s investment banking relationships with a broad range of industrial companies. From 2006 to 2009, Mr. Caulfield served as a Managing Director at Banc of America Securities (“BAS”), where he was responsible for the merger, acquisition, divestiture and restructuring advisory services for a number of large public and private companies. He was also in charge of BAS’s global investment banking activities involving the Safety, Security, Engineering and Construction Industries. Prior to joining BAS, Mr. Caulfield spent six years (2000-2006) as a Managing Director with Morgan Stanley in New York City, leading that global investment banking firm’s efforts in the Aerospace and Defense Industries. He was also responsible for the investment banking relationships with a number of Morgan Stanley’s largest clients. From 1989 to 2000, he worked at General Electric Capital Corp., where he served as a Managing Director and head of the Corporate Finance Group. In this capacity, he advised GE Capital and the industrial divisions of General Electric on such issues as capital structuring, mergers and acquisitions, and private equity transactions. Mr. Caulfield received an MBA from the Wharton School of the University of Pennsylvania and a B.S. Degree from the University of Minnesota.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our directors, director nominees and executive officers. Board vacancies are filled by a majority vote of the Board.

Executive Officers Who Are Not Directors

Set forth below are the names and ages of each current executive officer of the Company who is not a director. All positions and offices with the Company held by each such person are also indicated.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
Thomas J. Heckman (60)	Chief Financial Officer, Treasurer and Secretary since January 2, 2008.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any petition under federal or state bankruptcy laws filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for, the business or property of the person, or any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, par value $0.001 per share (the “Common Stock”), to file with the SEC reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Board of Directors and Committee Meetings

Our Board of Directors held six meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2019. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2019. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve, and are also expected to attend our annual meeting of stockholders. All directors then in office attended the Company’s annual meeting of stockholders that was held on May 21, 2019 (the “2019 Annual Meeting of Stockholders”).

Committees of the Board of Directors

Our Board of Directors currently has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2019 and year-to-date 2020.

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations in conjunction with management and our public auditors; conferring with management and the independent auditors regarding the effectiveness of internal controls, financial reporting processes and disclosure controls; consulting with management and the independent auditors regarding Company policies governing financial risk management; reviewing and discussing reports from the independent auditors on critical accounting policies used by the Company; establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing and approving related-person transactions in accordance with the Company’s policies and procedures with respect to related-person transactions and applicable rules; reviewing the financial statements to be included in our annual report on Form 10-K; discussing with management and the independent auditors the results of the annual audit and the results of quarterly reviews and any significant changes in our accounting principles; and preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The Audit Committee held four meetings during the year ended December 31, 2019. On September 22, 2005, the Company created the Audit Committee and adopted a written charter for it. The members of our Audit Committee are Daniel F. Hutchins, Leroy C. Richie and Michael J. Caulfield. The Board of Directors determined that Mr. Hutchins qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee to assure that such services do not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditors are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the table, as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent registered public accounting firm. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

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

Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. The members of our Compensation Committee are Leroy C. Richie, Chairman, and Michael J. Caulfield. The Compensation Committee held one meeting and acted several times by unanimous written consent resolutions during the year ended December 31, 2019. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer, also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation. On September 22, 2007, the Board of Directors adopted a written charter for the Compensation Committee

Nominating and Governance Committee

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

Our Nominating and Governance Committee is comprised of three Directors, whom the Board considers to be independent under the rules of the Securities and Exchange Commission. The Nominating and Governance Committee held one meeting during the year ended December 31, 2019. The members of our Nominating and Governance Committee are Leroy C. Richie, who serves as Chairman, and Michael J. Caulfield. The Committee was created by our Board of Directors on December 27, 2007, when the Board of Directors adopted a written charter, which was amended in February 2010.

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

The Board of Directors has designated the Audit Committee to take the lead in overseeing risk management at the Board of Directors level. Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties. In this role, the Audit Committee receives reports from management, an independent registered public accounting firm, outside legal counsel, and other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

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

Board Leadership Structure

Our Board of Directors does not have a policy on whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interest of us and our stockholders. The Board of Directors believes that Mr. Ross’s service as both Chief Executive Officer and Chairman of the Board is in the best interest of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of Mr. Richie, the lead director, to ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions.

Our Board of Directors also believes that a lead director is part of an effective Board leadership structure. To this end, the Board has appointed Mr. Richie as the Lead Outside Director. The independent directors meet regularly in executive sessions at which only they are present, and the Lead Outside Director chairs those sessions. As the Lead Outside Director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee that evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating and Governance Committee and the Board believe that its leadership structure, which includes the appointment of an independent lead director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent. Our Board of Directors believes that the independent directors provide effective oversight of management.

Procedures for Security Holders to Recommend Nominees to the Board

There were no material changes to the procedures by which stockholders may recommend nominees to our Board since they were last disclosed in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2019 and 2018:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)(3)(4)(5)(6)	Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2019	$250,000	$250,000	$727,500	$—	$18,089	$1,245,589
Chairman, CEO and President	2018	$250,000	$250,000	$560,000	$—	$26,390	$1,086,390

Thomas J. Heckman	2019	$230,000	$230,000	$436,500	$—	$7,845	$904,345
Vice President, Chief Financial Officer, Treasurer and Secretary	2018	$230,000	$23,000	$347,500	$—	$20,460	$620,960

(1)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 13 to the consolidated financial statements that appear in the Original Form 10-K for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

(2)	Amounts included in all other compensation include the following items: the employer contribution to the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) on behalf of the named executive. We are required to provide a 100% matching contribution for all who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for all employees’ elective deferral between 4% and 5%. The employee is (i) 100% vested at all times in the employee contributions and employer matching contributions; (ii) Company paid healthcare insurance; (iii) Company paid contributions to health savings accounts; and (iv) Company paid life, accident and disability insurance. See “All Other Compensation Table” below.

(3)	Stock awards include the following restricted stock granted during 2018 to Mr. Ross: (i) 50,000 shares at $2.70 per share that vest ratably over the one-year period ending April 15, 2019; and (ii) 200,000 shares at $2.125 per share that vest ratably over the one-year period ending July 5, 2019.

(4)	Stock awards include the following restricted stock granted during 2018 to Mr. Heckman: (i) 50,000 shares at $2.70 per share that vest ratably over the one-year period ending April 15, 2019; and (ii) 100,000 shares at $2.125 per share that vest ratably over the one-year period ending July 5, 2019.

(5)	Stock awards include the following restricted stock granted during 2019 to Mr. Ross: 250,000 shares at $2.91 per share that vest ratably over the two-year period ending January 2, 2021.

(6)	Stock awards include the following restricted stock granted during 2019 to Mr. Heckman: 150,000 shares at $2.91 per share that vest ratably over the two-year period ending January 2, 2021.

All Other Compensation Table

Name	Year	401(k) Plan contribution by Company	Company paid healthcare insurance	Flexible & health savings account contributions by Company	Company paid life, accident & disability insurance	Other Contractual payments	Total
Stanton E. Ross	2019	$2,558	$13,910	$1,100	$521	$—	$18,089
Chairman, CEO and President	2018	$8,694	$16,075	$1,100	$521	$—	$26,390

Thomas J. Heckman	2019	$2,477	$4,347	$500	$521	$—	$7,845
Vice President, Chief Financial Officer, Treasurer and Secretary	2018	$9,000	$10,220	$719	$521	$—	$20,460

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

For fiscal year 2019, the Compensation Committee of the Board of Directors (the “Committee”) set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $250,000 and $230,000, respectively. This represents no increase or decrease from the previous year.

For fiscal year 2018, the Committee set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $250,000 and $230,000, respectively. This represents an increase from the previous year.

The Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both individual and our performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executive’s responsibilities with us. The Committee determined that Messrs. Ross and Heckman were eligible for awards of stock options or restricted stock in 2019 based on their performance. Refer to the “Grants of Plan-Based Awards” table below for restricted stock awards made in 2019. The Committee also determined that Messrs. Ross and Heckman would be eligible in 2020 for awards of restricted stock or stock options. On January 3, 2020, the Committee approved the award of 250,000 restricted shares to Mr. Ross and 150,000 restricted shares to Mr. Heckman, both of which vest 50% on January 2, 2021 and 50% on January 2, 2022, provided each person is employed with us at such point.

Bonuses. The Compensation Committee determined to award bonuses to each of the executive officers in 2019 and 2018, as set forth in the foregoing table. Refer to the “Summary Compensation Table” above for the bonuses paid to Messrs. Ross and Heckman in 2019 and 2018. In fiscal 2019, Messrs. Ross and Heckman were eligible for, and received, bonuses of up to $250,000 and $230,000, respectively. The Compensation Committee reviews each executive officer’s performance on a quarterly basis and determines what, if any, portion of the bonus he has earned and will be paid as of such point.

Other. In July 2008, we amended and restated our 401(k) retirement savings plan (the “401(k) Plan”). The amended plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employees’ elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2010. Each participant is 100% vested at all times in employee and employer matching contributions. As of December 31, 2019, a total of 194,065 shares of our Common Stock were held in the 401(k) Plan. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our Common Stock held in the 401(k) Plan. We have no profit sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

The following table presents information concerning the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2019:

Grants of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All Other stock awards: Number of shares of stock or units: (#) (1)		Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (2)
Stanton E. Ross Chairman, CEO and President	January 3, 2019	January 3, 2019	250,000	(1)	$2.91	$727,500

Thomas J. Heckman Vice President CFO, Treasurer and Secretary	January 3, 2019	January 3, 2019	150,000	(1)	$2.91	$436,500

(1)	These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a two-year period (50% on January 2, 2020 and 50% on January 2, 2021) contingent upon whether the individual is still employed by us at that point.

(2)	Stock awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718. Please refer to Note 13 to the consolidated financial statements that appear in the Original Form 10-K for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers. However, on December 23, 2008, we entered into retention agreements with the following executive officers: Stanton E. Ross and Thomas J. Heckman. In April 2018 we amended these agreements.

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on January 1, 2020 and that the amendments to the retention agreements of each person were in effect.

Retention Agreement Compensation

Name	Change in control payment due based upon successful completion of transaction	Severance payment due based on termination after Change of Control occurs	Total
Stanton E. Ross	$125,000	$500,000	$625,000
Thomas J. Heckman	$115,000	$460,000	$575,000
Total	$240,000	$960,000	$1,200,000

The retention agreements guarantee the executive officers specific payments and benefits upon a Change in Control of the Company. The retention agreements also provide for specified severance benefits if, after a Change in Control of the Company occurs, the executive officer voluntarily terminates employment for “Good Reason” or is involuntarily terminated without “Cause.”

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (iii) a majority of the Board of Directors is replaced and/or dismissed by the stockholders of the Company without the recommendation of or nomination by the Company’s current Board of Directors; (iv) the Company’s Chief Executive Officer (the “CEO”) is replaced and/or dismissed by stockholders without the approval of the Board of Directors; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

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

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2019:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross Chairman, CEO and President	15,000	—	—	$4.80	January 13, 2022	375,000	$382,500	—	$—

Thomas J. Heckman CFO, Treasurer and Secretary	12,500	—	—	$13.20	January 11, 2021	225,000	$229,500	—	$—

(1)	These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2)	Market value based upon the closing market price of $1.02 on December 31, 2019.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2019 for the Named Executive Officers for the year ending December 31, 2019:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross Chairman, CEO & President	—	$—	395,000	$882,050	(1)
Thomas J. Heckman CFO, Treasurer and Secretary	—	$—	245,000	$597,550	(1)

(1)	Based on the closing market price of our Common Stock of $2.75 on January 22, 2019, the date of vesting for 125,000 shares of Common Stock for Mr. Ross and 75,000 shares of Common Stock for Mr. Heckman, $4.38 on April 15, 2019, the date of vesting for 50,000 shares of Common Stock for both Mr. Ross and Mr. Heckman, $1.47 on July 4, 2019, the date of vesting for 200,000 shares of Common Stock for Mr. Ross and 100,000 shares of Common Stock for Mr. Heckman, and $1.265 on October 30, 2019, the date of vesting for 20,000 shares of Common Stock for both Mr. Ross and Mr. Heckman.

Director Compensation

Our non-employee directors received the stock option grants noted in the “Director Compensation” table below for their service on the Board of Directors in 2019, including on the Audit, Nominating and Governance and Compensation Committees.

In July 2018, we granted to Messrs. Richie, Caulfield and Hutchins each options exercisable to acquire 50,000 shares of Common Stock at an exercise price of $2.20 per share for their service on the Board of Directors until the next annual meeting of stockholders with vesting to occur on a periodic basis through May 5, 2019 provided each person remained a director at such dates.

In May 2019, we granted to Messrs. Richie, Caulfield and Hutchins each options exercisable to acquire 60,000 shares of Common Stock at an exercise price of $3.01 per share for their service on the Board of Directors until the next annual meeting of stockholders with vesting to occur ratably through May 1, 2020 provided each person has remained a director at such dates.

Director compensation for the year ended December 31, 2019 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($) (2)	Option awards ($) (2)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors (1)	$—	$—	$—	$—
Leroy C. Richie	$75,000	$—	$145,406	$220,406
Daniel F. Hutchins	$65,000	$—	$145,406	$210,406
Michael J. Caulfield	$60,000	$—	$145,406	$205,406

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation or stock options for his services as a director.

(2)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for stock options and restricted stock granted. Please refer to Note 13 to the consolidated financial statements that appear in the Original Form 10-K for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

Stock Option and Restricted Stock Grants to Directors

Name of Individual	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross (1)	—	—	$—
Leroy C. Richie (2)	—	60,000	$3.01
Daniel F. Hutchins (2)	—	60,000	$3.01
Michael J. Caulfield (2)	—	60,000	$3.01

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation or stock options for his services as a director.

(2)	The stock option grants were issued on May 21, 2019 with vesting to occur ratably through May 1, 2020.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

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

On January 17, 2006, our Board of Directors adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2006 Plan terminated in 2016 with 24,662 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2019 total 42,812.

On January 24, 2007, our Board of Directors adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2007 Plan terminated in 2017 with 88,401 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2019 total 6,250.

On January 2, 2008, our Board of Directors adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares of Common Stock for future grants under it. The 2008 Plan terminated in 2018 with 8,249 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2019 total 32,250.

On March 18, 2011, our Board of Directors adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares of Common Stock for future grants under it. At December 31, 2018, there were no shares of Common Stock reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2019 total 9,750.

On March 22, 2013, our Board of Directors adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2018, there were no shares of Common Stock reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2019 total 20,000.

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

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are collectively referred to as the “Plans.”

The Plans authorize us to grant (i) to the key employees incentive stock options (except for the 2007 Plan) to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock. The Compensation Committee of our Board of Directors administers the Plans by making recommendations to the Board of Directors or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8 filings with the SEC which registered a total of 4,175,000 shares of Common Stock issued or to be issued upon exercise of the stock options underlying the various stock option plans.

The following table sets forth certain information regarding the stock option plans adopted by the Company as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	582,875	$3.63	629,186
Equity compensation plans not approved by stockholders	6,250	13.71	—
Total all plans	589,125	$3.74	629,186

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans is in the discretion of the administrator and therefore cannot be determined in advance. The Board of Directors’ policy in 2019 was to grant officers an award of 250,000 restricted shares of Common Stock to our CEO/President and 150,000 restricted shares of Common Stock to our CFO/Treasurer and each non-employee director an award of options to purchase 60,000 shares of Common Stock, all subject to vesting requirements.

The following table sets forth (a) the aggregate number of shares of Common Stock subject to options granted under the Plans during the year-ended December 31, 2019 and (b) the average per share exercise price of such options.

Stock Option and Restricted Stock Grants

Name of Individual or Group	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross, Chairman of the Board of Directors, CEO & President	250,000	—	$—
Leroy C. Richie, Director	—	60,000	$3.01
Daniel F. Hutchins, Director	—	60,000	$3.01
Michael J. Caulfield, Director	—	60,000	$3.01
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	150,000	—	$—

All executive officers, as a group	400,000	—	$—
All directors who are not executive officers, as a group	—	180,000	$3.01
All employees who are not executive officers, as a group	121,040	—	$—

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of April 29, 2020, information regarding beneficial ownership of our Common Stock, as adjusted to reflect the sale of the securities offered by us in this offering for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 29, 2020. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 29, 2020, are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Digital Ally, Inc., 9705 Loiret Blvd., Lenexa, KS 66219.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:
Michael Glita 25 Notchpark Road Little Falls, NJ 07424	1,410,475	8.5%	8.5%
Executive Officers and Directors:
Stanton E. Ross (2)	1,408,551	8.5%	8.5%
Leroy C. Richie (3)	190,468	1.2%	1.1%
Daniel F. Hutchins (4)	193,950	1.2%	1.2%
Michael J. Caulfield (5)	152,855	0.9%	0.9%
Thomas J. Heckman (6)	1,162,913	7.0%	7.0%

All executive officers and directors as a group (five individuals)	3,063,737	18.7%	18.7%

(1)

Based on 16,139,860 shares of Common Stock issued and outstanding as of April 29, 2020 and, with respect only to the ownership by all executive officers and directors as a group, an additional aggregate of 488,750 options vested or to vest within sixty (60) days held by officers and directors as of April 29, 2020.

(2)	Mr. Ross’s total shares include: (i) 375,000 restricted shares that are subject to forfeiture to us and (ii) vested options exercisable to purchase 15,000 shares of Common Stock. Mr. Ross has pledged 200,525 shares of Common Stock and options exercisable to purchase 15,000 shares of Common Stock to the lenders as collateral for personal loans.

(3)	Mr. Richie’s total shares include vested options exercisable to purchase 151,250 shares of Common Stock.

(4)	Mr. Hutchins’ total shares include vested options exercisable to purchase 160,000 shares of Common Stock.

(5)	Mr. Caulfield’s total shares include vested options exercisable to purchase 150,000 shares of Common Stock.

(6)	Mr. Heckman’s total shares include (i) 225,000 restricted shares that are subject to forfeiture to us, (ii) vested options exercisable to purchase 12,500 shares of Common Stock and (iii) 176,429 shares of Common Stock held in the Company’s 401(k) Plan (on December 31, 2019) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan. Mr. Heckman has pledged 143,059 shares of Common Stock to financial institutions as collateral for personal loans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

We engaged in no reportable transactions with related persons since the years ended December 31, 2019 and 2018 that involved an amount that exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, other than the following:

We entered into an agreement that required us to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of our chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for our body-worn camera and related cloud storage products to customers in the United States. We advanced amounts to the LLC as advance against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow us to terminate the contract if such minimums are not met. As of the date of this filing, we had advanced a total of $274,731 pursuant to this agreement and established an allowance reserve of $224,731 for a net advance of $50,000. The minimum sales threshold has not been met and we have discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

Director Independence

As our Common Stock is listed on The Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market LLC (“Nasdaq”). Our Board affirmatively determined that Leroy C. Richie, Daniel F. Hutchins and Michael J. Caulfield are “independent directors,” as that term is defined in the Marketplace Rules of Nasdaq.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors has appointed RBSM LLP (“RBSM”) as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2019 and has been selected by the Audit Committee to continue as our independent registered audit firm for the current fiscal year.

On June 19, 2019, the Audit Committee of the Board of Directors of the Company approved the engagement of RBSM as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019, and dismissed RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm.

RSM’s audit reports on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that RSM’s audit reports for the year ended December 31, 2018 contained an emphasis of a matter regarding the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2018, and the subsequent interim periods through June 19, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RSM’s satisfaction, would have caused RSM to make reference thereto in its reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2018, and the subsequent interim periods through April 18, 2019, neither the Company nor anyone acting on its behalf has consulted with RBSM regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Audit and Related Fees

The following table is a summary of the fees billed to us by RBSM LLP for the fiscal year ended December 31, 2019 and RSM US LLP for the fiscal year ended December 31, 2018:

Fee Category	Fiscal 2019 fees	Fiscal 2018 fees
Audit fees	$106,400	$222,730
Audit-related fees	—	44,625
Tax fees	—	—
All other fees	—	11,343
Total fees	$106,400	$278,698

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2019, such fees were related primarily to server hardware and telephone system maintenance and upgrades. In fiscal 2018, such fees were also related primarily to server hardware and telephone system upgrades.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All the fees shown above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the Original Form 10-K:

Exhibit Number	Description of Exhibit
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
President and Chief Executive Officer

