Form 10-Q
period 2020-03-31
DIGITAL ALLY INC
filed 2020-05-20
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 19, 2020
Common Stock, $0.001 par value	16,127,110

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$328,526	$359,685
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2020 and 2019	1,538,487	1,071,018
Accounts receivable-other	558,763	514,730
Inventories, net	5,137,886	5,280,412
Income tax refund receivable, current	44,650	44,650
Prepaid expenses	420,812	381,090

Total current assets	8,029,124	7,651,585

Furniture, fixtures and equipment, net	150,468	197,063
Intangible assets, net	417,585	413,268
Operating lease right of use assets	94,449	122,459
Other assets	545,252	532,500

Total assets	$9,236,878	$8,916,875

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,305,070	$2,339,985
Accrued expenses	874,364	845,881
Current portion of operating lease obligations	49,828	159,160
Contract liabilities-current	1,897,502	1,707,943
Unsecured promissory note payable, net of unamortized discount of $0 – 2020 and $66,061 – 2019	300,000	233,939
Unsecured promissory note payable - related party	289,000	—
Secured convertible notes at fair value – current portion	—	1,593,809
Income taxes payable	5,934	5,934

Total current liabilities	5,721,698	6,886,651

Long-term liabilities:
Proceeds investment agreement, at fair value	6,193,000	6,500,000
Operating lease obligation, long term	44,620	44,460
Contract liabilities-long term	1,751,070	1,803,143

Total liabilities	13,710,388	15,234,254

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued: 16,067,928 – 2020 and 12,079,095 – 2019	16,068	12,079
Additional paid in capital	87,390,377	83,216,387
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(89,722,729)	(87,388,619)

Total stockholders’ deficit	(4,473,510)	(6,317,379)

Total liabilities and stockholders’ deficit	$9,236,878	$8,916,875

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(unaudited)

	2020	2019
Revenue:
Product	$1,766,536	$1,920,464
Service and other	659,209	630,332

Total revenue	2,425,745	2,550,796

Cost of revenue:
Product	989,247	1,263,071
Service and other	171,470	105,985

Total cost of revenue	1,160,717	1,369,056

Gross profit	1,265,028	1,181,740
Selling, general and administrative expenses:
Research and development expense	485,748	462,171
Selling, advertising and promotional expense	682,381	755,989
Stock-based compensation expense	311,677	725,198
General and administrative expense	1,712,590	2,324,540

Total selling, general and administrative expenses	3,192,396	4,267,898

Operating loss	(1,927,368)	(3,086,158)

Other income (expense):
Interest income	6,263	17,984
Interest expense	(307,560)	—
Change in fair value of secured convertible notes	(412,445)	—
Change in fair value of proceeds investment agreement	307,000	(137,000)

Total other expense	(406,742)	(119,016)

Loss before income tax benefit	(2,334,110)	(3,205,174)
Income tax benefit	—	—

Net loss	$(2,334,110)	$(3,205,174)

Net loss per share information:
Basic	$(0.17)	$(0.29)
Diluted	$(0.17)	$(0.29)

Weighted average shares outstanding:
Basic	13,888,438	10,941,856
Diluted	13,888,438	10,941,856

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$$ (77,382,906)	$(1,412,180)
Stock-based compensation	—	—	725,198	—	—	725,198
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(2,500)	(2)	2	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	161,000	161	515,839	—	—	516,000
Net loss	—	—	—	—	(3,205,174)	(3,205,174)

Balance, March 31, 2019	11,126,055	$11,126	$79,358,024	$(2,157,226)	$(80,588,080)	$(3,376,156)

Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	1,343,360
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806
Net loss	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	$16,068	$87,390,377	$(2,157,226)	$(89,722,729)	$(4,473,510)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,334,110)	$(3,205,174)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	72,941	109,116
Stock based compensation	311,677	725,198
Provision for inventory obsolescence	285,130	162,856
Amortization of discount on unsecured promissory notes	86,867	—
Change in fair value of secured convertible notes	412,445	—
Change in fair value of proceeds investment agreement	(307,000)	137,000

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(467,469)	145,637
Accounts receivable – other	(44,033)	(52,539)
Inventories	(142,604)	(159,129)
Prepaid expenses	(39,722)	191,772

Operating lease right of use assets	28,010	113,325
Other assets	(12,752)	(41,803)
Increase (decrease) in:
Accounts payable	(34,915)	839,108
Accrued expenses	112,769	(419,695)
Income taxes payable	—	244
Operating lease obligations	(109,172)	(32,164)
Contract liabilities	137,486	(164,272)

Net cash used in operating activities	(2,044,452)	(1,650,520)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(1,666)	(59,277)
Additions to intangible assets	(28,997)	(25,489)
Proceeds from the sale of equipment	—	—

Net cash used in investing activities	(30,663)	(84,766)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	289,000	—
Proceeds from unsecured promissory note payable	100,000	—
Proceeds from sale of common stock in underwritten public offering	2,502,136	—
Principal payment on subordinated notes payable	(100,000)	—
Principal payment on secured convertible notes	(747,180)	—
Proceeds from issuance of common stock upon exercise of warrants	—	516,000

Net cash provided by financing activities	2,043,956	516,000

Net decrease in cash and cash equivalents	(31,159)	(1,219,286)
Cash, cash equivalents, beginning of period	359,685	3,598,807

Cash, cash equivalents, end of period	$328,526	$2,379,521

Supplemental disclosures of cash flow information:
Cash payments for interest	$119,835	$—

Cash payments for income taxes	$—	$5,756

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$530	$522

Restricted common stock forfeitures	$23	$2

Impact of Adoption of ASC 842 - obtaining right of use asset for lease liability	$—	$500,751

Issuance of common stock upon conversion of secured convertible notes	$1,343,360	$—

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$20,806	$—

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. and subsidiary (collectively, “Digital Ally,” “Digital,” the “Company”) produces digital video imaging and storage products for use in law enforcement, security and commercial applications. Its products are an in-car digital video/audio recorder contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has recently added a line of disinfectants manufactured by a third party for use against viruses and bacteria and is offering such products to its law enforcement and commercials customers beginning in the second quarter 2020. The Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

COVID-19 pandemic:

The World Health Organization has declared the outbreak of Covid-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. The Covid-19 pandemic had a negative impact our revenues in the first quarter 2020 and we expect it will adversely affect our business and operations during the remainder of 2020 and while its full and continued impact cannot be determined at present, however it will have a material adverse effect on our future business, financial condition, results of operations, or cash flows. The global spread of Covid-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of Covid-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. We are closely monitoring the spread of Covid-19 and continually assessing its potential effects on our business.

The extent to which our future results are affected by COVID-19 will largely depend on future developments that cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Management’s Liquidity Plan and Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the three months ended March 31, 2020 and for the year ended December 31, 2019 primarily due to reduced revenues and gross margins caused by a variety of factors, including the Covid-19 pandemic and its related effects on our customers and our supply chain, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $2.3 million during the three months ended March 31, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $89.7 million as of March 31, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement, as more fully described in Note 3. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $2.5 million in an underwritten public offering of common stock and $389,000 in unsecured promissory notes and detachable warrants during the three months ended March 31, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, the Company borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, it raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 3. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

On April 4, 2020, the Company entered into a promissory note providing for a loan of $1,418,900 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

The Company settled its lawsuit with the PGA Tour and the case was dismissed by the Plaintiff with prejudice on April 17, 2019. Additionally, the Company settled its lawsuit with WatchGuard on May 13, 2019 and the case was dismissed. See Note 8, “Contingencies” for the details respecting the settlements.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period 2020 to 2023. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which our future operating results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiary, Digital Ally International, Inc. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2020 and 2019, sales by geographic area were as follows:

	Three Months Ended March 31,
	2020	2019
Sales by geographic area:
United States of America	$2,371,687	$2,514,342
Foreign	54,058	36,454
	$2,425,745	$2,550,796

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recently Adopted Accounting Standards:

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which was the first quarter of 2019 for the Company.

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

ASU 2018-09, Codification improvements, clarifies the accounting for a debt extinguishment when the fair value option is elected. Upon extinguishment an entity shall include in net income the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk. The ASU is effective for calendar-year public business entities beginning in 2019. For all other calendar-year entities, it is effective for annual periods beginning in 2020 and interim periods beginning in 2021. Early adoption is permitted for any fiscal year or interim period for which an entity’s financial statements have not yet been issued or have not been made available to be issued. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period such debt was outstanding. Since there is no change accounted for as a change in Credit Risk (included in other comprehensive income/loss), there is no impact to the Company’s financial statements from this new guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation will not be required until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company implemented the revised disclosure requirements upon adoption of ASU 2018-13.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw material and component parts	$4,312,384	$4,481,611
Work-in-process	60,862	35,858
Finished goods	4,881,662	4,906,956

Subtotal	9,254,908	9,424,425
Reserve for excess and obsolete inventory	(4,117,022)	(4,144,013)

Total	$5,137,886	$5,280,412

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $124,557 and $80,711 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2020	December 31, 2019
2019 Secured convertible notes, at fair value	$—	$1,593,809
2018 Proceeds investment agreement, at fair value	6,193,000	6,500,000
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at March 31, 2020 and December 31, 2019, respectively	300,000	233,939
Unsecured promissory notes payable – Related party	289,000	—
Debt obligations	$6,782,000	$8,327,748

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

During the three months ended March 31, 2020, the holders of the 2019 Convertible Notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the three months ended March 31, 2020 and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. There remains no outstanding 2019 Convertible notes as of March 31, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the condensed consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the three months ended March 31, 2020:

Amount
Balance at December 31, 2019	$1,593,809
Principal repaid during the period by issuance of common stock	(1,259,074)
Principal repaid during the period by payment of cash	(747,180)
Change in fair value of secured convertible note during the period	412,445

Balance at March 31, 2020	$—

Following is a range of certain estimates and assumptions utilized as of December 31, 2019 to determine the fair value of secured convertible notes:

December 31, 2019
Assumptions
Volatility – range	115%
Risk-free rate	1.60%
Contractual term	0.6 years
Calibrated stock price	$1.06
Debt yield	123.6%

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

The Company utilized a probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard (see Note 12 – Commitments and Contingencies) which involved estimates of the amount and timing of the expected patent asset proceeds from the alleged patent infringement. The fair value of the PIA is updated for actual and estimated activity affecting the probability weighted present value of expected patent asset proceeds at each reporting date with the change charged/credited to operations. Following is a range of certain estimates and assumptions utilized as of March 31, 2020 and December 31, 2019 to probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard:

	March 31, 2020	December 31, 2019
Discount rate	3.6% - 21.3%	3.0% - 16.6%
Expected term to patent asset proceeds payment	0.33 years – 3.75 years	0.58 years - 4 years
Probability of success	5.9% - 38.5%	5.9% - 38.5%
Estimated minimum return payable to BKI	$21 million	$21 million
Negotiation discount	43.3%	43.3%

In May 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 8. In accordance with the terms of the PIA, the Company remitted the $6.0 as a principal payment toward its minimum return payment obligations under the PIA.

The following represents activity in the PIA during the three months ended March 31, 2020:

Beginning balance as of December 31, 2019	$6,500,000
Repayment of obligation	—
Change in the fair value during the period	(307,000)
Ending balance as of March 31, 2020	$6,193,000

Unsecured Promissory Notes Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020 (this note was repaid in full on May 6, 2020). The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $66,061 of the discount amortized to interest expense during the three months ended March 31, 2020.

On January 17, 2020, the Company, borrowed $100,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of April 17, 2020. The Company granted the lender warrants exercisable to purchase a total of 35,750 shares of its common stock at an exercise price of $1.40 per share until January 17, 2025. The Company allocated $20,806 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The note was repaid in full on March 12, 2020 and the discount was amortized to interest expense through the date of payment. The amortization of discount resulted in $20,806 of the discount amortized to interest expense during the three months ended March 31, 2020.

Unsecured Promissory Notes Payable – Related party

During February 2020, the Company borrowed a total of $289,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. Total interest accrued through March 31, 2020 on this promissory note was $2,067.

NOTE 4. FAIR VALUE MEASUREMENT

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$—	$—
Proceeds investment agreement	—	—	6,193,000	6,193,000
	$—	$—	$6,193,000	$6,193,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$1,593,809	$1,593,809
Proceeds investment agreement	—	—	6,500,000	6,500,000
	$—	$—	$8,093,809	$8,093,809

The following table represents the change in Level 3 tier value measurements:

	2019
	Secured	Proceeds
	Convertible	Investment
	Notes	Agreement	Total

Balance, December 31, 2019	$1,593,809	$6,500,000	$8,093,809

Conversion of secured convertible debentures	(1,259,074)	—	(1,259,074)

Repayment of 2019 secured convertible notes	(747,180)		(747,180)
Change in fair value of secured convertible debentures and proceeds investment agreement	412,445	(307,000)	105,445

Balance, March 31, 2020	$—	$6,193,000	$6,193,000

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued warranty expense	$17,008	$17,838
Accrued litigation costs	250,000	295,000
Accrued sales commissions	25,631	28,480
Accrued payroll and related fringes	390,550	233,254
Accrued insurance	20,812	78,579
Accrued sales returns and allowances	5,542	18,258
Accrued sales taxes	49,503	50,136
Other	115,318	124,336

	$874,364	$845,881

Accrued warranty expense was comprised of the following for the three months ended March 31, 2020:

Beginning balance	$17,838
Provision for warranty expense	26,095
Charges applied to warranty reserve	(26,925)

Ending balance	$17,008

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2020 and 2019 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2020 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at March 31, 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $67 million in net operating loss carryforwards to offset future taxable income as of March 31, 2020.

NOTE 7. OPERATING LEASE

The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the lease commencement date to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised. The weighted average remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2020 was one month. The Company has entered into a lease for new office and warehouse space: See NOTE 13. SUBSEQUENT EVENTS.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2020 was 43 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was $98,836 for the three months ended March 31, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2020:

Assets:
Operating lease right of use assets	$94,449

Liabilities:
Operating lease obligations-current portion	$49,828
Operating lease obligations-less current portion	$44,620
Total operating lease obligations	$94,448

The components of lease expense were as follows for the three months ended March 31, 2020:

Selling, general and administrative expenses	$98,836

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020	$52,915
2021	19,176
2022	19,176
2023	15,980
Total undiscounted minimum future lease payments	107,247
Imputed interest	(12,799)
Total operating lease liability	$94,448

NOTE 8. CONTINGENCIES

COVID-19 pandemic

The World Health Organization has declared the outbreak of COVID-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. Our business and operations could be materially and adversely affected by the effects of COVID-19. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business.

The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

On June 17, 2019, the Court granted Axon’s motion for summary judgment that Axon did not infringe on the Company’s patent and dismissed the case. Importantly, the Court’s ruling did not find that Digital’s ‘452 Patent was invalid. It also did not address any other issue, such as whether Digital’s requested damages were appropriate, and it did not impact the Company’s ability to file additional lawsuits to hold other competitors accountable for patent infringement. This ruling solely related to an interpretation of the claims as they relate to Axon and was unrelated to the supplemental briefing Digital recently filed on its damages claim and the WatchGuard settlement. Those issues are separate and the judge’s ruling on summary judgment had nothing to do with Digital’s damages request. The Company filed an appeal to this ruling asking the appellate court to reverse this decision.

The Company filed its Opening Appeal Brief on August 26, 2019 and Axon filed its Responsive Brief on November 6, 2019 and the Company filed its Reply Brief responding to Axon on November 27, 2019. The United States Court of Appeals for the Federal Circuit scheduled oral argument on the Company’s appeal of the district court’s summary judgment order on April 6, 2020. This appeal will address the incorrect and mistaken dismissal of Digital Ally’s claims against Axon by Judge Carlos Murguia in the U.S. District Court of Kansas litigation. If the Court of Appeals overturned the summary judgment ruling, a new judge would be assigned to handle the litigation with Axon due to the resignation of Judge Murguia. On March 12, 2020, the panel of judges for the United States Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020 having determined that they will decide the appeal based on the parties’ briefs without oral argument. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied the Company’s appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. The Company is evaluating its alternatives including whether to file a motion requesting a rehearing in front of the three-judge panel or the entire Court of Appeals.

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

PGA Tour, Inc.

On January 22, 2019 the PGA Tour, Inc. (the “PGA”) filed suit against the Company in the Federal District Court for the District of Kansas (Case No. 2:19-cv-0033-CM-KGG) alleging breach of contract and breach of implied covenant of good faith and fair dealing relative to the Web.com Tour Title Sponsor Agreement (the “Agreement”). The contract was executed on April 16, 2015 by and between the parties. Under the Agreement, Digital Ally would be a title sponsor of and receive certain naming and other rights and benefits associated with the Web.com Tour for 2015 through 2019 in exchange for Digital Ally’s payment to Tour of annual sponsorship fees. The suit was resolved and the case was dismissed by Plaintiff with prejudice on April 17, 2019.

NASDAQ LISTING.

Our Common Stock is listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

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

On March 6, 2020, we received notice from the NASDAQ hearing panel that the Company has been granted an extension until June 30, 2020 to regain compliance with Rule 5550(b), which requires us to have at least i) $2.5 million in shareholder equity; or ii) $35 million in market value of listed securities, or iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. Our goal is to meet the $2.5 million minimum shareholder equity requirement for continued listing on NASDAQ. There can be no assurance that we will regain compliance with the NASDAQ’s Listing Rule regarding our $2.5 million minimum shareholder equity requirement on or prior to the June 30, 2020 required date. Furthermore, even if we regain compliance on or prior to such date, we must thereafter continue to maintain compliance the continued listing rule. NASDAQ has not provided any guidance whether the extension until June 30, 2020 will be affected by the Covid-19 pandemic.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $311,677 and $725,198 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 4,175,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2020 total 8,063. The 2006 Plan terminated during 2016 with 27,412 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2020 total 40,062. The 2007 Plan terminated during 2017 with 89,651 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2020 total 5,000. The 2008 Plan terminated during 2018 with 9,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2020 total 31,250.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 121,636 shares remained available for awards under the various Plans as of March 31, 2020.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the three months ended March 31, 2020:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	589,125	$3.74
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	(9.40)
Outstanding at March 31, 2020	584,125	$3.69
Exercisable at March 31, 2020	539,125	$3.75

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the three months ended March 31, 2020 was $-0- as there were no grants during that period.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2020 and 2019.

At March 31, 2020, the aggregate intrinsic value of options outstanding was approximately $-0- and the aggregate intrinsic value of options exercisable was approximately $-0-. No options were exercised in the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the unrecognized portion of stock compensation expense on all existing stock options was $72,703 and will be recognized over the next two months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2020:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	470,313	8.1 years	425,313	8.0 years
$3.50 to $4.99	64,000	4.1 years	64,000	4.1 years
$5.00 to $6.49	—	— years	—	— years
$6.50 to $7.99	7,562	1.6 years	7,562	1.6 years
$8.00 to $9.99	2,500	1.2 years	2,500	1.2 years
$10.00 to $19.99	39,750	0.8 years	39,750	0.8 years

	584,125	7.1 years	539,125	6.9 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2020	514,875	$2.97
Granted	530,050	1.08
Vested	(274,925)	(2.74)
Forfeited	(22,500)	(1.92)
Nonvested balance, March 31, 2020	747,500	$1.75

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2020, there were $706,239 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 21 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020 (April 1, 2020 through December 31, 2020)	13,125
2021	488,750
2022	245,625

NOTE 10. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 4,860,323 shares of common stock at $1.40 to $16.50 per share as of March 31, 2020. The warrants expire from July 15, 2020 through January 17, 2025 and allow for cashless exercise.

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

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2020:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2020	4,824,573	$5.15
Granted	35,750	1.40
Exercised	—	—
Cancelled	—	—
Vested Balance, March 31, 2020	4,860,323	$5.12

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2020 and the weighted average remaining term is 30.4 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2020:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$1.40	142,750	4.7 years
$1.81	571,428	4.4 years
$2.60	465,712	3.3 years
$3.00	701,667	3.0 years
$3.25	120,000	2.7 years
$3.36	680,000	1.9 years
$3.36	200,000	2.9 years
$3.65	200,000	2.2 years
$3.75	94,000	2.4 years
$5.00	800,000	1.8 years
$13.43	879,766	0.8 years
$16.50	5,000	0.3 years

	4,860,323	2.5 years

NOTE 11. STOCKHOLDERS’ EQUITY

Underwritten Public Offering - On March 3, 2020, the Company entered into an underwriting agreement with Aegis Capital Corp., as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,521,740 shares of the Company’s common stock, par value $0.001 per share at a public price of $1.15 per share. The Company also granted the underwriters a forty-five (45)-day option to purchase up to an additional 378,261 shares of common stock to cover over-allotments, if any. The Offering was registered and the common stock was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the Securities and Exchange Commission on May 25, 2018 and was declared effective on June 6, 2018.

The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common shares in the Offering. In addition, the Company agreed to pay the Underwriters (a) a non-accountable expense reimbursement of 1% of the gross proceeds received and (b) “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $50,000. The net proceeds to the Company from the Offering totaled approximately $2,502,136, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

Under the underwriting agreement the Company agreed not to contract to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents for forty-five (45) days following the closing of the Offering, subject to certain exclusions as set forth therein. The Company’s executive officers and directors have entered into forty-five (45)-day Lock-Up Agreements with the Representative pursuant to which they have agreed not to sell, transfer, assign or otherwise dispose of the shares of the Company’s common stock owned by them, subject to certain exclusions as set forth therein.

2020 Issuance of Restricted Common Stock. On January 3, 2020, the board of directors approved the grant of 530,050 restricted common shares to officers and employees of the Company. Such shares will generally vest one-half on January 2, 2021 and one half on January 2, 2022, provided that each grantee remains an officer or employee on such dates.

NOTE 12. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Numerator for basic and diluted income per share – Net loss	$(2,334,110)	$(3,205,174)

Denominator for basic loss per share – weighted average shares outstanding	13,888,438	10,941,856
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	13,888,438	10,941,856

Net loss per share:
Basic	$(0.17)	$(0.29)
Diluted	$(0.17)	$(0.29)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2020 and 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 13. SUBSEQUENT EVENTS

Wholesale Distribution Agreement — Effective April 3, 2020, the Company entered into a distribution agreement with Trust Think, LLC, under which it has been engaged to service, promote, and sell certain Danolyte® disinfecting products, which are manufactured and distributed by Trust Think to certain first responder and commercial customers with whom the Company has existing relationships. Danolyte® has been listed on the United States Environmental Protection Agency’s List N: Disinfectants for Use Against SARS-CoV-2, the virus that causes COVID-19. The Company will receive a percentage of the sales sold through its distribution channels.

The Company will offer the disinfecting products to its first responder customers including police, fire and paramedics. Commercial customers such as cruise lines, taxi-cab and para transit may also be good candidates for the products. The Company is considering enhancing the line of disinfectant products for additional related products including hardware to efficiently and effectively dispense the disinfectants and temperature measuring devices.

Issuance of Restricted Common Stock. On April 17, 2020, the Compensation Committee of the Board of Directors of the Company determined that the cash portion of the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, shall be reduced to annual rates of $150,000 each for the balance of 2020 commencing May 1, 2020.

The Committee also decided that the balance of the annual salaries of Messrs. Ross and Heckman for 2020, which are $69,230.76 and $55,384.00, respectively, as of May 1, 2020 will be paid through the issuance of shares of restricted stock under the 2018 Stock Option and Restricted Stock Plan with the Company paying the applicable federal and state taxes on such amounts. The Company issued Messrs. Ross and Heckman 75,250 shares and 60,200 shares, respectively, effective April 17, 2020 based on a closing price of $0.92 per share on such date.

2020 Secured Convertible Notes. On April 17, 2020, the Company entered into a securities purchase agreement with two accredited investors providing for the issuance of (i) the Company’s 8% Senior Secured Convertible Promissory Notes due April 16, 2021 with an aggregate principal face amount of $1,666,666, which are, subject to certain conditions, convertible into an aggregate of 1,650,164 shares of the Company’s common stock, par value $0.001 per share at a price per share of $1.01 and (ii) five-year warrants to purchase an aggregate of up to 1,237,624 shares of common stock at an exercise price of $1.31, subject to customary adjustments. Such warrants are immediately exercisable upon issuance and on a cashless basis if the warrants have not been registered 180 days after the date of issuance. The closing of the offering occurred on April 17, 2020 whereby the investors purchased the securities for an aggregate purchase price of $1,500,000.

In accordance with the securities purchase agreement, an aggregate of $500,000 in principal amount of notes, and the conversion shares underlying such notes, were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-225227), which was initially filed with the SEC on May 25, 2018, and was declared effective on June 6, 2018.

In accordance with the securities purchase agreement, the Company also issued to the investors in a concurrent private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D the remaining aggregate of $1,166,666 in principal amount of other notes, the shares of common stock issuable from time to time upon conversion of such other notes, and warrants.

In connection with the securities purchase agreement, the Company and its subsidiary entered into a security agreement, dated as of April 17, 2020, with the investors, pursuant to which the Company and its subsidiary granted to the investors a security interest in, among other items, the Company and its subsidiary’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds, as set forth in the Security Agreement. In addition, pursuant to an intellectual property security agreement, dated as of April 17, 2020, the Company granted to the investors a continuing security interest in all of the Company’s right, title and interest in, to and under certain of the Company’s trademarks, copyrights and patents.

Promissory Note Under the Paycheck Protection Program. On April 4, 2020, the Company entered into a promissory note with a bank, which provides for a loan in the amount of $1,418,900 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

Warehouse and Office Building Lease. On May 13, 2020, the Company entered into a lease agreement for new warehouse and office space which will serve as the company’s new principal executive office and primary business location. The terms of the lease include no base rent for the first six months and monthly payments ranging from $12,398 to $13,693 thereafter, with a maturity date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company will move to and occupy the new space after certain improvements are completed landlord which is expected to be in June 2020.

NASDAQ Listing - On April 22, 2020, the Company received a written notification from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the Company’s closing bid price for its common stock, par value $0.001 per share, was below $1.00 per share for the last thirty (30) consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period to regain compliance with the minimum bid price requirement. However, the 180-day grace period to regain compliance with the Minimum Bid Price Requirement under applicable Nasdaq rules has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq has stated that the compliance periods for any company previously notified about non-compliance will be suspended effective April 16, 2020, through June 30, 2020. On July 1, 2020, companies would receive the balance of any pending compliance period exception to come back into compliance with the applicable Minimum Bid Price Requirement. As a result of this extension, the Company has until December 28, 2020, to regain compliance with the Minimum Bid Price Requirement.

During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180-calendar day compliance period. Management continues to believe that adherence to its current operating and business plan will enable the Company to regain compliance.

If the Company is not in compliance by December 28, 2020, the Company may be afforded a second 180-calendar day compliance period. To qualify for this additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting and may potentially be traded on the OTC market thereafter.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during the three months ended March 31, 2020 and fiscal 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the EVO-HD and Danolyte® disinfecting products, have such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon will achieve its intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and other competitors respecting us, our products and customers; and (34) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (36) whether such technology will have a significant impact on our revenues in the long-term; (37) whether we will be able to meet the standards for continued listing on NASDAQ; and (38) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. Our products include the DVM-800 and DVM-800 Lite, in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, body-worn cameras, our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation, for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, our cloud-based evidence management systems. We introduced the EVO-HD product in late June 2019 and began full-scale deployments in the third quarter 2019. It is designed and built on a new and highly advanced technology platform that will become the platform for a new family of our in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings as circumstances normalize in a post-coronavirus economy, although we can offer no assurance in this regard.

We experienced operating losses for all quarters during year to date 2020 and fiscal 2019 except for the second quarter 2019, which was aided by a patent litigation settlement. The following is a summary of our recent operating results on a quarterly basis:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$2,425,745	$2,420,437	$2,923,148	$2,546,983	$2,550,796
Gross profit	1,265,028	(88,185)	1,188,262	950,812	1,181,740
Gross profit margin %	52.2%	(3.6)%	40.7%	37.3%	46.3%
Total selling, general and administrative expenses	3,192,396	3,145,633	3,468,709	(1,616,830)	4,267,898
Operating income (loss)	(1,927,368)	(3,233,819)	(2,280,447)	2,567,642	(3,086,158)
Operating income (loss) %	(79.5)%	(133.6)%	(78.0)%	100.8%	(121.0)%
Net loss	$(2,334,110)	$(3,426,984)	$(2,985,825)	$(387,730)	$(3,205,174)

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

For the Three Months Ended March 31, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended March 31, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	48%	54%

Gross profit	52%	46%
Selling, general and administrative expenses:
Research and development expense	20%	18%
Selling, advertising and promotional expense	28%	30%
Stock-based compensation expense	13%	28%
General and administrative expense	71%	91%

Total selling, general and administrative expenses	132%	167%

Operating loss	(80)%	(121)%

Change in fair value of proceeds investment agreement	13%	(5)%
Change in fair value of secured convertible notes	(17)%	—%
Other income and interest expense, net	(12)%	—%

Loss before income tax benefit	(96)%	(126)%
Income tax (provision)	—%	—%

Net loss	(96)%	(126)%

Net loss per share information:
Basic	$(0.17)	$(0.29)
Diluted	$(0.17)	$(0.29)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for first quarter 2020 and 2019 were derived from the following sources:

	Three months ended March 31,
	2020	2019
DVM-800	35%	43%
Repair and service	18%	15%
DVM-250 Plus	4%	8%
FirstVu HD	14%	16%
Cloud service revenue	9%	7%
EVO-HD	8%	—%
VuLink	3%	2%
DVM-750	—%	3%
Accessories and other revenues	9%	6%
	100%	100%

The Covid-19 pandemic had a negative impact on our revenues in the first quarter 2020 and we expect it to adversely affect our revenues during the remainder of 2020.

Product revenues for the three months ended March 31, 2020 and 2019 were $1,766,536 and $1,920,464 respectively, a decrease of $153,928 (8%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to the patent litigation and supply chain issues. We introduced our EVO-HD late in second quarter 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, which may have delayed any meaningful positive impact to revenues until later in 2020, assuming the economic impacts due to the coronavirus pandemic lessen in such period.

●	The Covid-19 pandemic delayed the shipment of orders late in the first quarter 2020 as police forces and governments dealt with its impact. Specifically, we were unable to ship the initial purchase orders under a substantial contract awarded by the Director of Strategic Procurement of that country for the expected deployment of body cameras to its entire national police force. The contract was expected to include up to 5,000 body cameras with our web-based software infrastructure service over a three-year period. The contract was suspended pending the government’s decision to freeze the planned deployment until such time as the pandemic is contained within its population. The initial purchase order was expected to ship during the first quarter 2020 and would have made a substantial impact to our product revenues for the quarter. At this point, we are unable to forecast if and when this major project will be restarted or how it may be modified as a result of the pandemic. Upon completion, the original contract would have been the largest body camera deployment in our history and the largest contract for recurring service revenues for our web-based software related to the body cameras.

●	Management has been focusing on migrating customers, in particular commercial customers from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee.

●	Our international revenues increased to $54,058 (3% of total product revenues) during the three months ended March 31, 2020, compared to $36,454 (1% of total product revenues) during the three months ended March 31, 2019. Political macro-economic tensions including illegal immigration and import/export tariffs between the United States and countries that were our customers in the past have made it a difficult climate for our international sales overall. The international sales cycle generally takes longer than domestic business and we continue to provide bids to a number of international customers. We are actively marketing many of our products, including but not limited to the EVO-HD, DVM-800, DVM-750, DVM-500+, FleetVu driver monitoring and management service and the FirstVU HD, internationally. We would have seen an uptick in our international sales activity in 2020 through the recent award of a contract for our FirstVU HD by a sovereign nation’s national police force that was suspended because of the covid-19 pandemic. The status of this large international contract is unsettled at this point in time as noted above.

●	Effective April 3, 2020, the Company entered into a distribution agreement with Trust Think, LLC, under which it has been engaged to service, promote, and sell certain Danolyte® disinfecting products, which are manufactured and distributed by Trust Think to certain first responder and commercial customers with whom the Company has existing relationships. Danolyte® has been listed on the United States Environmental Protection Agency’s List N: Disinfectants for Use Against SARS-CoV-2, the virus that causes COVID-19. The Company will receive a percentage of the sales sold through its distribution channels.

The Company will offer the disinfecting products to its first responder customers including police, fire and paramedics and hope they will react favorably. Commercial customers such as cruise lines, taxi-cab and para transit may also be good candidates for the products. The Company is considering enhancing the line of disinfectant products for additional related products including hardware to efficiently and effectively dispense the disinfectants and temperature measuring devices. The Company is hopeful that its law enforcement and commercial customers will adopt this new product offering to combat the spread of the Covid-19 virus as well as other bacteria and viruses, although it can offer no assurances in this regard.

Service and other revenues for the three months ended March 31, 2020 and 2019 were $659,209 and $630,332, respectively, an increase of $28,877 (13%), due to the following factors:

●	Cloud revenues were $227,124 and $179,464 for the three months ended March 31, 2020 and 2019, respectively, an increase of $47,660 (27%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the Covid-19 pandemic and related business shut-downs affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $333,368 and $327,569 for the three months ended March 31, 2020 and 2019, respectively, an increase of $5,799 (2%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program.

●	Installation service revenues were $36,656 and $51,036 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $14,380 (28%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in 2020 compared to 2019 was attributable to the Covid-19 pandemic lock-down, which prevented our technicians from completing on-site installations in the 2020 period.

●	Software revenue, non-warranty repair and other revenues were $62,061 and $72,263 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $10,949 (15%). Software revenues were $17,855 in 2020 compared to $38,964 in 2019 and non-warranty repairs were $18,585 in 2020 compared to $30,301 in 2019. Situational security event fees were $21,600 in 2020 compared to $-0- in 2019.

Total revenues for the three months ended March 31, 2020 and 2019 were $2,425,745 and $2,550,796, respectively, a decrease of $125,051 (5%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended March 31, 2020 and 2019 was $989,247 and $1,263,071, respectively, a decrease of $273,824 (15%). The decrease in cost of goods sold for products is primarily due to the 8% decrease in product revenues coupled with a decrease in the cost of goods sold for products as a percentage of product revenues to 56% for the three months ended March 31, 2020 compared to 66% for the three months ended March 31, 2019.

Cost of service and other revenues for the three months ended March 31, 2020 and 2019 was $171,470 and $105,985, respectively, an increase of $65,485 (62%). The increase in service and other cost of goods sold is primarily due to the 13% increase in service and other revenues coupled with an increase in the cost of service and other revenues sold for products as a percentage of service and other revenues to 26% for the three months ended March 31, 2020 compared to 16% for the three months ended March 31, 2019.

Total cost of sales as a percentage of revenues was 48% for the three months ended March 31, 2020 compared to 54% for the three months ended March 31, 2019. We believe our gross margins will continue to improve during the remainder of 2020 if we can increase revenues (in particular service and other revenues) and continue to reduce product warranty issues.

We had $4,117,022 and $4,144,013 in reserves for obsolete and excess inventories at March 31, 2020 and December 31, 2019, respectively. Total raw materials and component parts were $4,312,384 and $4,481,611 at March 31, 2020 and December 31, 2019, respectively, a decrease of $169,227 (4%). We scrapped older version inventory component parts that were mostly or fully reserved during the three months ended March 31, 2020, which was the primary cause for the decrease. Finished goods balances were $4,881,662 and $4,906,956 at March 31, 2020 and December 31, 2019, respectively, a decrease of $25,294 (1%). The slight decrease in the inventory reserve is primarily due to the scrapping of older version inventory component parts that were mostly or fully reserved during the three months ended March 31, 2020. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2020.

Gross Profit

Gross profit for the three months ended March 31, 2020 and 2019 was $1,265,028 and $1,181,740, respectively, an increase of $83,288 (7%). The increase is commensurate with the 2% increase in total revenues and the gross margin percentage improved to 52% during the three months ended March 31, 2020 from 46% during the three months ended March 31, 2019 offset by the 5% decrease in total revenues in 2020 compared to 2019. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the Covid-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,192,396 and $4,267,898 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,075,502 (25%). The significant decrease was fueled by the large decrease in professional fees and expenses which is attributable to lower legal fees in our patent litigation with Axon. The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2020	2019
Research and development expense	$485,748	$462,171
Selling, advertising and promotional expense	682,381	755,989
Stock-based compensation expense	311,677	725,198
Professional fees and expense	339,592	940,976
Executive, sales, and administrative staff payroll	720,778	614,421
Other	652,220	769,143

Total	$3,192,396	$4,267,898

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $485,748 and $462,171 for the three months ended March 31, 2020 and 2019, respectively, an increase of $23,577 (5%). Most of our engineers are dedicated to research and development activities for new products and primarily the EVO-HD, which was launched in late second quarter 2019 and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will decrease in future quarters as we reduce our engineering headcount to reflect lower activity on our recently launched EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $682,381 and $755,989 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $73,608 (10%). Salesman salaries and commissions represent the primary components of these costs and were $577,950 and $631,974 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $54,024 (9%). The effective commission rate was 23.8% for the three months ended March 31, 2020 compared to 24.8% for the three months ended March 31, 2019. We reduced the number of salesmen in our law enforcement and commercial channels in the first quarter of 2020, which had a partial effect on the quarter. Management expects a larger reduction in salesman commissions and travel will occur for the balance of 2020 as these reductions continue.

Promotional and advertising expenses totaled $104,431 during the three months ended March 31, 2020 compared to $124,015 during the three months ended March 31, 2019, a decrease of $19,584 (16%). The decrease is primarily attributable to the NASCAR season being suspended late in the first quarter 2020 and a reduction in attendance at trade shows as a result of the Covid-19 pandemic.

Stock-based compensation expense. Stock based compensation expense totaled $311,677 and $725,198 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $413,521 (57%). The decrease is primarily due to the decreased amortization during the three months ended March 31, 2020 related to the restricted stock granted at a lower market price per share during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation during 2020 and 2019 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $339,592 and $940,976 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $601,384 (64%). The professional fees are primarily attributable to legal fees and expenses related to the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s Motion for Summary Judgment, which accepted Axon’s position that it did not infringe on our patent and dismissed the lawsuit in its entirety. We appealed the Court’s ruling and the oral arguments were set before the U.S. Court of Appeals on April 6, 2020. However, on March 12, 2020, the Court of Appeals issued an order cancelling the oral arguments on April 6, 2020 having determined that they will decide the appeal based on the parties’ briefs without oral argument. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment, which will impact the trend of legal expenses for the balance of 2020.

We are considering asking for a rehearing in front of the three-judge panel or the entire Court of Appeals. Our spending on legal fees on the Axon case has slowed during the first quarter of 2020 as we waited for the appeal to be heard.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $720,778 and $614,421 for the three months ended March 31, 2020 and 2019, respectively, an increase of $106,357 (17%). The primary reason for the increase in executive, sales and administrative staff payroll was an increase in technical support staff for the company’s new event security business channel in the three months ended March 31, 2020. The Covid-19 pandemic has significantly impacted the company’s new event security business channel in the first quarter 2020 as many sporting venues were closed including those served by these service technicians. We have reduced our technical support staffing in response to the Covid-19 pandemic and expect such reductions to reduce related staff expenses during the balance of 2020.

Other. Other selling, general and administrative expenses totaled $652,220 and $769,143 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $116,923 (15%). The decrease in other expenses in 2020 compared to 2019 is primarily attributable to lower contract employee expenses and travel costs which was a result of the covid-19 pandemic.

Operating Loss

For the reasons stated, our operating loss was $1,927,368 and $3,086,158 for the three months ended March 31, 2020 and 2019, respectively, an improvement of $1,158,790 (38%). Operating loss as a percentage of revenues improved to 82% in 2020 from 121% in 2019.

Interest Income

Interest income increased to $6,263 for the three months ended March 31, 2020 from $17,984 in 2019, which reflected our lower cash and cash equivalent levels in first quarter 2020 compared to first quarter 2019.

Interest Expense

We incurred interest expense of $307,560 and $-0- during the three months ended March 31, 2020 and 2019, respectively.

We issued an aggregate of $2.778 million principal amount of secured convertible notes on August 5, 2019 bearing interest at 8% per annum on the outstanding principal balance. During the three months ended March 31, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the three months ended March 31, 2020 and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. There remain no outstanding secured convertible notes as of March 31, 2020 as a result of these conversions and prepayments.

We issued an aggregate of $300,000 principal amount of unsecured promissory note payable on December 23, 2019 bearing interest at 8% per annum on the outstanding principal balance which remained outstanding as of March 31, 2020. In addition, during the three months ended March 31, 2020 we issued an aggregate of $100,000 principal amount of unsecured promissory note payable on January 17, 2020 bearing interest at 8% per annum on the outstanding principal balance which remained outstanding until it was paid in full on March 31, 2020 and an unsecured note payable with a related party in the principal balance of $289,000 and bearing interest at 6% per annum that remained outstanding as of March 31, 2020.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued in August of 2019 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date, on December 31, 2019 until they were paid in full on March 3, 2020. The change in fair value from December 31, 2019 to their pay-off date was $412,445, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA that was entered into July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of March 31, 2020, and December 31, 2019 to be $6,193,000 and $6,500,000, respectively. The change in fair value from December 31, 2019 to March 31, 2020 was $307,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020. The change in fair value from December 31, 2018 to March 31, 2019 was $137,000, which was recognized as a loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,334,110 and $3,205,174 for the three months ended March 31, 2020 and 2019, respectively, an improvement of $871,064 (27%).

Income Tax Benefit

We did not record an income tax related to our losses for the three months ended March 31, 2020 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2020. We had approximately $67,100,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2019 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,334,110 and $3,205,174 for the three months ended March 31, 2020 and 2019, respectively, an improvement of $871,064 (27%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.17) and ($0.29) for the three months ended March 31, 2020 and 2019, respectively, for the reasons previously noted. All outstanding stock options, warrants and convertible securities were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019 because of the net loss reported for each period.

Liquidity and Capital Resources and Going Concern

Overall:

Management’s Liquidity Plan and Going Concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the three months ended March 31, 2020 and for the year ended December 31, 2019 as described earlier in this Report. The Company incurred net losses of approximately $2.3 million during the three months ended March 31, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $89.7 million as of March 31, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement as more fully described in Note 3. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $2.5 million in an underwritten public offering of common stock and $389,000 in unsecured promissory notes and detachable warrants during the three months ended March 31, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, the Company borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, the Company raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 3. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

On April 4, 2020, the Company entered into a promissory note providing for a loan of $1,418,900 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

The Company settled its lawsuit with the PGA Tour and the case was dismissed by the Plaintiff with prejudice on April 17, 2019. Additionally, the Company settled its lawsuit with WatchGuard on May 13, 2019 and the case was dismissed. See Note 8, “Contingencies” for the details respecting the settlements.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period 2020 to 2023. It implemented quality control and cost cutting initiatives, expanded into non-law enforcement sales channels and introduced new product with the goal of eventually restoring positive operating cash flows and profitability. The extent to which its future operating results are affected by Covid-19 will largely depend on future developments, which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, its customers’ demand for its products and services, and its ability to provide its products and services, particularly as result of its employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, the Covid-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Based on the uncertainties described above, the Company believes its business plan does not alleviate the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash, cash equivalents: As of March 31, 2020, we had cash and cash equivalents with an aggregate balance of $328,526, a decrease from a balance of $359,685 at December 31, 2019. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $31,159 net decrease in cash during the three months ended March 31, 2020:

●	Operating activities:	$2,044,452 of net cash used in operating activities. Net cash used in operating activities was $2,044,452 and $1,650,520 for the three months ended March 31, 2020 and 2019, respectively, a deterioration of $393,932. The deterioration was primarily the usage of cash by an increase in accounts receivable balances and a decrease in accounts payable during the three months ended March 31, 2020 compared to 2019 offset by an improvement in net losses and increases in non-cash charges to income such as the change in fair value of the secured convertible notes.

●	Investing activities:	$30,663 of net cash used in investing activities. Cash used in investing activities was $30,663 and $84,766 for the three months ended March 31, 2020 and 2019 respectively. In 2020 and 2019, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$2,043,956 of net cash provided by financing activities. Cash provided by financing activities was $2,043,956 and $516,000 for the three months ended March 31, 2020, respectively. On March 3, 2020, we received net proceeds of $2,502,136 from the issuance of the common stock through an underwritten public offering. In addition, we received $389,000 in proceeds from the issuance of unsecured promissory notes payable during the three months ended March 31, 2020. These 2020 financing cash inflows were offset by the repayment of principal on the secured convertible notes and unsecured promissory notes. During 2019 we also received $516,000 of proceeds from the exercise of common stock purchase warrants.

The net result of these activities was a decrease in cash of $31,159 to $328,526 for the three months ended March 31, 2020.

Commitments:

We had $328,526 of cash and cash equivalents and net positive working capital $2,307,426 as of March 31, 2020. Accounts receivable balances represented $1,538,487 of our net working capital at March 31, 2020. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2020, which would help to provide positive cash flow to support our operations during 2020. Inventory represented $5,137,886 of our net working capital at March 31, 2020 and finished goods represented $4,881,662 of total inventory. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2020 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2020.

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2020.

Lease commitments. The Company entered into an operating lease with a third party in September 2012 for office and warehouse space in Lenexa, Kansas. The terms of the lease include monthly payments ranging from $38,026 to $38,533 with a maturity date of April 2020. The Company has the option to renew for an additional three years beyond the original expiration date, which may be exercised at the Company’s sole discretion. The Company evaluated the renewal option at the lease commencement date to determine if it is reasonably certain the exercise the option and concluded that it is not reasonably certain that any options will be exercised. The weighted average remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2020 was one month The Company has entered into a lease for new office and warehouse space: See NOTE 13. SUBSEQUENT EVENTS.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2020 was 43 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was $98,836 for the three months ended March 31, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2020:

Assets:
Operating lease right of use assets	$94,449

Liabilities:
Operating lease obligations-current portion	$49,828
Operating lease obligations-less current portion	$44,620
Total operating lease obligations	$94,448

The components of lease expense were as follows for the three months ended March 31, 2020:

Selling, general and administrative expenses	$98,836

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020	$52,915
2021	19,176
2022	19,176
2023	15,980
Total undiscounted minimum future lease payments	107,247
Imputed interest	(12,799)
Total operating lease liability	$94,448

Debt obligations – Outstanding debt obligations is comprised of the following:

March 31, 2020
2018 Proceeds investment agreement, at fair value	$6,193,000
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at March 31, 2020 and December 31, 2019, respectively	300,000
Unsecured promissory notes payable – Related party	289,000
Debt obligations	$6,782,000

The Company is not obligated to pay the 2018 PIA obligation until such time as the Company receives proceeds from the monetization of the auto-activation patent infringement litigation. See Note 8- Commitments and Contingencies. The two unsecured notes payable are all current obligations that are due to be repaid in the second quarter 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 8 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

In addition, we are involved in various other legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under these claims to be probable. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2020, the Company, borrowed $100,000 under an unsecured note payable to a private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of April 17, 2020. The Company granted the lender warrants exercisable to purchase a total of 35,750 shares of its common stock at an exercise price of $1.40 per share until January 17, 2025. The Company allocated $20,806 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The Company paid no commission or other compensation in connection with the transaction.

The offers and sales of securities related to the warrants to purchase common stock were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the private placement.

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

Date: May 20, 2020

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

