Form 10-Q
period 2020-06-30
DIGITAL ALLY INC
filed 2020-08-13
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission File Number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15612 College Blvd, Lenexa, KS 66219

(Address of principal executive offices) (Zip Code)

(913) 814-7774

(Registrant’s telephone number, including area code)

9705 Loiret Blvd., Lenexa, KS 66219

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2020
Common Stock, $0.001 par value per share	26,581,600

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$16,165,550	$359,685
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2020 and 2019	1,080,884	1,071,018
Accounts receivable-other	538,350	514,730
Inventories, net	4,752,285	5,280,412
Income tax refund receivable, current	44,650	44,650
Prepaid expenses	574,456	381,090

Total current assets	23,156,175	7,651,585

Furniture, fixtures and equipment, net	208,291	197,063
Intangible assets, net	431,006	413,268
Operating lease right of use assets	769,635	122,459
Other assets	452,519	532,500

Total assets	$25,017,626	$8,916,875

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,535,865	$2,339,985
Accrued expenses	838,747	845,881
Operating lease obligations – Current	44,308	159,160
Contract liabilities – Current	1,756,402	1,707,943
Proceeds investment agreement obligation, at fair value – Current	3,615,000	—
Debt obligations – Current	552,258	1,827,748
Income taxes payable	1,158	5,934

Total current liabilities	8,343,738	6,886,651

Long-term liabilities:
Proceeds investment agreement obligation, at fair value – Long-term	—	6,500,000
Operating lease obligation – Long-term	731,334	44,460
Debt obligations – Long-term	1,016,642	—
Contract liabilities – Long-term	1,580,085	1,803,143

Total liabilities	11,671,799	15,234,254

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value per share; 50,000,000 shares authorized; shares issued: 26,645,118 – June 30, 2020 and 12,079,095 – December 31, 2019	26,645	12,079
Additional paid in capital	105,697,031	83,216,387
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(90,220,623)	(87,388,619)

Total stockholders’ equity (deficit)	13,345,827	(6,317,379)

Total liabilities and stockholders’ equity (deficit)	$25,017,626	$8,916,875

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue:
Product	$1,053,581	$1,945,724	$2,820,116	$3,866,188
Service and other	678,611	601,259	1,337,820	1,231,591

Total revenue	1,732,192	2,546,983	4,157,936	5,097,779

Cost of revenue:
Product	1,165,528	1,468,828	2,154,774	2,731,899
Service and other	173,906	127,343	345,374	233,328

Total cost of revenue	1,339,434	1,596,171	2,500,148	2,965,227

Gross profit	392,758	950,812	1,657,788	2,132,552
Selling, general and administrative expenses:
Research and development expense	359,697	582,905	845,445	1,045,076
Selling, advertising and promotional expense	486,649	1,237,947	1,169,030	1,993,936
Stock-based compensation expense	376,738	585,195	688,415	1,310,393
General and administrative expense	1,312,828	1,977,123	3,025,417	4,301,663
Patent litigation settlement	—	(6,000,000)	—	(6,000,000)

Total selling, general and administrative expenses	2,535,912	(1,616,830)	5,728,307	2,651,068

Operating (loss) income	(2,143,154)	2,567,642	(4,070,519)	(518,516)

Other income (expense)
Interest income	15,609	5,628	21,869	23,612
Interest expense	(25,636)	—	(333,196)	—
Secured convertible notes issuance expense	(34,906)	—	(34,906)	—
Change in fair value of proceeds investment agreement	2,578,000	(2,961,000)	2,885,000	(3,098,000)
Change in fair value of secured convertible notes	(887,807)	—	(1,300,252)	—
Total other income (expense)	1,645,260	(2,955,372)	1,238,515	(3,074,388)

Loss before income tax benefit	(497,894)	(387,730)	(2,832,004)	(3,592,904)
Income tax benefit	—	—	—	—

Net loss	$(497,894)	$(387,730)	$(2,832,004)	$(3,592,904)

Net loss per share information:
Basic	$(0.03)	$(0.03)	$(0.17)	$(0.32)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.32)

Weighted average shares outstanding:
Basic	18,976,724	11,305,248	16,430,214	11,124,222
Diluted	18,976,724	11,305,248	16,430,214	11,124,222

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)
Stock-based compensation	—	—	725,198	—	—	725,198
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(2,500)	(2)	2	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	161,000	161	515,839	—	—	516,000
Net loss	—	—	—	—	(3,205,174)	(3,205,174)

Balance, March 31, 2019	11,126,055	11,126	79,358,024	(2,157,226)	(80,588,080)	(3,376,156)

Stock-based compensation	—	—	585,195	—	—	585,195
Issuance of common stock upon exercise of common stock purchase warrants	368,000	368	1,047,632	—	—	1,048,000
Net loss	—	—	—	—	(387,730)	(387,730)

Balance, June 30, 2019	11,494,055	$11,494	$80,990,851	$(2,157,226)	$(80,975,810)	$(2,130,691)

Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	1,343,360
Issuance of common stock through underwritten public offering at $1.15 per share (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806
Net loss	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	16,068	87,390,377	(2,157,226)	(89,722,729)	(4,473,510)

Stock-based compensation	—	—	376,738	—	—	376,738
Restricted common stock grant	135,450	135	(135)	—	—	—
Restricted common stock forfeitures	(12,750)	(13)	13	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	1,664,669	1,665	1,679,660	—	—	1,681,325
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	5,203,122
Issuance of common stock upon exercise of stock options	1,875	2	7,798			7,800
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	721,141

Net loss	—	—	—	—	(497,894)	(497,894)

Balance, June 30, 2020	26,645,118	$26,645	$105,697,031	$(2,157,226)	$(90,220,623)	$13,345,827

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,832,004)	$(3,592,904)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	134,143	206,969
Stock based compensation	688,415	1,310,393
Provision for inventory obsolescence	238,957	371,494
Amortization of discount on unsecured promissory notes	86,867	—
Change in fair value of secured convertible notes	1,300,252	—
Change in fair value of proceeds investment agreement	(2,885,000)	3,098,000
Provision for doubtful accounts receivable	—	20,000
Debt issuance costs	34,906	—

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(9,866)	215,840
Accounts receivable – other	(23,620)	(118,556)
Inventories	289,170	(164,483)
Prepaid expenses	(193,366)	135
Operating lease right of use assets	(647,176)	224,413
Other assets	79,981	(133,000)
Increase (decrease) in:
Accounts payable	(804,120)	1,073,021
Accrued expenses	92,811	(1,018,433)
Income taxes payable	(4,776)	244
Operating lease obligations	572,022	(143,252)
Contract liabilities	(174,599)	(80,434)

Net cash (used in) provided by operating activities	(4,057,003)	1,269,447

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(96,011)	(73,705)
Additions to intangible assets	(67,098)	(26,884)

Net cash used in investing activities	(163,109)	(100,589)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	319,000	—
Proceeds from unsecured promissory note payable	100,000	—
Proceeds from promissory notes payable	1,568,900	—
Proceeds from issuance of common stock upon exercise of warrants	5,203,122	1,564,000
Proceeds from issuance of secured convertible notes payable	1,500,000
Proceeds from sale of common stock in underwritten public offering	12,829,241	—
Proceeds from exercise of stock options	7,800	—
Principal payment on subordinated notes payable	(400,000)	—
Principal payment on secured convertible notes	(748,180)	—
Principal payments on unsecured promissory note payable, related party	(319,000)	—
Debt issuance costs	(34,906)
Principal payment on proceeds investment agreement	—	(6,000,000)

Net cash provided by (used in) financing activities	20,025,977	(4,436,000)

Net increase (decrease) in cash and cash equivalents	15,805,865	(3,267,142)
Cash, cash equivalents, beginning of period	359,685	3,598,807

Cash, cash equivalents, end of period	$16,165,550	$331,655

Supplemental disclosures of cash flow information:
Cash payments for interest	$128,911	$—

Cash payments for income taxes	$4,776	$5,756

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$664	$522

Restricted common stock forfeitures	$36	$2

Cashless exercise of common stock purchase warrants	$7	$—

Impact of Adoption of ASC 842 - obtaining right of use asset for lease liability	$—	$500,751

Issuance of common stock upon conversion of secured convertible notes	$3,024,685	$—

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$741,947	$—

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. its wholly-owned subsidiaries, Digital Ally International, Inc. and Shield Products, LLC (collectively, “Digital Ally,” “Digital,” the “Company”) produces digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. The Company’s products include in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has recently added two new lines of branded products: (1) the ThermoVu™ line, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line, which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercials customers beginning late in the second quarter of 2020. Both product lines are manufactured by third parties. In addition, the Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and the unaudited financial statements and footnotes included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

COVID-19 pandemic:

The World Health Organization has declared the outbreak of COVID-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. The COVID-19 pandemic had a negative impact on our revenues in the first and second quarters of 2020  and we expect it will adversely affect our business and operations during the remainder of 2020. While its full and continued impact cannot be determined at present, we do expect it will have a material adverse effect on our future business, financial condition, results of operations, and cash flows. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. We are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business. In response to the impact that the COVID-19 pandemic and other future pandemics may have on the Company’s customers and legacy products, the Company has recently added two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercials customers beginning late in the second quarter of 2020.

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

Management’s Liquidity Plan and Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the six months ended June 30, 2020 and for the year ended December 31, 2019 primarily due to reduced revenues and gross margins caused by a variety of factors, including the COVID-19 pandemic and its related effects on our customers and our supply chain, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $2.8 million during the six months ended June 30, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $90.2 million as of June 30, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement, as more fully described in Note 4 — “Proceeds Investment Agreement Obligation.”. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $12.8 million in underwritten public offerings of its common stock, raised $5.2 million through the exercise of common stock purchase warrants and options, raised $1.6 million through the issuance of promissory notes through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan (“EIDL”) programs, raised $1.5 million through the issuance of secured convertible notes and raised $419,000 in unsecured promissory notes and detachable warrants during the six months ended June 30, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, the Company borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, it raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 3 – “Debt Obligations”. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period 2020 to 2023. Further, it added two new product lines in response to the Covid-19 pandemic. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introductions will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which its future operating results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While degree of impact of these factors is uncertain, we believe that the COVID-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc. and Shield Products, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu™ line of temperature monitoring equipment.

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

Segments of Business:

Management has determined that its operations comprise one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2020 and 2019, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales by geographic area:
United States of America	$1,726,119	$2,477,717	$4,097,815	$4,992,059
Foreign	6,073	69,266	60,121	105,720

Total	$1,732,192	$2,546,983	$4,157,936	$5,097,779

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission (the “SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation will not be required until January 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw material and component parts	$2,575,710	$4,481,611
Work-in-process	30,679	35,858
Finished goods	4,146,308	4,906,956

Subtotal	6,752,697	9,424,425
Reserve for excess and obsolete inventory	(2,000,412)	(4,144,013)

Total	$4,752,285	$5,280,412

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $140,158 and $80,711 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	June 30, 2020	December 31, 2019
Payroll protection program loan (PPP)	$1,418,900	$—
Economic injury disaster loan (EIDL)	150,000	—
2019 Secured convertible notes, at fair value	—	1,593,809
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at June 30, 2020 and December 31, 2019, respectively	—	233,939

Debt obligations	1,568,900	1,827,748
Less: current maturities of debt obligations	552,258	1,827,748
Debt obligations, long-term	$1,016,642	$—

Debt obligations mature as follows as of June 30, 2020:

June 30, 2020
2020 (July 1, 2020 to December 31, 2020)	$68,241
2021	948,391
2022	401,321
2023	3,166
2024	3,286
2025 and thereafter	144,495

Total	$1,568,900

2020 Small Business Administration Notes.

On April 4, 2020, the Company issued a promissory note in connection with the receipt of the PPP Loan of $1,418,900 under the SBA’s PPP Program under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement and total $79,850.57 per month thereafter. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.

On May 12, 2020 the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty.

2019 Secured Convertible Notes.

On August 5, 2019, the Company, entered into a securities purchase agreement with several accredited investors providing for the issuance of (i) the Company’s 8% secured convertible notes due August 4, 2020 with a principal face amount of $2,777,777.78, which convertible notes are, subject to certain conditions, convertible into 1,984,126 shares of the Company’s common stock, at a price per share of $1.40 (the “2019 Convertible Notes”); (ii) five-year warrants to purchase an aggregate of 571,428 shares of Common Stock at an exercise price of $1.8125, which warrants are immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered 180 days after the date of issuance; and (iii) the issuance of shares of common stock equal to 5% of the aggregate purchase price of the convertible notes, with an aggregate value of $125,000 (the “Commitment Shares”). The accredited investors purchased the foregoing securities for an aggregate cash purchase price of $2,500,000.

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

During the six months ended June 30, 2020, the holders of the 2019 Convertible Notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the six months ended June 30, 2020 and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. There remains no outstanding 2019 Convertible Notes as of June 30, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the condensed consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the six months ended June 30, 2020:

Amount
Balance at December 31, 2019	$1,593,809
Principal repaid during the period by issuance of common stock	(1,259,074)
Principal repaid during the period by payment of cash	(747,180)
Change in fair value of secured convertible note during the period	412,445

Balance at June 30, 2020	$—

Following is a range of certain estimates and assumptions utilized as of December 31, 2019 to determine the fair value of secured convertible notes:

December 31, 2019
Assumptions
Volatility – range	115%
Risk-free rate	1.60%
Contractual term	0.6 years
Calibrated stock price	$1.06
Debt yield	123.6%

2020 Secured Convertible Notes.

On April 17, 2020, the Company entered into a securities purchase agreement with several accredited investors providing for the issuance of (i) the Company’s 8% secured convertible notes due April 16, 2021 with a principal face amount of $1,666,666, which convertible notes are, subject to certain conditions, convertible into 1,650,164 shares of the Company’s common stock, at a price per share of $1.01 (the “2020 Convertible Notes”), and (ii) five-year warrants to purchase an aggregate of 1,237,624 shares of Common Stock at an exercise price of $1.31, which warrants are immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered 180 days after the date of issuance. The accredited investors purchased the foregoing securities for an aggregate cash purchase price of $1,500,000.

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

The Company elected to account for the secured convertible notes on the fair value basis. Therefore, the Company determined the fair value of the secured convertible notes and the common stock purchase warrants which yielded estimated fair values of the secured convertible notes including their embedded derivatives and the detachable common stock purchase warrants. The following represents the resulting fair value as determined on April 17, 2020, the date of origination:

Secured convertible notes	$778,859
Common stock purchase warrants	721,141

Gross cash proceeds	$1,500,000

During the six months ended June 30, 2020, the holders of the 2020 Convertible Notes exercised their right to convert principal balances aggregating $1,665,666 into equity. In addition, on June 12, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. There remains no outstanding 2020 Convertible notes as of June 30, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the condensed consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the six months ended June 30, 2020:

Amount
Balance at December 31, 2019	$—
Issuance of 2020 convertible notes at fair value	778,859
Principal repaid during the period by issuance of common stock	(1,665,666)
Principal repaid during the period by payment of cash	(1,000)
Change in fair value of secured convertible note during the period	887,807

Balance at June 30, 2020	$—

Following is a range of certain estimates and assumptions utilized as of the April 17, 2020 issuance date to determine the fair value of secured convertible notes:

April 17, 2020
Assumptions
Volatility – range	90%
Risk-free rate	0.36%
Contractual term	1.0 years
Stock price	$0.92
Debt yield	132.2%

Unsecured Promissory Notes Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020 (this note was repaid in full on May 6, 2020). The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $66,061 of the discount amortized to interest expense during the six months ended June 30, 2020.

On January 17, 2020, the Company, borrowed $100,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of April 17, 2020. The Company granted the lender warrants exercisable to purchase a total of 35,750 shares of its common stock at an exercise price of $1.40 per share until January 17, 2025. The Company allocated $20,806 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The note was repaid in full on March 12, 2020 and the discount was amortized to interest expense through the date of payment. The amortization of discount resulted in $20,806 of the discount amortized to interest expense during the six months ended June 30, 2020.

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest was paid in full during the six months ended June 30, 2020. Total interest accrued and paid on this note was $5,236.

NOTE 4. PROCEEDS INVESTMENT AGREEMENT OBLIGATION

The proceeds investment agreement obligations is comprised of the following:

	June 30, 2020	December 31, 2019
Proceeds investment agreement, at fair value	$3,615,000	$6,500,000
Less: Current portion	(3,615,000)	—

Proceeds investment agreement, at fair value - Long-term	$—	$6,500,000

On July 31, 2018, the Company entered into a Proceeds Investment Agreement (the “PIA”) with Brickell Key Investments LP (“BKI”), pursuant to which BKI funded an aggregate of $500,000 (the “First Tranche”) to be used (i) to fund the Company’s litigation proceedings relating to the infringement of certain patent assets listed in the PIA and (ii) to repay the Company’s existing debt obligations and for certain working capital purposes set forth in the PIA. Pursuant to the PIA, BKI was granted an option to provide the Company with an additional $9.5 million, at BKI’s sole discretion (the “Second Tranche”). On August 21, 2018, BKI exercised its option on the Second Tranche for $9.5 million which completed the $10.0 million funding.

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

The security interest is enforceable by BKI if the Company is in default under the PIA which would occur if (i) the Company fails, after five (5) days’ written notice, to pay any due amount payable to BKI under the PIA, (ii) the Company fails to comply with any provision of the PIA or any other agreement or document contemplated under the PIA Agreement, (iii) the Company becomes insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to the Company, (iv) the Company’s creditors commence actions against the Company (which are not subsequently discharged) that affect material assets of the Company, (v) the Company, without BKI’s consent, incurs indebtedness other than immaterial ordinary course indebtedness up to $500,000, (vi) the Company fails, within five (5) business days following the closing of the second tranche, to fully satisfy its obligations to certain holders of the Company’s senior secured convertible promissory notes listed in the PIA and fails to obtain unconditional releases from such holders as to the Company’s obligations to such holders and the security interests in the Company held by such holders or (vii) there is an uncured non-compliance of the Company’s obligations or misrepresentations by the Company under the PIA.

Under the PIA, the Company issued BKI a warrant to purchase up to 465,712 shares of the Company’s common stock (the “PIA Warrant”), at an exercise price of $2.60 per share provided that the holder of the PIA Warrant will be prohibited from exercising the PIA Warrant if, as a result of such exercise, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. However, such holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company. The PIA Warrant is exercisable for five years from the date of issuance and is exercisable on a cashless exercise basis if there is no effective registration statement. No contractual registration rights were given.

The Company elected to account for the PIA on the fair value basis. Therefore, the Company determined the fair value of the PIA and PIA Warrants which yielded estimated fair values of the PIA including their embedded derivatives and the detachable PIA Warrants as follows:

Proceeds investment agreement	$9,067,513
Common stock purchase warrants	932,487

Gross cash proceeds	$10,000,000

The Company utilized a probability weighted present value of expected patent asset proceeds for the litigation involving both Axon Enterprises, Inc. (“Axon,” formerly known as Taser International, Inc.) and WatchGuard (see Note 9 – “Commitments and Contingencies”) which involved estimates of the amount and timing of the expected patent asset proceeds from the alleged patent infringement. The fair value of the PIA is updated for actual and estimated activity affecting the probability weighted present value of expected patent asset proceeds at each reporting date with the change charged/credited to operations. Following is a range of certain estimates and assumptions utilized as of June 30, 2020 and December 31, 2019 to probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard:

	June 30, 2020	December 31, 2019
Discount rate	15.13% -15.18%	3.0% -16.6%
Expected term to patent asset proceeds payment	0.33 years – 3.75 .06 - .29 years	0.58 years - 4 years
Probability of success	90.0%	5.9% -38.5%
Estimated minimum return payable to BKI	$ 4 million	$ 21 million
Negotiation discount	0.0%	43.3%

In May 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 9 – “Commitments and Contingencies”. In accordance with the terms of the PIA, the Company remitted the $6.0 as a principal payment toward its minimum return payment obligations under the PIA.

The following represents activity in the PIA during the six months ended June 30, 2020:

Beginning balance as of December 31, 2019	$6,500,000
Repayment of obligation	—
Change in the fair value during the period	(2,885,000)
Ending balance as of June 30, 2020	$3,615,000

Based on the recent unfavorable decisions by the United States Court of Appeals for the Tenth Circuit (see Note 9 – “Commitments and Contingencies”) the estimated future payments to BKI pursuant to the PIA has been reduced substantially resulting in the significant change in fair value (income) during the six months ended June 30, 2020. Subsequent to June 30, 2020 the Company also entered into a settlement agreement with BKI which may further reduce its obligations under the PIA. (See Note 14 – “Subsequent Events”).

NOTE 5. FAIR VALUE MEASUREMENT

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible notes	$—	$—	$—	$—
Proceeds investment agreement obligation	—	—	3,615,000	3,615,000
	$—	$—	$3,615,000	$3,615,000

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible notes	$—	$—	$1,593,809	$1,593,809
Proceeds investment agreement obligation	—	—	6,500,000	6,500,000
	$—	$—	$8,093,809	$8,093,809

The following table represents the change in Level 3 tier value measurements:

	2019	2020
	Secured	Secured	Proceeds
	Convertible	Convertible	Investment
	Notes	Notes	Agreement	Total

Balance, December 31, 2019	$1,593,809	$—	$6,500,000	$8,093,809

Issuance of secured convertible debt	—	778,859	—	778,859

Conversion of secured convertible debentures	(1,259,074)	(1,665,666)	—	(2,924,740)

Repayment of secured convertible notes	(747,180)	(1,000)	—	(748,180)
Change in fair value of secured convertible debentures and proceeds investment agreement	412,445	887,807	(2,885,000)	(1,548,748)

Balance, June 30, 2020	$—	$—	$3,615,000	$3,615,000

NOTE 6. ACCRUED EXPENSES

Accrued expenses comprised of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued warranty expense	$30,711	$17,838
Accrued litigation costs	250,000	295,000
Accrued sales commissions	25,772	28,480
Accrued payroll and related fringes	181,970	233,254
Accrued insurance	60,894	78,579
Accrued sales returns and allowances	10,267	18,258
Accrued sales taxes	43,900	50,136
Other	235,233	124,336

	$838,747	$845,881

Accrued warranty expense comprised of the following for the six months ended June 30, 2020:

Beginning balance	$17,838
Provision for warranty expense	52,796
Charges applied to warranty reserve	(39,923)

Ending balance	$30,711

NOTE 7. INCOME TAXES

The effective tax rate for the six months ended June 30, 2020 and 2019 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2020 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at June 30, 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. As of June 30, 2020, it had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

NOTE 8. OPERATING LEASES

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The terms of the lease include no base rent for the first six months and monthly payments ranging from $12,398 to $13,693 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2020 was seventy-eight months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2020 was 40 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense was $252,290 for the six months ended June 30, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore it determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2020:

Assets:
Operating lease right of use assets	$769,635

Liabilities:
Operating lease obligations-Long-term portion	$731,334
Operating lease obligations-Current portion	$44,308
Total operating lease obligations	$775,642

The components of lease expense were as follows for the six months ended June 30, 2020:

Selling, general and administrative expenses	$252,290

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020 (July 1, to December 31, 2020)	$21,986
2021	169,691
2022	172,666
2023	172,542
2024	159,703
Thereafter	310,259
Total undiscounted minimum future lease payments	1,006,847
Imputed interest	(231,205)
Total operating lease liability	$775,642

NOTE 9. COMMITMENTS AND CONTINGENCIES

COVID-19 pandemic

The World Health Organization has declared the outbreak of COVID-19, or coronavirus, which began in December 2019, a pandemic and the U.S. federal government has declared it a national emergency. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by the effects of COVID-19. The global spread of COVID-19 has already created significant volatility, uncertainty and economic disruption in the markets in which we operate. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to mitigate its spread, including implementing travel restrictions and closing factories, schools, public buildings, and businesses. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its potential effects on our business.

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

While the ultimate resolution is unknown, based on the information currently available, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition and cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

Axon

The Company owns U.S. Patent No. 9,253,452 (the “ ‘452 Patent”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (the “U.S. District Court”) (Case No: 2:16-cv-02032) against Axon, alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The U.S. District Court litigation was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the U.S. District Court of Kansas rejected Axon’s request to maintain the stay. With this ruling, the parties proceeded towards trial, after which the parties filed motions for summary judgment on January 31, 2019.

On June 17, 2019, the U.S. District Court granted Axon’s motion for summary judgment that Axon did not infringe on the Company’s patent and dismissed the case. The U.S. District Court’s ruling did not find that the ‘452 Patent was invalid. It also did not address any other issue, such as whether the Company’s requested damages were appropriate, and it did not impact the Company’s ability to file additional lawsuits to hold other competitors accountable for patent infringement. This ruling solely related to an interpretation of the Company’s claims as they relate to Axon and was unrelated to the supplemental briefing the Company filed on its damages claim and the WatchGuard settlement. Those issues are separate and the U.S. District Court’s ruling on the motion for summary judgment had nothing to do with the Company’s damages request.

The Company filed an opening appeal brief on August 26, 2019 with the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”), appealing the U.S. District Court’s granting of Axon’s motion for summary judgment. Axon responded by filing a responsive brief on November 6, 2019 and we then filed a reply brief responding to Axon on November 27, 2019. The Court of Appeals scheduled oral arguments on our appeal of the U.S. District Court’s summary judgment ruling on April 6, 2020. This appeal was intended to address the Company’s position that the U.S. District Court incorrectly dismissed our claims against Axon. If the Court of Appeals overturns the ruling of the U.S. District Court, the case will be remanded to the U.S District Court before a new judge. On March 12, 2020, the panel of judges for the Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020, having determined that the appeal will be decided solely based on the parties’ briefs. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. On May 22, 2020, we filed a petition for panel rehearing requesting that we be granted a rehearing of our appeal of the U.S. District Court’s summary judgment ruling. Furthermore, we requested that we be given an opportunity to make our case through oral argument in front of the three-judge panel of the Court of Appeals, which was also denied. The Company is reviewing its alternatives at this point.

WatchGuard

On May 27, 2016, the Company filed suit against WatchGuard (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wifi and 4RE In-Car product lines.

On May 13, 2019, the parties resolved the dispute and executed a settlement agreement in the form of a Release and License Agreement. The litigation has been dismissed as a result of this settlement.

The Release and License Agreement contains the following key terms:

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

Upon receipt of the $6,000,000 the parties filed a joint motion to dismiss the lawsuit with the court, which was granted.

NASDAQ LISTING.

On July 11, 2019, we were officially notified by The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (the “MVLS”) for our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until January 7, 2020, to regain compliance with the MVLS Rule, or in the alternative, the minimum stockholders’ equity requirement of $2,500,000. To regain compliance with the MVLS Rule, the minimum MVLS for our Common Stock must have been at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If we failed to regain compliance with either the MVLS Rule or the minimum stockholders’ equity requirement by January 7, 2020, we could have been delisted from Nasdaq.

On January 8, 2020, we received a determination letter from the staff of The Nasdaq Stock Market LLC stating that we had not regained compliance with the MVLS Standard, since our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under the MLVS Rule and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us. Pursuant to the Letter, unless we requested a hearing to appeal this determination by January 15, 2020, our Common Stock would have been delisted from Nasdaq, trading of our Common Stock would have been suspended at the opening of business on January 17, 2020, and a Form 25-NSE would have been filed with the SEC, which would have removed our Common Stock from listing and registration on Nasdaq.

On January 13, 2020, we requested a hearing before the Nasdaq Hearings Panel to appeal the Letter and a hearing was held on February 20, 2020, when we appeared before the Panel to discuss our plan to regain compliance, including, but not limited to, complying with Nasdaq Listing Rule 5550(b)(1), which is the minimum stockholders’ equity standard for continued listing, which requires that companies listed on Nasdaq maintain a minimum of $2,500,000 in stockholders’ equity (“Rule 5550(b)(1)”). On March 6, 2020, we received written notice from the Panel indicating that, based on the plan of compliance that we had presented at such hearing, the Panel granted our request for the continued listing of our Common Stock on Nasdaq, subject to, among other things, us keeping the Staff updated on the progress of our compliance plan and ultimately being able to evidence shareholder equity in an amount greater than or equal to $2,500,000 in accordance with Rule 5550(b)(1) no later than June 30, 2020. During this time, our Common Stock remained listed and trading on Nasdaq.

On June 4, 2020 and June 10, 2020, we consummated underwritten public offerings, pursuant to underwriting agreements and raised aggregate gross proceeds of approximately $11.3 million, before underwriting discounts and commissions and other estimated expenses of such offerings. As a result of such offerings, we achieved compliance with Rule 5550(b)(1) and on June 18, 2020 we received written notice from the Staff stating that we had regained compliance with such rule and the matter is now closed.

On April 22, 2020, we received a written notification from the Nasdaq Stock Market LLC indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below $1.00 per share for the last thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day compliance period to regain compliance with the minimum bid price requirement. Subsequently, the 180-day grace period to regain compliance with such minimum bid price requirement under applicable Nasdaq Stock Market LLC rules was extended due to the global market impact caused by COVID-19. More specifically, the Nasdaq Stock Market LLC has stated that the compliance periods for any company previously notified about non-compliance will be suspended effective April 16, 2020, through June 30, 2020. On July 1, 2020, companies not in compliance would receive the balance of any pending compliance period exception to come back into compliance with such minimum bid price requirement. As a result of this extension, we had until December 28, 2020, to regain compliance with such minimum bid price requirement. During the compliance period, our Common Stock would still continue to be listed and traded on Nasdaq. To regain compliance, the closing bid price of the Common Stock had to have met or exceeded $1.00 per share for at least ten (10) consecutive business days by December 28, 2020. On June 11, 2020, our Common Stock met such minimum bid price requirement, as the closing sale price of our Common Stock had equaled or exceeded $1.00 per share on Nasdaq at the close of each trading day since May 29, 2020, and we received written notice from the Staff stating that the Company regained compliance with such requirement and the matter is now closed.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $376,738 and $585,195 for the three months ended June 30, 2020 and 2019 and $688,415 and $1,310,393 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and (vii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan and 2018 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 4,175,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2020 total 7,563. The 2006 Plan terminated during 2016 with 25,849 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2020 total 39,750. The 2007 Plan terminated during 2017 with 89,651 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2020 total 5,000. The 2008 Plan terminated during 2018 with 9,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2020 total 31,250.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020. At the annual meeting of the Company’s stockholders to be held on September 9, 2020 (the “Annual Meeting”) the Company is asking its stockholders to approve the 2020 Plan and the reservation of 1,500,000 shares of common stock issuable under the 2020 Plan. The 2020 Plan would authorize us to issue 1,500,000 shares of Common Stock upon exercise of options and grant of restricted stock awards. No options have been granted under the 2020 Plan to date. The 2020 Plan would also authorize us to grant (i) to the key employees incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock. As of June 30, 2020, approximately 78 employees, two executive officers, and three non-employee directors were eligible to participate in the 2020 Plan.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC, except for shares of Common Stock issuable under the 2020 Plan, which the Company expects to register after the Annual Meeting, if the 2020 Plan is approved by the Company’s stockholders. A total of 1,437 shares remained available for awards under the various Plans (other than the 2020 Plan) as of June 30, 2020, and a total of 1,500,000 shares of Common Stock remained available for awards under the 2020 Plan as of June 30, 2020, which awards are not available for grant until the 2020 Plan is approved by the Company’s stockholders at the Annual Meeting, or which awards are terminable if such approval is not obtained, depending on the type of award available under the 2020 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the six months ended June 30, 2020:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	589,125	$3.74
Granted	—	—
Exercised	(1,875)	4.16
Forfeited	(3,937)	(12.14)
Outstanding at June 30, 2020	583,313	$3.69
Exercisable at June 30, 2020	583,313	$3.69

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the six months ended June 30, 2020 was $-0- as there were no grants during that period.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2020 and 2019.

At June 30, 2020, the aggregate intrinsic value of options outstanding was approximately $187,800 and the aggregate intrinsic value of options exercisable was approximately $187,800. No options were exercised in the six months ended June 30, 2019.

As of June 30, 2020, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2020:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	470,313	7.9 years	470,313	7.9 years
$3.50 to $4.99	64,000	3.8 years	64,000	3.8 years
$5.00 to $6.49	—	— years	—	— years
$6.50 to $7.99	7,250	1.3 years	7,250	1.3 years
$8.00 to $9.99	2,500	0.9 years	2,500	0.9 years
$10.00 to $19.99	39,250	0.5 years	39,250	0.5 years

	583,313	6.8 years	583,313	6.8 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2020	514,875	$2.97
Granted	665,500	1.05
Vested	(410,375)	(2.14)
Forfeited	(35,250)	(1.84)
Nonvested balance, June 30, 2020	734,750	$1.75

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2020, there were $505,271 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 18 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020 (April 1, 2020 through December 31, 2020)	13,125
2021	480,250
2022	241,375

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 3,393,364 shares of common stock at $1.40 to $16.50 per share as of June 30, 2020. The warrants expire from July 15, 2020 through January 17, 2025 and allow for cashless exercise.

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2020:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2020	4,824,573	$5.15
Granted	1,273,374	1.31
Exercised	(2,704,583)	(1.95)
Cancelled	—	—
Vested Balance, June 30, 2020	3,393,364	$6.26

The total intrinsic value of all outstanding warrants aggregated $295,836 as of June 30, 2020 and the weighted average remaining term is 21.8 months.

During the six months ended June 30, 2020, warrants to purchase 2,686,582 common shares were exercised for cash proceeds of $5,203,122 and warrants to purchase 18,000 common shares were exercised on a cashless basis through the forfeiture of 10,715 common shares.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of June 30, 2020:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	3.1 years
$3.00	316,800	2.8 years
$3.36	166,667	1.7 years
$3.36	566,666	2.7 years
$3.65	167,000	2.0 years
$3.75	25,753	2.1 years
$5.00	800,000	1.5 years
$13.43	879,766	0.6 years
$16.50	5,000	0.1 years

	3,393,364	1.8 years

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Underwritten Public Offerings

On March 3, 2020, the Company entered into an underwriting agreement with Aegis Capital Corp., as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,521,740 shares of the Company’s common stock at a public price of $1.15 per share. The Company also granted the underwriters a forty-five (45)-day option to purchase up to an additional 378,261 shares of common stock to cover over-allotments, if any. The Offering was registered and the common stock was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the SEC on May 25, 2018 and was declared effective on June 6, 2018.

The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common stock in the Offering. In addition, the Company agreed to pay the Underwriters (a) a non-accountable expense reimbursement of 1% of the gross proceeds received and (b) “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $50,000. The net proceeds to the Company from the Offering totaled approximately $2,502,136, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

On June 2, 2020, the Company entered into an underwriting agreement with Aegis Capital Corp., as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering an aggregate of 3,090,909 shares of the Company’s common stock, at a public price of $1.65 per share (the “June 2nd Offering”). The Company also granted the underwriters a forty-five (45)-day option to purchase up to an additional 463,636 shares of common stock to cover over-allotments, if any (the “June 2nd Option Shares”). The June 2nd Offering was registered and the common stock was issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the SEC on May 25, 2018 and was declared effective on June 6, 2018.

On June 8, 2020, the Underwriters fully exercised their over-allotment option to acquire the June 2nd Option Shares at $1.65 per share, and the offering of the June 2nd Option Shares closed on June 10, 2020. The exercise of such over-allotment option resulted in additional gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses, of $765,000, which the Company intends to use for general corporate purposes, including for compliance with certain Nasdaq continued listing requirements and continued investments in the Company’s commercialization efforts.

The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common shares in the June 2nd Offering. In addition, the Company agreed to pay the Underwriters “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $30,000. The net proceeds to the Company from the June 2nd Offering totaled $5,350,413, including the exercise of the underwriter’s overallotment option and after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

On June 8, 2020, the Company entered into an underwriting agreement with Aegis Capital Corp., as the representative of the underwriters and sole book-running manager, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering an aggregate of 2,325,581 shares of common stock at a public price of $2.15 per share (the “June 8th Offering”). The Company also granted the underwriters a forty-five (45)-day option to purchase up to an additional 213,953 shares of common stock to cover over-allotments, if any (the “June 8th Option Shares”).The June 8th Offering was registered and the common stock was issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the SEC on May 25, 2018 and was declared effective on June 6, 2018.

On June 10, 2020, the Underwriters fully exercised their over-allotment option to acquire the June 8th Option Shares at $2.15 per share, and the offering of the June 8th Option Shares closed on June 10, 2020. The exercise of such over-allotment option resulted in additional gross proceeds, before deducting underwriting discounts and commissions and other estimated Offering expenses, of $460,000, which the Company intends to use for general corporate purposes, including for compliance with certain Nasdaq continued listing requirements and continued investments in the Company’s commercialization efforts.

The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common shares in the June 8th Offering. In addition, the Company agreed to pay the Underwriters “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $30,000. The net proceeds to the Company from the June 8th Offering totaled $4,976,692, including the exercise of the underwriter’s overallotment option and after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

2020 Issuances of Restricted Common Stock.

On January 3, 2020, the board of directors approved the grant of 530,050 shares of restricted common stock to officers and employees of the Company. Such shares will generally vest one-half on January 2, 2021 and one half on January 2, 2022, provided that each grantee remains an officer or employee on such dates.

In April 17, 2020 the Compensation Committee of the Board of Directors of the Company determined that the cash portion of the annual base salaries of the Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Treasurer and Secretary, would be reduced to annual rates of $150,000 each for the balance of 2020 commencing May 1, 2020.

The Committee also decided that the reduction of the base annual salaries of Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Treasurer and Secretary, for 2020, which totaled $69,231 and $55,384, respectively, as of May 1, 2020 was paid through the issuance of shares of restricted stock under the 2018 Stock Option and Restricted Stock Plan with the Company paying the applicable federal and state taxes on such amounts. Accordingly, the Company issued the Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Treasurer and Secretary 75,250 shares and 60,200 shares, respectively, effective April 17, 2020 based on a closing price of $0.92 per share on such date.

NOTE 13. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted income per share – Net loss	$(497,894)	$(387,730)	$(2,832,004)	$(3,592,904)

Denominator for basic loss per share – weighted average shares outstanding	18,976,724	11,305,248	16,430,214	11,124,222
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	18,976,724	11,305,248	16,430,214	11,124,222

Net loss per share:
Basic	$(0.03)	$(0.03)	$(0.17)	$(0.32)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.32)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 14. SUBSEQUENT EVENTS

Warehouse Building Acquisition. On July 13, 2020, the Company entered into a Commercial and Industrial Real Estate Sale Contract (the “Contract”) whereby it will purchase new warehouse space which will serve as the company’s warehouse and distribution location for its new branded temperature screening device ThermoVU™ and its Shield™ line of disinfectant/cleanser products. The terms of the Contract include a total purchase price of $420,000 with the closing expected to occur on or before August 21, 2020. The Company paid cash to close the purchase of the building on July 16, 2020.

Proceeds Investment Agreement Termination Agreement. - On July 20, 2020, the Company and BKI executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement the parties agreed to terminate the PIA and to release one another from any further liability under the PIA obligation. (See Note 4 — “Proceeds Investment Agreement Obligation”).

Under the terms of the Termination Agreement, upon payment of $1,250,000 by the Company to BKI both parties agreed to terminate the PIA and to release each other from any further liability thereunder. Such $1,250,000 payment was made on July 22, 2020. In addition to the $1,250,000 payment, the Company further agreed to pay BKI the following: (a) a contingent payment in the amount of $2,750,000 following the closing of an asset purchase, membership interest purchase, or similar transaction between the Company and a specified third-party (the “Purchase Transaction”) and (b) any and all future proceeds received from Watchguard and its successors and assigns by the Company for WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. For clarity, the Company and BKI further agreed that the payment of the contingent payment would only be due and payable upon the closing of the specified Purchase Transaction and the relevant contingent payment portion of the Termination Agreement, and any obligations stemming therefrom, would automatically terminate if the specified Purchase Transaction is abandoned prior to its closing, including its failure to close within three years from the date of the Termination Agreement. The specified Purchase Transaction has not yet occurred and there is no binding agreement to complete such Purchase Transaction.

Shelf Registration Statement on Form S-3 On July 2, 2020 the SEC declared the Company’s shelf registration statement on Form S-3 (the “Shelf Registration Statement”) effective. The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our common stock, debt securities, debt securities convertible into common stock or other securities in any combination thereof, rights to purchase shares of common stock or other securities in any combination thereof, warrants to purchase shares of common stock or other securities in any combination thereof or units consisting of common stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000.

*************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q of Digital Ally, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during the six months ended June 30, 2020 and the 2019 fiscal year; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the Shield™ disinfectant/sanitizers products and ThermoVU™ temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock, par value $0.001 per share that may have a depressive effect on the market price of the outstanding shares of our common stock; (27) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (31) the likely high volatility of our stock price due to a number of factors, including a relatively limited public float; (32) whether the litigation against Axon will achieve its intended objectives and result in monetary recoveries for us; (33) whether the USPTO rulings will curtail, eliminate or otherwise have an effect on the actions of Axon and other competitors respecting us, our products and customers; (34) whether our patented VuLink technology will become the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems and will increase our revenues; (35) whether such technology will have a significant impact on our revenues in the long-term and (36) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We produce digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. Our current products include in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. We have active research and development programs to adapt our technologies to other applications. We sell our products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. Our products include the DVM-800 in-car digital video mirror systems for use by law enforcement; the FirstVU and the FirstVU HD which are body-worn cameras, our patented VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation and which we supply to both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are cloud-based evidence management systems. We introduced the EVO-HD product in late June 2019 and began full-scale deliveries in the third quarter 2019. It is designed and built on a new and highly advanced technology platform that we expect to become the platform for a new family of our in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings as circumstances normalize in a post-COVID-19 economy, although we can offer no assurance in this regard. The Company has recently added two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria and began offering such products to its law enforcement and commercials customers beginning late in the second quarter 2020. We are ramping up our supply chain for both of these new product lines, which are manufactured by third-parties.

We experienced operating losses for all of our fiscal quarters during 2020 and 2019 except for the second quarter of 2019, as a result of a patent litigation settlement. The following is a summary of our recent operating results on a quarterly basis:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Total revenue	$1,732,192	$2,425,745	$2,420,437	$2,923,148	$2,546,983
Gross profit (loss)	392,758	1,265,028	(88,185)	1,188,262	950,812
Gross profit margin %	22.7%	52.2%	(3.6)%	40.7%	37.3%
Total selling, general and administrative expenses	2,535,912	3,192,396	3,145,633	3,468,709	(1,616,830)
Operating income (loss)	(2,143,154)	(1,927,368)	(3,233,819)	(2,280,447)	2,567,642
Operating income (loss) %	(123.7)%	(79.5)%	(133.6)%	(78.0)%	100.8%
Net loss	$(497,894)	$(2,334,110)	$(3,426,984)	$(2,985,825)	$(387,730)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by newer products, such as the recently released EVO-HD, the ThermoVU™ and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and bonus compensation; (5) the timing of patent infringement litigation settlements, such as the $6.0 settlement we obtained from WatchGuard during the second quarter of 2019 and (5) the impact of patent infringement and other litigation including all related obligations and expenses respecting such litigation and (6) most recently, the impact of COVID-19 on the economy and our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on our financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

For the Three Months Ended June 30, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended June 30, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Three months ended June 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	77%	63%

Gross profit	23%	37%
Selling, general and administrative expenses:
Research and development expense	21%	23%
Selling, advertising and promotional expense	28%	48%
Stock-based compensation expense	22%	23%
General and administrative expense	76%	78%
Patent litigation settlement	—%	(236)%

Total selling, general and administrative expenses	147%	(64)%

Operating income (loss)	(124)%	101%

Change in fair value of proceeds investment agreement	149%	(116)%
Change in fair value of secured convertible notes	(51)%	—%
Other income and interest expense, net	(3)%	—%

Loss before income tax benefit	(29)%	(15)%
Income tax (provision)	—%	—%

Net loss	(29)%	(15)%

Net loss per share information:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for each of the second quarters of 2020 and 2019 were derived from the following sources:

	Three months ended June 30,
	2020	2019
DVM-800	21%	35%
Repair and service	23%	15%
DVM-250 Plus	6%	9%
FirstVu HD	13%	12%
Cloud service revenue	16%	7%
EVO-HD	9%	3%
VuLink	1%	1%
Accessories and other revenues	11%	18%

	100%	100%

The COVID-19 pandemic had a negative impact on our revenues in the second quarter 2020 and we expect it to adversely affect our revenues during the remainder of 2020.

Product revenues for the three months ended June 30, 2020 and 2019 were $1,053,581 and $1,945,724 respectively, a decrease of $892,143 (46%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and supply chain issues. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic.

●	The COVID-19 pandemic delayed the shipment of orders in the second quarter 2020 as police forces and governments dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement and commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales decreased substantially in the second quarter 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic.

33

●

Management has been focusing on migrating customers, in particular commercial customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues.

●	Our international revenues decreased to $6,073 (1% of total product revenues) during the three months ended June 30, 2020, compared to $69,266 (4% of total product revenues) during the three months ended June 30, 2019. The COVID-19 pandemic delayed the shipment of orders in the second quarter 2020 as police forces and governments dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our international law enforcement and commercial customers because of travel and other restrictions imposed by the various countries. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our international sales decreased substantially in the second quarter 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic. We believe that would have seen an uptick in our international sales activity in 2020 as a result of the recent award of a contract for our FirstVU HD by a sovereign nation’s national police force which was suspended because of the COVID-19 pandemic. The status of this large international contract is unsettled at present.

●

During the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

The Company began offering the Shield™ line of disinfecting products to its first responder customers including police, fire and paramedics during the second quarter 2020. Commercial customers such as cruise lines, taxi-cab and para transit may also be good candidates for the products. The Company is considering enhancing the line of disinfectant products for additional related products including hardware to efficiently and effectively dispense the disinfectants. The Company is hopeful that its law enforcement and commercial customers will adopt this new product offering to combat the spread of the COVID-19 virus as well as other bacteria and viruses.

Service and other revenues for the three months ended June 30, 2020 and 2019 were $678,611 and $601,259, respectively, an increase of $77,352 (13%), due to the following factors:

●	Cloud revenues were $281,008 and $169,874 for the three months ended June 30, 2020 and 2019, respectively, an increase of $111,134 (65%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs adversely affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $334,705 and $343,119 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $8,414 (3%). We have a number of customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program.

●	Installation service revenues were $49,776 and $31,791 for the three months ended June 30, 2020 and 2019, respectively, an increase of $17,985 (57%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in 2020 compared to 2019 was attributable to the COVID-19 pandemic lock-down, which prevented our technicians from completing on-site installations during the 2020 period.

●	Software revenue, non-warranty repair and other revenues were $13,122 and $56,475 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $43,353 (77%). Software revenues were $10,996 for the three months ended June 30, 2020 compared to $20,011 for the three months ended June 30, 2019 and non-warranty repairs were $8,904 for the three months ended June 30, 2020 compared to $32,833 for the three months ended June 30, 2019. Situational security event fees were $10,800 during the three months ended June 30,2020 compared to $-0- during the three months ended June 30, 2019.

Total revenues for the three months ended June 30, 2020 and 2019 were $1,732,192 and $2,546,983, respectively, a decrease of $814,791 (32%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended June 30, 2020 and 2019 was $1,165,528 and $1,468,828, respectively, a decrease of $303,300 (21%). The decrease in cost of goods sold for products is primarily due to the 46% decrease in product revenues offset by an increase in the cost of goods sold for products as a percentage of product revenues to 111% for the three months ended June 30, 2020 compared to 75% for the three months ended June 30, 2019. During the second quarter of 2020 the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving it to the new location, which contributed to the increase in the cost of goods sold for products as a percentage of product revenues to 111% for the three months ended June 30, 2020. In addition, the move to a new facility coupled with the manufacturing slow down caused by the COVID-19 pandemic caused significant unfavorable overhead and labor variances for production in the second quarter of 2020, which management decided to expense as a period cost rather than apply to finished good and work in process inventory.

Cost of service and other revenues for the three months ended June 30, 2020 and 2019 was $173,906 and $127,343, respectively, an increase of $46,563 (37%). The increase in service and other cost of goods sold is primarily due to the 13% increase in service and other revenues coupled with an increase in the cost of service and other revenues sold for products as a percentage of service and other revenues to 26% for the three months ended June 30, 2020 compared to 21% for the three months ended June 30, 2019.

Total cost of sales as a percentage of revenues was 77% for the three months ended June 30, 2020 compared to 63% for the three months ended June 30, 2019. We believe our gross margins will improve during the remainder of 2020 if we can increase revenues (in particular service and other revenues) in light of the COVID-19 pandemic and continue to reduce product warranty issues.

We had $2,000,412 and $4,144,013 in reserves for obsolete and excess inventories at June 30, 2020 and December 31, 2019, respectively. Total raw materials and component parts were $2,575,710 and $4,481,611 at June 30, 2020 and December 31, 2019, respectively, a decrease of $1,905,901 (43%). During June 2020 the Company moved to a new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving it to the new location which contributed to the significant decrease in the cost. We scrapped older version inventory component parts that were mostly or fully reserved during the three months ended June 30, 2020, which was the primary cause for the decrease in total raw materials and component parts. Finished goods balances were $4,146,308 and $4,906,956 at June 30, 2020 and December 31, 2019, respectively, a decrease of $760,648 (16%). The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during the three months ended June 30, 2020 as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe that the reserves are appropriate given our inventory levels at June 30, 2020.

Gross Profit

Gross profit for the three months ended June 30, 2020 and 2019 was $392,758 and $950,812, respectively, a decrease of $558,054 (59%). The decrease is commensurate with the 32% decrease in total revenues and the gross margin percentage decline to 23% during the three months ended June 30, 2020, from 37% during the three months ended June 30, 2019. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink, FirstVU HD, ThermoVU™, Shield™ disinfectants and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently manage our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,535,912 and $(1,616,830) for the three months ended June 30, 2020 and 2019, respectively, an increase of $4,152,742 (257%). The significant increase was attributable to the patent litigation settlement of $6.0 million that we received in the second quarter of 2019. Exclusive of the patent litigation settlement, overall selling, general and administrative expenses would have decreased by 42% in the second quarter 2020 compared to the same period in 2019. The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2020	2019
Research and development expense	$359,697	$582,905
Selling, advertising and promotional expense	486,649	1,237,947
Stock-based compensation expense	376,738	585,195
Professional fees and expense	217,726	228,476
Executive, sales, and administrative staff payroll	510,872	1,090,868
Other	584,230	657,779
Patent litigation proceeds	—	(6,000,000)

Total	$2,535,912	$(1,616,830)

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $359,697 and $582,905 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $223,208 (38%). Most of our engineers are dedicated to research and development activities for new products primarily the EVO-HD, which was launched in late second quarter of 2019 and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will decrease in future quarters as we reduce our engineering headcount to reflect lower activity on our EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $486,649 and $1,237,847 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $751,198 (61%). The significant decrease was primarily attributable to our sponsorship of a NASCAR race in May 2019 and other related sponsorship opportunities that did not recur in 2020. Salesman salaries and commissions represent the primary components of these costs and were $374,882 and $727,155 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $352,273 (48%). The effective commission rate was 21.6% for the three months ended June 30, 2020 compared to 28.5% for the three months ended June 30, 2019. We reduced the number of salesmen in our law enforcement and commercial channels beginning in the first quarter of 2020, which had a full effect on the second quarter 2020.

Promotional and advertising expenses totaled $111,767 during the three months ended June 30, 2020 compared to $510,792 during the three months ended June 30, 2019, a decrease of $399,025 (78%). The decrease is primarily attributable to our sponsorship of the NASCAR race in May 2019, the suspension of the 2020 NASCAR season late in the first quarter 2020 and a reduction in attendance at trade shows as a result of the COVID-19 pandemic.

Stock-based compensation expense. Stock based compensation expense totaled $376,738 and $585,195 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $208,457 (36%). The decrease is primarily due to the decreased amortization during the three months ended June 30, 2020 related to the restricted stock granted at a lower market price per share during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation during 2020 and 2019 as we reduced cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $217,726 and $228,476 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $10,750 (5%). The decrease in professional fees is primarily attributable to legal fees and expenses related to the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s Motion for Summary Judgment and accepted Axon’s position that it did not infringe on our U.S. Patent No. 9,253,452 and dismissed the lawsuit in its entirety. We appealed the U.S. District Court’s ruling and on April 22, 2020, a three-judge panel of the United States Court of Appeals for the Tenth Circuit denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which motion was also denied on June 9, 2020.

The Company has until November 7, 2020 to decide whether it will appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case has slowed during 2020 as we waited for the appeal to be heard. The Company’s decision on whether it will appeal the decisions to the United States Supreme Court will impact the trend of legal expenses for the balance of 2020.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $510,872 and $1,090,868 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $579,996 (53%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in our technical support staffing in response to the COVID-19 pandemic and the Company expects such reductions to continue to reduce related staff expenses during the balance of 2020. The COVID-19 pandemic has significantly impacted the Company’s new event security business channel in the second quarter of 2020 as many sporting venues were closed including those served by these service technicians.

Other. Other selling, general and administrative expenses totaled $584,230 and $657,779 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $73,549 (11%). The decrease in other expenses during the three months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to lower contract employee expenses and travel costs resulting from the COVID-19 pandemic.

Patent litigation settlement. The income attributable to our patent litigation settlement was $-0- and $6,000,000 for the three months ended June 30, 2020 and 2019, respectively. On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of such agreement, we received a one-time $6,000,000 payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted WatchGuard a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, we and WatchGuard agreed that WatchGuard was making no admission that it had infringed any of our patents. See Note 9 — “Commitments and Contingencies” to the Company’s condensed consolidated financial statements, included in Part I, Item 1 of this quarterly report on Form 10-Q (the “June 30, 2020 Financial Statements”), for the details respecting the settlement.

Operating Loss

For the reasons stated above, our operating loss was $2,143,154 and our operating income was $2,567,642 for the three months ended June 30, 2020 and 2019, respectively, a deterioration of $4,710,796 (183%).

Interest Income

Interest income increased to $15,609 for the three months ended June 30, 2020 from $5,628 in 2019, which reflected our higher cash and cash equivalent levels in the second quarter of 2020 compared to the second quarter of 2019. The Company raised significant amounts of cash through the closing of two underwritten public offerings and the exercise of outstanding common stock purchase warrants during June 2020, which will generate interest income in future quarters.

Interest Expense

We incurred interest expense of $25,636 and $-0- during the three months ended June 30, 2020 and 2019, respectively.

The Company issued an aggregate of $1.667 million principal amount of secured convertible notes on April 17, 2020 which bore interest at 8% per annum on the outstanding principal balance. During the three months ended June 30, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1.666 million into equity. In addition, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. Such secured convertible notes are no longer outstanding as of June 30, 2020 as a result of these conversions and prepayments.

The Company issued an unsecured promissory note in an aggregate principal amount of $300,000 payable on December 23, 2019 which bore interest at 8% per annum on the outstanding principal balance which has been repaid in full as of June 30, 2020. In addition, during 2020 we issued an unsecured note payable with a related party in the principal amount of $319,000 which bore interest at 6% per annum, which has been repaid in full as of June 30, 2020.

On April 4, 2020, the Company entered into a promissory note providing for a PPP Loan of $1,418,900. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement and total $79,850.57 per month thereafter. On May 12, 2020 the Company received $150,000 in additional loan funding under the EIDL program administered by the SBA. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the three months ended June 30, 2020. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the three months ended June 30, 2019.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA that we entered into with BKI in July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of June 30, 2020, and March 31, 2020 to be $3,615,000 and $6,193,000, respectively. The change in fair value from March 31, 2020 to June 30, 2020 was $2,578,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2020. The change in fair value from March 31, 2019 to June 30, 2019 was $(2,961,000), which was recognized as a loss in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2019.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2020.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $497,894 and $387,730 for the three months ended June 30, 2020 and 2019, respectively, a deterioration of $110,164 (28%).

Income Tax Benefit

We did not record an income tax related to our losses for the three months ended June 30, 2020 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2020. We had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $497,894 and $387,730 for the three months ended June 30, 2020 and 2019, respectively, a deterioration of $110,164 (28%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.03) and ($0.03) for the three months ended June 30, 2020 and 2019, respectively, for the reasons previously noted. All outstanding stock options, warrants and convertible securities were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2020 and 2019 because of the net loss reported for each of such period.

For the Six months ended June 30, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the six months ended June 30, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Six months ended June 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	60%	58%

Gross profit	40%	42%
Selling, general and administrative expenses:
Research and development expense	20%	21%
Selling, advertising and promotional expense	28%	39%
Stock-based compensation expense	17%	26%
General and administrative expense	73%	84%
Patent litigation settlement	—%	(118)%

Total selling, general and administrative expenses	138%	52%

Operating income (loss)	(98)%	(10)%

Change in fair value of proceeds investment agreement	69%	(60)%
Change in fair value of secured convertible notes	(31)%	—%
Other income and interest expense, net	(8)%	—%

Loss before income tax benefit	(68)%	(70)%
Income tax (provision)	—%	—%

Net loss	(68)%	(70)%

Net loss per share information:
Basic	$(0.17)	$(0.32)
Diluted	$(0.17)	$(0.32)

Revenues

We sell our products and services to law enforcement and commercial customers as noted earlier in this quarterly report on Form 10-Q.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for each of the six months ended June 30, 2020 and 2019 were derived from the following sources:

	Six months ended June 30,
	2020	2019
DVM-800	29%	39%
Repair and service	19%	14%
DVM-250 Plus	5%	8%
FirstVu HD	14%	15%
Cloud service revenue	13%	7%
EVO-HD	8%	1%
VuLink	2%	2%
Accessories and other revenues	10%	14%

	100%	100%

The COVID-19 pandemic had a negative impact on our revenues during the six months ended June 30, 2020 and we expect it to adversely affect our revenues during the remainder of 2020.

Product revenues for the six months ended June 30, 2020 and 2019 were $2,820,116 and $3,866,188 respectively, a decrease of $1,046,072 (27%), due to the following factors:

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and supply chain issues. We introduced our EVO-HD late in second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic.

●	Our salesmen were generally unable to meet with and demonstrate our products to our law enforcement and commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales decreased substantially in the first half of 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic.

●	In addition, the COVID-19 pandemic delayed the shipment of orders late in the first quarter of 2020 as police forces and governments dealt with its impact. Specifically, we were unable to ship the initial purchase orders under a substantial contract awarded by a foreign country for the expected deployment of body cameras to its entire national police force. The contract was expected to include up to 5,000 body cameras with our web-based software infrastructure service over a three-year period. The contract was suspended pending the government’s decision to freeze the planned deployment until such time as the pandemic is contained within its population. The initial purchase order was expected to ship during the first quarter 2020 and we believed that it would have made a substantial impact on our product revenues for such quarter. At this point, we are unable to forecast if and when this major project will be restarted or how it may be modified as a result of the pandemic. Upon completion, the original contract would have been the largest body camera deployment in our history and the largest contract for recurring service revenues for our web-based software related to the Company’s body cameras.

●	Management has been focusing on migrating customers, in particular commercial customers from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter 2020 which allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction which is resulting in decreased product revenues and increasing our service revenues.

●	Our international revenues decreased to $60,121 (3% of total product revenues) during the six months ended June 30, 2020, compared to $105,720 (4% of total product revenues) during the six months ended June 30, 2019. The COVID-19 pandemic delayed the shipment of orders in the second quarter 2020 as police forces and governments dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our international law enforcement and commercial customers because of travel and other restrictions imposed by the various countries. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our international sales decreased substantially in the second quarter of 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic. We believe that we would have seen an uptick in our international sales activity in 2020 as a result of the recent award of a contract for our FirstVU HD by a sovereign nation’s national police force, which was suspended because of the COVID-19 pandemic as noted above.

41

●

During the second quarter 2020, the Company launched ThermoVuä and Shieldä Disinfectant/Sanitizer products, two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic, as discussed earlier in this quarterly report on Form 10-Q.

Service and other revenues for the six months ended June 30, 2020 and 2019 were $1,337,820 and $1,231,591, respectively, an increase of $106,229 (9%), due to the following factors:

●	Cloud revenues were $508,132 and $349,337 for the six months ended June 30, 2020 and 2019, respectively, an increase of $158,795 (45%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs adversely affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $668,073 and $670,689 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $2,616 (0%). We have a number of customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program.

●	Installation service revenues were $86,432 and $82,827 for the six months ended June 30, 2020 and 2019, respectively, an increase of $3,605 (4%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in 2020 compared to 2019 was attributable to the COVID-19 pandemic lock-down, which prevented our technicians from completing on-site installations during the 2020 period.

●	Software revenue, non-warranty repair and other revenues were $75,182 and $128,738 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $53,556 (42%). Software revenues were $28,851 during the six months ended June 30, 2020 compared to $58,975 in the 2019 period and non-warranty repairs were $27,489 during the six months ended June 30, 2020 compared to $63,134 in the 2019 period. Situational security event fees were $10,800 during the six months ended June 30, 2020 compared to $-0- in the 2019 period.

Total revenues for the six months ended June 30, 2020 and 2019 were $4,157,936 and $5,097,779, respectively, a decrease of $939,843 (18%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the six months ended June 30, 2020 and 2019 was $2,154,774 and $2,731,899, respectively, a decrease of $577,125 (21%). The decrease in cost of goods sold for products is primarily due to the 27% decrease in product revenues coupled with an increase in the cost of goods sold for products as a percentage of product revenues to 76% for the six months ended June 30, 2020 compared to 71% for the six months ended June 30, 2019. During June 2020 the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving it to the new location, which contributed to the increase in the cost of goods sold for products as a percentage of product revenues to 76% for the six months ended June 30, 2020. In addition, the move to a new facility coupled with the manufacturing slow down caused by the COVID-19 pandemic caused significant unfavorable overhead and labor variances for production in the first half of 2020, which management decided to expense as a period cost rather than apply to finished good and work in process inventory.

Cost of service and other revenues for the six months ended June 30, 2020 and 2019 was $345,374 and $233,328, respectively, an increase of $112,046 (48%). The increase in service and other cost of goods sold is primarily due to the 9% increase in service and other revenues coupled with an increase in the cost of service and other revenues sold for products as a percentage of service and other revenues to 26% for the six months ended June 30, 2020 compared to 19% for the six months ended June 30, 2019.

Total cost of sales as a percentage of revenues was 60% for the six months ended June 30, 2020 compared to 58% for the six months ended June 30, 2019. We believe our gross margins will improve during the remainder of 2020 if we can increase revenues (in particular service and other revenues) and continue to reduce product warranty issues.

We had $2,000,412 and $4,144,013 in reserves for obsolete and excess inventories at June 30, 2020 and December 31, 2019, respectively. Total raw materials and component parts were $2,575,710 and $4,481,611 at June 30, 2020 and December 31, 2019, respectively, a decrease of $1,905,901 (43%). During the six months ended June 30, 2020 the Company moved to a new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving it to the new location which contributed to the significant decrease in the cost. We scrapped older version inventory component parts that were mostly or fully reserved during the six months ended June 30, 2020, which was the primary cause for the decrease in total raw materials and component parts. Finished goods balances were $4,146,308 and $4,906,956 at June 30, 2020 and December 31, 2019, respectively, a decrease of $760,648 (16%). The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during the six months ended June 30, 2020, as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2020.

Gross Profit

Gross profit for the six months ended June 30, 2020 and 2019 was $1,657,788 and $2,132,552, respectively, a decrease of $474,764 (22%). The decrease is commensurate with the 18% decrease in total revenues and the gross margin percentage decrease to 40% during the six months ended June 30, 2020, from 42% during the six months ended June 30, 2019. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD ThermoVuä products, Shieldä disinfectant/sanitizer products and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently manage of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,728,307 and $2,651,068 for the six months ended June 30, 2020 and 2019, respectively, an increase of $3,077,239 (116%). The significant increase was attributable to the patent litigation settlement of $6.0 million that we received in 2019. Exclusive of the patent litigation settlement, overall selling, general and administrative expenses would have decreased by $922,761 (11%) in the first half of 2020 compared to the same period in 2019. The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2020	2019
Research and development expense	$845,445	$1,045,076
Selling, advertising and promotional expense	1,169,030	1,993,936
Stock-based compensation expense	688,415	1,310,393
Professional fees and expense	557,318	1,169,452
Executive, sales, and administrative staff payroll	1,231,650	1,705,289
Other	1,236,449	1,426,922
Patent litigation proceeds	—	(6,000,000)

Total	$5,728,307	$2,651,068

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $845,445 and $1,045,076 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $199,631 (19%). Most of our engineers are dedicated to research and development activities for new products primarily the EVO-HD, which was launched late in the second quarter of 2019 and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will decrease in future quarters as we reduce our engineering headcount to reflect lower activity on our EVO-HD product platform. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,169,030 and $1,993,936 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $824,906 (41%). Salesman salaries and commissions represent the primary components of these costs and were $952,832 and $1,359,129 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $406,297 (30%). The effective commission rate was 22.9% for the six months ended June 30, 2020 compared to 26.7% for the six months ended June 30, 2019. We reduced the number of salesmen in our law enforcement and commercial channels in 2020. We expect continued reductions in salesman commissions and travel for the balance of 2020 while the effects of the COVID-19 pandemic continue.

Promotional and advertising expenses totaled $216,198 during the six months ended June 30, 2020 compared to $634,807 during the six months ended June 30, 2019, a decrease of $19,584 (16%). The decrease is primarily attributable to our sponsorship of the 2019 NASCAR race in Kansas City and the suspension of the 2020 NASCAR season in 2020 and a reduction in attendance at trade shows as a result of the COVID-19 pandemic.

Stock-based compensation expense. Stock based compensation expense totaled $688,415 and $1,310,393 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $621,978 (47%). The decrease is primarily due to the decreased amortization during the six months ended June 30, 2020 related to the restricted stock granted at a lower market price per share during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation during 2020 and 2019 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $557,318 and $1,169,452 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $612,134 (52%). The decrease in professional fees is primarily attributable to legal fees and expenses related to the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s motion for summary judgment and accepted Axon’s position that it did not infringe on our ‘452 Patent and dismissed the lawsuit in its entirety. We appealed the U.S District Court’s ruling and on April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which was denied on June 9, 2020.

The Company has until November 7, 2020 to decide whether it will appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case has slowed during 2020 as we waited for the appeal to be heard. The Company’s decision on whether it will appeal the decisions to the United States Supreme Court will impact the trend of legal expenses for the balance of 2020.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,231,650 and $1,705,289 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $473,639 (28%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in our technical support staffing in response to the COVID-19 pandemic and we expect such reductions to continue to reduce related staff expenses during the balance of 2020. The COVID-19 pandemic has significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians.

Other. Other selling, general and administrative expenses totaled $1,236,449 and $1,426,922 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $190,473 (13%). The decrease in other expenses during the six months ended June 30, 2020 compared to the 2019 period is primarily attributable to lower contract employee expenses and travel costs, a result of the COVID-19 pandemic.

Patent litigation settlement. The income attributable to our patent litigation settlement was $-0- and $6,000,000 for the six months ended June 30, 2020 and 2019, respectively. On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of such agreement, we received a one-time $6,000,000 payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted WatchGuard a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, we and WatchGuard agreed that WatchGuard was making no admission that it had infringed any of our patents. See Note 9 -- “Commitments and Contingencies” to the June 30, 2020 Financial Statements, for the details respecting the settlement.

Operating Loss

For the reasons stated above, our operating loss was $4,070,519 and $518,516 for the six months ended June 30, 2020 and 2019, respectively, a deterioration of $3,552,003 (685%). Operating loss as a percentage of revenues improved to 82% in 2020, from 121% in 2019.

Interest Income

Interest income increased to $21,869 for the six months ended June 30, 2020 from $23,612 in the 2019 period, which reflected our lower cash and cash equivalent levels in 2020 compared to first quarter 2019. The Company raised significant amounts of cash through the closing of two underwritten public offerings and the exercise of outstanding common stock purchase warrants during June 2020, which will generate interest income in future quarters.

Interest Expense

We incurred interest expense of $333,196 and $-0- during the six months ended June 30, 2020 and 2019, respectively.

The Company issued an aggregate of $1.667 million principal amount of secured convertible notes on April 20, 2020 which bore interest at 8% per annum on the outstanding principal balance. During the six months ended June 30, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1.666 million into equity. In addition, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. Such secured convertible notes are no longer outstanding as of June 30, 2020, as a result of these conversions and prepayments.

The Company issued an aggregate of $2.778 million principal amount of secured convertible notes on August 5, 2019 which bore interest at 8% per annum on the outstanding principal balance. During the six months ended June 30, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the six months ended June 30, 2020 and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. Such secured convertible notes are no longer outstanding as of June 30, 2020, as a result of these conversions and prepayments.

The Company issued an unsecured promissory note in an aggregate principal amount of $300,000 on December 23, 2019 which bore interest at 8% per annum on the outstanding principal balance and which has been repaid in full as of June 30, 2020. In addition, during 2020 we issued an unsecured note payable with a related party in the principal amount of $319,000 which bore interest at 6% per annum and which has been repaid in full as of June 30, 2020 and we issued an aggregate of $100,000 principal amount of unsecured promissory note payable which bore interest at 8% per annum on the outstanding principal balance which remained outstanding until it was paid in full as of June 30, 2020.

On April 4, 2020, the Company entered into a promissory note providing for a PPP Loan of $1,418,900. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement and total $79,850.57 per month thereafter. On May 12, 2020 the Company received $150,000 in additional loan funding under the EIDL program administered by the SBA. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the six months ended June 30, 2020. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the six months ended June 30, 2019.

Change in Fair Value of Proceeds Investment Agreement

We elected to account for the PIA on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of June 30, 2020 and December 31, 2020 to be $3,615,000 and $6,500,000, respectively. The change in fair value from December 31, 2020 to June 30, 2020 was $2,885,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020. The change in fair value from December 31, 2018 to June 30, 2019 was $(3,098,000), which was recognized as a loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.

We elected to account for the secured convertible notes that were issued in August of 2019 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date on December 31, 2019 until they were paid in full on March 3, 2020. The change in fair value from December 31, 2019 to their pay-off date was $412,445, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,832,004 and $3,592,904 for the six months ended June 30, 2020 and 2019, respectively, an improvement of $760,900 (21%).

Income Tax Benefit

We did not record an income tax related to our losses for the six months ended June 30, 2020 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2020. We had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,832,004 and $3,592,904 for the six months ended June 30, 2020 and 2019, respectively, an improvement of $760,900 (21%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.17) and ($0.32) for the six months ended June 30, 2020 and 2019, respectively, for the reasons previously noted. All outstanding stock options, warrants and convertible securities were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2020 and 2019 because of the net loss reported for such periods.

Liquidity and Capital Resources and Going Concern

Overall:

Management’s Liquidity Plan and Going Concern. The June 30, 2020 Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the six months ended June 30, 2020 and for the year ended December 31, 2019 primarily due to reduced revenues and gross margins caused by a variety of factors, including the COVID-19 pandemic and its related effects on our customers and our supply chain, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $2.8 million during the six months ended June 30, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $90.2 million as of June 30, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement, as more fully described in Note 4 – “Proceeds Investment Agreement Obligation” to the June 30, 2020 Financial Statements. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $12.8 million in underwritten public offerings of common stock, $5.2 million through the exercise of common stock purchase warrants and options, $1.6 million through the issuance of promissory notes under the SBA’s PPP and EIDL programs, raised $1.5 million through the issuance of secured convertible notes and $419,000 in unsecured promissory notes and detachable warrants during the six months ended June 30, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, and raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds used for working capital purposes as more fully described in Note 3—“Debt Obligations” to the June 30, 2020 Financial Statements. These debt and equity raises were utilized to fund the Company’s operations and management expects to continue this pattern until the Company achieves positive cash flows from operations, although it can offer no assurance in this regard.

On April 4, 2020, the Company issued a promissory note in connection with the receipt of a loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Such promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. As of June 30, 2020, the Company has used the entirety of the PPP Loan proceeds for purposes consistent with the PPP and has not taken any actions that it believes will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the PPP Loan will be forgiven. However, to the extent any portion of the PPP Loan is determined to be ineligible for forgiveness, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the certification required to obtain a PPP loan in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

On July 2, 2020 the SEC declared the Company’s Shelf Registration Statement effective. The Shelf Registration Statement will provide the Company with access to liquidity from the public markets should it decide to utilize it for such purposes. The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our common stock, debt securities, debt securities convertible into common stock or other securities in any combination thereof, rights to purchase shares of common stock or other securities in any combination thereof, warrants to purchase shares of common stock or other securities in any combination thereof or units consisting of common stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period from 2020 to 2023. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which our future operating results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, we believe that the COVID-19 pandemic or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Cash, cash equivalents: As of June 30, 2020, we had cash and cash equivalents with an aggregate balance of $16,165,550, an increase from a balance of $359,685 at December 31, 2019. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $15,805,865 net increase in cash during the six months ended June 30, 2020:

●	Operating activities:	$4,057,003 of net cash used in operating activities. Net cash used in operating activities was $4,057,003 the six months ended June 30, 2020 and net cash provided by operations of $1,269,447 for the six months ended June 30, 2019, a deterioration of $5,326,450. The deterioration was attributable to the net loss incurred for 2020 and the usage of cash to decrease accounts payable during the six months ended June 30, 2020 compared to 2019.

●	Investing activities:	$163,109 of net cash used in investing activities. Cash used in investing activities was $163,109 and $100,589 for the six months ended June 30, 2020 and 2019 respectively. In 2020, we incurred costs for the build out of the new office and warehouse space, for the tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$20,025,977 of net cash provided by financing activities. Cash provided by financing activities was $20,025,977 for the six months ended June 30, 2020 and net cash used in financing activities was $4,436,000 for the six months ended June 30, 2019. We closed several underwritten public offerings of our common stock in 2020 which generated $12.8 million of cash, we received total proceeds of $5.2 million from the exercise of common stock purchase warrants and we received a total of $1.6 million in borrowings under the PPP and EIDL programs administered by the SBA in 2020. In April 2020, we received net proceeds of $1,500,000 from the issuance of the convertible notes with detachable common stock purchase warrants. In addition, we received $419,000 in proceeds from the issuance of unsecured promissory notes payable during the six months ended June 30, 2020. These 2020 financing cash inflows were offset by the repayment of principal on the secured convertible notes and unsecured promissory notes. During 2019 we also received $1,564,000 of proceeds from the exercise of common stock purchase warrants offset by the $6 million payment on the PIA.

The net result of these activities was an increase in cash of $15,805,865 for the six months ended June 30, 2020 to $16,165,550 as of June 30, 2020.

Commitments:

We had $16,165,550 of cash and cash equivalents and net positive working capital $14,777,559 as of June 30, 2020. Accounts receivable balances represented $1,619,234 of our net working capital at June 30, 2020. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2020, which would help to provide cash to support our operations during 2020. Inventory represented $4,752,285 of our net working capital at June 30, 2020 and finished goods represented $4,146,308 of total inventory at June 30, 2020. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2020 by our sales activities.

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2020.

Lease commitments.

On May 13, 2020, the Company entered into a lease agreement for new warehouse and office space which will serve as the company’s new principal executive office and primary business location. The terms of the lease include no base rent for the first six months and monthly payments ranging from $12,398 to $13,693 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2020 was seventy-eight months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2020 was 40 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense was $252,290 for the six months ended June 30, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2020:

Assets:
Operating lease right of use assets	$769,635

Liabilities:
Operating lease obligations-Long-term portion	$731,334
Operating lease obligations-Current portion	$44,308
Total operating lease obligations	$775,642

The components of lease expense were as follows for the six months ended June 30, 2020:

Selling, general and administrative expenses	$252,290

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020 (July 1, to December 31, 2020)	$21,986
2021	169,691
2022	172,666
2023	172,542
2024	159,703
Thereafter	310,259
Total undiscounted minimum future lease payments	1,006,847
Imputed interest	(231,205)
Total operating lease liability	$775,642

Debt obligations is comprised of the following:

	June 30, 2020	December 31, 2019
PPP Loan	$1,418,900	$—
EIDL Loan	150,000	—
2019 secured convertible notes, at fair value	—	1,593,809
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at June 30, 2020 and December 31, 2019, respectively	—	233,939

Debt obligations	1,568,900	1,827,748
Less: current maturities of debt obligations	552,258	1,827,748
Debt obligations, long-term	$1,016,642	$—

Debt obligations mature as follows as of June 30, 2020:

June 30, 2020
2020 (July 1, 2020 to December 31, 2020)	$68,241
2021	948,391
2022	401,321
2023	3,166
2024	3,286
2025 and thereafter	144,495

Total	$1,568,900

The PIA obligation comprises of the following:

	June 30, 2020	December 31, 2019
Proceeds investment agreement, at fair value	$3,615,000	$6,500,000
Less: Current portion	(3,615,000)	—

Proceeds investment agreement, at fair value - Long-term	$—	$6,500,000

On July 20, 2020, the Company and BKI executed a Termination Agreement and Mutual Release. Under the terms of the Termination Agreement the parties agreed to terminate the PIA and to release one another from any further liability under the PIA’s obligation. See Note 4 -- Proceeds Investment Agreement Obligation to the June 30, 2020 Financial Statements.

Under the terms of the Agreement, upon payment of $1,250,000 by the Company to BKI both parties agreed to terminate the PIA and to release each other from any further liability thereunder. Such $1,250,000 payment was made on July 22, 2020. In addition to the $1,250,000 payment, the Company further agreed to pay BKI the following: (a) a contingent payment in the amount of $2,750,000 following the closing of an asset purchase, membership interest purchase, or similar transaction between the Company and a specified third-party (the “Purchase Transaction”) and (b) any and all future proceeds received from WatchGuard and its successors and assigns by the Company for WatchGuard’s use of the ‘292 and ‘452 patents. For clarity, the parties further agreed that the payment of the contingent payment would only be due and payable upon the closing of the specified Purchase Transaction and the relevant contingent payment portion of the Agreement, and any obligations stemming therefrom, would automatically terminate if the specified Purchase Transaction is abandoned prior to its closing, including its failure to close within three years from the date of the Agreement. The specified Purchase Transaction has not yet occurred and there is no binding agreement to complete such Purchase Transaction.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature; however, we usually generate higher revenues during the second half of the calendar year than in the first half.

Potential Impacts of the COVID-19 Pandemic on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the quarter ended June 30, 2020, we have observed recent decreases in demand from certain customers, primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the three months ended June 30, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to assist our customers and distributors as well as impact our ability to develop new distribution channels, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions we have taken so far during the COVID-19 pandemic include, but are not limited to:

●	requiring all employees who can work from home to work from home;

●	increasing our IT networking capability to best assure employees can work effectively outside the office; and

●	for employees who must perform essential functions in one of our offices:

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction; and

●	Requiring employees to wear masks while they are in the office whenever possible.

We currently believe revenue for the three months ended September 30, 2020 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses for the three months ending June 30, 2020. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this quarterly report on Form 10Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that material information required to be disclosed by the Company in this quarterly report on Form 10Q was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 9 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

In addition to such legal proceedings, we are involved in various other claims and legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under such other claims and proceedings to be probable. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two accredited investors (the “Investors”) providing for the issuance of (i) the Company’s 8% Senior Secured Convertible Promissory Notes due April 16, 2021 (the “Notes”) with an aggregate principal face amount of $1,666,666, which Notes are, subject to certain conditions, convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price per share of $1.01 and (ii) five-year warrants (the “Warrants”) to purchase an aggregate of up to 1,237,624 shares of Common Stock (the “Warrant Shares”) at an exercise price of $1.31 per share, subject to customary adjustments (the “Warrants”), which Warrants are immediately exercisable upon issuance and on a cashless basis if the Warrant Shares have not been registered 180 days after the date of issuance. Pursuant to the Purchase Agreement, an aggregate of $500,000 of principal amount of the Notes and the underlying shares of Common Stock issuable upon conversion of such Notes were registered in a registered direct offering. Notes in an additional aggregate principal amount of $1,166,666 and the Warrants were issued to the Investors in a concurrent private placement (the “Private Placement”).

The offers and sales of the Notes and Warrant Shares were made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the Private Placement.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

10.101	Paycheck Protection Program Promissory Note and Agreement, dated April 6, 2020, by and between First Citizens Bank and Trust Company and the Company.

10.102	Termination Agreement and Mutual Release, dated July 20, 2020, between the Company and Brickell Key Investments LP.

21.1	Subsidiaries of Registrant

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020

DIGITAL ALLY, INC., a Nevada corporation

/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.101	Paycheck Protection Program Promissory Note and Agreement, dated April 6, 2020, by and between First Citizens Bank and Trust Company and the Company.

10.102	Termination Agreement and Mutual Release, dated July 20, 2020, between the Company and Brickell Key Investments LP.

21.1	Subsidiaries of Registrant

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

