Form 10-Q
period 2020-09-30
DIGITAL ALLY INC
filed 2020-11-12
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2020
Common Stock, $0.001 par value per share	26,772,691

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,130,331	$359,685
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2020 and 2019	1,799,935	1,071,018
Accounts receivable-other	884,853	514,730
Inventories, net	5,993,627	5,280,412
Income tax refund receivable, current	—	44,650
Prepaid expenses and other current assets	2,295,945	381,090

Total current assets	19,104,691	7,651,585

Land, building and equipment, net	681,315	197,063
Intangible assets, net	379,351	413,268
Operating lease right of use assets, net	792,121	122,459
Other assets	893,180	532,500

Total assets	$21,850,658	$8,916,875

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,058,739	$2,339,985
Accrued expenses	616,343	845,881
Operating lease obligations – Current	83,094	159,160
Contract liabilities – Current	1,702,587	1,707,943
Debt obligations – Current	791,521	1,827,748
Income taxes payable	1,158	5,934
Total current liabilities	4,253,442	6,886,651

Long-term liabilities:
Proceeds investment agreement obligation, at fair value – Long-term	—	6,500,000
Operating lease obligation – Long-term	754,031	44,460
Debt obligations – Long-term	777,379	—
Contract liabilities – Long-term	1,663,481	1,803,143

Total liabilities	7,448,333	15,234,254

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value per share; 100,000,000 and 50,000,000 shares authorized, respectively; shares issued: 26,836,209 – September 30, 2020 and 12,079,095 – December 31, 2019	26,836	12,079
Additional paid in capital	106,225,896	83,216,387
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(89,693,181)	(87,388,619)

Total stockholders’ equity (deficit)	14,402,325	(6,317,379)

Total liabilities and stockholders’ equity (deficit)	$21,850,658	$8,916,875

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue:
Product	$2,958,579	$2,173,257	$5,778,695	$6,039,445
Service and other	630,061	749,891	1,967,881	1,981,482

Total revenue	3,588,640	2,923,148	7,746,576	8,020,927

Cost of revenue:
Product	2,177,676	1,601,913	4,332,450	4,333,812
Service and other	188,316	132,973	533,690	366,301

Total cost of revenue	2,365,992	1,734,886	4,866,140	4,700,113

Gross profit	1,222,648	1,118,262	2,880,436	3,320,814
Selling, general and administrative expenses:
Research and development expense	405,083	517,010	1,250,528	1,562,086
Selling, advertising and promotional expense	789,854	877,218	1,958,884	2,871,154
General and administrative expense	1,871,668	2,074,481	5,585,500	7,686,537
Patent litigation settlement	—	—	—	(6,000,000)

Total selling, general and administrative expenses	3,066,605	3,468,709	8,794,912	6,119,777

Operating loss	(1,843,957)	(2,280,447)	(5,914,476)	(2,798,963)

Other income (expense):
Interest income	11,339	6,667	33,208	30,279
Interest expense	(4,940)	(37,037)	(338,136)	(37,037)
Secured convertible notes issuance expense	—	(89,148)	(34,906)	(89,148)
Change in fair value of proceeds investment agreement	2,365,000	(177,000)	5,250,000	(3,275,000)
Change in fair value of secured convertible notes	—	(408,860)	(1,300,252)	(408,860)
Total other income (expense)	2,371,399	(705,378)	3,609,914	(3,779,766)

Income (loss) before income tax benefit	527,442	(2,985,825)	(2,304,562)	(6,578,729)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$527,442	$(2,985,825)	$(2,304,562)	$(6,578,729)

Net income (loss) per share information:
Basic	$0.02	$(0.26)	$(0.12)	$(0.58)
Diluted	$0.02	$(0.26)	$(0.12)	$(0.58)

Weighted average shares outstanding:
Basic	26,613,109	11,637,289	19,861,694	11,296,999
Diluted	26,627,941	11,637,289	19,861,694	11,296,999

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)
Stock-based compensation	—	—	725,198	—	—	725,198
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(2,500)	(2)	2	—	—	—
Issuance of common stock upon exercise of common stock purchase warrants	161,000	161	515,839	—	—	516,000
Net loss	—	—	—	—	(3,205,174)	(3,205,174)

Balance, March 31, 2019	11,126,055	11,126	79,358,024	(2,157,226)	(80,588,080)	(3,376,156)

Stock-based compensation	—	—	585,195	—	—	585,195
Issuance of common stock upon exercise of common stock purchase warrants	368,000	368	1,047,632	—	—	1,048,000
Net loss	—	—	—	—	(387,730)	(387,730)

Balance, June 30, 2019	11,494,055	11,494	80,990,851	(2,157,226)	(80,975,810)	(2,130,691)

Stock-based compensation	—	—	405,579	—	—	405,579
Restricted common stock forfeitures	(2,870)	(3)	3	—	—	—
Issuance of common stock purchase warrants related to secured convertible notes	—	—	535,739	—	—	535,739
Issuance of common stock upon conversion of secured convertible notes and interest	498,625	499	697,568	—	—	698,067
Issuance of common stock related to the issuance of secured convertible notes	89,285	89	118,660	—	—	118,749
Net loss	—	—	—	—	(2,985,825)	(2,985,825)

Balance, September 30, 2019	12,079,095	$12,079	$82,748,400	$(2,157,226)	$(83,961,635)	$(3,358,382)

Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	1,343,360
Issuance of common stock through underwritten public offering at $1.15 per share (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806
Net loss	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	16,068	87,390,377	(2,157,226)	(89,722,729)	(4,473,510)

Stock-based compensation	—	—	376,738	—	—	376,738
Restricted common stock grant	135,450	135	(135)	—	—	—
Restricted common stock forfeitures	(12,750)	(13)	13	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	1,664,669	1,665	1,679,660	—	—	1,681,325
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	5,203,122
Issuance of common stock upon exercise of stock options	1,875	2	7,798			7,800
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	721,141

Net loss	—	—	—	—	(497,894)	(497,894)

Balance, June 30, 2020	26,645,118	26,645	105,697,031	(2,157,226)	(90,220,623)	13,345,827

Stock-based compensation	—	—	498,356	—	—	498,356
Restricted common stock grant	181,091	181	(181)	—	—	—
Issuance of common stock for services rendered	10,000	10	30,690	—	—	30,700
Net income	—	—	—	—	527,442	527,442

Balance, September 30, 2020	26,836,209	$26,836	$106,225,896	$(2,157,226)	$(89,693,181)	$14,402,325

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,304,562)	$(6,578,729)
Adjustments to reconcile net loss to net cash flows used in by operating activities:
Depreciation and amortization	189,390	287,184
Stock based compensation	1,186,771	1,715,972
Provision for inventory obsolescence	254,109	47,637
Amortization of discount on unsecured promissory notes	86,867	—
Change in fair value of secured convertible notes	1,300,252	408,860
Change in fair value of proceeds investment agreement	(5,250,000)	3,275,000
Provision for doubtful accounts receivable	—	53,224
Issuance of common stock for services rendered	30,700	—
Debt issuance costs	34,906	89,148
Interest on secured convertible notes paid through issuance of common stock	—	50,000

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(728,917)	32,493
Accounts receivable – other	(370,123)	(86,217)
Inventories	(967,324)	569,710
Income tax refund receivable	44,650	—
Prepaid expenses and other current assets	(1,914,855)	(47,620)
Operating lease right of use assets	(669,662)	333,308
Other assets	(110,679)	(147,504)

Increase (decrease) in:
Accounts payable	(1,281,246)	1,290,614
Accrued expenses	(129,593)	(1,003,185)
Income taxes payable	(4,776)	2,144
Operating lease obligations	633,505	(252,148)
Contract liabilities	(145,018)	(210,849)

Net cash used in operating activities	(10,115,605)	(170,958)

Cash Flows from Investing Activities:
Purchases of property, building and equipment	(599,449)	(78,584)
Additions to intangible assets	(40,277)	(51,182)
Additions to investments	(250,000)	—

Net cash used in investing activities	(889,726)	(129,766)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	319,000	—
Proceeds from unsecured promissory note payable	100,000	—
Proceeds from promissory notes payable	1,568,900	—
Proceeds from issuance of common stock upon exercise of warrants	5,203,122	1,564,000
Proceeds from issuance of secured convertible notes payable	1,500,000	2,500,000
Proceeds from sale of common stock in underwritten public offering	12,829,241	—
Proceeds from exercise of stock options	7,800	—
Principal payment on subordinated notes payable	(400,000)	—
Principal payment on secured convertible notes	(748,180)	—
Principal payments on unsecured promissory note payable, related party	(319,000)	—
Debt issuance costs	(34,906)	(89,148)
Principal payment on proceeds investment agreement	(1,250,000)	(6,000,000)

Net cash provided by (used in) financing activities	18,775,977	(2,025,148)

Net increase (decrease) in cash and cash equivalents	7,770,646	(2,325,872)
Cash and cash equivalents, beginning of period	359,685	3,598,807

Cash and cash equivalents, end of period	$8,130,331	$1,272,935

Supplemental disclosures of cash flow information:
Cash payments for interest	$128,911	$—

Cash payments for income taxes	$4,776	$3,856

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$845	$522

Restricted common stock forfeitures	$36	$5

Cashless exercise of common stock purchase warrants	$7	$—

Impact of Adoption of ASC 842 - obtaining right of use asset for lease liability	$—	$500,751

Issuance of common stock upon conversion of secured convertible notes	$3,024,685	$698,067

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$741,947	$535, 739

Issuance of common stock related to the issuance of secured convertible notes	$—	$118,749

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc. and Shield Products, LLC collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. The Company’s products include, among others; in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has recently added two new lines of branded products: (1) the ThermoVu™ line, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line, which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercials customers beginning late in the second quarter of 2020. Both product lines are manufactured by third parties. In addition, the Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the general instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and the unaudited financial statements and footnotes included in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the quarter ended September 30, 2020, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the three months ended September 30, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

We currently believe revenue for the year ending December 31, 2020 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Management’s Liquidity Plan and Going Concern:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the nine months ended September 30, 2020 and for the year ended December 31, 2019 primarily due to reduced revenues and gross margins caused by a variety of factors, including the COVID-19 pandemic and its related effects on our customers and our supply chain, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $2.3 million during the nine months ended September 30, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $89.7 million as of September 30, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its Proceeds Investment Agreement, and on July 20, 2020, the Company and BKI executed a Termination Agreement which terminated the PIA and released the parties from any further liability under the PIA obligation upon payment of $1,250,000 by the Company to BKI. Such $1,250,000 payment was made on July 22, 2020 and the PIA obligation was extinguished, as more fully described in Note 4 — “Proceeds Investment Agreement Obligation”. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $12.8 million in underwritten public offerings of its common stock, raised $5.2 million through the exercise of common stock purchase warrants and options, raised $1.6 million through the issuance of promissory notes through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan (“EIDL”) programs, raised $1.5 million through the issuance of secured convertible notes and raised $419,000 in unsecured promissory notes and detachable warrants during the nine months ended September 30, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, the Company borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of common stock and on August 5, 2019, it raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of common stock with the net proceeds being used for working capital purposes as more fully described in Note 3 – “Debt Obligations”. These debt and equity raises were utilized to fund its operations and management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of a loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Such promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. As of September 30, 2020, the Company has used the entirety of the PPP Loan proceeds for purposes consistent with the PPP and has not taken any actions that it believes will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the PPP Loan will be forgiven. However, to the extent any portion of the PPP Loan is determined to be ineligible for forgiveness, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the certification required to obtain a PPP loan in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

On July 2, 2020 the SEC declared the Company’s shelf registration statement on Form S-3 effective (the “Shelf Registration Statement”). The Shelf Registration Statement will provide the Company with access to liquidity from the public markets should it decide to utilize it for such purposes. The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our common stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Segments of Business:

Management has determined that its operations comprise one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and nine months ended September 30, 2020 and 2019, sales by geographic area were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales by geographic area:
United States of America	$3,569,452	$2,854,501	$7,667,267	$7,846,560
Foreign	19,188	68,647	79,309	174,367

Total	$3,588,640	$2,923,148	$7,746,576	$8,020,927

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Recent Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission (the “SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is an SRC, implementation will not be required until January 1, 2023. The Company will continue to evaluate the effect that adopting ASU 2016-13 will have on the Company’s consolidated financial statements.

In 2020, FASB issued ASU No. 2020-06 to simplify the accounting for convertible debt instruments as the current accounting guidance was determined to be unnecessarily complex and difficult to navigate. The ASU primarily does three things: (1) The ASU eliminates the beneficial conversion feature model and the cash conversion model. The elimination of these models will result in more convertible instruments (convertible debt instruments or convertible preferred stock instruments) being reported as a single liability instrument. The ASU also makes targeted improvements to the related disclosures, (2) The ASU eliminates certain settlement conditions that are required to qualify for derivative scope exception which will allow for less equity contracts to be accounted for as a derivative and (3) The ASU aligns the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method and requiring share settlement be included in the calculation when the contract includes an option of cash or share settlement. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020.

In 2020, FASB issued ASU No. 2020-01 which represents a consensus of the Emerging Issues Task Force and it clarifies certain items related to ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU (1) clarifies that when an entity is either applying the equity method or upon discontinuing the equity method it should consider observable price changes in orderly transactions for the identical or a similar investment with the same issuer for valuing basis of the investment and (2) clarifies that when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU No. 2020-01 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Raw material and component parts	$2,450,244	$4,481,611
Work-in-process	820	35,858
Finished goods	5,535,073	4,906,956

Subtotal	7,986,137	9,424,425
Reserve for excess and obsolete inventory	(1,992,510)	(4,144,013)

Total	$5,993,627	$5,280,412

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $152,609 and $80,711 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	September 30, 2020	December 31, 2019
Payroll protection program loan (PPP)	$1,418,900	$—
Economic injury disaster loan (EIDL)	150,000	—
2019 Secured convertible notes, at fair value	—	1,593,809
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at September 30, 2020 and December 31, 2019, respectively	—	233,939

Debt obligations	1,568,900	1,827,748
Less: current maturities of debt obligations	791,521	1,827,748
Debt obligations, long-term	$777,379	$—

Debt obligations mature as follows as of September 30, 2020:

September 30, 2020
2020 (October 1, 2020 to December 31, 2020)	$68,241
2021	948,391
2022	401,321
2023	3,166
2024	3,286
2025 and thereafter	144,495

Total	$1,568,900

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the PPP Loan of $1,418,900 under the SBA’s PPP Program under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement and total $79,850.57 per month thereafter. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company is in process of applying for forgiveness of the PPP Loan.

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

2019 Secured Convertible Notes.

On August 5, 2019, the Company entered into a securities purchase agreement with several accredited investors providing for the issuance of (i) the Company’s 8% secured convertible notes due August 4, 2020 with a principal face amount of $2,777,777.78, which convertible notes are, subject to certain conditions, convertible into 1,984,126 shares of the Company’s common stock, at a price per share of $1.40 (the “2019 Convertible Notes”); (ii) five-year warrants to purchase an aggregate of 571,428 shares of Common Stock at an exercise price of $1.8125, which warrants are immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered 180 days after the date of issuance; and (iii) the issuance of shares of common stock equal to 5% of the aggregate purchase price of the convertible notes, with an aggregate value of $125,000 (the “Commitment Shares”). The accredited investors purchased the foregoing securities for an aggregate cash purchase price of $2,500,000.

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

During the nine months ended September 30, 2020, the holders of the 2019 Convertible Notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the nine months ended September 30, 2020 and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. There remains no outstanding 2019 Convertible Notes as of September 30, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the condensed consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the nine months ended September 30, 2020:

Amount
Balance at December 31, 2019	$1,593,809
Principal repaid during the period by issuance of common stock	(1,259,074)
Principal repaid during the period by payment of cash	(747,180)
Change in fair value of secured convertible note during the period	412,445

Balance at September 30, 2020	$—

Following is a range of certain estimates and assumptions utilized as of December 31, 2019 to determine the fair value of secured convertible notes:

December 31, 2019
Assumptions
Volatility – range	115%
Risk-free rate	1.60%
Contractual term	0.6 years
Calibrated stock price	$1.06
Debt yield	123.6%

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

During the nine months ended September 30, 2020, the holders of the 2020 Convertible Notes exercised their right to convert principal balances aggregating $1,665,666 into equity. In addition, on June 12, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. There remains no outstanding 2020 Convertible notes as of September 30, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the condensed consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the nine months ended September 30, 2020:

Amount
Balance at December 31, 2019	$—
Issuance of 2020 convertible notes at fair value	778,859
Principal repaid during the period by issuance of common stock	(1,665,666)
Principal repaid during the period by payment of cash	(1,000)
Change in fair value of secured convertible note during the period	887,807

Balance at September 30, 2020	$—

Following is a range of certain estimates and assumptions utilized as of the April 17, 2020 issuance date to determine the fair value of secured convertible notes:

April 17, 2020
Assumptions
Volatility – range	90%
Risk-free rate	0.36%
Contractual term	1.0 years
Stock price	$0.92
Debt yield	132.2%

Unsecured Promissory Notes Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020 (this note was repaid in full on May 6, 2020). The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount was amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $66,061 of the discount amortized to interest expense during the nine months ended September 30, 2020.

On January 17, 2020, the Company borrowed $100,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of April 17, 2020. The Company granted the lender warrants exercisable to purchase a total of 35,750 shares of its common stock at an exercise price of $1.40 per share until January 17, 2025. The Company allocated $20,806 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The note was repaid in full on March 12, 2020 and the discount was amortized to interest expense through the date of payment. The amortization of discount resulted in $20,806 of the discount amortized to interest expense during the nine months ended September 30, 2020.

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest were paid in full during the nine months ended September 30, 2020. Total interest accrued and paid on this note was $5,236.

NOTE 4. PROCEEDS INVESTMENT AGREEMENT OBLIGATION

The proceeds investment agreement obligations are comprised of the following:

	September 30, 2020	December 31, 2019
Proceeds investment agreement, at fair value	$—	$6,500,000
Less: Current portion	—	—

Proceeds investment agreement, at fair value - Long-term	$—	$6,500,000

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

The Company utilized a probability weighted present value of expected patent asset proceeds for the litigation involving both Axon Enterprises, Inc. (“Axon,” formerly known as Taser International, Inc.) and WatchGuard (see Note 9 – “Commitments and Contingencies”) which involved estimates of the amount and timing of the expected patent asset proceeds from the alleged patent infringement. The fair value of the PIA is updated for actual and estimated activity affecting the probability weighted present value of expected patent asset proceeds at each reporting date with the change charged/credited to operations. Following is a range of certain estimates and assumptions utilized as of December 31, 2019 to probability weighted present value of expected patent asset proceeds for the litigation involving both Axon and WatchGuard:

December 31, 2019
Discount rate	3.0% -16.6%
Expected term to patent asset proceeds payment	0.58 years - 4 years
Probability of success	5.9% -38.5%
Estimated minimum return payable to BKI	$ 21 million
Negotiation discount	43.3%

In May 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 9 – “Commitments and Contingencies”. In accordance with the terms of the PIA, the Company remitted the $6.0 million as a principal payment toward its minimum return payment obligations under the PIA.

On July 20, 2020, the Company and BKI executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement the parties agreed to terminate the PIA and to release each other from any further liability under the PIA obligation.

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

The parties abandoned the Purchase Transaction during the quarter ended September 30, 2020 and therefore, the contingent payment obligation automatically terminated as the specified Purchase Transaction was abandoned prior to its closing. Furthermore, the Company does not anticipate any future recoveries from Watchguard and its successors and assigns relative to WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. As a result, the PIA obligation was extinguished upon the payment of the $1,250,000 required under the Termination Agreement.

The following represents activity in the PIA during the nine months ended September 30, 2020:

Beginning balance as of December 31, 2019	$6,500,000
Repayment of obligation	(1,250,000)
Change in the fair value during the period	(5,250,000)
Ending balance as of September 30, 2020	$—

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible notes	$—	$—	$—	$—
Proceeds investment agreement obligation	—	—	—	$—
	$—	$—	$—	$—

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible notes	$—	$—	$1,593,809	$1,593,809
Proceeds investment agreement obligation	—	—	6,500,000	6,500,000
	$—	$—	$8,093,809	$8,093,809

The following table represents the change in Level 3 tier value measurements:

	2019	2020
	Secured	Secured	Proceeds
	Convertible	Convertible	Investment
	Notes	Notes	Agreement	Total

Balance, December 31, 2019	$1,593,809	$—	$6,500,000	$8,093,809

Issuance of secured convertible debt	—	778,859	—	778,859

Conversion of secured convertible debentures	(1,259,074)	(1,665,666)	—	(2,924,740)

Repayment of proceeds investment agreement	—	—	(1,250,000)	(1,250,000)

Repayment of secured convertible notes	(747,180)	(1,000)	—	(748,180)

Change in fair value of secured convertible debentures and proceeds investment agreement	412,445	887,807	(5,250,000)	(3,949,748)

Balance, September 30, 2020	$—	$—	$—	$—

NOTE 6. ACCRUED EXPENSES

Accrued expenses comprised of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued warranty expense	$50,637	$17,838
Accrued litigation costs	250,000	295,000
Accrued sales commissions	45,000	28,480
Accrued payroll and related fringes	79,426	233,254
Accrued insurance	—	78,579
Accrued sales returns and allowances	23,799	18,258
Accrued sales taxes	53,126	50,136
Other	114,355	124,336

	$616,343	$845,881

Accrued warranty expense comprised of the following for the nine months ended September 30, 2020:

Beginning balance	$17,838
Provision for warranty expense	107,934
Charges applied to warranty reserve	(75,135)

Ending balance	$50,637

NOTE 7. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2020 and 2019 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2020 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. As of September 30, 2020, it had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

NOTE 8. OPERATING LEASES

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2020 was seventy-four months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2020 was 37 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense was $302,836 for the nine months ended September 30, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2020:

Assets:
Operating lease right of use assets	$792,121

Liabilities:
Operating lease obligations-Long-term portion	$754,031
Operating lease obligations-Current portion	83,094
Total operating lease obligations	$837,125

The components of lease expense were as follows for the nine months ended September 30, 2020:

Selling, general and administrative expenses	$302,836

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020 (October 1, to December 31, 2020)	$17,192
2021	176,465
2022	184,412
2023	184,523
2024	171,924
Thereafter	334,001
Total undiscounted minimum future lease payments	1,068,517
Imputed interest	(231,392)
Total operating lease liability	$837,125

NOTE 9. COMMITMENTS AND CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the quarter ended September 30, 2020, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the three months ended September 30, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

We currently believe revenue for the year ending December 31, 2020 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

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

The Company filed an opening appeal brief on August 26, 2019 with the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”), appealing the U.S. District Court’s granting of Axon’s motion for summary judgment. Axon responded by filing a responsive brief on November 6, 2019 and we then filed a reply brief responding to Axon on November 27, 2019. The Court of Appeals scheduled oral arguments on our appeal of the U.S. District Court’s summary judgment ruling on April 6, 2020. This appeal was intended to address the Company’s position that the U.S. District Court incorrectly dismissed our claims against Axon. If the Court of Appeals overturns the ruling of the U.S. District Court, the case will be remanded to the U.S District Court before a new judge. On March 12, 2020, the panel of judges for the Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020, having determined that the appeal will be decided solely based on the parties’ briefs. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. On May 22, 2020, we filed a petition for panel rehearing requesting that we be granted a rehearing of our appeal of the U.S. District Court’s summary judgment ruling. Furthermore, we requested that we be given an opportunity to make our case through oral argument in front of the three-judge panel of the Court of Appeals, which was also denied. The Company has abandoned its right to any further appeals.

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

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $498,356 and $405,579 for the three months ended September 30, 2020 and 2019 and $1,186,771 and $1,715,972 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had adopted seven separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2020 total 7,563. The 2006 Plan terminated during 2016 with 25,849 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2020 total 39,750. The 2007 Plan terminated during 2017 with 89,651 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2020 total 5,000. The 2008 Plan terminated during 2018 with 9,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2020 total 31,250.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on September 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The 2020 Plan authorizes us to issue 1,500,000 shares of Common Stock upon exercise of options and grant of restricted stock awards. A total of 438,341 options and restricted stock have been granted under the 2020 Plan to date. The 2020 Plan also authorizes us to grant (i) to the key employees incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC, except for shares of Common Stock issuable under the 2020 Plan, which the Company expects to register prior to December 31, 2020. A total of 1,062,846 shares remained available for awards under the various Plans as of September 30, 2020.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the nine months ended September 30, 2020:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	589,125	$3.74
Granted	255.000	2.09
Exercised	(1,875)	4.16
Forfeited	(3,937)	(12.14)
Outstanding at September 30, 2020	838,313	$3.20
Exercisable at September 30, 2020	669,563	$3.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the nine months ended September 30, 2020 was $415,742. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2020:

Volatility – range	104%
Risk-free rate	0.28%
Contractual term	5.5 years
Exercise price	$2.09

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2020 and 2019.

At September 30, 2020, the aggregate intrinsic value of options outstanding was approximately $12,750 and the aggregate intrinsic value of options exercisable was approximately $4,313.

As of September 30, 2020, the unrecognized portion of stock compensation expense on all existing stock options was $275,123 which will be amortized to expense over the next seven months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2020:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	725,313	8.4 years	556,563	8.0 years
$3.50 to $4.99	64,000	3.6 years	64,000	3.6 years
$5.00 to $6.49	—	— years	—	— years
$6.50 to $7.99	7,250	1.1 years	7,250	1.1 years
$8.00 to $9.99	2,500	0.7 years	2,500	0.7 years
$10.00 to $19.99	39,250	0.3 years	39,250	0.3 years

	838,313	7.6 years	669,563	7.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2020	514,875	$2.97
Granted	846,591	1.02
Vested	(591,466)	(1.77)
Forfeited	(35,250)	(1.84)
Nonvested balance, September 30, 2020	734,750	$1.75

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2020, there were $316,398 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 15 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020 (October 1, 2020 through December 31, 2020)	13,125
2021	480,250
2022	241,375

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 3,388,364 shares of common stock at $1.40 to $16.50 per share as of September 30, 2020. The warrants expire from January 22, 2021 through January 17, 2025 and allow for cashless exercise.

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2020:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2020	4,824,573	$5.15
Granted	1,273,374	1.31
Exercised	(2,704,583)	(1.95)
Cancelled	(5,000)	(16.50)
Vested Balance, September 30, 2020	3,388,364	$6.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2020 and the weighted average remaining term is 18.8 months.

During the nine months ended September 30, 2020, warrants to purchase 2,686,582 common shares were exercised for cash proceeds of $5,203,122 and warrants to purchase 18,000 common shares were exercised on a cashless basis through the forfeiture of 10,715 common shares.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2020:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	2.8 years
$3.00	316,800	2.5 years
$3.36	166,667	1.4 years
$3.36	566,666	2.4 years
$3.65	167,000	1.7 years
$3.75	25,753	1.9 years
$5.00	800,000	1.2 years
$13.43	879,766	0.3 years

	3,388,364	1.6 years

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendment to Articles of Incorporation

The Company held its annual meeting of the shareholders on September 9, 2020. At such meeting a proposed amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock that the Company may issue from 50,000,000 to 100,000,000, of which all 100,000,000 shares shall be classified as Common Stock, was approved.

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

The Committee also decided that the reduction of the base annual salaries of Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Treasurer and Secretary, for 2020, which totaled $69,231 and $55,384, respectively, as of May 1, 2020 was paid through the issuance of shares of restricted stock under the 2018 Stock Option and Restricted Stock Plan with the Company paying the applicable federal and state taxes on such amounts. Accordingly, the Company issued the Company’s President and Chief Executive Officer, and the Company’s Chief Financial Officer, Treasurer and Secretary 75,250 shares and 60,200 shares, respectively, effective April 17, 2020 based on a closing price of $0.92 per share on such date. In addition, on September 9, 2020 a total of 178,091 shares of restricted stock were issued to five employees in consideration for their agreement to voluntary reduce their cash compensation by a total of $165,625 with the Company paying the applicable federal and state taxes on such amounts.

On July 1, 2020, the Company entered into a commission agreement with an individual who provides services for our Shield and ThermoVU product lines. Pursuant to such agreement, we issued a total of 10,000 shares of common stock valued at $30,700 based on the closing market price which has been expensed during the nine months ended September 30, 2020.

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

NOTE 13. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted income per share – Net loss	$527,442	$(2,985,825)	$(2,304,562)	$(6,578,729)

Denominator for basic loss per share – weighted average shares outstanding	26,613,109	11,637,289	19,861,694	11,296,999

Dilutive effect of shares issuable under stock options outstanding	14,832	—	—	—

Dilutive effect of shares issuable under common stock purchase warrants and convertible debt outstanding	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	26,627,941	11,637,289	19,861,694	11,296,999

Net income (loss) per share:
Basic	$0.02	$(0.26)	$(0.12)	$(0.58)
Diluted	$0.02	$(0.26)	$(0.12)	$(0.58)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the respective periods. For the three months ended September 30, 2020, certain shares issuable upon exercise of outstanding stock options were dilutive and such dilutive effect was determined under the treasury stock method and reflected in diluted average shares outstanding. For the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 14. SUBSEQUENT EVENTS

In October 2020, the Company advanced a total of $500,000 to American Rebel Holdings, Inc. (AREB) under two separate secured promissory notes. The CEO, President and Chairman of AREB is the brother of the Company’s CEO, President and Chairman. Such notes bear interest at 8%, mature in January 2021 and are secured by substantially all tangible and intangible assets of AREB. The Company also received warrants to purchase 2,500,000 shares of AREB common stock at an exercise price of $0.10 per share.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during the nine months ended September 30, 2020 and the 2019 fiscal year; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the Shield™ disinfectant/sanitizers products and ThermoVU™ temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) potential that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information as trade secrets and through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have significant effect on us and the other stockholders; (26) sale of substantial amounts of our common stock, par value $0.001 per share (the “Common Stock”), that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (27) possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our Common Stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (31) the likely high volatility of our stock price due to a number of factors, including a relatively limited public float; (32) whether our technology will have a significant impact on our revenues in the long-term; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We produce digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. Our current products include, in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. We have active research and development programs to adapt our technologies to other applications. We sell our products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. Our products include the DVM-800 in-car digital video mirror systems for use by law enforcement; the FirstVU and the FirstVU HD which are body-worn cameras, our patented VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation and which we supply to both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are cloud-based evidence management systems. We introduced the EVO-HD product in late June 2019 and began full-scale deliveries in the third quarter 2019. It is designed and built on a new and highly advanced technology platform that we expect to become the platform for a new family of our in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings as circumstances normalize in a post-COVID-19 economy, although we can offer no assurance in this regard. The Company has recently added two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria and began offering such products to its law enforcement and commercials customers beginning late in the second quarter of 2020. Total revenues for these two new products for the third quarter 2020 approximated $1.1 million. We are ramping up our supply chain for both of these new product lines, which are manufactured by third-parties.

We experienced operating losses for all of our fiscal quarters during 2020 and 2019 and for the first three quarters of 2020. We generated net income during the three months ended September 30, 2020 primarily due to a gain from the extinguishment of the Proceeds Investment Obligation. The following is a summary of our recent operating results on a quarterly basis:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total revenue	$3,588,640	$1,732,192	$2,425,745	$2,420,437	$2,923,148
Gross profit (loss)	1,222,648	392,758	1,265,028	(88,185)	1,188,262
Gross profit margin %	34.1%	22.7%	52.2%	(3.6)%	40.7%
Total selling, general and administrative expenses	3,066,606	2,535,912	3,192,396	3,145,633	3,468,709
Operating income (loss)	(1,843,958)	(2,143,154)	(1,927,368)	(3,233,819)	(2,280,447)
Operating income (loss) %	(51.4)%	(123.7)%	(79.5)%	(133.6)%	(78.0)%
Net income (loss)	$527,442	$(497,894)	$(2,334,110)	$(3,426,984)	$(2,985,825)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by newer products, such as the recently released EVO-HD, the ThermoVU™ and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and bonus compensation; (5) the timing of patent infringement litigation settlements, such as the $6.0 million settlement we obtained from WatchGuard during the second quarter of 2019 and (5) the impact of patent infringement and other litigation including all related obligations and expenses respecting such litigation and (6) most recently, the impact of COVID-19 on the economy and our business.

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

For the Three Months Ended September 30, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Three months ended September 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	66%	59%

Gross profit	34%	41%
Selling, general and administrative expenses:
Research and development expense	11%	18%
Selling, advertising and promotional expense	22%	30%
Stock-based compensation expense	14%	14%
General and administrative expense	38%	57%

Total selling, general and administrative expenses	85%	119%

Operating loss	(51)%	(78)%

Change in fair value of proceeds investment agreement	66%	(6)%
Change in fair value of secured convertible notes	—%	(14)%
Other income and interest expense, net	-%	(4)%

Income (loss) before income tax benefit	15%	(102)%
Income tax (provision)	—%	—%

Net income (loss)	15%	(102)%

Net loss per share information:
Basic	$0.02	$(0.26)
Diluted	$0.02	$(0.26)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on our revenues in the third quarter 2020 and we expect it to adversely affect our revenues during the remainder of 2020. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new Shield disinfectant/sanitizer and ThermoVU product lines.

Revenues for each of the third quarters of 2020 and 2019 were derived from the following sources:

	Three months ended September 30,
	2020	2019
DVM-800	21%	34%
Repair and service	10%	19%
ThermoVU	30%	—%
Shield disinfectants/sanitizers	1%	—%
DVM-250 Plus	1%	14%
FirstVu HD	11%	10%
Cloud service revenue	6%	7%
EVO-HD	6%	4%
VuLink	1%	1%
Accessories and other revenues	13%	11%

	100%	100%

Product revenues for the three months ended September 30, 2020 and 2019 were $2,958,579 and $2,173,257 respectively, an increase of $785,322 (36%), due to the following factors:

●	The Company generated revenues totaling over $1,128,849 during the three months ended September 30, 2020 compared to $-0- for the same period in 2019 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

The Company began offering the Shield™ line of disinfecting products to its first responder customers including police, fire and paramedics late in the second quarter of 2020. Commercial customers such as cruise lines, taxi-cab and para transit may also be good candidates for the products. The Company is considering enhancing the line of disinfectant products for additional related products including hardware to efficiently and effectively dispense the disinfectants. The Company is hopeful that its law enforcement and commercial customers will adopt this new product offering to combat the spread of the COVID-19 virus as well as other bacteria and viruses.

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and supply chain issues. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic.

●	The COVID-19 pandemic delayed the shipment of law enforcement orders in the third quarter 2020 as police forces and governments dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement decreased substantially in the third quarter 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic.

●	The COVID-19 pandemic impacted the shipment of commercial orders in the third quarter 2020 as cruise lines, taxi cabs, paratransit and other commercial customers dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers decreased substantially in the third quarter 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic.

●	Management has been focusing on migrating customers, in particular commercial customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues.

Service and other revenues for the three months ended September 30, 2020 and 2019 were $630,061 and $749,891, respectively, which is a decrease of $119,930 (16%), due to the following factors:

●	Cloud revenues were $217,535 and $194,661 for the three months ended September 30, 2020 and 2019, respectively, an increase of $22,874 (12%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs adversely affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $322,887 and $379,989 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $57,102 (15%). We have a number of customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the fallout from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease of 13% in the 2020 period compared to 2019 which resulted in reduced extended warranty revenues.

●	Installation service revenues were $51,423 and $129,757 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $78,334 (60%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in 2020 compared to 2019 was attributable to the COVID-19 pandemic lock-down, which prevented our technicians from completing on-site installations during the 2020 period.

●	Software revenue, non-warranty repair and other revenues were $38,216 and $45,484 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $7,268 (16%). Software revenues were $17,358 for the three months ended September 30, 2020 compared to $22,708 for the three months ended September 30, 2019 and non-warranty repairs were $11,948 for the three months ended September 30, 2020 compared to $19,448 for the three months ended September 30, 2019. Situational security event fees were $5,400 during the three months ended September 30, 2020 compared to $-0- during the three months ended September 30, 2019. School rental revenues were $3,510 during the three months ended September 30, 2020 compared to $-0- during the three months ended September 30, 2019.

Total revenues for the three months ended September 30, 2020 and 2019 were $3,588,640 and $2,923,148 respectively, an increase of $892,143 (23%),due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended September 30, 2020 and 2019 was $2,177,676 and $1,601,913, respectively, an increase of $575,763 (36%). The increase in cost of goods sold for products is due to the 36% increase in product revenues. Cost of goods sold for products as a percentage of product revenues remained at 74% for the three months ended September 30, 2020 and 2019. Management believes that the cost of goods sold for products as a percentage of product revenues would have improved in the 2020 period compared to 2019 as the Company moved to new and smaller warehouse facilities during June 2020 that should have resulted in manufacturing efficiencies during the three months ended September 30, 2020. However, our manufacturing was adversely impacted by the COVID-19 pandemic which caused significant unfavorable overhead and labor variances for production in the third quarter of 2020, which management decided to expense as a period cost rather than apply to finished good and work in process inventory.

Cost of service and other revenues for the three months ended September 30, 2020 and 2019 was $188,316 and $132,973, respectively, an increase of $55,343 (42%). The increase in service and other cost of goods sold is primarily due to an increase in the cost of service and other revenues sold as a percentage of service and other revenues to 30% for the three months ended September 30, 2020 as compared to 18% for the three months ended September 30, 2019 offset by the 16% decrease in service and other revenues for the 2020 period compared to the 2019 period. The increase in the cost of service and other revenues sold as a percentage of service and other revenues is attributable to inefficiencies and additional expenses related to service technicians performing installation and other software related services due to the effects of the COVID-19 pandemic.

Total cost of sales as a percentage of revenues was 66% for the three months ended September 30, 2020 compared to 59% for the three months ended September 30, 2019. We believe our gross margins will improve during the remainder of 2020 if we can increase revenues (in particular service and other revenues) and control/manage the inefficiencies and additional expenses due to the effects of the COVID-19 pandemic.

We had $1,992,510 and $4,144,013 in reserves for obsolete and excess inventories at September 30, 2020 and December 31, 2019, respectively. Total raw materials and component parts were $2,450,244 and $4,481,611 at September 30, 2020 and December 31, 2019, respectively, which is a decrease of $2,031,367 (45%). During June 2020 the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving such distressed products to the new location which contributed to the significant decrease in the cost of raw materials and component parts. We scrapped older version inventory component parts that were mostly or fully reserved in 2020, which was the primary cause for the decrease in total raw materials and component parts. Finished goods balances were $5,535,073 and $4,906,956 at September 30, 2020 and December 31, 2019, respectively, an increase of $628,117 (13%) which was attributable to accumulating inventory for the new Shield and ThermoVU product lines. The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during the 2020 as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe that the reserves are appropriate given our inventory levels at September 30, 2020.

Gross Profit

Gross profit for the three months ended September 30, 2020 and 2019 was $1,222,648 and $1,118,262, respectively, an increase of $104,386 (9%). The increase is commensurate with the 23% decrease in total revenues offset by the gross margin percentage decline to 34% during the three months ended September 30, 2020, from 41% during the three months ended September 30, 2019. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink, FirstVU HD, ThermoVU™, Shield™ disinfectants and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently manage our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,066,606 and $3,468,709 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $402,103 (12%). The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2020	2019
Research and development expense	$405,082	$517,010
Selling, advertising and promotional expense	789,854	877,218
Stock-based compensation expense	498,356	405,579
Professional fees and expense	118,344	168,996
Executive, sales, and administrative staff payroll	506,219	735,637
Other	749,751	764,269

Total	$3,066,606	$3,468,709

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $405,082 and $517,010 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $111,928 (22%). Most of our engineers are dedicated to research and development activities for our new products, which are primarily the ThermoVU, Shield, EVO-HD and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will decrease in future quarters as we reduce our engineering headcount to reflect lower activity on our EVO-HD product platform and we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $789,854 and $877,218 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $87,364 (10%). The significant decrease was primarily attributable to our sponsorship of a NASCAR race in May 2019 and other related sponsorship opportunities that did not recur in 2020. Salesman salaries and commissions represent the primary components of these costs and were $336,867 and $627,841 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $290,974 (46%). The effective commission rate was 9.4% for the three months ended September 30, 2020 compared to 21.5% for the three months ended September 30, 2019. We reduced the number of salesmen in our law enforcement and commercial channels beginning in the first and second quarters of 2020, which had a full effect on the third quarter 2020. In addition, we are utilizing third-party distributors as a major component of our new Shield and ThermoVU sales channel.

Promotional and advertising expenses totaled $452,987 during the three months ended September 30, 2020 compared to $249,377 during the three months ended September 30, 2019, which is an increase of $203,610 (82%). The increase is primarily attributable to our sponsorship of several events to promote our new Shield and ThermoVU product lines including the Indianapolis 500 race that occurred in August 2020.

Stock-based compensation expense. Stock based compensation expense totaled $498,356 and $405,579 for the three months ended September 30, 2020 and 2019, respectively, which is an increase of $92,777 (23%). The increase is primarily due to the increased amortization during the three months ended September 30, 2020 related to the restricted stock granted during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation during 2020 and 2019 as we reduced cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $118,344 and $168,996 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $50,652 (30%). The decrease in professional fees is primarily attributable to legal fees and expenses related to the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s Motion for Summary Judgment and accepted Axon’s position that it did not infringe on our U.S. Patent No. 9,253,452 and dismissed the lawsuit in its entirety. We appealed the U.S. District Court’s ruling and on April 22, 2020, a three-judge panel of the United States Court of Appeals for the Tenth Circuit denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which motion was also denied on June 9, 2020.

The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case has slowed during 2020 as we waited for the appeal to be heard. The Company has decided not to appeal the decisions to the United States Supreme Court and to abandon the lawsuit against Axon which impacts the trend of legal expenses for the balance of 2020.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $506,219 and $735,637 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $229,418 (31%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in our technical support staffing in response to the COVID-19 pandemic and the Company expects such reductions to continue to reduce related staff expenses during the balance of 2020. The COVID-19 pandemic has significantly impacted the Company’s new event security business channel in the third quarter of 2020 as many sporting venues were closed including those served by these service technicians. In addition, several members of the Company’s management accepted reductions in their cash compensation in 2020 to help the Company’s liquidity position in light of the COVID-19 pandemic.

Other. Other selling, general and administrative expenses totaled $749,751 and $764,269 for the three months ended September 30, 2020 and 2019, respectively, which is a decrease of $14,518 (2%). The decrease in other expenses during the three months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to lower contract employee expenses and travel costs resulting from the COVID-19 pandemic offset by large increases in the Company’s insurance costs.

Operating Loss

For the reasons stated above, our operating loss was $1,843,958 and our operating income was $2,280,447 for the three months ended September 30, 2020 and 2019, respectively, which is an improvement of $436,489 (19%).

Interest Income

Interest income increased to $11,340 for the three months ended September 30, 2020 from $6,667 for the three months ended September 30, 2019, which reflected our higher cash and cash equivalent levels in the third quarter 2020 compared to the third quarter of 2019. The Company raised significant amounts of cash through the closing of two underwritten public offerings and the exercise of outstanding common stock purchase warrants during 2020, which will generate interest income in future quarters.

Interest Expense

We incurred interest expense of $4,940 and $37,037 during the three months ended September 30, 2020 and 2019, respectively.

On May 4, 2020, the Company entered into a promissory note providing for a PPP Loan of $1,418,900. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement and total $79,850.57 per month thereafter. On May 12, 2020 the Company received $150,000 in additional loan funding under the EIDL program administered by the SBA. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter.

Secured Convertible Notes Issuance Expenses

We elected to account for and record our $2.778 million principal amount of secured convertible notes on August 5, 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $89,148 for the three months ended September 30, 2019. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the three months ended September 30, 2020.

Change in Fair Value of Proceeds Investment Agreement

We recorded a gain (loss) representing the change in fair value of proceeds investment agreement of $2,365,000 and $(177,000) during the three months ended September 30, 2020 and 2019, respectively.

We elected to account for the PIA on its fair value basis with the change in value recorded as a gain or loss in the accompanying condensed consolidated statements of operations. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2020 and December 31, 2020 to be $-0- and $6,500,000, respectively. The change in fair value from July 1, 2020 to September 30, 2020 was $2,365,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2020. The change in fair value from July 1, 2019 to September 30, 2019 was $(177,000), which was recognized as a loss in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2019.

On July 20, 2020, the Company and BKI executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement, the parties agreed to terminate the PIA and to release each other from any further liability under the PIA obligation.

Under the terms of the Termination Agreement, upon payment of $1,250,000 by the Company to BKI, both parties agreed to terminate the PIA and to release each other from any further liability thereunder. Such $1,250,000 payment was made on July 22, 2020. In addition to the $1,250,000 payment, the Company further agreed to pay BKI the following: (a) a contingent payment in the amount of $2,750,000 following the closing of an asset purchase, membership interest purchase, or similar transaction between the Company and a specified third-party (the “Purchase Transaction”) and (b) any and all future proceeds received from Watchguard and its successors and assigns by the Company for WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. For clarity, the Company and BKI further agreed that the payment of the contingent payment would only be due and payable upon the closing of the specified Purchase Transaction and the relevant contingent payment portion of the Termination Agreement, and any obligations stemming therefrom, would automatically terminate if the specified Purchase Transaction is abandoned prior to its closing, including its failure to close within three years from the date of the Termination Agreement.

The parties abandoned the Purchase Transaction during the quarter ended September 30, 2020 and, therefore the contingent payment obligation automatically terminated as the specified Purchase Transaction was abandoned prior to its closing. Furthermore, the Company does not anticipate any future recoveries from Watchguard and its successors and assigns relative to WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. As a result, the PIA obligation was extinguished upon the payment of the $1,250,000 required under the Termination Agreement.

Change in Fair Value of Secured Convertible Notes

We recorded a gain (loss) representing the change in fair value of secured convertible notes of $-0- and $(408,860) during the three months ended September 30, 2020 and 2019, respectively.

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2020.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported income before income tax benefit of $527,442 and a loss before income tax benefit of $2,985,825 for the three months ended September 30, 2020 and 2019, respectively, an improvement of $3,513,267 (118%).

Income Tax Expense (Benefit)

We did not record an income tax expense (benefit) related to our income for the three months ended September 30, 2020 due to our overall net operating loss carryforwards available and the valuation allowance on deferred tax assets. We continue to maintain a full valuation reserve on our net deferred tax assets as of September 30, 2020. We had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, we reported net income of $527,442 and a net loss of $2,985,825 for the three months ended September 30, 2020 and 2019, respectively, an improvement of $3,513,267 (118%).

Basic and Diluted Income (Loss) per Share

The basic and diluted income (loss) per share was $0.02 and ($0.26) for the three months ended September 30, 2020 and 2019, respectively, for the reasons previously noted. For the three months ended September 30, 2020, certain shares issuable upon exercise of outstanding stock options were dilutive and such dilutive effect was determined under the treasury stock method and reflected in diluted average shares outstanding. For the three months ended September 30, 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

For the Nine months ended September 30, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Nine months ended September 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	63%	59%

Gross profit	37%	41%
Selling, general and administrative expenses:
Research and development expense	16%	19%
Selling, advertising and promotional expense	25%	36%
Stock-based compensation expense	15%	21%
General and administrative expense	57%	75%
Patent litigation settlement	—%	(75)%

Total selling, general and administrative expenses	113%	76%

Operating loss	(76)%	(35)%

Change in fair value of proceeds investment agreement	68%	(41)%
Change in fair value of secured convertible notes	(17)%	(5)%
Other income and interest expense, net	(5)%	(1)%

Loss before income tax benefit	(30)%	(82)%
Income tax (provision)	—%	—%

Net loss	(30)%	(82)%

Net loss per share information:
Basic	$(0.12)	$(0.58)
Diluted	$(0.12)	$(0.58)

Revenues

We sell our products and services to law enforcement and commercial customers as noted earlier in this quarterly report on Form 10-Q.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Revenues for each of the nine months ended September 30, 2020 and 2019 were derived from the following sources:

	Nine months ended September 30,
	2020	2019
DVM-800	25%	37%
Repair and service	14%	18%
ThermoVU	14%	—%
Shield disinfectants/sanitizers	2%	—%
DVM-250 Plus	3%	11%
FirstVu HD	12%	13%
Cloud service revenue	9%	7%
EVO-HD	7%	2%
VuLink	2%	2%
Accessories and other revenues	12%	10%
	100%	100%

The COVID-19 pandemic had a negative impact on our revenues during the nine months ended September 30, 2020 and we expect it to adversely affect our revenues during the remainder of 2020.

Product revenues for the nine months ended September 30, 2020 and 2019 were $5,778,695 and $6,039,445 respectively, which is a decrease of $260,750 (4%), due to the following factors:

●

The Company generated revenues totaling over $1,182,513 during the nine months ended September 30, 2020 compared to $-0- for the same period in 2019 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

The Company began offering the Shield™ line of disinfecting products to its first responder customers including police, fire and paramedics late in the second quarter of 2020. Commercial customers such as cruise lines, taxi-cab and para transit may also be good candidates for the products. The Company is considering enhancing the line of disinfectant products for additional related products including hardware to efficiently and effectively dispense the disinfectants. The Company is hopeful that its law enforcement and commercial customers will adopt this new product offering to combat the spread of the COVID-19 virus as well as other bacteria and viruses.

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and supply chain issues. We introduced our EVO-HD late in second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic.

●	Our salesmen were generally unable to meet with and demonstrate our products to our law enforcement and commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales decreased substantially in the first nine months of 2020 compared to the 2019 period primarily due to the impact of the COVID-19 pandemic.

●	In addition, the COVID-19 pandemic delayed the shipment of orders late in the first quarter of 2020 as police forces and governments dealt with its impact. Specifically, we were unable to ship the initial purchase orders under a substantial contract awarded by a foreign country for the expected deployment of body cameras to its entire national police force. The contract was expected to include up to 5,000 body cameras with our web-based software infrastructure service over a three-year period. The contract was suspended pending the government’s decision to freeze the planned deployment until such time as the pandemic is contained within its population. The initial purchase order was expected to ship during the first quarter 2020 and we believed that it would have made a substantial impact on our product revenues for such quarter. At this point, we are unable to forecast if and when this major project will be restarted or how it may be modified as a result of the pandemic. Upon completion, the original contract would have been the largest body camera deployment in our history and the largest contract for recurring service revenues for our web-based software related to the Company’s body cameras.

●	Management has been focusing on migrating customers, and in particular commercial customers from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 which allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction which is resulting in decreased product revenues and increasing our service revenues.

Service and other revenues for the nine months ended September 30, 2020 and 2019 were $1,967,881 and $1,981,482, respectively, which is a decrease of $13,601 (1%), due to the following factors:

●	Cloud revenues were $725,667 and $543,999 for the nine months ended September 30, 2020 and 2019, respectively, which is an increase of $181,668 (33%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs adversely affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $990,961 and $1,050,677 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $59,716 (6%). We have a number of customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However the fallout from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease of 12% in the 2020 period compared to the 2019 period which resulted in reduced extended warranty revenues.

●	Installation service revenues were $137,856 and $212,585 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $74,729 (35%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in 2020 compared to 2019 was attributable to the COVID-19 pandemic lock-down, which prevented our technicians from completing on-site installations during the 2020 period.

●	Software revenue, non-warranty repair and other revenues were $113,397 and $174,221 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $60,824 (35%). Software revenues were $46,209 during the nine months ended September 30, 2020 compared to $81,672 in the 2019 period and non-warranty repairs were $39,437 during the nine months ended September 30, 2020 compared to $82,582 in the 2019 period. Situational security event fees were $16,200 during the nine months ended September 30, 2020 compared to $-0- in the 2019 period. School rental revenues were $11,551 during the nine months ended September 30, 2020 compared to $9,967 during the nine months ended September 30, 2019.

Total revenues for the nine months ended September 30, 2020 and 2019 were $7,746,576 and $8,020,927, respectively, which is a decrease of $274,351 (3%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the nine months ended September 30, 2020 and 2019 was $4,332,450 and $4,333,812, respectively, which is a decrease of $1,362 (0%). The decrease in cost of goods sold for products is primarily due to the 4% decrease in product revenues coupled with an increase in the cost of goods sold for products as a percentage of product revenues to 75% for the nine months ended September 30, 2020 compared to 72% for the nine months ended September 30, 2019. During June 2020, the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving such distressed products to the new location, which contributed to the increase in the cost of goods sold for products as a percentage of product revenues to 75% for the nine months ended September 30, 2020. In addition, the move to a new facility coupled with the manufacturing slow down caused by the COVID-19 pandemic caused significant unfavorable overhead and labor variances for production in the first half of 2020, which management decided to expense as a period cost rather than apply to finished good and work in process inventory.

Cost of service and other revenues for the nine months ended September 30, 2020 and 2019 was $533,690 and $366,301, respectively, which is an increase of $167,389 (46%). The increase in service and other cost of goods sold is primarily due to an increase in the cost of service and other revenues sold as a percentage of service and other revenues to 27% for the nine months ended September 30, 2020 compared to 18% for the nine months ended September 30, 2019. The increase in the cost of service and other revenues sold as a percentage of service and other revenues is attributable to inefficiencies and additional expenses related to service technicians performing installation and other software related services due to the effects of the COVID-19 pandemic.

Total cost of sales as a percentage of revenues was 63% for the nine months ended September 30, 2020 compared to 59% for the nine months ended September 30, 2019. We believe our gross margins will improve during the remainder of 2020 if we can increase revenues (in particular service and other revenues) and control/manage the inefficiencies and additional expenses due to the effects of the COVID-19 pandemic.

We had $1,992,510 and $4,144,013 in reserves for obsolete and excess inventories at September 30, 2020 and December 31, 2019, respectively. Total raw materials and component parts were $2,450,244 and $4,481,611 at September 30, 2020 and December 31, 2019, respectively, which is a decrease of $2,031,367 (45%). During June 2020 the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving such distressed products to the new location which contributed to the significant decrease in the cost of raw materials and component parts. We scrapped older version inventory component parts that were mostly or fully reserved in 2020, which was the primary cause for the decrease in total raw materials and component parts. Finished goods balances were $5,535,073 and $4,906,956 at September 30, 2020 and December 31, 2019, respectively, which is an increase of $628,117 (13%) that was attributable to accumulating inventory for the new Shield and ThermoVU product lines. The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during the 2020 as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe that the reserves are appropriate given our inventory levels at September 30, 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2020 and 2019 was $2,880,436 and $3,320,814, respectively, which is a decrease of $440,378 (13%). The decrease is commensurate with the 3% decrease in total revenues and the gross margin percentage decrease to 37% during the nine months ended September 30, 2020, from 41% during the nine months ended September 30, 2019. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD ThermoVu products, Shield disinfectant/sanitizer products and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently manage our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,794,912 and $6,119,777 for the nine months ended September 30, 2020 and 2019, respectively, which is an increase of $2,675,135 (44%). The significant increase was attributable to the patent litigation settlement of $6.0 million that we received in 2019 that did not recur in 2020. Exclusive of the patent litigation settlement, overall selling, general and administrative expenses would have decreased by $3,324,865 (27%) for the nine months ended September 30, 2020 compared to the same period in 2019. The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2020	2019
Research and development expense	$1,250,528	$1,562,086
Selling, advertising and promotional expense	1,958,884	2,871,154
Stock-based compensation expense	1,186,771	1,715,972
Professional fees and expense	675,662	1,338,447
Executive, sales, and administrative staff payroll	1,737,869	2,440,925
Other	1,985,198	2,191,193
Patent litigation proceeds	—	(6,000,000)

Total	$8,794,912	$6,119,777

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,250,528 and $1,562,086 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $311,558 (20%). Most of our engineers are dedicated to research and development activities for our new products which primarily include the ThermoVU, Shield, EVO-HD and a non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will decrease in future quarters as we reduce our engineering headcount to reflect lower activity on our EVO-HD product platform and we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,958,884 and $2,871,154 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $912,270 (32%). Salesman salaries and commissions represent the primary components of these costs and were $1,289,699 and $1,986,970 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $697,271 (35%). The effective commission rate was 16.6% for the nine months ended September 30, 2020 compared to 24.8% for the nine months ended September 30, 2019. We reduced the number of salesmen in our law enforcement and commercial channels beginning in the first and second quarter of 2020, which had a full effect on the third quarter of 2020. In addition, we are utilizing third-party distributors as a major component of our new Shield and ThermoVU sales channel.

Promotional and advertising expenses totaled $669,185 during the nine months ended September 30, 2020 compared to $884,184 during the nine months ended September 30, 2019, which is a decrease of $214,999 (24%). The decrease is primarily attributable to our sponsorship of the 2019 NASCAR race in Kansas City and the suspension of the 2020 NASCAR season in 2020 and a reduction in attendance at trade shows as a result of the COVID-19 pandemic.

Stock-based compensation expense. Stock based compensation expense totaled $1,186,771 and $1,715,972 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $529,201 (31%). The decrease is primarily due to the decreased amortization during the nine months ended September 30, 2020 related to the restricted stock granted at a lower market price per share during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation during 2020 and 2019 as we attempted to reduce cash expenses for liquidity reasons.

Professional fees and expense. Professional fees and expenses totaled $675,662 and $1,338,447 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $662,785 (50%). The decrease in professional fees is primarily attributable to legal fees and expenses related to the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the WatchGuard lawsuit was settled on May13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s motion for summary judgment and accepted Axon’s position that it did not infringe on our ‘452 Patent and dismissed the lawsuit in its entirety. We appealed the U.S District Court’s ruling and on April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which was denied on June 9, 2020.

The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case has slowed during 2020 as we waited for the appeal to be heard. The Company has decided not to appeal the decisions to the United States Supreme Court and to abandon the lawsuit against Axon, which impacts the trend of legal expenses for the balance of 2020.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,737,869 and $2,440,925 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $703,056 (29%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in our technical support staffing in response to the COVID-19 pandemic and the Company expects such reductions to continue to reduce related staff expenses during the balance of 2020. The COVID-19 pandemic has significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians. In addition, several members of Company management accepted reductions in their cash compensation in 2020 to help the Company’s liquidity position in light of the COVID-19 pandemic.

Other. Other selling, general and administrative expenses totaled $1,985,198 and $2,191,193 for the nine months ended September 30, 2020 and 2019, respectively, which is a decrease of $205,995 (9%). The decrease in other expenses during the nine months ended September 30, 2020 compared to the same 2019 period is primarily attributable to lower contract employee expenses and travel costs, a result of the COVID-19 pandemic offset by large increases in the Company’s insurance costs.

Patent litigation settlement. The income attributable to our patent litigation settlement was $-0- and $6,000,000 for the nine months ended September 30, 2020 and 2019, respectively. On May 13, 2019 we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of such agreement, we received a one-time $6,000,000 payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted WatchGuard a license to the ‘292 Patent and ‘452 Patent through December 31, 2023. As part of the settlement, we and WatchGuard agreed that WatchGuard was making no admission that it had infringed any of our patents. See Note 9 — “Commitments and Contingencies” to the September 30, 2020 Financial Statements, for the details respecting the settlement.

Operating Loss

For the reasons stated above, our operating loss was $5,914,476 and $2,798,963 for the nine months ended September 30, 2020 and 2019, respectively, which is a deterioration of $3,115,513 (111%).

Interest Income

Interest income increased to $33,208 for the nine months ended September 30, 2020 from $30,279 in the 2019 period, which reflected our higher cash and cash equivalent levels during the nine months ended September 30, 2020 compared to the comparable period in 2019. The Company raised significant amounts of cash through the closing of two underwritten public offerings and the exercise of outstanding common stock purchase warrants during 2020, which will continue to generate interest income in future quarters.

Interest Expense

We incurred interest expense of $338,136 and $37,037 during the nine months ended September 30, 2020 and 2019, respectively.

The Company issued an aggregate of $1.667 million principal amount of secured convertible notes on April 20, 2020 which bore interest at 8% per annum on the outstanding principal balance. During the nine months ended September 30, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1.666 million into equity. In addition, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. Such secured convertible notes are no longer outstanding as of September 30, 2020, as a result of these conversions and prepayments.

The Company issued an aggregate of $2.778 million principal amount of secured convertible notes on August 5, 2019, which bore interest at 8% per annum on the outstanding principal balance. During the nine months ended September 30, 2020, the holders of the secured convertible notes exercised their right to convert principal balances aggregating $1,259,074 into equity. In addition, the Company paid regular monthly principal payments totaling $172,839 during the nine months ended September 30, 2020, and on March 3, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $574,341. Such secured convertible notes are no longer outstanding as of September 30, 2020, as a result of these conversions and prepayments.

The Company issued an unsecured promissory note in an aggregate principal amount of $300,000 on December 23, 2019, which bore interest at 8% per annum on the outstanding principal balance and which has been repaid in full as of September 30, 2020. In addition, during 2020 we issued an unsecured note payable with a related party in the principal amount of $319,000, which bore interest at 6% per annum and which has been repaid in full as of September 30, 2020, and we issued an aggregate of $100,000 principal amount of unsecured promissory note payable, which bore interest at 8% per annum on the outstanding principal balance which remained outstanding until it was paid in full as of September 30, 2020.

On May 4, 2020, the Company entered into a promissory note providing for a PPP Loan of $1,418,900. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement and total $79,850.57 per month thereafter. On May 12, 2020 the Company received $150,000 in additional loan funding under the EIDL program administered by the SBA. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter.

Secured Convertible Notes Issuance Expenses

We incurred secured convertible note issuance expenses of $34,906 and $89,148 during the nine months ended September 30, 2020 and 2019, respectively.

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the nine months ended September 30, 2020. The issuance costs primarily included related legal and accounting fees.

We elected to account for and record our $2.778 million principal amount of secured convertible notes on August 5, 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $89,148 for the nine months ended September 30, 2019. The issuance costs primarily included related legal and accounting fees.

Change in Fair Value of Proceeds Investment Agreement

We recorded a gain (loss) representing the change in fair value of proceeds investment agreement of $5,250,000 and $(3,275,000) during the nine months ended September 30, 2020 and 2019, respectively.

We elected to account for the PIA on its fair value basis with the change in value recorded as a gain or loss in the accompanying condensed consolidated statements of operations. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2020 and December 31, 2020 to be $-0- and $6,500,000, respectively. The change in fair value from December 31, 2020 to September 30, 2020 was $5,250,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. The change in fair value from December 31, 2018 to September 30, 2019 was $(3,275,000), which was recognized as a loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

On July 20, 2020, the Company and BKI executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement the parties agreed to terminate the PIA and to release each other from any further liability under the PIA obligation.

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

The parties abandoned the Purchase Transaction during the quarter ended September 30, 2020 and, therefore the contingent payment obligation automatically terminated as the specified Purchase Transaction was abandoned prior to its closing. Furthermore, the Company does not anticipate any future recoveries from Watchguard and its successors and assigns relative to WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. As a result the PIA obligation was extinguished upon the payment of the $1,250,000 required under the Termination Agreement.

Change in Fair Value of Secured Convertible Notes

We recorded a gain (loss) representing the change in fair value of secured convertible notes of $(1,300,252) and $(408,860) during the nine months ended September 30, 2020 and 2019, respectively.

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

We elected to account for the secured convertible notes that were issued in August 2019 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date on December 31, 2019 until they were paid in full on March 3, 2020. The change in fair value from December 31, 2019 to their pay-off date was $412,445, which was recognized as a charge in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. The change in fair value from the issuance date of August 5, 2019 and September 30, 2019 was $408,860, which was recognized as a charge in the Condensed Consolidated Statement of Operations at September 30, 2019.

Loss before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,304,562 and $6,578,729 for the nine months ended September 30, 2020 and 2019, respectively, which is an improvement of $4,274,167 (65%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the nine months ended September 30, 2020, due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2020. We had approximately $66,925,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as determined on December 31, 2019 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,304,562 and $6,578,729 for the nine months ended September 30, 2020 and 2019, respectively, which is an improvement of $4,274,167 (65%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was ($0.12) and ($0.58) for the nine months ended September 30, 2020 and 2019, respectively, for the reasons previously noted. All outstanding stock options, warrants and convertible securities were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2020 and 2019 because of the net loss reported for such periods.

Liquidity and Capital Resources and Going Concern

Overall:

Management’s Liquidity Plan and Going Concern. The September 30, 2020 Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses for the nine months ended September 30, 2020 and for the year ended December 31, 2019 primarily due to reduced revenues and gross margins caused by a variety of factors, including the COVID-19 pandemic and its related effects on our customers and our supply chain, and by competitors’ introduction of newer products with more advanced features together with significant price cutting of their products. The Company incurred net losses of approximately $2.3 million during the nine months ended September 30, 2020 and $10.0 million for the year ended December 31, 2019 and it had an accumulated deficit of $89.7 million as of September 30, 2020. During 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which was used to pay its obligations under its PIA Agreement, and on July 20, 2020, the Company and BKI executed a Termination Agreement which terminated the PIA and released the parties from any further liability under the PIA obligation upon payment of $1,250,000 by the Company to BKI. Such $1,250,000 payment was made on July 22, 2020 and the PIA obligation was extinguished, as more fully described in Note 4 – “Proceeds Investment Agreement Obligation” to the September 30, 2020 Financial Statements. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $12.8 million in underwritten public offerings of Common Stock, $5.2 million through the exercise of common stock purchase warrants and options, $1.6 million through the issuance of promissory notes under the SBA’s PPP and EIDL programs, raised $1.5 million through the issuance of secured convertible notes and $419,000 in unsecured promissory notes and detachable warrants during the nine months ended September 30, 2020. In addition, the Company raised $1,564,000 in the year ended December 31, 2019 from the exercise of warrants, borrowed $300,000 pursuant to a short-term promissory note payable on December 23, 2019 with detachable warrants to purchase 107,000 shares of Common Stock and on August 5, 2019, and raised funds from the issuance of $2.78 million principal balance of secured convertible notes with detachable warrants to purchase 571,248 shares of Common Stock with the net proceeds used for working capital purposes as more fully described in Note 3—“Debt Obligations” to the September 30, 2020 Financial Statements. These debt and equity raises were utilized to fund the Company’s operations and management expects to continue this pattern until the Company achieves positive cash flows from operations, although it can offer no assurance in this regard.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of a loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Such promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. As of September 30, 2020, the Company has used the entirety of the PPP Loan proceeds for purposes consistent with the PPP and has not taken any actions that it believes will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the PPP Loan will be forgiven. However, to the extent any portion of the PPP Loan is determined to be ineligible for forgiveness, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the certification required to obtain a PPP loan in good faith. The lack of clarity regarding loan eligibility under the CARES Act PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

On July 2, 2020 the SEC declared the Company’s shelf registration statement on Form S-3 effective (the “Shelf Registration Statement”). The Shelf Registration Statement will provide the Company with access to liquidity from the public markets should it decide to utilize it for such purposes. The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our common stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000.

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

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period from 2020 to 2023. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which our future operating results are affected by the COVID-19 pandemic will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, we believe that the COVID-19 pandemic and/or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Cash, cash equivalents: As of September 30, 2020, we had cash and cash equivalents with an aggregate balance of $8,130,331, which is an increase from a balance of $359,685 at December 31, 2019. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $7,770,646 net increase in cash during the nine months ended September 30, 2020:

●	Operating activities:	$10,115,605 of net cash used in operating activities. Net cash used in operating activities was $10,115,605 and $170,958 for the nine months ended September 30, 2020 and 2019, respectively which is a deterioration of $10,194,647. The deterioration was attributable to the net loss incurred for 2020, the non-cash gain attributable to the change in value of the PIA obligation, the usage of cash to increase inventory, accounts receivable, other operating assets and the reduction of accounts payable during the nine months ended September 30, 2020 compared to the same period in 2019.

●	Investing activities:	$889,726 of net cash used in investing activities. Cash used in investing activities was $889,726 and $129,766 for the nine months ended September 30, 2020 and 2019 respectively. In 2020, we incurred costs for: (i) the purchase of a warehouse building; (ii) the build out of the new leased office and warehouse space; (iii) the tooling of new products; (iv) patent applications on our proprietary technology utilized in our new products and included in intangible assets, and, (v) a $250,000 equity investment the Company made in a private company.

●	Financing activities:	$18,775,977 of net cash provided by financing activities. Cash provided by financing activities was $18,775,977 for the nine months ended September 30, 2020 and net cash used in financing activities was $2,025,148 for the nine months ended September 30, 2019. In 2020, we closed several underwritten public offerings of our Common Stock, which generated $12.8 million of cash, we received total proceeds of $5.2 million from the exercise of common stock purchase warrants and we received a total of $1.6 million in borrowings under the PPP and EIDL programs administered by the SBA. In April 2020, we received net proceeds of $1,500,000 from the issuance of the convertible notes with detachable common stock purchase warrants. In addition, we received $419,000 in proceeds from the issuance of unsecured promissory notes payable during the nine months ended September 30, 2020. These 2020 financing cash inflows were offset by the extinguishment of the PIA obligation and the repayment of principal on the secured convertible notes and unsecured promissory notes. During 2019, we received $2,500,000 in proceeds from the issuance of convertible debt and $1,564,000 of proceeds from the exercise of common stock purchase warrants offset by the $6 million payment on the PIA.

The net result of these activities was an increase in cash of $7,770,646 for the nine months ended September 30, 2020 to $8,130,331 as of September 30, 2020.

Commitments:

We had $8,130,331 of cash and cash equivalents and net positive working capital $14,851,249 as of September 30, 2020. Accounts receivable balances represented $1,799,935 of our net working capital at September 30, 2020. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2020, which would help to provide cash to support our operations during 2020. Inventory represented $5,993,627 of our net working capital at September 30, 2020 and finished goods represented $5,535,073 of total inventory at September 30, 2020. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2020 by our sales activities.

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2020.

Lease commitments.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2020 was seventy-four months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2020 was 37 months .

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense was $302,836 for the nine months ended September 30, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2020:

Assets:
Operating lease right of use assets	$792,121

Liabilities:
Operating lease obligations-Long-term portion	$754,031
Operating lease obligations-Current portion	83,094
Total operating lease obligations	$837,125

The components of lease expense were as follows for the nine months ended September 30, 2020:

Selling, general and administrative expenses	$302,836

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2020 (October 1, to December 31, 2020)	$17,192
2021	176,465
2022	184,412
2023	184,523
2024	171,924
Thereafter	334,001
Total undiscounted minimum future lease payments	1,068,517
Imputed interest	(231,392)
Total operating lease liability	$837,125

Debt Obligations.

Debt obligations is comprised of the following:

	September 30, 2020	December 31, 2019
Payroll protection program loan (PPP)	$1,418,900	$—
Economic injury disaster loan (EIDL)	150,000	—
2019 Secured convertible notes, at fair value	—	1,593,809
Unsecured promissory notes payable, less unamortized discount of $-0- and $66,061 at September 30, 2020 and December 31, 2019, respectively	—	233,939

Debt obligations	1,568,900	1,827,748
Less: current maturities of debt obligations	791,521	1,827,748
Debt obligations, long-term	$777,379	$—

Debt obligations mature as follows as of September 30, 2020:

September 30, 2020
2020 (October 1, 2020 to December 31, 2020)	$68,241
2021	948,391
2022	401,321
2023	3,166
2024	3,286
2025 and thereafter	144,495

Total	$1,568,900

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

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the quarter ended September 30, 2020, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the three months ended September 30, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to assist our customers and distributors as well as impact our ability to develop new distribution channels, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore, we do not expect any such impacts to materially change the relationship between costs and revenues.

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

We currently believe revenue for the year ending December 31, 2020 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2020, the Company entered into a commission agreement with an individual who provides services for our Shield and ThermoVU product lines. Pursuant to such agreement, we issued a total of 10,000 shares of common stock valued at $30,700 based on the closing market price. The issuance was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. The individual is an “accredited investor” under Rule 506 and was made without any form of general solicitation and with full access to any information requested by the individual regarding the Company or the securities issued to such individual.

On September 9, 2020, the Company’s board of directors approved the grant of options to purchase 255,000 shares of Common Stock at an exercise price of $2.09 per of which (i) options to purchase 30,000 shares of Common Stock were fully vested at the time of grant and (ii) options to purchase 225,000 shares of Common Stock are subject to vesting ratably on a quarterly basis through May 1, 2021. In addition, on September 9, 2020, the Company’s board of directors approved the grant of 183,341 restricted shares of Common Stock, which were fully vested at the time of grant. These grants were made to members of the Company’s board of directors and employees pursuant to the Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan and were made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 thereunder. Such grant recipients were “accredited investors” under Rule 506 of the Securities Act and such grants were made without any form of general solicitation and with full access to any information requested by each recipient regarding the Company or such securities issued.

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020

DIGITAL ALLY, INC.,

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

