Form 10-K
period 2020-12-31
DIGITAL ALLY INC
filed 2021-03-31
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15612 College Blvd, Lenexa, KS	66219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (913) 814-7774

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($3.14) of the registrant’s most recently completed second fiscal quarter was: $75,239,600.

The number of shares of our common stock outstanding as of March 31, 2021 was: 51,521,191.

Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement, which the Company expects to file no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2020

Note Regarding Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We produce digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. Our current products include, in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. Additionally, the Company has recently added two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. The Company began offering its Shield™ disinfectants and cleansers to its law enforcement and commercial customers late in the second quarter of 2020. We have active research and development programs to adapt our technologies to other applications. We can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. We sell our products to law enforcement agencies, private security customers and organizations and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

On January 2, 2008, we commenced trading on the Nasdaq Capital Market under the symbol “DGLY.” We conduct our business from 15612 College Blvd, Lenexa, Kansas 66219. Our telephone number is (913) 814-7774.

COVID – 19 Pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of the year ended December 31, 2020, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the year ended December 31, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this Annual Report on Form 10-K. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this Annual Report on Form 10-K, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

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

We currently believe revenue for the year ending December 31, 2021 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Our Products

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the DVM-800 and DVM-800 Lite, which are in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, which are body-worn cameras; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are our cloud-based evidence management systems. We introduced the EVO-HD product in the second quarter of 2019 and began full-scale deliveries in the third quarter 2019, which continued into 2020. The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings. Additionally, we introduced two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020. The following describes our product portfolio.

In-Car Digital Video Mirror System for law enforcement – EVO-HD, DVM-800 and DVM-800 Lite

In-car video systems for patrol cars are now a necessity and have generally become standard. Current systems are primarily digital based systems with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle. Most manufacturers have developed and transitioned completely to digital video, and some have offered full high definition (“HD”) level recordings, which is currently state-of-art for the industry.

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

Our in-car digital video rear-view mirror has the following features:

●	wide angle zoom color camera;

●	standards-based video and audio compression and recording;

●	system is concealed in the rear-view mirror, replacing factory rear-view mirror;

●	monitor in rear-view mirror is invisible when not activated;

●	easily installed in any vehicle;

●	ability to integrate with body-worn cameras including auto-activation of either system;

●	archives audio/video data to the cloud, computers (wirelessly) and compact flash memory, or file servers;

●	900 MHz audio transceiver with automatic activation;

●	marks exact location of incident with integrated GPS;

●	playback using Windows Media Player;

●	optional wireless download of stored video evidence;

●	proprietary software protects the chain of custody; and

●	records to rugged and durable solid-state memory.

The Company launched its in-car digital video platform under the name EVO-HD during the second quarter of 2019. The EVO-HD is a next generation system that offers a multiple HD in-car camera solution system with built-in patented VuLink auto-activation technology. The EVO-HD is built on a new and highly advanced technology platform that enables many new and revolutionary features, including auto activation beyond the car and body camera. We believe that no other provider can offer built-in patented VuLink auto-activation technology. The EVO-HD provides law enforcement officers with an easier to use, faster and more advanced system for capturing video evidence and uploading than the Company’s competitors. Additional features include:

●	a remote cloud trigger feature that allows dispatchers to remotely start recordings;

●	simultaneous audio/video play back;

●	cloud connectivity via cell modem, including the planned deployment of the new 5G network;

●	near real-time mapping and system health monitoring;

●	body-camera connectivity with built-in auto activation technology; and

●	128 gigabyte internal storage and, up to 2 terabyte external solid-state drive storage.

The EVO-HD is designed and built on a new and highly advanced technology platform that is expected to become the platform for a new family of in-car video solution products for law enforcement. The innovative EVO-HD technology replaces the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle while offering numerous hardware configurations to meet the varied needs and requirements of our law enforcement customers. The EVO-HD can support up to four HD cameras, with two cameras having pre-event and evidence capture assurance (“ECA”) capabilities to allow agencies to review entire shifts. An internal cell modem will allow for connectivity to the VuVault.net cloud, powered by Amazon Web Services (“AWS”) and real time metadata when in the field.

In-Car Digital Video “Event Recorder” System – DVM-250 Plus for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools that they need to increase driver safety, track assets in real-time and minimize the company’s liability risk while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our DVM-250 Plus event recorders that provide various types of commercial fleets with features and capabilities that are fully-customizable and consistent with their specific application and inherent risks. The DVM-250 Plus is a rear-view mirror based digital audio and video recording system with many, but not all, of the features of our DVM-800 law enforcement mirror systems, which we sell at a lower price point. The DVM-250 Plus is designed to capture events, such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. The commercial fleet markets may find our units attractive from both a feature and a cost perspective compared to other providers. We believe that, due to our marketing efforts, commercial fleets are adopting this technology, and in particular, the ambulance and taxi-cab markets.

Digital Ally offers a suite of data management web-based tools to assist fleet managers in the organization, archival, and management of videos and telematics information. Within the suite, there are powerful mapping and reporting tools that are intended to optimize efficiency, serve as training tools for teams on safety, and, ultimately, generate a significant return on investment for the organization.

The Company’s management expects EVO-HD to become the platform for a new family of in-car video solution products for the commercial markets. The innovative EVO-HD technology is expected to replace the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle, while offering numerous hardware configurations to meet the varied needs and requirements of the Company’s commercial customers. In its commercial market application, the EVO-HD can support up to four HD cameras, with two cameras having pre-event and ECA capabilities to allow customers to review entire shifts. An internal cell modem will allow for connectivity to the FleetVU Manager cloud-based system for commercial fleet tracking and monitoring, which is powered by AWS and real time metadata when in the field.

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

ThermoVu and Shield Disinfectants

ThermoVu is a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results.

Shield Disinfectants and Cleansers consists of a disinfectant and cleanser line, which is for use against viruses and bacteria, that is less harsh than many of the traditional products now widely distributed. Shield Disinfectants and Cleansers is offered in a variety of sizes and quantities.

The Company has also begun distributing other personal protective equipment and supplies such as masks and gloves to supplement its Shield brand of products to health care workers as well as other consumers.

Other Products

During the last year, we focused our research and development efforts to meet the varying needs of our customers, enhance our existing products and commence development of new products and product categories. Our research and development efforts are intended to maintain and enhance our competitiveness in the market niche we have carved out, as well as positioning us to compete in diverse markets outside of law enforcement. In December 2019, we announced a partnership with Pivot International for design and manufacture of a new and innovative Breathalyzer Device utilizing our recently issued patent. With this new technology, when an officer is conducting a field sobriety test and the breathalyzer is activated, the digital video recording device will automatically start a recording, later embedding the meta-data captured onto the recorded video. The U.S. Patent No. 10,390,732 (the “‘732 Patent’”) was granted by the U.S. Patent Office in August 2019 and is an expansion of our patented VuLink automatic activation technology.

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

An important source of police video evidence today is in-car video. Some police cars still do not have in-car video, and in those that do, the camera usually points forward rather than to the side of the road where the sobriety test takes place. The in-car video is typically of little use for domestic violence investigations, burglary or theft investigations, disorderly conduct calls or physical assaults. In virtually all of these cases, the FirstVU HD may provide recorded evidence of the suspect’s actions and reactions to police intervention.

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

Schools

We believe our products and offerings may be of benefit in kindergarten through twelve grade school systems. We are assessing our entry into this potential market through several pilot tests. Preliminary results of our exploration of this market have been mixed, but we believe it may represent a new addressable market for our mobile audio/video recording products in the future. Recent tragic events at schools have heightened the need for providing a “safer” environment in general for schools. Additionally, we believe this market would heavily utilize our new ThermoVu and Shield lines as the economy continues to deal with the Covid-19 pandemic.

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

Event Security

Recently, we have expanded into event security services whereby we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and similar events where people gather. In this regard, we have obtained new customers including the Kansas City Chiefs, Met-Life Stadium, NASCAR and a number of other customers who have a need for event security for specific dates rather than 100% of the time. Additionally, we believe this market would heavily utilize our new ThermoVu and Shield lines as the economy continues to deal with the Covid-19 pandemic. We believe that this area will be a productive source of future revenues.

Homeland Security Market

In addition to the government, U.S. corporations are spending heavily for protection against potential terrorist attacks. Public and private-sector outlays for antiterrorism measures and for protection against other forms of violence are significant. These are potential markets for our products.

Manufacturing

We have entered into contracts with manufacturers for the assembly of the printed circuit boards used in our products. Dedicated circuit board manufacturers are well-suited to the assembly of circuit boards with the complexity found in our products. Dedicated board manufacturers can spread the extensive capital equipment costs of circuit board assembly among multiple projects and customers. Such manufacturers also have the volume to enable the frequent upgrade to state-of-the-art equipment. We have identified multiple suppliers who meet our quality, cost, and performance criteria. We also use more than one source for circuit board assembly to ensure a reliable supply over time. We use contract manufacturers to manufacture our component subassemblies and may eventually use them to perform final assembly and testing. Due to the complexity of our products, we believe that it is important to maintain a core of knowledgeable production personnel for consistent quality and to limit the dissemination of sensitive intellectual property, and we expect to continue this practice. In addition, such technicians are valuable in our service and repair business to support our growing installed customer base.

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

Sales and Marketing

We have an employee-based, direct sales force for domestic selling efforts that enables us to control and monitor its daily activities and independent distributors for international sales. Our sales force is organized in seven territories. The direct territory sales team is supported by a team of five inside sales representatives, a tele-sales specialist and a pre-sales solution design team. We also have a bid specialist to coordinate large bid opportunities. We believe our employee-based model encourages our sales personnel in lower performing territories to improve their efforts and, consequently, their sales results. Our executive team also supports sales agents with significant customer opportunities by providing pricing strategies and customer presentation assistance. Our technical support personnel may also provide sales agents with customer presentations and product specifications in order to facilitate sales activities.

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

Competition

The law enforcement and security surveillance markets are extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with technology and products in the law enforcement and surveillance markets for all of our products, including those that are in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors in the in-car video systems market include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell, or may in the future sell, in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Axon Enterprises, Inc. (“Axon”), Reveal Media, WatchGuard, and VieVU, Inc., which was acquired by Axon in 2018. We face similar and intense competitive factors for our event recorders in the mass transit markets as we do in the law enforcement and security surveillance markets. We will also compete with any company making surveillance devices for commercial use. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future.

The commercial fleet security and surveillance markets likewise are also very competitive. There are direct competitors for our DVM-250 Plus “event recorders,” which may have greater financial, technical marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sector include Lytx, Inc. (previously DriveCam, Inc.) and SmartDrive Systems.

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

Human Capital

As of December 31, 2020, Digital Ally had approximately full-time 86 employees spread throughout the country, representing the core values and objectives of the Company. Our employees are our most important assets and they set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to Digital Ally’s success and, in particular, the employees in our manufacturing, sales, research and development, and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage. Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

●	Compensation Programs and Employee Benefits: the main objective of Digital Ally’s compensation program is to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. Digital Ally also seeks fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management remuneration. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
●	All employees are eligible for health insurance, paid and unpaid leaves, short-term disability, worker’s compensation, long-term disability, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

●	Employee Health and Safety: the health and safety of our employees are top priorities, which was emphasized this year amidst the global COVID-10 pandemic. Digital Ally is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and communities Digital Ally serves. Our safety focus is evident in our response to the COVID-19 pandemic:

●	Expanding work from home flexibility;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Implementing temperature screening of employees at the majority of our manufacturing facilities;
●	Increasing cleaning protocols across all locations;
●	Providing additional personal protective equipment and cleaning supplies;
●	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
●	Requiring masks to be worn in all locations.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which has served as its new principal executive office and primary business location since June 15, 2020. Our facility contains approximately 16,531 square feet and is located at 15612 College Blvd, Lenexa, Kansas 66219. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 31, 2026.

On February 24, 2021 the Company entered into a contract to purchase a 71,361 square foot building located in Lenexa, Kansas, which is intended to serve as the Company’s office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price is approximately $5.3 million and is expected to close on or around May 1, 2021.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the “‘452 Patent’”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

The Company filed an opening appeal brief on August 26, 2019 with the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”), appealing the U.S. District Court’s granting of Axon’s motion for summary judgment. Axon responded by filing a responsive brief on November 6, 2019 and we then filed a reply brief responding to Axon on November 27, 2019. The Court of Appeals scheduled oral arguments on our appeal of the U.S. District Court’s summary judgment ruling on April 6, 2020. This appeal was intended to address the Company’s position that the U.S. District Court incorrectly dismissed our claims against Axon. If the Court of Appeals overturns the ruling of the U.S. District Court, the case will be remanded to the U.S District Court before a new judge. On March 12, 2020, the panel of judges for the Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020, having determined that the appeal will be decided solely based on the parties’ briefs. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. On May 22, 2020, we filed a petition for panel rehearing requesting that we be granted a rehearing of our appeal of the U.S. District Court’s summary judgment ruling. Furthermore, we filed a motion requesting that we be given an opportunity to make our case through oral argument in front of the three-judge panel of the Court of Appeals, which motion was denied on June 9, 2020. The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. The Company has abandoned its right to any further appeals.

WatchGuard

On May 27, 2016, the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wi-Fi and 4RE In-Car product lines.

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

Market Prices

Our common stock, par value $0.001 per share (“Common Stock”), commenced trading on the Nasdaq Capital Market on January 2, 2008 under the symbol “DGLY,” and continues to do so. From July 2007 until we became listed on the Nasdaq Capital Market, our Common Stock was traded on the OTC Bulletin Board and prior to that it was quoted in the “Pink Sheets.”

Holders of Common Stock

As of March 31, 2021, we had approximately 158 shareholders of record for our Common Stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of Common Stock. The holders of our Common Stock will be entitled to non-cumulative dividends on the shares of Common Stock, when and as declared by our board of directors (the “Board of Directors” or the “Board”), in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our Common Stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 19,678 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2020 total 7,563.

On January 17, 2006, our Board adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2006 Plan terminated in 2016 with 25,849 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2020 total 39,750.

On January 24, 2007, our Board adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2007 Plan terminated in 2017 with 89,651 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2020 total 5,000.

On January 2, 2008, our Board adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares of Common Stock for future grants under it. The 2008 Plan terminated in 2018 with 9,249 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2020 total 31,250.

On March 18, 2011, our Board adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares of Common Stock for future grants under it. At December 31, 2020, there were 726 shares of Common Stock reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2020 total 9,750.

On March 22, 2013, our Board adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2020, there were 100 shares of Common Stock reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2020 total 20,000.

On March 27, 2015, our Board of Directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2015 Plan to a total of 1,250,000. At December 31, 2020, there were 3,686 shares of Common Stock reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2020 total 130,000.

On April 12, 2018, our Board of Directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan was amended on May 21, 2019 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2018 Plan to a total of 1,750,000. At December 31, 2020, there were 625,500 shares of Common Stock reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2020 total 340,000.

On September 9, 2020, our board of directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2020 Plan authorizes us to reserve 1,500,000 shares of Common Stock for future grants under it. At December 31, 2020, there were 408,341 shares of Common Stock reserved for awards available for issuance under the 2020 Plan. Stock options granted under the 2020 Plan that remain unexercised and outstanding as of December 31, 2020 total 255,000.

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, and 2020 Plan are collectively referred to as the “Plans.”

The Plans authorize us to grant (i) to the key employees incentive stock options (except for the 2007 Plan) to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock. The Compensation Committee of our Board (the “Compensation Committee”) administers the Plans by making recommendations to the Board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the Securities and Exchange Commission (the “SEC”), which registered a total of 5,675,000 shares of Common Stock issued or to be issued upon exercise of the stock options underlying Plans.

The following table sets forth certain information regarding the Plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	833,313	$3.15	1,064,346
Equity compensation plans not approved by stockholders	5,000	$11.36	—
Total all plans	838,313	$3.20	1,064,346

Recent Sales of Unregistered Securities

Except as previously reported by the Company on its Quarterly Reports on Form 10-Q or its Current Reports on Form 8-K, as applicable, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2020 and 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the Shield™ disinfectant/sanitizers products and ThermoVU™ temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (26) the sale of substantial amounts of our Common Stock that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (27) the possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (31) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (32) whether our patented VuLink technology is becoming the de-facto “standard” for agencies engaged in deploying state-of-the-art body-worn and in-car camera systems, which might impact our revenues; (33) whether such technology will have a significant impact on our revenues in the long-term; (34) whether we will be able to meet the standards for continued listing on the Nasdaq Capital Market; and (35) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities, for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to our customers’ requests. Our products include the DVM-800 and DVM-800 Lite, which are in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, which are body-worn cameras, our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation, for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, which are a commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are our cloud-based evidence management systems. We introduced the EVO-HD product in late June 2019 and began full-scale deployments in the third quarter 2019. It is designed and built on a new and advanced technology platform that is expected to become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings as circumstances normalize in a post-COVID-19 economy, although we can offer no assurance in this regard. The Company has recently added two new lines of branded products: (1) the ThermoVu™, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers, which are for use against viruses and bacteria. The Company began offering its Shield™ disinfectants and cleansers to its law enforcement and commercial customers late in the second quarter of 2020.

We experienced operating losses for all quarters during 2020 and 2019 except for third quarter 2020 which was aided by the launch of our ThermoVU™ and the Shield™ line, and second quarter 2019 which was aided by a patent litigation settlement. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$2,798,291	$3,558,640	$1,732,192	$2,425,745	$2,420,437	$2,923,148	$2,546,983	$2,550,796
Gross profit	1,182,160	1,222,648	392,758	1,265,028	(88,185)	1,188,262	950,812	1,181,740
Gross profit margin percentage	43%	34.1%	22.7%	52.2%	(3.6%)	40.7%	37.3%	46.3%
Total selling, general and administrative expenses	2,931,334	3,066,606	2,535,912	3,192,396	3,145,633	3,468,709	(1,616,830)	4,267,898
Operating loss	(1,749,174)	(1,843,958)	(2,143,154)	(1,927,368)	(3,233,819)	(2,280,447)	2,567,643	(3,086,158)
Operating loss percentage	(63.2)%	(51.4)%	(123.7)%	(79.5)%	(133.6)%	(78.0)%	100.8%	(121.0)%
Net income/(loss)	$(321,318)	$527,442	$(497,894)	$(2,334,110)	$(3,426,984)	$(2,985,825)	$(387,730)	$(3,205,174)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released EVO HD, the ThermoVU™ and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (6) most recently, the impact of COVID-19 on the economy and our business. We reported an operating loss of $321,318 on revenues of $2,798,291 for fourth quarter 2020. The income recognized in the third quarter 2020 and second quarter 2019 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, and litigation expenses relating to patent infringement claims.

The factors and trends affecting our recent performance include:

●	On May 13, 2019, we reached a resolution of the pending patent infringement litigation with WatchGuard and executed a settlement agreement that resulted in the dismissal of this case. As part of the settlement agreement, we received a one-time $6,000,000 payment and granted WatchGuard a perpetual covenant to not sue WatchGuard if its products incorporate agreed-upon modified recording functionality. Additionally, we granted it license to U.S. Patent No. 8,781,292 (“‘292 Patent’”) and the ‘452 Patent through December 31, 2023. As part of the settlement, the parties agree that WatchGuard made no admission that it infringed any of our patents. The Company does not anticipate any future recoveries from Watchguard or its successors and assigns relative to WatchGuard’s use of the ‘292 Patent or the ‘452 Patent. See Note 12, “Commitments and Contingencies,” to our consolidating financial statements for the details respecting the settlement.

●	On July 20, 2020, the Company and Brickell Key Investments LP (“BKI”) executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company made a payment in the amount of $1,250,000 to BKI, and the parties agreed to terminate a Proceeds Investment Agreement (the “PIA”), which they previously entered into on July 31, 2018, and to release each other from any further liability under the PIA. As a result, any obligations under the PIA have been extinguished and a $5,250,000 change in fair value was assessed for the year ended December 31, 2020.

●	Revenues increased in the third quarter 2020 to $3,558,640 compared to the previous quarters. The primary reason for the revenue increase in the third quarter 2020 is the noticeable demand for our new ThermoVu line, as it accounted for $1,087,740 in revenue for such quarter. We expect to continue to experience improved results due to the introduction of our new product lines.

●	Our objective is to expand our recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $228,724 in fourth quarter 2020, an increase of $23,010 (11%) over fourth quarter 2019. Overall, cloud revenues increased to approximately $937,000 in 2020 compared to approximately $750,000 in 2019, an increase of $187,000, or 25%. We are pursuing several new market channels that do not involve our traditional law enforcement and private security customers, such as our NASCAR affiliation and event security solutions, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	We have a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the relationship, we will provide cameras that will be mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every racetrack, as well as enhancing its officiating process through technology. Our relationship with NASCAR has yielded many new opportunities with NASCAR related sponsors. We believe this partnership with NASCAR will demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets. We also have an affiliation with the Indy series races and, in particular, the RLL Team (Rahal, Lanigan & Letterman) which has several cars in most Indy style races. These relationships provide us with access to many potential customers through the various programs supported by both the NASCAR and Indy-Style car race series.

●	Our international revenues decreased to $89,374 (less than 1% of total revenues) during the year ended December 31, 2020, compared to $190,105 (approximately 2% of total revenues) during the year ended December 31, 2019. Political macro-economic tensions including illegal immigration and import/export tariffs between the United States and many countries that have been our customers in the past have made it a difficult climate for our international sales. The international sales cycle generally takes longer than domestic business and we continue to provide bids to a number of international customers. We are actively marketing many of our products, including but not limited to, the EVO-HD, DVM-800, DVM-750, DVM-500+, FleetVu driver monitoring and management service and the FirstVU HD, internationally. We saw a decline in our international sales activity in 2020, largely due in part to the Covid-19 pandemic restricting travel, causing budgetary restraints for customers, and increased shipping delays.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 11, “Commitments and Contingencies,” to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2020 and 2019

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2020 and 2019, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	61%	69%

Gross profit	39%	31%
Selling, general and administrative expenses:
Research and development expense	18%	19%
Selling, advertising and promotional expense	25%	35%
Stock-based compensation expense	14%	20%
General and administrative expense	55%	72%
Patent litigation settlement	0%	(57)%

Total selling, general and administrative expenses	112%	89%

Operating loss	(73)%	(58)%
Change in fair value of secured convertible notes	—%	(5)%
Change in fair value of note payable	(12)%	(20)%
Change in fair value of proceeds investment agreement	50%	(32)%
Gain on extinguishment of debt	13%	—%
Secured convertible note payable issuance expenses	(1)%	(1)%
Other income and interest expense, net	—%	—%
Loss before income tax benefit	(25)%	(96)%
Income tax expense (benefit)	—%	—%

Net loss	(25)%	(96)%

Net loss per share information:
Basic	$(0.12)	$(0.87)
Diluted	$(0.12)	$(0.87)

Revenues

Our current product offerings include the following:

Product	Description
EVO-HD	An in-car digital audio/video system which records in 1080P high definition video and is designed for law enforcement and commercial fleet customers. This system includes two cameras and can use up to four external cameras for a total of four video streams. This system includes integrated, patented VuLink technology, internal GPS, and an internal Wi-Fi Module. The system includes the choice between a Wireless Microphone Kit or the option to use the FirstVu HD Body Camera as the wireless microphone. This system also includes a three-year Advanced Exchange Warranty. We offer a cloud storage solution to manage the recorded evidence and charge a monthly device license fee for our cloud storage.
DVM-750	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.
DVM-100	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for law enforcement customers. This system uses an integrated fixed focus camera. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.
DVM-400	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for law enforcement customers. This system uses an external zoom camera. This product is being discontinued and phased out of our product line but the Company is supporting existing customers with new products and repair and parts.
DVM-250 Plus	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear-view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the Premium Package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.
FirstVU HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud based evidence storage and management solution for our FirstVU HD customers for a monthly service fee.
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.
ThermoVuTM	A non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters
ShieldTM line	Disinfectant and cleanser line, which is for use against viruses and bacteria, that is less harsh than many of the traditional products now widely distributed. Offered in a variety of sizes and quantities.

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on our 2020 revenues and a negative impact generally on our legacy products and, in particular, our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new ShieldTM disinfectant/sanitizer and ThermoVUTM product lines.

Revenues for the years ended December 31, 2020 and 2019 were derived from the following sources:

	Years ended December 31,
	2020	2019
DVM-800 and DVM 800HD	24%	36%
ThermoVuTM	14%	—%
ShieldTM disinfectants/sanitizers	2%	—%
FirstVu HD	13%	12%
DVM-250 Plus	3%	11%
Cloud service revenue	9%	7%
DVM-750	0%	1%
VuLink	2%	1%
EVO	9%	3%
Repair and service	13%	15%
Accessories and other revenues	11%	14%
	100%	100%

Product revenues for the years ended December 31, 2020 and 2019 were $8,029,457 and $7,732,796, respectively, an increase of $296,661 (3%), due to the following factors:

●

The Company generated revenues totaling over $1,643,434 during the years ended December 31, 2020 compared to $-0- for the same period in 2019 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●	We shipped four individual orders in excess of $100,000, for a total of approximately $903,910 in revenue for the year ended December 31, 2020, compared to five individual orders in excess of $100,000, for a total of approximately $951,734 in revenue for the year ended December 31, 2019. Our average order size decreased to approximately $1,902 in the year ended December 31, 2020 from $2,259 during the year ended December 31, 2019. For certain opportunities that involve multiple units and/or multi-year contracts, we have occasionally discounted our products to gain or retain market share and revenues.

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic.

●

The COVID-19 pandemic delayed the shipment of law enforcement orders in the third quarter 2020 as police forces and governments dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement decreased substantially in the third quarter 2020 compared to 2019 primarily due to the impact of the COVID-19 pandemic.

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

●	Management has been focusing on migrating customers, and in particular commercial customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s and FirstVU’s) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues.

Service and other revenues for the years ended December 31, 2020 and 2019 were $2,485,411 and $2,708,568, respectively, a decrease of $223,157 (8%), due to the following factors:

●	Cloud revenues were $954,873 and $749,713 for the years ended December 31, 2020 and 2019, respectively, an increase of $205,160 (27%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system, which contributed to our increased cloud revenues in the year ended December 31, 2020. We expect this trend to continue for 2021 as the migration from local storage to cloud storage continues in our customer base.

●	Revenues from extended warranty services were $1,173,169 and $1,414,308 for the years ended December 31, 2020 and 2019, respectively, a decrease of $241,139 (17%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the fallout from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales of 33% in the 2020 period compared to 2019.

●	Installation service revenues were $180,319 and $255,149 for the years ended December 31, 2020 and 2019, respectively, a decrease of $74,830 (29%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The Covid-19 pandemic travel restrictions also limited our ability to provide onsite installation services in 2020 as compared to 2019.

●	Software revenue, non-warranty repair and other revenues were $177,050 and $289,398 for the years ended December 31, 2020 and 2019, respectively, a decrease of $112,348 (39%). Software revenues were $64,493 in 2020 compared to $106,155 in 2019 and non-warranty repairs were $48,896 in 2020 compared to $99,647 in 2019. Situational security event fees were $48,600 in 2020 compared to $64,800 in 2019.

Total revenues for the years ended December 31, 2020 and 2019 were $10,514,868 and $10,441,364, respectively, an increase of $73,504 (1%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the years ended December 31, 2020 and 2019 was $5,739,572 and $6,577,347, respectively, a decrease of $837,775 (13%). Cost of goods sold for products as a percentage of product revenues for the years ended December 31, 2020 and 2019 were 71% and 85%, respectively. This improvement of cost of goods sold for products as a percentage of product revenues is due to the Company moving to new and smaller warehouse facilities during June 2020, resulting in manufacturing efficiencies during the year ended December 31, 2020. Additionally, the improvement in cost as a percentage of revenues is attributable to the new product lines, including ThermoVU™ and Shield™, which the Company introduced in 2020 and have higher margins than our legacy products.

Cost of service and other revenue for the years ended December 31, 2020 and 2019 was $712,702 and $631,388, respectively, an increase of $81,314 (13%). The increase in service and other cost of goods sold is primarily due to an increase in the cost of service and other revenues sold as a percentage of service and other revenues to 29% for the year ended December 31, 2020 as compared to 23% for the year ended December 31, 2019 offset by the 13% decrease in service and other revenues for the 2020 period compared to the 2019 period. The increase in the cost of service and other revenues sold as a percentage of service and other revenues is attributable to inefficiencies and additional expenses related to service technicians performing installation and other software related services due to the effects of the COVID-19 pandemic.

Total cost of sales as a percentage of revenues decreased to 61% for the year ended December 31, 2020 from 69% for the year ended December 31, 2019. We believe our gross margins will continue to improve as we continue to improve revenue levels, continue to reduce product warranty issues and add higher margin revenues from cloud-based and other services.

We recorded $1,960,351 and $4,144,013 in reserves for obsolete and excess inventories at December 31, 2020 and 2019, respectively. Total raw materials and component parts were $3,186,426 and $4,481,611 at December 31, 2020 and 2019, respectively, a decrease of $1,295,185 (29%). We scrapped older version inventory component parts that were mostly or fully reserved during the year ended December 31, 2020 which was the primary cause for the decrease. Finished goods balances were $6,974,291 and $4,906,956 at December 31, 2020 and December 31, 2019, respectively, an increase of $2,067,335 (42%) which was attributable to accumulating inventory for the new Shield and ThermoVu product lines. The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during the year 2020 as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of excess component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus, DVM-500 and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2020.

Gross Profit

Gross profit for the years ended December 31, 2020 and 2019 was $4,062,594 and $3,232,629, respectively, an increase of $829,965 (26%). The increase is attributable to the 1% overall increase in revenues for the year ended December 31, 2020 coupled with an improvement in the overall cost of sales percentage to 61% for the year ended December 31, 2020 from 69% for the year ended December 31, 2019. Our goal is to improve our margins to 60% over the longer term based on the expected margins of our EVO-HD, DVM-800, VuLink, FirstVU HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,726,245 and $9,265,410 for the years ended December 31, 2020 and 2019, respectively, an increase of $2,460,835 (27%). The increase was primarily attributable to a patent litigation settlement of $6.0 million we received during 2019 that did not recur in 2020. Exclusive of the 2019 patent litigation settlement; our selling, general and administrative expenses as a percentage of sales decreased to 112% for 2020 compared to 146% in the same period in 2019. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2020	2019
Research and development expense	$1,842,800	$2,005,717
Selling, advertising and promotional expense	2,607,242	3,652,434
Stock-based compensation expense	1,462,270	2,112,090
Professional fees and expense	990,975	1,533,679
Executive, sales, and administrative staff payroll	2,449,690	3,083,021
Patent litigation settlement	-	(6,000,000)
Other	2,373,987	2,878,469
Total	$11,726,964	$9,265,410

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,842,800 and $2,005,717 for the years ended December 31, 2020 and 2019, respectively, a decrease of $162,917 (9%). We employed 15 engineers at December 31, 2020 compared to 16 engineers at December 31, 2019, most of whom are dedicated to research and development activities for new products and primarily the ThermoVuTM, ShieldTM, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,607,242 and $3,652,434 for the years ended December 31, 2020 and 2019, respectively, a decrease of $1,045,192 (40%). Salesman salaries and commissions represent the primary components of these costs and were $1,616,267 and $2,632,729 for the years ended December 31, 2020 and 2019, respectively, a decrease of $1,016,432 (63%). The effective commission rate was 15.4% for the year ended December 31, 2020 compared to 25.2% for the year ended December 31, 2019. We reduced the number of salesmen in our law enforcement and commercial channels in early 2020 and decreased travel expenses in 2020 compared to 2019, due to the impact of Covid-19 restrictions. In addition, we are utilizing third-party distributors as a major component of our new Shield and ThermoVU sales channel.

Promotional and advertising expenses totaled $990,975 during the year ended December 31, 2020 compared to $1,533,679 during the year ended December 31, 2019, a decrease of $542,704 (35%). The overall decrease is primarily attributable to our 2019 sponsorship of NASCAR, and the ultimate suspension of the 2020 NASCAR season during 2020, a reduction in attendance at trade shows as a result of the COVID-19 pandemic, altered by our sponsorship of several events to promote our new Shield and ThermoVU product lines including the Indianapolis 500 race that occurred in August 2020.

Stock-based compensation expense. Stock based compensation expense totaled $1,462,270 and $2,112,090 for the years ended December 31, 2020 and 2019, respectively, a decrease of $649,820 (31%). The decrease is primarily due to the decreased amortization during the year ended December 31, 2020 related to the restricted stock granted during 2020 and 2019 to our officers, directors, and other employees. We relied more on stock-based compensation in 2019 as we attempted to reduce cash expenses; however, in 2020 we attempted to reduce all expenses due to the impact of COVID-19.

Professional fees and expense. Professional fees and expenses totaled $990,256 and $1,533,679 for the years ended December 31, 2020 and 2019, respectively, a decrease of $543,423 (35%). The decrease in professional fees is primarily attributable to legal fees and expenses related to the termination of the Axon lawsuit and the resolution of the WatchGuard and PGA lawsuits. We resolved the PGA lawsuit on April 17, 2019 and the associated cost was accrued as of December 31, 2019 and the WatchGuard lawsuit was settled on May 13, 2019. On June 17, 2019, the U.S. District Court granted Axon’s Motion for Summary Judgment and accepted Axon’s position that it did not infringe on the ‘452 Patent and dismissed the lawsuit in its entirety. We appealed the U.S. District Court’s ruling and on April 22, 2020, a three-judge panel of the United States Court of Appeals for the Tenth Circuit denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which motion was also denied on June 9, 2020.

The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case has slowed during 2020 as we waited for the appeal to be heard. The Company has decided not to appeal the decisions to the United States Supreme Court and to abandon the lawsuit against Axon which reduced the amount of legal expenses for 2020 as compared to 2019.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,449,690 and $3,083,021 for the years ended December 31, 2020 and 2019, respectively, a decrease of $633,331 (21%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in our technical support staffing in response to the COVID-19 pandemic and the Company expects such reductions to continue to reduce related staff expenses during the balance of 2020. The COVID-19 pandemic has significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians. In addition, several members of the Company’s management accepted reductions in their cash compensation in 2020 to help the Company’s liquidity position in light of the COVID-19 pandemic.

Other. Other selling, general and administrative expenses totaled $2,373,987 and $2,878,469 for the years ended December 31, 2020 and 2019, respectively, a decrease of $504,482 (17%). The decrease in other expenses in 2020 compared to 2019 is primarily attributable to lower contract employee expenses and travel costs resulting from the COVID-19 pandemic offset by increases in the Company’s insurance costs.

Operating Loss

For the reasons previously stated, our operating loss was $7,663,651 and $6,032,781 for the years ended December 31, 2020 and 2019, respectively, a increase of $1,630,870 (27%). Operating loss as a percentage of revenues decreased to 73% in 2020 from 58% in 2019.

Interest and Other Income

Interest income increased to $47,893 for the year ended December 31, 2020 from $37,410 in 2019, which reflected our overall higher cash and cash equivalent levels in 2020 compared to 2019. The Company raised significant amounts of cash through the closing of several underwritten public offerings and the exercise of outstanding common stock purchase warrants during 2020, which generated additional interest income in 2020 when compared to 2019.

Interest Expense

We incurred interest expense of $342,379 and $43,373 during the years ended December 31, 2020 and 2019, respectively. The increase was attributable to higher interest-bearing debt balances outstanding in 2020 as compared to 2019. We had secured convertible notes outstanding in 2020 represented by the $1.667 million principal amount of notes issued on April 17, 2020 and by the $2.778 million principal amount of notes issued on August 5, 2019, both of which bore interest at 8% per annum, and both of which were paid off during 2020. In addition, we issued an aggregate of $300,000 principal amount of an unsecured promissory note on December 23, 2019 bearing interest at 8% per annum on the outstanding principal balance which was paid off during 2020.

On May 12, 2020 the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter.

Change in Fair Value of Secured Convertible Notes

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Consolidated Statement of Operations for the year ended December 31, 2020.

We elected to account for the secured convertible notes that were issued in August 2019 on its fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date on December 31, 2019 until they were paid in full March 3, 2020. The change in fair value from December 31, 2019 to their pay-off date was $412,445, which was recognized as a charge in the Consolidated Statement of Operations at December 31, 2020. The change in fair value from the issuance date of August 5, 2019 and December 31, 2019 was $519,821, which was recognized as a charge in the Consolidated Statement of Operations at December 31, 2019

Change in Fair Value of Proceeds Investment Agreement

We recorded a gain (loss) representing the change in fair value of proceeds investment agreement of $5,250,000 and $(3,358,000) during the years ended December 31, 2020 and 2019, respectively.

We elected to account for the PIA that was entered into in July 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of December 31, 2020, and 2019 to be $0 and $6,500,000, respectively. During the year ended December 31, 2019, we settled our patent infringement litigation with WatchGuard and received a lump sum payment of $6.0 million as further described in Note 12, “Commitments and Contingencies,” to our consolidated financial statements. In accordance with the terms of the PIA, we remitted the $6.0 million as a principal payment toward our minimum return payment obligations under the PIA. The change in fair value from December 31, 2019 to December 31, 2020 was $5,250,000, which was recognized as a loss in the Consolidated Statement of Operations at December 31, 2020.

On July 20, 2020, the Company and BKI executed the Termination Agreement. Under the terms of the Termination Agreement, the parties agreed to terminate the PIA and to release each other from any further liability under the PIA obligation.

Under the terms of the Termination Agreement, upon payment of $1,250,000 by the Company to BKI, both parties agreed to terminate the PIA and to release each other from any further liability thereunder. Such $1,250,000 payment was made on July 22, 2020. In addition to the $1,250,000 payment, the Company further agreed to pay BKI the following: (a) a contingent payment in the amount of $2,750,000 following the closing of an asset purchase, membership interest purchase, or similar transaction between the Company and a specified third-party (the “Purchase Transaction”) and (b) any and all future proceeds received from Watchguard and its successors and assigns by the Company for WatchGuard’s use of the ‘292 Patent and the ‘452 Patent. For clarity, the Company and BKI further agreed that the payment of the contingent payment would only be due and payable upon the closing of the specified Purchase Transaction and the relevant contingent payment portion of the Termination Agreement, and any obligations stemming therefrom, would automatically terminate if the specified Purchase Transaction is abandoned prior to its closing, including its failure to close within three years from the date of the Termination Agreement.

The parties abandoned the Purchase Transaction during the year ended December 31, 2020 and, therefore, the contingent payment obligation automatically terminated as the specified Purchase Transaction was abandoned prior to its closing. Furthermore, the Company does not anticipate any future recoveries from Watchguard and its successors and assigns relative to WatchGuard’s use of the ‘292 Patent or ‘452 Patent. As a result, the PIA obligation was extinguished upon the payment of the $1,250,000 required under the Termination Agreement.

Secured Convertible Debentures Issuance Expenses

We elected to account for and record our $1.667 million principal amount of secured convertible notes on April 17, 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $34,906 for the year ended December 31, 2020 and primarily included related legal and accounting fees.

We elected to account for and record our $2.778 million principal amount of secured convertible notes on August 5, 2019 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $89,148 for the year ended December 31, 2019 and primarily included related legal and accounting fees.

Gain on Extinguishment of Debt

As discussed in Note 7, “Debt Obligations,” on May 4, 2020 the Company received a $1,418,900 promissory note under the SBA’s PPP Loan through the CARES Act. On December 10, 2020, we were informed that the Company’s SBA Loan had been forgiven, less the EIDL Advance received, thus the remaining balance has been released resulting in a gain on extinguishment of debt.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transaction noted above was determined to be an extinguishment of the existing debt. As a result, we recorded a gain on the extinguishment of debt in the amount of $1,417,413, which is included in “Gain on Extinguishment of Debt” in our Consolidated Statements of Operations.

Income (Loss) before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit of $2,625,881 and $10,005,713 for the years ended December 31, 2020 and 2019, respectively, an improvement of $7,379,832 (74%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2020 and 2019, respectively. The effective tax rate for both 2020 and 2019 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2020 and 2019 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2020. During 2020, we increased our valuation reserve on deferred tax assets by $405,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $76,070,000 of federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2020 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net losses of $2,625,881 and $10,005,713 for the years ended December 31, 2020 and 2019, respectively, an improvement of $7,379,832 (74%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.12 and $0.87 for the years ended December 31, 2020 and 2019, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019 because of the net loss reported for each period.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan - The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In addition, during 2019, the Company settled one of its patent infringement cases and received a lump sum payment of $6.0 million, which it used to pay its obligations under the PIA agreement, and on July 20, 2020, the Company and BKI executed a Termination Agreement which terminated the PIA and released the parties from any further liability under the PIA obligation upon payment of $1,250,000 by the Company to BKI. Such $1,250,000 payment was made on July 22, 2020 and the PIA obligation was extinguished, as more fully described in Note 7, “Debt Obligations”. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised $12.8 million in underwritten public offerings of Common Stock, $5.2 million through the exercise of common stock purchase warrants and options, $1.6 million through the issuance of promissory notes under the SBA’s PPP and EIDL programs, raised $1.5 million through the issuance of secured convertible notes and $419,000 in unsecured promissory notes and detachable warrants during the year ended December 31, 2020. These debt and equity raises were utilized to fund its operations during 2020. Management believes that it now has adequate liquidity for the foreseeable future from recent issuances of equity in 2021 through the utilization of the Company’s shelf registration statement on Form S-3 (File No. 333-239419), which was initially filed with the SEC on June 25, 2020, and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

Shelf Registration Statement on Form S-3 - The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our Common Stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company has utilized the Shelf Registration Statement for two recent offerings of its securities, as described as follows:

●

Registered Direct Offering - On January 14, 2021, the Company, pursuant a securities purchase agreement, closed a registered direct offering (the “January Offering”) of (i) 2,800,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 7,200,000 of Common Stock at an exercise price of $0.01 per share, issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the January Offering; and (iii) common stock purchase warrants (“January Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the January Warrants. The January Offering was conducted pursuant to a placement agency agreement, dated January 11, 2021 (the “January Placement Agency Agreement”), between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (the “Placement Agent”). The combined offering price of each share of Common Stock and accompanying January Warrant in the January Offering was $3.095.

Pursuant to the terms of the January Placement Agency Agreement, the Company agreed not to, for a period of 90 days after the date of the January Placement Agency Agreement, with certain exceptions, unless it has obtained the prior written consent of the Placement Agent, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

The Company received approximately $29,013,000 in net proceeds from the January Offering after deducting the discounts, commissions and other estimated offering expenses payable by the Company. The Company plans to use the net proceeds from the January Offering for working capital, product development, order fulfillment and for general corporate purposes.

●	Registered Direct Offering - On February 1, 2021, the Company, pursuant a securities purchase agreement closed a registered direct offering (the “February Offering”) of (i) 3,250,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 11,050,000 of Common Stock at an exercise price of $0.01 per share, issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the February Offering; and (iii) common stock purchase warrants (“February Warrants”) to purchase up to an aggregate of 14,300,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The February Offering was conducted pursuant to a placement agency agreement, dated January 28, 2021 (the “February Placement Agency Agreement”), between the Company and the Placement Agent. The combined offering price of each share of Common Stock and accompanying February Warrant in the February Offering was $2.80.

Pursuant to the terms of the February Placement Agency Agreement, the Company has agreed not to, for a period of 90 days after the date of the February Placement Agency Agreement, with certain exceptions, unless it has obtained the prior written consent of the Placement Agent, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

The Company received approximately $37,447,100 in net proceeds from the February Offering after deducting the discounts, commissions and other estimated offering expenses payable by the Company. The Company plans to use the net proceeds from the February Offering for working capital, product development, order fulfillment and for general corporate purposes.

Management believes that it has adequate funding to support its business operations for the foreseeable future as a result of the funds raised by the January Offering and the February Offering.

The Company has increased its addressable market to non-law enforcement customers and obtained new non-law enforcement contracts in 2020 and 2019, which contracts include recurring revenue during the period from 2020 to 2023. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which our future operating results are affected by the COVID-19 pandemic will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as a result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, we believe that the COVID-19 pandemic and/or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations and cash flows.

On March 3, 2020, the Company consummated an underwritten public offering of 2,521,740 shares of common stock (the “March Offering”). The shares of Common Stock in the March Offering were sold at a public offering price of $1.15 per share. The gross proceeds to the Company from the March Offering, before deducting underwriting discounts and commissions and other estimated offering expenses, and assuming the underwriters would not exercise their over-allotment option, were approximately $2.9 million. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and the non-accountable expense reimbursement, but before deducting other expenses in connection with the offering, and assuming the underwriters would not exercise their over-allotment option, were approximately $2.67 million. The Company intends to use the net proceeds from this offering to fund the repayment of debt and for general corporate purposes.

We had warrants outstanding exercisable to purchase 3,388,364 shares of Common Stock at a weighted average exercise price $6.24 per share outstanding as of December 31, 2020. In addition, there are Common Stock options outstanding exercisable to purchase 838,313 shares of Common Stock at an average price of $3.20 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our Common Stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2021, although we can offer no assurances in this regard.

On June 4, 2020, the Company consummated an underwritten public offering (the “First June Offering”) of 3,090,909 shares of Common Stock. The First June Offering was conducted pursuant to an underwriting agreement, dated June 2, 2020 (the “First June Underwriting Agreement”), between the Company and Aegis Capital Corp., as representative of the underwriters (the “Underwriter”), at a public offering price of $1.65 per share, for gross proceeds of approximately $5.1 million, before deducting underwriting discounts and other offering expenses. Pursuant to the First June Underwriting Agreement, the Company granted the Underwriters a forty-five (45)-day option to purchase up to an additional 463,636 shares of Common Stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any (the “First June Option Shares”). On June 8, 2020, the Underwriters fully exercised their over-allotment option to acquire the First June Option Shares at $1.65 per share, and the offering of the First June Option Shares closed on June 8, 2020. The exercise of such over-allotment option resulted in additional gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses, of $764,999.40, which the Company used for working capital purposes throughout the year.

On June 10, 2020, the Company consummated an underwritten public offering (the “Second June Offering”) of 2,325,581 shares of Common Stock. The Second June Offering was conducted pursuant to the terms of an underwriting agreement, dated June 8, 2020 (the “Second June Underwriting Agreement”), with the Underwriter, at a public offering price of $2.15 per share, for gross proceeds of approximately $5.0 million, before deducting underwriting discounts and other offering expenses. The Underwriters also fully exercised their over-allotment option, under the terms of the Second June Underwriting Agreement, to acquire an additional 213,953 shares of Common Stock (the “Second June Option Shares”) at the public offering price, for additional gross proceeds of $459,998.95, before deducting underwriting discounts and other offering expenses. The Company used the net proceeds from the Second June Offering for working capital purposes throughout the year.

The First June Offering and the Second June Offering were registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-225227), which was initially filed with the SEC on May 25, 2018, and was declared effective on June 6, 2018, and the related base prospectus included in such registration statement, as supplemented by the prospectus supplement dated June 2, 2020.

Our Common Stock is currently listed on The Nasdaq Capital Market. In order to maintain our listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. See “Nasdaq Listing” below.

We had $4,361,758 of available cash and equivalents and net working capital of $14,109,500 as of December 31, 2020. Net working capital as of December 31, 2020 included approximately $1.7 million of accounts receivable and $8.2 million of current inventory.

Cash, cash equivalents: As of December 31, 2020, we had cash and cash equivalents with an aggregate balance of $4,361,758, an increase from a balance of $359,685 at December 31, 2019. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $4,002,073 net increase in cash during the year ended December 31, 2020:

●	Operating activities:	$13,274,715 of net cash used in operating activities. Net cash used in operating activities was $13,274,715 and $1,124,373 for the years ended December 31, 2020 and 2019, respectively, a deterioration of $12,150,342. The deterioration is attributable to the net loss incurred for 2020, the non-cash gain attributable to the change in value of the PIA obligation, the usage of cash to increase inventory, accounts receivable, other operating assets and the reduction of accounts payable during the year ended December 31, 2020 compared to the same period in 2019.

●	Investing activities:	$1,499,189 of net cash used in investing activities. Cash used in investing activities was $1,499,189 and $266,144 for the years ended December 31, 2020 and 2019 respectively. In 2020 we incurred costs for: (i) the purchase of a warehouse building; (ii) the build out of the new leased office and warehouse space; (iii) the tooling of new products; (iv) patent applications on our proprietary technology utilized in our new products and included in intangible assets; (v) a $250,000 investment the Company made in a private company; and (vi) issuance of $800,000 in secured notes in other companies.

●	Financing activities:	$18,775,977 of net cash provided by financing activities. Cash used in financing activities was $18,775,977 for the year ended December 31, 2020 compared to cash provided by $1,848,605 for the year ended December 31, 2019. In 2020, we closed several underwritten public offerings of our Common Stock, which generated $12.8 million of cash, we received total proceeds of $5.2 million from the exercise of common stock purchase warrants and we received a total of $1.6 million in borrowings under the PPP and EIDL programs administered by the SBA. In April 2020, we received net proceeds of $1,500,000 from the issuance of the convertible notes with detachable common stock purchase warrants. In addition, we received $419,000 in proceeds from the issuance of unsecured promissory notes payable during the year ended December 31, 2020. These 2020 financing cash inflows were offset by the extinguishment of the PIA obligation and the repayment of principal on the secured convertible notes and unsecured promissory notes. During 2019, we received $2,500,000 in proceeds from the issuance of convertible debt and $1,564,000 of proceeds from the exercise of common stock purchase warrants offset by the $6 million payment on the PIA.

The net result of these activities was an increase in cash of $4,002,073 to $4,361,758 for the year ended December 31, 2020.

Commitments:

We had $4,361,758 of cash and cash equivalents and net positive working capital $14,109,500 as of December 31, 2020. Accounts receivable balances represented $1,705,461 of our net working capital at December 31, 2020. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2021, which would help to provide positive cash flow to support our operations during 2021. Inventory represented $8,202,274 of our net working capital at December 31, 2020 and finished goods represented $6,974,291 of total current and non-current inventory. We are actively managing the level of inventory and our goal is to reduce such level during 2021 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2021.

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2020 however, on February 24, 2021 the Company entered into a contract to purchase a 71,361 square foot building located in Lenexa, Kansas, which is intended to serve as the Company’s office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price is approximately $5.3 million and is expected to close on or around May 1, 2021.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2020 was seventy-one months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2020 was 34 months.

Lease expense related to the office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the two operating leases was approximately $349,079 for the year ended December 31, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2020:

Assets:
Operating lease right of use assets	$753,175

Liabilities:
Operating lease obligations-current portion	$113,484
Operating lease obligations-less current portion	$723,272
Total operating lease obligations	$836,756

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021	$175,249
2022	184,145
2023	184,241
2024	171,642
Thereafter	333,705
Total undiscounted minimum future lease payments	1,048,982
Imputed interest	(212,226)
Total operating lease liability	$836,756

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

While the ultimate resolution is unknown we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows. See Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K for information on our litigation.

Nasdaq Listing.

On July 11, 2019, we were officially notified by The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (the “MVLS”) for our Common Stock was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until January 7, 2020, to regain compliance with the MVLS Rule, or in the alternative, the minimum stockholders’ equity requirement of $2,500,000. To regain compliance with the MVLS Rule, the minimum MVLS for our Common Stock must have been at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If we failed to regain compliance with either the MVLS Rule or the minimum stockholders’ equity requirement by January 7, 2020, we could have been delisted from Nasdaq.

On January 8, 2020, we received a determination letter (the “Letter”) from the staff of The Nasdaq Stock Market LLC (the “Staff”) stating that we had not regained compliance with the MVLS Standard, since our Common Stock was below the $35 million minimum MVLS requirement for continued listing on Nasdaq under the MLVS Rule and had not been at least $35 million for a minimum of 10 consecutive business days at any time during the 180-day grace period granted to us. Pursuant to the Letter, unless we requested a hearing to appeal this determination by 4:00 p.m. Eastern Time on January 15, 2020, our Common Stock would have been delisted from the Nasdaq Capital Market, trading of our Common Stock would have been suspended at the opening of business on January 17, 2020, and a Form 25-NSE would have been filed with the SEC, which would have removed our Common Stock from listing and registration on The Nasdaq Stock Market LLC.

On January 13, 2020, we requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Letter and a hearing was set for February 20, 2020. In anticipation of such hearing, we were asked to provide the Panel with a plan to regain compliance with the minimum MLVS requirement under the MLVS Rule, which needed to include a discussion of the events that we believe will enable us to timely regain compliance with the minimum MLVS requirement, or in the alternative, the minimum shareholders’ equity requirement. On January 21, 2020, we submitted a compliance plan that we believed was sufficient to permit us to regain compliance with the minimum stockholders’ equity requirement. On February 20, 2020, we appeared before the Panel to discuss our plan to regain compliance, including, but not limited to, complying with Nasdaq Listing Rule 5550(b)(1), which is the minimum stockholders’ equity standard for continued listing, which requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholders’ equity (“Rule 5550(b)(1)”). On March 6, 2020, we received written notice from the Panel indicating that, based on the plan of compliance that we had presented at such hearing, the Panel granted our request for the continued listing of our Common Stock on Nasdaq, subject to, among other things, us keeping the Staff updated on the progress of our compliance plan and ultimately being able to evidence shareholder equity in an amount greater than or equal to $2,500,000 in accordance with Rule 5550(b)(1) no later than June 30, 2020. During this time, our Common Stock remained listed and trading on the Nasdaq Capital Market.

On June 4, 2020 and June 10, 2020, we consummated underwritten public offerings identified above and raised aggregate gross proceeds of approximately $11.3 million, before underwriting discounts and commissions and other estimated expenses of such offerings. As a result of such offerings, we achieved compliance with Rule 5550(b)(1) and on June 18, 2020 we received written notice from the Staff stating that we had regained compliance with such rule and the matter is now closed.

On April 22, 2020, we received a written notification from The Nasdaq Stock Market LLC indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below $1.00 per share for the last thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day compliance period to regain compliance with the minimum bid price requirement. Subsequently, the 180-day grace period to regain compliance with such minimum bid price requirement under applicable Nasdaq Stock Market LLC rules was extended due to the global market impact caused by COVID-19. More specifically, The Nasdaq Stock Market LLC stated that the compliance periods for any company previously notified about non-compliance would be suspended effective April 16, 2020, through June 30, 2020. On July 1, 2020, companies not in compliance would receive the balance of any pending compliance period exception to come back into compliance with such minimum bid price requirement. As a result of this extension, we had until December 28, 2020, to regain compliance with such minimum bid price requirement. During the compliance period, our Common Stock would still continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid price of the Common Stock had to have met or exceeded $1.00 per share for at least ten (10) consecutive business days by December 28, 2020. On June 11, 2020, our Common Stock met such minimum bid price requirement, as the closing sale price of our Common Stock had equaled or exceeded $1.00 per share on the Nasdaq Capital Market at the close of each trading day since May 29, 2020, and we received written notice from the Staff stating that the Company regained compliance with such requirement and the matter is now closed.

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires the Company to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $110,491 and $108,688 for the years ended December 31, 2020 and 2019, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2020, the Company had advanced a total of $274,731 pursuant to this agreement which has been fully reserved for a net advance of $-0-. The minimum sales threshold was not met, and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018, the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. The Company had advanced a total of $53,332 pursuant to this agreement, until September 2020 when the agreement was mutually terminated, thus as of December 31, 2020 the Company had advanced $-0- pursuant to this agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

Revenue Recognition / Allowances for Doubtful Accounts. Revenue is recognized for the shipment of products or delivery of service when all five of the following conditions are met:

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

We review all significant, unusual or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty the associated proceeds are treated as contract liability and recognized over the term of the extended warranty.

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $238.9 million since we commenced deliveries during 2006. As of December 31, 2020, and 2019, we had provided a reserve for doubtful accounts of $123,224 and $123,224, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2020. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw material and component parts	$3,186,426	$4,481,611
Work-in-process	1,907	35,858
Finished goods	6,974,291	4,906,956
Subtotal	10,162,625	9,424,425
Reserve for excess and obsolete inventory	(1,960,351)	(4,144,013)
Total inventories	$8,202,274	$5,280,412

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 19.3% of the gross inventory balance at December 31, 2020, compared to 38.2% of the gross inventory balance at December 31, 2019. We had $1,960,351 and $4,144,013 in reserves for obsolete and excess inventories at December 31, 2020 and 2019, respectively. Total raw materials and component parts were $3,186,427 and $4,481,611 at December 31, 2020 and 2019, respectively, a decrease of $1,295,185 (29%). During June 2020, the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving such distressed products to the new location which contributed to the significant decrease in the cost of raw materials and component parts. We scrapped older version inventory component parts that were mostly or fully reserved in 2020, which was the primary cause for the decrease in total raw materials and component parts. Finished goods balances were $6,974,291 and $4,906,956 at December 31, 2020 and 2019, respectively, an increase of $2,067,335 (42%). The increase in finished goods was primarily attributable to accumulating inventory for the new Shield and ThermoVU product lines. The decrease in the inventory reserve is primarily due to the scrapping of older version legacy products that were mostly or fully reserved during 2020 as a result of moving our warehouse and office location. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at December 31, 2020.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $31,845 as of December 31, 2020 compared to $17,838 as of December 31, 2019 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 255,000 stock options granted during the year ended December 31, 2020.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2019, cumulative valuation allowances in the amount of $23,740,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $855,000 to a balance of $24,595,000 to fully reserve our deferred tax assets at December 31, 2020. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2020 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2020 representing uncertain tax positions.

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

Our financial statements are included in this Annual Report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our directors and executive officers is incorporated herein by reference to our definitive proxy statement, which we expect to file no later than 120 days after December 31, 2020 (our “2021 Proxy Statement”).

Information with respect to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to our 2021 Proxy Statement.

Information with respect to our code of business conduct and ethics is incorporated herein by reference to our 2021 Proxy Statement.

Information with respect to our corporate governance disclosures is incorporated herein by reference to our 2021 Proxy Statement.

Item 11.	Executive Compensation.

Information with respect to the compensation of our executive officers and our directors is incorporated herein by reference to our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated herein by reference to our 2021 Proxy Statement.

Information about our Plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is incorporated herein by reference to our 2021 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information with respect to the fees paid to and services provided by our principal accountants is incorporated herein by reference to our 2021 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F-1 and are submitted as a separate section of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	(1)
3.1(i)	Amended and Restated Articles of Incorporation of Digital Ally, Inc. (see the Amended and Restated Articles of Incorporation included in the Plan of Merger, filed as Exhibit 2.1 hereto).	(1)
3.1(ii)	Certificate of Change of Digital Ally, Inc., dated August 24, 2012.	(5)
3.1(iii)	Certificate of Amendment of Digital Ally, Inc., dated July 27, 2018.	(20)
3.2(i)	Amended and Restated Bylaws of Digital Ally, Inc.	(1)
3.2(ii)	Amendment to Amended and Restated Bylaws of Digital Ally, Inc.	(19)
3.3	Audit Committee Charter dated September 22, 2005.	(1)
3.4	Compensation Committee Charter, dated September 22, 2005	(1)
3.5	Nominating Committee Charter dated December 27, 2007.	(2)
3.6	Corporate Governance Guidelines	(3)
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	(4)
3.8	Strategic Planning Committee Charter dated June 28, 2009.	(4)
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	(5)
4.1	Form of Common Stock Certificate.	(6)
4.2	Form of Common Stock Purchase Warrant.	(6)
4.3	Form of Series A Common Stock Purchase Warrant.	(7)
4.4	Form of Series B Common Stock Purchase Warrant.	(7)
4.5	Form of Series C Common Stock Purchase Warrant.	(7)
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	*
5.1	Opinion of Quarles & Brady, LLP	(17)
10.1	2005 Stock Option and Restricted Stock Plan.	(6)
10.2	2006 Stock Option and Restricted Stock Plan.	(6)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(6)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(6)
10.5	2007 Stock Option and Restricted Stock Plan.	(8)
10.6	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	(2)
10.7	Amendment to 2007 Stock Option and Restricted Stock Plan.	(2)
10.8	2008 Stock Option and Restricted Stock Plan.	(2)
10.9	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	(2)
10.10	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(9)
10.11	2011 Stock Option and Restricted Stock Plan	(10)
10.12	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(10)

10.13	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(11)
10.14	Common Stock Purchase Warrant	(12)
10.15	Form of Series A-1 Warrant	(13)
10.16	Form of Series A-2 Warrant	(13)
10.17	Form of Series A-3 Warrant	(13)
10.18	Form of Common Stock Purchase Warrant	(14)
10.19	Common Stock Purchase Warrant of Digital Ally, Inc.	(15)
10.20	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(15)
10.21	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(15)
10.22	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan	(16)
10.23	Form of Common Stock Purchase Warrant.	(18)
10.24	Form of Wholesale Distribution Agreement, dated April 3, 2020.	(22)
10.25	Form of Placement Agency Agreement, dated January 11, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(23)
10.26	Form of Securities Purchase Agreement, dated as of January 11, 2021, by and between the Company and the Investors.	(23)
10.27	Form of Placement Agency Agreement, dated January 27, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(24)
10.28	Form of Securities Purchase Agreement, dated as of January 27, 2021, by and between the Company and the Investors.	(24)
14.1	Code of Ethics and Code of Conduct.	(2)
21.1	Subsidiaries of Registrant	(21)
23.1	Consent of RBSM LLP	*
23.3	Consent of Quarles & Brady LLP (included in Exhibit 5.1)*	(17)
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Calculation Linkbase **
101.LAB	XBRL Taxonomy Label Linkbase **
101.PRE	XBRL Taxonomy Presentation Linkbase **

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

(1)	Filed as an exhibit to the Company’s Form SB-2, filed October 16, 2006, No. 333-138025.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 20, 2009.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(5)	Filed as an exhibit to the Company’s Form 8-K filed August 30, 2012.
(6)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(7)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(8)	Filed as an exhibit to the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(10)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(11)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(12)	Filed as an exhibit to the Company’s Form S-8 filed January 3, 2017.
(13)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017.
(14)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018.
(15)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(17)	Filed as an Exhibit 5.1 to the October 2006 Form SB-2.
(18)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(19)	Filed as an exhibit to the Company’s Form 8-K filed December 10, 2007.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed February 7, 2020.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020.
(22)	Filed as an exhibit to the Company’s Form 8-K filed April 8, 2020.
(23)	Filed as an exhibit to the Company’s Form 8-K filed January 12, 2021.
(24)	Filed as an exhibit to the Company’s Form 8-K filed January 28, 2021.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

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

Signature and Title	Date

/s/ Stanton E. Ross	March 31, 2021
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 31, 2021
Leroy C. Richie, Director

/s/ Michael J. Caulfield	March 31, 2021
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	March 31, 2021
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 31, 2021
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in period ended December 31, 2020, and the related notes (collectively referred to as the financial statement). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Value of Inventories – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 1 and 4 to the consolidated financial statements, inventories consist of various components, work-in-process and finished goods, and are carried at the lower of cost or net realizable value, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Management has established inventory reserves based on estimates of excess and/or obsolete inventories.

We identified the inventory reserve for certain inventory products as a critical audit matter because of the significant estimates and the assumptions management makes to evaluate their ability to move inventories which have been slow moving during the year. This required a high degree of subjective and complex auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of related assumptions, as well as the viability of management’s plans to sell this inventory, to evaluate whether inventory reserves for certain inventory products were appropriately recorded as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory reserve for certain inventory products included the following, among others:

● We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory reserves.

● We evaluated the reasonableness of management’s plans and strategies to sell certain inventory products deemed to be slow moving and which are already partially reserved.

● We performed analysis over key product metrics, inventory turnover, and margins, to identify and evaluate slow-moving inventory categories, negative margins, or other trends which may indicate a requirement to reserve.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 31, 2021

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,361,758	$359,685
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – 2020 and $123,224 – 2019	1,705,461	1,071,018
Other Receivables (including $500,000 due from Related Parties – 2020 and $0 – 2019, refer to Note 16)	1,529,920	514,730
Inventories, net	8,202,274	5,280,412
Income tax refund receivable, current	-	44,650
Prepaid expenses	2,030,693	381,090

Total current assets	17,830,106	7,651,585

Furniture, fixtures and equipment, net	666,800	197,063
Intangible assets, net	392,564	413,268
Operating lease right of use assets, net	753,175	122,459
Other assets	1,154,881	532,500

Total assets	$20,797,527	$8,916,875

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,144,675	$2,339,985
Accrued expenses	796,094	845,881
Current portion of operating lease obligations	113,484	159,160
Contract liabilities-current	1,647,469	1,707,943
Unsecured promissory note payable, net of unamortized discount of $0 and $66,061, respectively	-	233,939
Secured convertible notes at fair value – current portion	-	1,593,809
Subordinated notes payable – current portion	11,727	-
Income taxes payable	7,158	5,934

Total current liabilities	3,720,606	6,886,651

Long-term liabilities:
Proceeds investment agreement, at fair value	-	6,500,000
Subordinated notes payable – long term	148,273	-
Operating lease obligation, long term	723,272	44,460
Contract liabilities-long term	1,848,869	1,803,143

Total liabilities	6,441,021	15,234,254

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized, respectively; shares issued: 26,834,709 – 2020 and 12,079,095 – 2019	26,835	12,079
Additional paid in capital	106,501,396	83,216,387
Treasury stock, at cost (63,518 shares)	(2,157,225)	(2,157,226)
Accumulated deficit	(90,014,500)	(87,388,619)

Total stockholders’ equity (deficit)	14,356,506	(6,317,379)

Total liabilities and stockholders’ equity (deficit)	$20,797,527	$8,916,875

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

	2020	2019
Revenue:
Product	$8,029,457	$7,732,796
Service and other	2,485,411	2,708,568

Total revenue	10,514,868	10,441,364

Cost of revenue:
Product	5,739,572	6,577,347
Service and other	712,702	631,388

Total cost of revenue	6,452,274	7,208,735

Gross profit	4,062,594	3,232,629

Selling, general and administrative expenses:
Research and development expense	1,842,800	2,005,717
Selling, advertising and promotional expense	2,607,242	3,652,434

General and administrative expense	7,276,203	9,607,259
Patent litigation settlement	—	(6,000,000)

Total selling, general and administrative expenses	11,726,245	9,265,410

Operating loss	(7,663,651)	(6,032,781)

Other income (expense)
Interest income	47,893	37,410
Interest expense	(342,379)	(43,373)
Change in fair value of secured convertible notes	(1,300,252)	(519,821)
Change in fair value of proceeds investment agreement	5,250,000	(3,358,000)
Gain on the extinguishment of debt	1,417,413	—
Secured convertible notes issuance expense	(34,906)	(89,148)

Total other income (expense)	5,037,769	(3,972,932)

Loss before income tax expense (benefit)	(2,625,881)	(10,005,713)
Income tax expense (benefit)	—	—

Net loss	$(2,625,881)	$(10,005,713)

Net loss per share information:
Basic	$(0.12)	$(0.87)
Diluted	$(0.12)	$(0.87)

Weighted average shares outstanding:
Basic	21,603,635	11,478,618
Diluted	21,603,635	11,478,618

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2018	10,445,445	$10,445	$78,117,507	$(2,157,226)	$(77,382,906)	$(1,412,180)

Stock-based compensation	—	—	2,112,090	—	—	2,112,090
Restricted common stock grant	522,110	522	(522)	—	—	—
Restricted common stock forfeitures	(5,370)	(5)	5	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	498,625	499	697,568	—	—	698,067
Issuance of common stock In connection with issuance of secured convertible notes	89,285	89	118,660	—	—	118,749
Issuance of common stock purchase warrants in connection with issuance of secured convertible debentures	—	—	535,739	—	—	535,739
Issuance of common stock upon exercise of warrants	529,000	529	1,563,471	—	—	1,564,000
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	71,869	—	—	71,869

Net loss	—	—	—	—	(10,005,713)	(10,005,713)

Balance, December 31, 2019	12,079,095	12,079	83,216,387	(2,157,226)	(87,388,619)	(6,317,379)

Stock-based compensation	—	—	1,462,270	—	—	1,462,270
Restricted common stock grant	846,591	846	(846)	—	—	—
Restricted common stock forfeitures	(36,750)	(37)	37	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	2,624,212	2,625	3,022,060	—	—	3,024,685
Issuance of common stock through underwritten public offering at $1.15 per share (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	5,203,122
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	721,141
Issuance of common stock upon exercise of stock options	1,875	2	7,798	—	—	7,800
Issuance of common stock for services rendered	10,000	10	30,690	—	—	30,700
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806

Net loss	—	—	—	—	(2,625,881)	(2,625,881)

Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,225)	$(90,014,500)	$14,356,506

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,625,881)	$(10,005,713)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	250,156	390,151
Stock based compensation	1,462,270	2,112,090
Issuance of common stock for services	30,700	—
Amortization of debt discount	86,867	5,808
Provision for doubtful accounts receivable	—	60,000
Interest paid through issuance of common stock	99,945	50,000
Gain on extinguishment of debt	(1,417,413)	—
Secured convertible debentures issuance expense	34,906	89,148
Change in fair value of secured convertible debentures	1,300,252	519,821
Change in fair value of proceeds investment agreement	(5,250,000)	3,358,000
Provision for inventory obsolescence	275,690	856,242
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(634,443)	716,868
Accounts receivable – other (including related party)	(1,015,191)	(132,318)
Inventories	(3,197,552)	862,406
Prepaid expenses	(1,649,603)	48,313
Income tax refund receivable	44,650	45,350
Operating lease right of use assets	(630,716)	378,292
Other assets	177,619	(275,751)
Increase (decrease) in:
Accounts payable	(1,195,310)	1,555,386
Accrued expenses	(41,274)	(1,234,786)
Income taxes payable	1,224	2,245
Operating lease obligations	633,136	(297,131)
Contract liabilities	(14,747)	(228,794)

Net cash used in operating activities	(13,284,715)	(1,124,373)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(621,860)	(204,013)
Additions to intangible assets	(77,329)	(62,131)
Issuance of notes receivable	(800,000)	—

Net cash used in investing activities	(1,499,189)	(266,144)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	319,000	—
Proceeds from unsecured promissory note payable	100,000	300,000
Proceeds from PPP/EIDL Loans	1,568,900	—
Repayment of proceeds investment agreement	(1,250,000)	(6,000,000)
Proceeds from issuance of common stock and warrants, net of issuance costs	12,829,241	—
Proceeds from secured convertible debentures	1,500,000	2,500,000
Secured convertible debenture issuance expense	(34,906)	(89,148)
Principal payments on related party note payable	(319,000)	—
Principal payment on unsecured notes payable	(400,000)	(123,457)
Principal payment on secured convertible debentures	(748,180)	—
Proceeds from issuance of common stock upon exercise of warrants	5,203,122	1,564,000
Proceeds from exercising stock options	7,800	—

Net cash (used in) provided by financing activities	18,775,977	(1,848,605)

Net increase (decrease) in cash and cash equivalents	4,002,073	(3,239,122)
Cash, cash equivalents, beginning of year	359,685	3,598,807

Cash, cash equivalents, end of year	$4,361,758	$359,685

Supplemental disclosures of cash flow information:
Cash payments for interest	$128,911	$30,937

Cash payments for income taxes	$4,776	$3,755

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$846	$522

Restricted common stock forfeitures	$37	$5

Impact of Adoption of ASC 842 - obtaining right of use asset for lease liability	$—	$500,751

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$741,947	$535,739

Issuance of common stock upon conversion of secured convertible notes	$2,924,740	$648,067

Issuance of common stock related to the issuance of secured convertible notes	$—	$118,749

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$—	$71,869

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc. and Shield Products, LLC collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. The Company’s products include, among others; in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has recently added two new lines of branded products: (1) the ThermoVu™ line, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line, which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercial customers beginning late in the second quarter of 2020. Both product lines are manufactured by third parties. In addition, the Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company accounts for its secured convertible debentures and proceeds investment agreement on a fair value basis.

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

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2020, the Company recognized revenue of $1.6 million related to its contract liabilities at January 1, 2020. Total contract liabilities consist of the following: Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2020	December 31, 2019
Contract liabilities, current	$1,647,469	$1,707,943
Contract liabilities, non-current	1,848,869	1,803,143

Total contract liabilities	$3,496,338	$3,511,086

Sales returns and allowances aggregated $26,069 and $134,825 for the years ended December 31, 2020 and 2019, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Revenues for the years ended December 31, 2020 and 2019 were derived from the following sources:

	Year ended December 31,
	2020	2019
DVM-800	$2,499,588	$3,756,544
ThermoVU	1,466,306	—
Shield disinfectants/sanitizers	176,918	—
Repair and service	1,331,071	1,505,849
FirstVu HD	1,383,822	1,264,457
DVM-250 Plus	339,008	1,133,557
Cloud service revenue	937,218	754,586
VuLink	170,415	140,392
EVO	931,889	287,012
Accessories and other revenues	1,278,633	1,598,967
	$10,514,868	$10,441,364

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2020. Finance leases would be included in furniture, fixtures and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers and its office and warehouse space at December 31, 2020 but no financing leases.

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

Shipping and Handling Costs:

Shipping and handling costs for outbound sales orders totaled $74,721 and $65,312 for the years ended December 31, 2020 and 2019, respectively. Such costs are included in general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $990,975 and $1,019,707 for the years ended December 31, 2020 and 2019, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2020 and 2019. There were no penalties in 2020 and 2019.

The Company is subject to taxation in the United States and various states. As of December 31, 2020, the Company’s tax returns filed for 2017, 2018, and 2019 and to be filed for 2020 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to Federal, state, or local examinations by tax authorities for years before 2017.

Research and Development Expenses:

The Company expenses all research and development costs as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2020 and 2019.

Common Stock Purchase Warrants:

The Company has common stock purchase warrants outstanding that are accounted for as equity based on their relative fair value and are not subject to re-measurement.

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

Segments of Business:

The Company has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the year ended December 31, 2020 and 2019, sales by geographic area were as follows:

	Year ended December 31,
	2020	2019
Sales by geographic area:
United States of America	$10,425,494	$10,251,259
Foreign	89,374	190,105
	$10,514,868	$10,441,364

Sales to customers outside of the United States are denominated in U.S. dollars. All Company assets are physically located within the United States.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

New Accounting Standards

In 2020, FASB issued ASU No. 2020-06 to simplify the accounting for convertible debt instruments as the current accounting guidance was determined to be unnecessarily complex and difficult to navigate. The ASU primarily does three things: (1) The ASU eliminates the beneficial conversion feature model and the cash conversion model. The elimination of these models will result in more convertible instruments (convertible debt instruments or convertible preferred stock instruments) being reported as a single liability instrument. The ASU also makes targeted improvements to the related disclosures, (2) The ASU eliminates certain settlement conditions that are required to qualify for derivative scope exception which will allow for less equity contracts to be accounted for as a derivative and (3) The ASU aligns the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method and requiring share settlement be included in the calculation when the contract includes an option of cash or share settlement. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020. Based on a preliminary analysis, the Company does not expect the adoption of this new accounting standard will have a significant impact on the Company’s financial position and results of operations.

In 2020, FASB issued ASU No. 2020-01 which represents a consensus of the Emerging Issues Task Force and it clarifies certain items related to ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU (1) clarifies that when an entity is either applying the equity method or upon discontinuing the equity method it should consider observable price changes in orderly transactions for the identical or a similar investment with the same issuer for valuing basis of the investment and (2) clarifies that when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU No. 2020-01 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. Based on a preliminary analysis, the Company does not expect the adoption of this new accounting standard will have a significant impact on the Company’s financial position and results of operations.

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

For financial liabilities measured using the fair value option in ASC 825, ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, issued in January 2016, requires entities to recognize the changes in fair value of liabilities caused by a change in instrument specific credit risk (own credit risk) in other comprehensive income. The ASU is effective for calendar-year public business entities beginning in 2018. For all other calendar-year entities, it is effective for annual periods beginning in 2019 and interim periods beginning in 2020. Entities can early adopt certain provisions of the new standard, including this provision related to financial liabilities measured under the fair value option. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period ending December 31, 2020.

ASU 2018-09, Codification improvements, clarifies the accounting for a debt extinguishment when the fair value option is elected. Upon extinguishment an entity shall include in net income the cumulative amount of the gain or loss previously recorded in other comprehensive income for the extinguished debt that resulted from changes in instrument-specific credit risk. The ASU is effective for calendar-year public business entities beginning in 2019. For all other calendar-year entities, it is effective for annual periods beginning in 2020 and interim periods beginning in 2021. Early adoption is permitted for any fiscal year or interim period for which an entity’s financial statements have not yet been issued or have not been made available to be issued. We have considered this guidance and its impact on this debt accounted for at fair value. Based on discussions with our valuation expert and knowledge of the Company there was no change in valuation caused by a change in the Company’s credit risk during the period ending December 31, 2020. Since there is no change accounted for as a change in Credit Risk (included in other comprehensive income/loss) there is no impact to the Company’s financial statements from this new guidance.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $123,224 as of December 31, 2020 and $123,224 as of December 31, 2019.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2020 and 2019, the uninsured balance amounted to $3,653,192 and $-0-, respectively. The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues and no customer receivable balance exceeded 10% of total accounts receivable for the years ended December 31, 2020 and 2019.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning balance	$123,224	$70,000
Provision for bad debts	—	60,000
Charge-offs to allowance, net of recoveries	—	(6,776)
Ending balance	$123,224	$123,224

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw material and component parts	$3,186,426	$4,481,611
Work-in-process	1,907	35,858
Finished goods	6,974,291	4,906,956
Subtotal	10,162,625	9,424,425
Reserve for excess and obsolete inventory	(1,960,351)	(4,144,013)
Total inventories	$8,202,274	$5,280,412

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $138,263 and $80,711 as of December 31, 2020 and 2019, respectively.

NOTE 5. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at December 31, 2020 and 2019:

	Estimated Useful Life	December 31, 2020	December 31, 2019
Building	30 years	$422,441	$—
Office furniture, fixtures and equipment	3-10 years	232,472	397,795
Warehouse and production equipment	3-5 years	96,415	210,700
Demonstration and tradeshow equipment	2-5 years	107,241	252,001
Leasehold improvements	2-5 years	289,865	163,170
Rental equipment	1-3 years	71,548	93,923
Total cost		1,219,983	1,117,591
Less: accumulated depreciation and amortization		(553,183)	(920,528)

Net furniture, fixtures and equipment		$666,800	$197,063

Depreciation and amortization of furniture, fixtures and equipment aggregated $62,048 and $254,491 for the years ended December 31, 2020 and 2019, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. The Company retired fixed assets during 2020 totaling $519,468, all of which were fully depreciated resulting in no gain or loss for the year ended December 31, 2020.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$104,099	$52,872	$51,227	$73,893	$41,785	$32,108
Patents and Trademarks	264,490	135,236	129,254	542,420	326,220	216,200

	368,589	188,108	180,481	616,313	368,005	248,308

Unamortized intangible assets:
Patents and trademarks pending	212,083	—	212,083	164,960	—	164,960

Total	$580,672	$188,108	$392,564	$781,273	$368,005	$413,268

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2020 and 2019 was $188,108 and $135,660, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2021	$89,478
2022	63,909
2023	1,950
2024	1,510
2025 and thereafter	23,634
$180,481

NOTE 7. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2020	December 31, 2019
Economic injury disaster loan (EIDL)	$150,000	$—
Payroll protection program loan (PPP)	10,000	—
2019 Secured convertible notes, at fair value	—	1,593,809
2018 Proceeds investment agreement, at fair value	—	6,500,000
Unsecured promissory note payable, less unamortized discount of $-0- and $66,061 at December 31, 2020 and 2019, respectively	—	233,939
Debt obligations	160,000	8,327,748
Less: current maturities of debt obligations	11,727	1,827,748
Debt obligations, long-term	$148,273	$6,500,000

Debt obligations mature as follows as of December 31, 2020:

December 31, 2020
2021	$6,218
2022	6,206
2023	3,166
2024	3,286
2025 and thereafter	141,124

Total	$160,000

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the PPP Loan of $1,418,900 under the SBA’s PPP Program under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement and total $79,850.57 per month thereafter. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company is in process of applying for forgiveness of the PPP Loan. On December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan, thus we recorded a gain on the extinguishment of debt in the amount of $1.4 million in the line item “Gain on Extinguishment of Debt” in our Consolidated Statements of Operations.

On May 12, 2020 the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by an unsecured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

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

During the year ended December 31, 2020, the holders of the 2020 Convertible Notes exercised their right to convert principal balances aggregating $1,665,666 into equity. In addition, on June 12, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. There remains no outstanding 2020 Convertible notes as of December 31, 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the year ended December 31, 2020:

Amount
Balance at December 31, 2019	$—
Issuance of 2020 convertible notes at fair value	778,859
Principal repaid during the period by issuance of common stock	(1,665,666)
Principal repaid during the period by payment of cash	(1,000)
Change in fair value of secured convertible note during the period	887,807

Balance at December 31, 2020	$—

Following is a range of certain estimates and assumptions utilized as of the April 17, 2020 issuance date to determine the fair value of secured convertible notes:

April 17, 2020
Assumptions
Volatility – range	90%
Risk-free rate	0.36%
Contractual term	1.0 years
Stock price	$0.92
Debt yield	132.2%

Under the fair value basis, legal, accounting, and miscellaneous costs directly related to the issuance of the secured convertible notes are charged to expense as incurred. A total of $34,906 and $-0- of such issuance costs were charged to operations during the years ended December 31, 2020 and 2019, respectively.

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

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the years ended December 31, 2020 and 2019:

Amount
Balance at December 31, 2018	—
Issuance of convertible notes on August 5, 2019, at fair value	1,845,512
Principal repaid during the period by issuance of common stock	(648,067)
Principal repaid during the period by payment of cash	(123,457)
Change in fair value of secured convertible note during the period	519,821

Balance at December 31, 2019	$1,593,809
Principal repaid during the period by issuance of common stock	(1,259,074)
Principal repaid during the period by payment of cash	(747,180)
Change in fair value of secured convertible note during the period	412,445

Balance at December 31, 2020	$—

Following is a range of certain estimates and assumptions utilized as of December 31, 2020 to determine the fair value of secured convertible notes:

December 31, 2019
Assumptions
Volatility – range	115%
Risk-free rate	1.60%
Contractual term	0.6 years
Calibrated stock price	$1.06
Debt yield	123.6%

Under the fair value basis, legal, accounting, and miscellaneous costs directly related to the issuance of the secured convertible notes are charged to expense as incurred. A total of $-0- and $89,148 of such issuance costs were charged to operations during the years ended December 31, 2020 and 2019, respectively.

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

December 31, 2019
Discount rate	3.0% - 16.6%
Expected term to patent asset proceeds payment	0.58 years - 4 years
Probability of success	5.9% - 38.5%
Estimated minimum return payable to BKI	$21 million
Negotiation discount	43.3%

During 2019, the Company settled its patent infringement litigation with WatchGuard whereby it received a lump-sum payment of $6.0 million as further described in Note 12. In accordance with the terms of the PIA, the Company remitted the $6.0 as a principal payment toward its minimum return payment obligations under the PIA. The Company recorded the receipt of the $6,000,000 settlement as Patent litigation settlement income in the accompanying consolidated statement of operations.

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

The parties abandoned the Purchase Transaction during the year ended December 31, 2020 and therefore, the contingent payment obligation automatically terminated as the specified Purchase Transaction was abandoned prior to its closing. Furthermore, the Company does not anticipate any future recoveries from Watchguard and its successors and assigns relative to WatchGuard’s use of U.S. Patent Nos. 8,781,292 and 9,253,452. As a result, the PIA obligation was extinguished upon the payment of the $1,250,000 required under the Termination Agreement.

The following represents activity in the PIA during the years ended December 31, 2020 and 2019:

Beginning balance as of January 1, 2019	$9,142,000
Repayment of obligation	(6,000,000)
Change in the fair value during the period	3,358,000
Ending balance as of December 31, 2019	$6,500,000

Beginning Balance as of January 1, 2020	$6,500,000
Repayment of obligation	(1,250,000)
Change in fair value during the period	(5,250,000)
Ending balance as of December 31, 2020	$-

Unsecured Promissory Note Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020. The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. When determining the fair value of these warrants, the assumptions utilized in the Black-Scholes model include the expected volatility of stock price of 86%, discount rate of 1.75%, and expected dividends of 0%. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount will be amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $66,061 and $5,808 of the discount amortized to interest expense during the years ended December 31, 2020 and 2019, respectively.

On January 17, 2020, the Company borrowed $100,000 under an unsecured note payable to a private, third-party lender. The promissory note bore interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of April 17, 2020. The Company granted the lender warrants exercisable to purchase a total of 35,750 shares of its common stock at an exercise price of $1.40 per share until January 17, 2025. When determining the fair value of these warrants, the assumptions utilized in the Black-Scholes model include the expected volatility of stock price of 86%, discount rate of 2%, and expected dividends of 0%. The Company allocated $20,806 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The note was repaid in full on March 12, 2020 and the discount was amortized to interest expense through the date of payment. The amortization of discount resulted in $20,806 of the discount amortized to interest expense during the year ended December 31, 2020.

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest were paid in full during the year ended December 31, 2020. Total interest accrued and paid on this note was $5,236.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$—	$—
Proceeds investment agreement	—	—	—	—
	$—	$—	$—	$—

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible debentures	$—	$—	$1,593,809	$1,593,809
Proceeds investment agreement	—	—	6,500,000	6,500,000
	$—	$—	$8,093,809	$8,093,809

The following table represents the change in Level 3 tier value measurements:

	2019	2020
	Secured	Secured	Proceeds
	Convertible	Convertible	Investment
	Notes	Notes	Agreement	Total

Balance, December 31, 2018	$—	$—	$9,142,000	$9,142,000

Principal payments made on debentures	—	—	(6,000,000)	(6,000,000)

New secured convertible debentures	1,845,512	—	—	1,845,512

Conversion of secured convertible debentures	(648,067)	—	—	(648,067)

Repayment of 2019 secured convertible notes	(123,457)	—	—	(123,457)

Change in fair value of secured convertible debentures and proceeds investment agreement	519,821	—	3,358,000	3,877,821

Balance, December 31, 2019	$1,593,809	$—	$6,500,000	$8,093,809

Issuance of secured convertible debt	—	778,859	—	778,859

Conversion of secured convertible debentures	(1,259,074)	(1,665,666)	—	(2,924,740)

Repayment of proceeds investment agreement	—	—	(1,250,000)	(1,250,000)

Repayment of secured convertible notes	(747,180)	(1,000)	—	(748,180)

Change in fair value of secured convertible debentures and proceeds investment agreement	412,445	887,807	(5,250,000)	(3,949,748)

Balance, December 31, 2020	$—	$—	$—	$—

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accrued warranty expense	$31,845	$17,838
Accrued litigation costs	250,000	295,000
Accrued sales commissions	38,294	28,480
Accrued payroll and related fringes	199,850	233,254
Accrued insurance	—	78,579
Accrued sales returns and allowances	26,069	18,258
Accrued sales taxes	53,627	50,136
Other	196,409	124,336
	$796,094	$845,881

Accrued warranty expense was comprised of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance	$17,838	$195,135
Provision for warranty expense	123,474	47,355
Charges applied to warranty reserve	(109,468)	(224,651)

Ending balance	$31,845	$17,838

NOTE 10. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2020 and 2019 to the Company’s effective tax rate is as follows:

	2020	2019
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	5.1%	5.1%
Stock based compensation	(1.9)%	(2.6)%
Change in valuation reserve on deferred tax assets	(32.6)%	(22.4)%
Forgiveness of Payroll Protection Plan loan	11.3%	—%
Other, net	(2.9)%	(1.1)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Stock-based compensation	$765,000	$605,000
Start-up costs	115,000	115,000
Inventory reserves	510,000	1,080,000
Uniform capitalization of inventory costs	85,000	85,000
Allowance for doubtful accounts receivable	35,000	90,000
Equipment depreciation	255,000	240,000
Deferred revenue	915,000	915,000
Debt and PIA obligations carried at fair value	—	1,045,000
Accrued expenses	120,000	110,000
Net operating loss carryforward	19,855,000	17,515,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	60,000	55,000

Total deferred tax assets	24,740,000	23,880,000
Valuation reserve	(24,595,000)	(23,740,000)

Total deferred tax assets	145,000	140,000
Domestic international sales company	(145,000)	(140,000)
Total deferred tax liabilities	(145,000)	(140,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $24,595,000 and $23,740,000 as of December 31, 2020 and 2019, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has incurred operating losses in 2020 and 2019 and it continues to be in a three-year cumulative loss position at December 31, 2020 and 2019. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $855,000 to continue to fully reserve its deferred tax assets at December 31, 2020. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At December 31, 2020, the Company had available approximately $76,070,000 of Federal net operating loss carryforwards available to offset future taxable income generated. Such tax net operating loss carryforwards expire between 2026 and 2040. In addition, the Company had research and development tax credit carryforwards totaling $1,795,000 available as of December 31, 2020, which expire between 2023 and 2037.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carryforwards are currently subject to an annual limitation of approximately $1,151,000, and may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carryforwards expire between 2023 and 2037, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carryforward period.

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

The effective tax rate for the years ended December 31, 2020 and 2019 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2020 primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2016 and all prior tax years.

NOTE 11. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2020 was seventy-one months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2020 was 34 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was approximately $349,079 for the year ended December 31, 2020.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2020:

Assets:
Operating lease right of use assets	$753,175

Liabilities:
Operating lease obligations-current portion	$113,484
Operating lease obligations-less current portion	$723,272
Total operating lease obligations	$836,756

The components of lease expense were as follows for the year ended December 31, 2020:

Selling, general and administrative expenses	$349,079

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021	$175,249
2022	184,145
2023	184,241
2024	171,642
Thereafter	333,705
Total undiscounted minimum future lease payments	1,048,982
Imputed interest	(212,226)
Total operating lease liability	$836,756

NOTE 12. COMMITMENTS AND CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the year ended December 31, 2020, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the year ended December 31, 2020, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this annual report on Form 10-K. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this annual report on Form 10-K and the financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

We currently believe revenue for the year ending December 31, 2021 may decline year over year due to the conditions noted. In April 2020, we implemented a COVID-19 mitigation plan designed to further reduce our operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions we initiated in the first quarter of 2020. Based on our current cash position, our projected cash flow from operations and our cost reduction and cost containment efforts to date, we believe that we will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the “ ‘452 Patent’ ”), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

WatchGuard

On May 27, 2016, the Company filed suit against WatchGuard, (Case No. 2:16-cv-02349-JTM-JPO) alleging patent infringement based on WatchGuard’s VISTA Wi-Fi and 4RE In-Car product lines.

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

General

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $110,491 and $108,688 for the years ended December 31, 2020 and 2019, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016 and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2020, the Company had advanced a total of $274,731 pursuant to this agreement which has been fully reserved for a net advance of $-0-. The minimum sales threshold was not met, and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018 the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018 by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. The Company had advanced a total of $53,332 pursuant to this agreement, until September of 2020 when the agreement was mutually terminated, thus as of December 31, 2020 the Company had advanced $-0- pursuant to this agreement.

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $1,462,270 and $2,112,090 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”).. The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 19,678 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2020 total 7,563. The 2006 Plan terminated during 2016 with 25,849 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2020 total 39,750. The 2007 Plan terminated during 2017 with 89,651 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2020 total 5,000. The 2008 Plan terminated during 2018 with 9,249 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2020 total 31,250.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on September 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The 2020 Plan authorizes us to issue 1,500,000 shares of Common Stock upon exercise of options and grant of restricted stock awards. A total of 438,341 options and restricted stock have been granted under the 2020 Plan to date. The 2020 Plan also authorizes us to grant (i) to the key employees’ incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 1,064,346 shares remained available for awards under the various Plans as of December 31, 2020.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2020 and 2019 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	434,012	$4.62
Granted	180,000	3.01
Exercised	—	—
Forfeited	(24,887)	(13.78)
Outstanding at December 31, 2019	589,125	$3.74
Exercisable at December 31, 2019	499,125	$3.87

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	589,125	$3.74
Granted	255,000	2.09
Exercised	(1,875)	4.16
Forfeited	(3,937)	(12.14)
Outstanding at December 31, 2020	838,313	$3.20
Exercisable at December 31, 2020	725,813	$3.37

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2020 and 2019 was $415,742 and $436,217, respectively.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the years ended December 31, 2020 and 2019:

	2020	2019
	Assumptions	Assumptions
Volatility – range	104%	107.6%
Risk-free rate	0.28%	2.23%
Contractual term	5.5 years	5.5 years
Exercise price	$2.09	$3.01

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the aggregate intrinsic value of options outstanding was approximately $86,150 and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $58,025 and $-0-, respectively.

As of December 31, 2020, the unrecognized portion of stock compensation expense on all existing stock options was $183,415 and will be recognized over the next five months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2020:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $3.49	725,313	8.2 years	612,813	7.9 years
$3.50 to $4.99	64,000	3.3 years	64,000	3.3 years
$5.00 to $6.49	—	— years	—	—years
$6.50 to $7.99	7,250	0.8 years	7,250	0.8 years
$8.00 to $9.99	2,500	0.4 years	2,500	0.4 years
$10.00 to $13.20	39,250	0.0 years	39,250	0.0 years

	838,313	7.3 years	725,813	7.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2020 and 2019 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2019	772,150	$3.40
Granted	522,110	2.91
Vested	(774,015)	(3.35)
Forfeited	(5,370)	(3.46)
Nonvested balance, December 31, 2019	514,875	$2.97

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2020	514,875	$2.97
Granted	846,591	1.02
Vested	(604,591)	(1.85)
Forfeited	(36,750)	(1.84)
Nonvested balance, December 31, 2020	720,125	$1.69

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2020, there were $130,072 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 12 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021	479,250
2022	240,875

NOTE 14. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 3,388,364 shares of common stock at $2.60 to $13.43 per share as of December 31, 2020. The warrants expire from January 22, 2021 through July 31, 2023 and allow for cashless exercise.

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2020 and 2019:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2019	4,693,145	$5.40
Granted	678,428	1.75
Exercised	(529,000)	(2.96)
Cancelled	(18,000)	(3.50)
Vested Balance, December 31, 2019	4,824,573	$5.15

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2020	4,824,573	$5.15
Granted	1,273,374	1.31
Exercised	(2,704,583)	(1.95)
Cancelled	(5,000)	(16.50)
Vested Balance, December 31, 2020	3,388,364	$6.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of December 31, 2020 and the weighted average remaining term is 15.8 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 31, 2020:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	2.6 years
$3.00	316,800	2.3 years
$3.36	733,333	1.9 years
$3.65	167,000	1.5 years
$3.75	25,753	1.6 years
$5.00	800,000	1.0 years
$13.43	879,766	0.1 years

	3,388,364	1.3 years

NOTE 15 - STOCKHOLDERS’ EQUITY

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

Underwritten Public Offering

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

The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of seven percent (7%) of the gross cash proceeds received by the Company from the sale of the common stock in the Offering. In addition, the Company agreed to pay the Underwriters (a) a non-accountable expense reimbursement of 1% of the gross proceeds received and (b) “road show” expenses, diligence fees and the fees and expenses of the Underwriters’ legal counsel not to exceed $50,000. The net proceeds to the Company from the Offering totaled $2,502,136, after deducting underwriting discounts and commissions and estimated expenses payable by the Company.

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

On July 1, 2020, the Company entered into a commission agreement with an individual who provides services for our Shield and ThermoVU product lines. Pursuant to such agreement, we issued a total of 10,000 shares of common stock valued at $30,700 based on the closing market price which has been expensed during the year ended December 31, 2020.

Shelf Registration Statement on Form S-3

On July 2, 2020, the SEC declared the Company’s shelf registration statement on Form S-3 (the “Shelf Registration Statement”) effective. The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our common stock, debt securities, debt securities convertible into common stock or other securities in any combination thereof, rights to purchase shares of common stock or other securities in any combination thereof, warrants to purchase shares of common stock or other securities in any combination thereof or units consisting of common stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company has utilized the shelf for its two recent offerings as described in “Note 18. SUBSEQUENT EVENTS”.

NOTE 16. RELATED PARTY TRANSACTIONS

American Rebel Holding, Inc. Secured Promissory Notes

On October 1, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (AREB) under a secured promissory note. The CEO, President and Chairman of AREB is the brother of the Company’s CEO, President and Chairman. Such note bears interest at 8% and is secured by all the tangible and intangible assets of the Company that are not currently secured by other indebtedness. The Company also received warrants to purchase 1,250,000 shares of AREB common stock at an exercise price of $0.10 per share with a five-year term. This note had an original maturity date of January 2, 2021; however, additional provisions within the note provided for an extension of the maturity date for fourteen months due to AREB’s failure to raise $300,000 in new debt or equity financing prior to the original maturity date. Upon this extension, the AREB was obligated to make equal monthly payments of principal and interest over the extended period of the note. The required monthly payments have not been made by AREB, therefore this note is currently in default status.

On October 21, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (AREB) under a second secured promissory note. Such note bears interest at 8% and is secured by inventory manufactured and revenue/accounts receivable derived from a specific purchase order. The Company also received warrants to purchase 1,250,000 shares of AREB common stock at an exercise price of $0.10 per share with a five-year term. This note has a maturity date of April 21, 2021, subject to full repayment upon AREB closing on debt or equity financings of at least $600,000, and the receipt of revenue from the sale of inventory sold under the specific purchase order serving as collateral. The required monthly payments have not been made by AREB, therefore this note is currently in default status. On March 1, 2021, the Company advanced an additional $117,600 to AREB on terms similar to the previously issued notes.

The parties have been negotiating the terms of a Forbearance Agreement regarding the following: (a) the secured promissory note dated October 1, 2020; (b) the secured promissory note dated October 21, 2020; and (c) an advance made by the Company on March 1, 2021. The parties are attempting to arrange for a series of payments that will liquidate the outstanding balances of the two delinquent notes and the advance by no later than June 30, 2021. Based on the terms being negotiated, if AREB timely and fully complies with all of its obligations under the Forbearance Agreement, the Company would agree that AREB’s obligations to the Company in connection with the defaults would be satisfied. However, there is no assurance that the parties will agree to the terms contained in the Forbearance Agreement, and whether AREB will be able to comply with such terms.

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest were paid in full in cash during the year ended December 31, 2020. Total interest accrued and paid on this note was $5,236.

NOTE 17. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Numerator for basic and diluted income per share – Net loss	$(2,625,881)	$(10,005,713)

Denominator for basic loss per share – weighted average shares outstanding	21,603,635	11,478,618
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	21,603,635	11,478,618

Net loss per share:
Basic	$(0.12)	$(0.87)
Diluted	$(0.12)	$(0.87)

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2020 and 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Note 18. SUBSEQUENT EVENTS

Underwritten public offering - On January 14, 2021, the Company consummated an underwritten public offering (the “Offering”) of (i) 2,800,000 shares of common stock (”Shares”), (ii) pre-funded warrants to purchase up to 7,200,000 of Common Stock (the “Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering (“Pre-Funded Warrants”); and (iii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock (the “Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The Offering was conducted pursuant to an underwriting agreement, dated January 12, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (the “Underwriters”), acted as the exclusive placement agent in connection with the Offering pursuant to a placement agency agreement. The common stock in the Offering was sold at a public offering price of $3.095 per share.

The common stock in the Offering was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-239419). The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of six percent (6%) of the gross cash proceeds received by the Company from the sale of the common shares in the Offering and certain expenses.

Under the underwriting agreement, the Company and its officers and directors executed lock-up agreements whereby, (a) the Company has agreed not to engage in the following for a period of 90 days from the date of the pricing of the Offering, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

Further, pursuant to the terms of the Purchase Agreement the Company has granted to the Investors, for a period of 12 months after the closing of the Offering, the right to participate in subsequent offerings by the Company of Common Stock and Common Stock equivalents in an amount up to 50% of the amount of each such subsequent offering, on the same terms, conditions and price provided for in such subsequent offering.

The Company received approximately $29,013,000 in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of March 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfillment and for general corporate purposes.

Underwritten public offering - On February 1, 2021, the Company consummated an underwritten public offering (the “Offering”) of (i) 3,250,000 shares of common stock (”Shares”), (ii) pre-funded warrants to purchase up to 11,050,000 of Common Stock (the “Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering (“Pre-Funded Warrants”); and (iii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 14,300,000 shares of Common Stock (the “Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The Offering was conducted pursuant to an underwriting agreement, dated January 28, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (the “Underwriters”), acted as the exclusive placement agent in connection with the Offering pursuant to a placement agency agreement. The common stock in the Offering was sold at a public offering price of $2.799 per share.

The common stock in the Offering was issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-239419). The underwriting agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters. The Underwriters received discounts and commissions of six percent (6%) of the gross cash proceeds received by the Company from the sale of the common shares in the Offering and certain expenses.

Under the underwriting agreement, the Company and its officers and directors executed lock-up agreements whereby, (a) the Company has agreed not to engage in the following for a period of 90 days from the date of the pricing of the Offering, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

Further, pursuant to the terms of the Purchase Agreement the Company has granted to the Investors, for a period of 12 months after the closing of the Offering, the right to participate in subsequent offerings by the Company of Common Stock and Common Stock equivalents in an amount up to 50% of the amount of each such subsequent offering, on the same terms, conditions and price provided for in such subsequent offering.

The Company received approximately $37,587,600 in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of March 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfillment and for general corporate purposes.

American Rebel Holding, Inc. Secured Promissory Notes - On October 1, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (AREB) under a secured promissory note and on October 21, 2020, the Company advanced an additional $250,000 to American Rebel Holdings, Inc. (AREB) under a second secured promissory note. Both notes are currently in default. On March 1, 2021, the Company advanced an additional $117,600 to AREB on terms similar to the previously issued notes. See “NOTE 16. RELATED PARTY TRANSACTIONS” for further information.

The parties have been negotiating the terms of a Forbearance Agreement regarding the following: (a) the secured promissory note dated October 1, 2020; (b) the secured promissory note dated October 21, 2020; and (c) an advance made by the Company on March 1, 2021. The parties are attempting to arrange for a series of payments that will liquidate the outstanding balances of the two delinquent notes and the advance by no later than June 30, 2021. Based on the terms being negotiated, if AREB timely and fully complies with all of its obligations under the Forbearance Agreement, the Company would agree that AREB’s obligations to the Company in connection with the defaults would be satisfied. However, there is no assurance that the parties will agree to the terms contained in the Forbearance Agreement, and whether AREB will be able to comply with such terms.

Purchase of Building - On February 24, 2021 the Company entered into a contract to purchase a 71,361 square foot building located in Lenexa Kansas which is intended to serve as the Company’s office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price is approximately $5.3 million and is expected to close on or around May 1, 2021.

*************************************

