Form 10-Q
period 2021-03-31
DIGITAL ALLY INC
filed 2021-05-17
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

(913) 814-7774

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value per share	DGLY	The Nasdaq Capital Market LLC

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2021
Common Stock, $0.001 par value per share	51,513,691

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$67,626,240	$4,361,758
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – March 31, 2021 and December 31, 2020	1,131,389	1,705,461
Other receivables	1,909,392	1,529,920
Inventories, net	8,889,916	8,202,274
Prepaid expenses	1,830,666	2,030,693

Total current assets	81,387,603	17,830,106

Furniture, fixtures and equipment, net	711,020	666,800
Intangible assets, net	392,196	392,564
Operating lease right of use assets, net	748,741	753,175
Other assets	1,342,173	1,154,882

Total assets	$84,581,733	$20,797,527

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$666,067	$1,144,676
Accrued expenses	865,724	796,094
Current portion of operating lease obligations	117,322	113,484
Contract liabilities-current	1,608,384	1,647,469
Subordinated notes payable – current portion	12,234	11,727
Warrant derivative liabilities	26,663,802	—
Income taxes payable	7,158	7,158

Total current liabilities	29,940,691	3,720,608

Long-term liabilities:
Subordinated notes payable – long term	147,766	148,273
Operating lease obligation, long term	703,983	723,272
Contract liabilities-long term	2,030,224	1,848,869

Total liabilities	32,822,664	6,441,022

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 51,577,209 shares issued – March 31, 2021 and 26,834,709 shares issued – December 31, 2020	51,577	26,835
Additional paid in capital	122,157,360	106,501,396
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(68,292,642)	(90,014,500)

Total stockholders’ equity	51,759,069	14,356,505

Total liabilities and stockholders’ equity	$84,581,733	$20,797,527

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenue:
Product	$1,912,577	$1,766,536
Service and other	623,252	659,209

Total revenue	2,535,829	2,425,745

Cost of revenue:
Product	1,561,310	989,247
Service and other	162,637	171,470

Total cost of revenue	1,723,947	1,160,717

Gross profit	811,882	1,265,028

Selling, general and administrative expenses:
Research and development expense	448,965	485,748
Selling, advertising and promotional expense	596,755	682,381
General and administrative expense	2,631,855	2,024,267

Total selling, general and administrative expenses	3,677,575	3,192,396

Operating loss	(2,865,693)	(1,927,368)

Other income (expense):
Interest income	41,686	6,263
Interest expense	(1,427)	(307,560)
Change in fair value of secured convertible notes	—	(412,445)
Change in fair value of proceeds investment agreement	—	307,000
Change in fair value of short-term investments	(4,964)	—
Change in fair value of warrant derivative liabilities	24,552,257	—

Total other income (expense)	24,587,551	(406,742)

Income (loss) before income tax benefit	21,721,858	(2,334,110)
Income tax benefit	—	—

Net income (loss)	$21,721,858	$(2,334,110)

Net income (loss) per share information:
Basic	$0.49	$(0.17)
Diluted	$0.49	$(0.17)

Weighted average shares outstanding:
Basic	44,766,135	13,888,438
Diluted	44,766,135	13,888,438

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	1,343,360
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806
Net loss	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	$16,068	$87,390,377	$(2,157,226)	$(89,722,729)	$(4,473,510)

Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	(49,398,510)
Net income	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	$51,577	$122,157,360	$(2,157,226)	$(68,292,642)	$51,759,069

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$21,721,858	$(2,334,110)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	55,422	72,941
Stock-based compensation	326,164	311,677
Change in fair value of warrant derivative liabilities	(24,552,257)	—
Provision for inventory obsolescence	427,907	285,130
Amortization of discount on unsecured promissory notes	—	86,867
Change in fair value of secured convertible notes	—	412,445
Change in fair value of proceeds investment agreement	—	(307,000)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	574,072	(467,469)
Accounts receivable – other	(379,472)	(44,033)
Inventories	(1,115,549)	(142,604)
Prepaid expenses	200,027	(39,722)
Operating lease right of use assets	4,434	28,010
Other assets	(187,291)	(12,752)
Increase (decrease) in:
Accounts payable	(478,608)	(34,915)
Accrued expenses	69,630	112,769
Operating lease obligations	(15,451)	(109,172)
Contract liabilities	142,270	137,486

Net cash used in operating activities	(3,206,844)	(2,044,452)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(77,011)	(1,666)
Additions to intangible assets	(22,263)	(28,997)

Net cash used in investing activities	(99,274)	(30,663)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	—	289,000
Proceeds from unsecured promissory note payable	—	100,000
Net proceeds from sale of common stock in registered direct offerings	13,346,600	2,502,136
Proceeds from issuance of common stock upon exercise of pre-funded warrants	53,224,000	—
Principal payment on subordinated notes payable	—	(100,000)
Principal payment on secured convertible notes	—	(747,180)

Net cash provided by financing activities	66,570,600	2,043,956

Net increase/(decrease) in cash and cash equivalents	63,264,482	(31,159)
Cash, cash equivalents, beginning of period	4,361,758	359,685

Cash, cash equivalents, end of period	$67,626,240	$328,526

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$119,835

Cash payments for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$450	$530

Restricted common stock forfeitures	$8	$23

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$51,216,058	$—

Issuance of common stock upon conversion of secured convertible notes	$—	$1,343,360

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$—	$20,806

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

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the quarter ended March 31, 2021, we observed decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during 2020 and the quarter ended March 31, 2021, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2021 and December 31, 2020, the uninsured balance amounted to $66,376,243 and $3,653,192, respectively.

Accounts Receivable:

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. One individual customer receivable balance exceeded 10% of total accounts receivable as of March 31, 2021 and December 31, 2020, which totaled $319,000 or 28% and $319,000 or 19% of total accounts receivable, respectively.

Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three months ended March 31, 2021 and 2020, sales by geographic area were as follows:

	Three Months Ended March 31,
	2021	2020
Sales by geographic area:
United States of America	$2,477,195	$2,371,687
Foreign	58,634	54,058
	$2,535,829	$2,425,745

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

In 2020, FASB issued ASU No. 2020-06 to simplify the accounting for convertible debt instruments as the current accounting guidance was determined to be unnecessarily complex and difficult to navigate. The ASU primarily does three things: (1) The ASU eliminates the beneficial conversion feature model and the cash conversion model. The elimination of these models will result in more convertible instruments (convertible debt instruments or convertible preferred stock instruments) being reported as a single liability instrument. The ASU also makes targeted improvements to the related disclosures, (2) The ASU eliminates certain settlement conditions that are required to qualify for derivative scope exception which will allow for less equity contracts to be accounted for as a derivative and (3) The ASU aligns the diluted EPS calculation for convertible instruments by requiring the use of the if-converted method and requiring share settlement be included in the calculation when the contract includes an option of cash or share settlement. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021 with early adoption permitted for fiscal years beginning after December 15, 2020. Management has not early-adopted this new standard and continues to evaluate the impact of adopting ASU 2020-06 will have on its consolidated financial statements.

In 2020, FASB issued ASU No. 2020-01 which represents a consensus of the Emerging Issues Task Force and it clarifies certain items related to ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU (1) clarifies that when an entity is either applying the equity method or upon discontinuing the equity method it should consider observable price changes in orderly transactions for the identical or a similar investment with the same issuer for valuing basis of the investment and (2) clarifies that when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU No. 2020-01 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted this update for the quarter ended March 31, 2021, with no material effect on the financials.

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

Warrant Derivative Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants to purchase shares of Common Stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of the warrants issued during the three months ended March 31, 2021 include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in the price of our common stock may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw material and component parts	$3,141,836	$3,186,426
Work-in-process	7,670	1,907
Finished goods	8,128,666	6,974,291

Subtotal	11,278,172	10,162,625
Reserve for excess and obsolete inventory	(2,388,256)	(1,960,351)

Total inventories	$8,889,916	$8,202,274

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $107,729 and $138,263 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2021	December 31, 2020
Economic injury disaster loan (EIDL)	$150,000	$150,000
Payroll protection program loan (PPP)	10,000	10,000
Debt obligations	160,000	160,000
Less: current maturities of debt obligations	12,234	11,727
Debt obligations, long-term	$147,766	$148,273

Debt obligations mature as follows as of March 31, 2021:

March 31, 2021
2021 (April 1, 2021 to December 31, 2021)	$7,602
2022	6,206
2023	3,166
2024	3,286
2025	3,412
2026 and thereafter	136,328

Total	$160,000

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) Loan of $1,418,900 (the “PPP Loan”) under the Small Business Administration’s (the “SBA”) PPP Program under the Coronavirus Aid, Relief, and Economic Security Act ( the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and total $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan, less the $10,000 EIDL advance received with the PPP Loan.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a secured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$26,663,802	$26,663,802
	$—	$—	$26,663,802	$26,663,802

December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	—	—	—	—
	$—	$—	$—	$—

The following table represents the change in Level 3 tier value measurements for the three months ended March 31, 2021:

Warrant Derivative
Liabilities

Balance, December 31, 2020	$—

Issuance of detachable warrants in the January 14, 2021 Offering	21,922,158

Issuance of detachable warrants in the February 1, 2021 Offering	27,476,352

Issuance of detachable pre-funded warrants in the January 14, 2021 Offering	378,615

Issuance of detachable pre-funded warrants in the February 1, 2021 Offering	1,438,934

Transition of derivative warrant liability to equity on pre-funded warrants	—

Change in fair value of warrant derivative liabilities	(24,552,257)

Balance, March 31, 2021	$26,663,802

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued warranty expense	$9,243	$31,845
Accrued litigation costs	250,000	250,000
Accrued sales commissions	41,292	38,294
Accrued payroll and related fringes	370,262	199,850
Accrued sales returns and allowances	22,891	26,069
Accrued sales taxes	52,737	53,627
Other	119,299	196,409

	$865,724	$796,094

Accrued warranty expense was comprised of the following for the three months ended March 31, 2021:

Beginning balance	$31,845
Provision for warranty expense	(6,800)
Charges applied to warranty reserve	(15,802)

Ending balance	$9,243

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2021 and 2020 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2021 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $76 million in net operating loss carryforwards to offset future taxable income as of March 31, 2021.

NOTE 7. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2021 was sixty-nine months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2021 was 31 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was $32,057 for the three months ended March 31, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2021:

Assets:
Operating lease right of use assets	$748,742

Liabilities:
Operating lease obligations-current portion	$117,322
Operating lease obligations-less current portion	$703,983
Total operating lease obligations	$821,305

The components of lease expense were as follows for the three months ended March 31, 2021:

Selling, general and administrative expenses	$32,057

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021 (April 1, 2021 to December 31, 2021)	$133,260
2022	184,145
2023	184,241
2024	171,642
2025 & beyond	333,705
Total undiscounted minimum future lease payments	1,006,993
Imputed interest	(185,688)
Total operating lease liability	$821,305

NOTE 8. CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During 2020 and the quarter ended March 31, 2021, we observed recent decreases in demand from certain customers, including primarily our law-enforcement and commercial customers.

Given the fact that our products are sold through a variety of distribution channels, we expect our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products from certain customers during the quarter ended March 31, 2021, we believe that it remains too early for us to know the exact impact COVID-19 will have on the long-term demand for our products. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken, and continue to take targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (the “U.S. District Court”) (Case No: 2:16-cv-02032) against Axon Enterprise, Inc. (“Axon”), alleging willful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

In December 2016 and January 2017, Axon filed two petitions for Inter Partes Review (“IPR”) against the ‘452 Patent. The United States Patent and Trademark Office (“USPTO”) rejected both of Axon’s petitions. Axon is now statutorily precluded from filing any more IPR petitions against the ‘452 Patent.

The District Court litigation was temporarily stayed following the filing of the petitions for IPR. However, on November 17, 2017, the U.S. District Court of Kansas rejected Axon’s request to maintain the stay. With this ruling, the parties then proceeded towards trial, after which the parties filed motions for summary judgement on January 31, 2019.

On June 17, 2019, the U.S. District Court granted Axon’s motion for summary judgment that Axon did not infringe on the Company’s patent and dismissed the case. The U.S. District Court’s ruling did not find that the ‘452 Patent was invalid. It also did not address any other issue, such as whether Digital’s requested damages were appropriate, and it did not impact the Company’s ability to file additional lawsuits to hold other competitors accountable for patent infringement. This ruling solely related to an interpretation of the Company’s claims as they relate to Axon and was unrelated to the supplemental briefing the Company filed on its damages claim. Those issues are separate and the U.S. District Court’s ruling on the motion for summary judgment had nothing to do with the Company’s damages request.

The Company filed an opening appeal brief on August 26, 2019 with the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”), appealing the U.S. District Court’s granting of Axon’s motion for summary judgment. Axon responded by filing a responsive brief on November 6, 2019 and we then filed a reply brief responding to Axon on November 27, 2019. The Court of Appeals scheduled oral arguments on our appeal of the U.S. District Court’s summary judgment ruling on April 6, 2020. This appeal was intended to address the Company’s position that the U.S. District Court incorrectly dismissed our claims against Axon. If the Court of Appeals overturns the ruling of the U.S. District Court, the case would have been remanded to the U.S District Court before a new judge. On March 12, 2020, the panel of judges for the Court of Appeals issued an order cancelling the oral arguments previously set for April 6, 2020, having determined that the appeal will be decided solely based on the parties’ briefs. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. On May 22, 2020, we filed a petition for panel rehearing requesting that we be granted a rehearing of our appeal of the U.S. District Court’s summary judgment ruling. Furthermore, we requested that we be given an opportunity to make our case through oral argument in front of the three-judge panel of the Court of Appeals, which was also denied. The Company has abandoned its right to any further appeals.

NOTE 9. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $326,164 and $311,677 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”).. The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 20,178 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2021 total 7,064. The 2006 Plan terminated during 2016 with 35,474 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2021 total 30,125. The 2007 Plan terminated during 2017 with 92,151 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2021 total 2,500. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2021.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 794,439 shares remained available for awards under the various Plans as of March 31, 2021.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the three months ended March 31, 2021:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	838,313	$3.20
Granted	—	—
Exercised	—	—
Forfeited	(43,875)	(12.34)
Outstanding at March 31, 2021	794,439	$2.69
Exercisable at March 31, 2021	738,189	$2.74

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the three months ended March 31, 2021 was $-0- as there were no grants during that period.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2021 and 2020.

The aggregate intrinsic value of options outstanding was $-0-, and the aggregate intrinsic value of options exercisable was $-0- at March 31, 2021 and December 31, 2020.

As of March 31, 2021, the unrecognized portion of stock compensation expense on all existing stock options was $91,707 and will be recognized over the next 3 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2021:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	415,000	8.6 years	358,750	8.5 years
$2.50 to $3.49	310,314	7.1 years	310,314	7.1 years
$3.50 to $4.49	45,750	3.9 years	45,750	3.9 years
$4.50 to $6.99	15,000	0.8 years	15,000	0.8 years
$7.00 to $9.52	8,375	0.4 years	8,375	0.4 years

	794,439	7.5 years	738,189	7.3 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	720,125	$1.69
Granted	450,000	2.76
Vested	(479,250)	(1.99)
Forfeited	(7,500)	(1.08)
Nonvested balance, March 31, 2021	683,375	$2.14

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2021, there were $991,517 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 21 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021 (April 1, 2021 through December 31, 2021)	—
2022	458,375
2023	225,000

NOTE 10. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 26,808,598 shares of common stock at $2.60 to $5.00 per share as of March 31, 2021. The warrants expire from December 30, 2021 through February 1, 2026 and under certain circumstances allow for cashless exercise.

On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 42,550,000 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company revalues the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to equity.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2021:

	Issuance date assumptions	March 31, 2021 assumptions
Volatility - range	106.6 – 166.6%	106.7%
Risk-free rate	0.08 - 0.49%	0.92%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.8 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the three months ended March 31, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the three months ended March 31, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2021:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2021	3,388,364	$6.24
Granted	42,550,000	3.11
Exercised	(18,250,000)	2.92
Forfeited/cancelled	(879,766)	13.43
Vested Balance, March 31, 2021	26,808,598	$3.29

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2021 and the weighted average remaining term is 54.2 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of March 31, 2021:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	2.3 years
$3.00	316,800	2.0 years
$3.25	24,300,000	4.8 years
$3.36	733,333	1.7 years
$3.65	167,000	1.3 years
$3.75	25,753	1.4 years
$5.00	800,000	0.8 years

	26,808,598	4.5 years

NOTE 11. STOCKHOLDERS’ EQUITY

Registered Direct Offerings

On January 14, 2021, the Company consummated a registered direct offering (the “Offering”) of (i) 2,800,000 shares of common stock (“Shares”), (ii) pre-funded warrants to purchase up to 7,200,000 shares of Common Stock (the “Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering (“Pre-Funded Warrants”); and (iii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock (the “Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The Offering was conducted pursuant to a placement agency agreement, dated January 12, 2021, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc., who acted as the exclusive placement agent in connection with the Offering pursuant to a placement agency agreement. The Shares and accompanying Warrants in the Offering were sold at a combined offering price of $3.095 per Share and accompanying Warrant and the Pre-Funded Warrants and accompanying Warrants in the Offering were sold at a combined offering price of $3.085 per Pre-Funded Warrant and accompanying Warrant.

The securities in the Offering were issued pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-239419). The placement agency agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the placement agent. The placement agent received discounts and commissions of six percent (6%) of the gross cash proceeds received by the Company from the sale of the securities sold in the Offering and certain expenses.

Under the placement agency agreement, the Company and its officers and directors executed lock-up agreements whereby, subject to certain expectations, (a) the Company has agreed not to engage in the following for a period of 90 days from the date of the pricing of the Offering, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

Further, pursuant to the terms of the Securities Purchase Agreement the Company has granted to the Investors, for a period of 12 months after the closing of the Offering, the right to participate in subsequent offerings by the Company of Common Stock and Common Stock equivalents in an amount up to 50% of the amount of each such subsequent offering, on the same terms, conditions and price provided for in such subsequent offering.

The Company received approximately $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of March 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfillment and for general corporate purposes.

The Company received net proceeds from this offering as follows:

Description	Amount
Net proceeds received:
Proceeds from the sale of 2,800,000 shares of Common Stock at $3.095 per share	$8,666,000
Proceeds from the sale of pre-funded warrants to purchase 7,200,000 shares of Common Stock at $3.085 per share	22,212,000
Less: Placement agent fees and other expenses of the offering	(1,937,000)

Net proceeds of the offering	$28,941,000

In conjunction with this Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 7,200,000 shares Common Stock at $3.095 per share ($3.085 prefunded at closing) and Common Stock purchase warrants to purchase up to 10,000,000 shares of Common Stock at $3.25 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 4 and 10) :

Description	Amount

Warrant derivative liabilities	$21,922,158
Pre-funded warrant derivative liabilities	378,615
Total allocation of the net proceeds of the offering to warrant derivative liabilities	$22,300,773

Registered Direct Offering

On February 1, 2021, the Company consummated an registered direct offering (the “Second Offering”) of (i) 3,250,000 shares of common stock (“Shares”), (ii) pre-funded warrants to purchase up to 11,050,000 shares of Common Stock (the “Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering (“Pre-Funded Warrants”); and (iii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 14,300,000 shares of Common Stock (the “Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The Second Offering was conducted pursuant to a placement agency agreement, dated January 28, 2021, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc., who acted as the exclusive placement agent in connection with the Second Offering pursuant to a placement agency agreement. The Shares and accompanying Warrants in the Second Offering were sold at a combined offering price of $2.80 per Share and accompanying Warrant and the Pre-Funded Warrants and accompanying Warrants in the Offering were sold at a combined offering price of $2.79 per Pre-Funded Warrant and accompanying Warrant.

The securities in the Second Offering were issued pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-239419). The placement agency agreement contained customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the placement agent. The placement agent received discounts and commissions of six percent (6%) of the gross cash proceeds received by the Company from the sale of the securities sold in the Second Offering and certain expenses.

Under the placement agency agreement, the Company and its officers and directors executed lock-up agreements whereby, subject to certain exceptions, (a) the Company has agreed not to engage in the following for a period of 90 days from the date of the pricing of the Offering, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

Further, pursuant to the terms of the Securities Purchase Agreement the Company has granted to the Investors, for a period of 12 months after the closing of the Second Offering, the right to participate in subsequent offerings by the Company of Common Stock and Common Stock equivalents in an amount up to 50% of the amount of each such subsequent offering, on the same terms, conditions and price provided for in such subsequent offering.

The Company received approximately $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) in net proceeds from the Second Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of March 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Second Offering for working capital, product development, order fulfillment and for general corporate purposes.

The Company received net proceeds from this offering as follows:

Description	Amount
Net proceeds received:
Proceeds from the sale of 3,250,000 shares of Common Stock at $2.80 per share	$9,100,000
Proceeds from the sale of pre-funded warrants to purchase 11,050,000 shares of Common Stock at $2.79 per share	30,829,500
Less: Placement agent fees and other expenses of the offering	(2,482,400)

Net proceeds of the offering	$37,447,100

In conjunction with this Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 11,050,000 Shares Common Stock at $2.80 per share ($2.79 prefunded at closing) and Common Stock purchase warrants to purchase up to 14,300,000 shares of Common Stock at $3.25 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 4 and 10):

Description	Amount

Warrant derivative liabilities	$27,476,352
Pre-funded warrant derivative liabilities	1,438,934
Total allocation of the net proceeds of the offering to warrant derivative liabilities	$28,915,286

2021 Issuance of Restricted Common Stock.

On January 7, 2021, the board of directors approved the grant of 450,000 shares of common stock to officers of the Company. Such shares will generally vest one-half on January 7, 2022 and one half on January 7, 2023, provided that each grantee remains an officer or employee on such dates.

NOTE 12. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Numerator for basic and diluted income (loss) per share – Net income (loss)	$21,721,858	$(2,334,110)

Denominator for basic income (loss) per share – weighted average shares outstanding	44,766,135	13,888,438
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	44,766,135	13,888,438

Net income (loss) per share:
Basic	$0.49	$(0.17)
Diluted	$0.49	$(0.17)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 13. RELATED PARTY TRANSACTIONS

American Rebel Holding, Inc. Secured Promissory Notes

On October 1, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (AREB) under a secured promissory note. The CEO, President and Chairman of AREB is the brother of the Company’s CEO, President and Chairman. Such note bears interest at 8% and is secured by all the tangible and intangible assets of the Company that are not currently secured by other indebtedness. The Company also received warrants to purchase 1,250,000 shares of AREB common stock at an exercise price of $0.10 per share with a five-year term. This note had an original maturity date of January 2, 2021; however, additional provisions within the note provided for an extension of the maturity date for fourteen months due to AREB’s failure to raise $300,000 in new debt or equity financing prior to the original maturity date. Upon this extension, the AREB was obligated to make equal monthly payments of principal and interest over the extended period of the note. The required monthly payments have not been made by AREB, therefore this note was in default status as of March 31, 2021.

On October 21, 2020, the Company advanced $250,000 to AREB under a second secured promissory note. Such note bears interest at 8% and is secured by inventory manufactured and revenue/accounts receivable derived from a specific purchase order. The Company also received warrants to purchase 1,250,000 shares of AREB common stock at an exercise price of $0.10 per share with a five-year term. This note has a maturity date of April 21, 2021, subject to full repayment upon AREB closing on debt or equity financings of at least $600,000, and the receipt of revenue from the sale of inventory sold under the specific purchase order serving as collateral. The required monthly payments have not been made by AREB, therefore this note was in default status as of March 31, 2021. On March 1, 2021, the Company advanced an additional $117,600 to AREB on terms similar to the previously issued notes.

On April 21, 2021, the parties agreed to the terms of a Debt Settlement Agreement and Mutual Release regarding the following: (a) the secured promissory note dated October 1, 2020; (b) the secured promissory note dated October 21, 2020; and (c) an advance made by the Company on March 1, 2021. The parties arranged for a lump sum payment aggregating $639,956 to liquidate all outstanding debt including accrued interest for the two delinquent notes and the advance which lump-sum payment was made on April 21, 2021. See Note 14.

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest were paid in full in cash during June 2020. Total interest accrued and paid on this note was $5,236.

NOTE 14. SUBSEQUENT EVENTS

American Rebel Holding, Inc. Secured Promissory Notes - On October 1, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (AREB) under a secured promissory note and on October 21, 2020, the Company advanced an additional $250,000 to AREB under a second secured promissory note. Both notes are currently in default. On March 1, 2021, the Company advanced an additional $117,600 to AREB on terms similar to the previously issued notes.

On April 21, 2021, the parties agreed to the terms of a Debt Settlement Agreement and Mutual Release regarding the following: (a) the secured promissory note dated October 1, 2020; (b) the secured promissory note dated October 21, 2020; and (c) an advance made by the Company on March 1, 2021. The parties arranged for a lump sum payment aggregating $639,956 to liquidate all outstanding debt including accrued interest for the two delinquent notes and the advance which lump-sum payment was made on April 21, 2021.

Purchase of Building - On April 30, 2021 the Company closed on the purchase and sale agreement to acquire a 71,361 square foot commercial office building located in Lenexa, Kansas which is intended to serve the Company’s future office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

*************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q (the “Report”) of Digital Ally, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during fiscal 2020 and 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the Shield™ disinfectant/sanitizers products and ThermoVU™ temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (26) the sale of substantial amounts of our common stock, par value $0.001 per share (the “Common Stock”), that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (27) the possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our Common Stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (31) the likely high volatility of our stock price due to a number of factors, including a relatively limited public float; (32) whether such technology will have a significant impact on our revenues in the long-term; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the DVM-800 and DVM-800 Lite, which are in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, which are body-worn cameras; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are our cloud-based evidence management systems. We introduced the EVO-HD product in the second quarter of 2019 and began full-scale deliveries in the third quarter 2019, which continued through 2020 and into 2021. The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings. Additionally, we introduced two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020.

We experienced operating losses for the first quarter 2021 and all quarters during 2020. The following is a summary of our recent operating results on a quarterly basis:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$2,535,829	$2,798,291	$3,558,640	$1,732,192	$2,425,745
Gross profit	811,882	1,182,160	1,222,648	392,758	1,265,028
Gross profit margin %	32.0%	43.0%	34.1%	22.7%	52.2%
Total selling, general and administrative expenses	3,677,575	2,931,334	3,066,606	2,535,912	3,192,396
Operating income (loss)	(2,865,693)	(1,749,174)	(1,843,958)	(2,143,154)	(1,927,368)
Operating income (loss) %	(113.0)%	(63.2)%	(51.4)%	(123.7)%	(79.5)%
Net income (loss)	$21,721,858	$(321,318)	$527,442	$(497,894)	$(2,334,110)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released EVO HD, the ThermoVU™ and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements; (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (6) most recently, the impact of COVID-19 on the economy and our business. We reported a net income of $21,721,858 on revenues of $2,535,829 for the first quarter of 2021. The income recognized this quarter, and in the third quarter 2020 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, and litigation expenses relating to patent infringement claims.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses other than the following:

As of March 31, 2021 we have an obligation pursuant to a purchase and sale agreement (“PSA”) to purchase a building. On April 30, 2021 the Company closed on the PSA to acquire a 71,361 square foot commercial office building located in Lenexa, Kansas which is intended to serve the Company’s future office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 7, “Operating Leases,” to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended March 31, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended March 31, 2021 and 2020, represented as a percentage of total revenues for each such quarter:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	68%	48%

Gross profit	32%	52%
Selling, general and administrative expenses:
Research and development expense	18%	20%
Selling, advertising and promotional expense	24%	28%
General and administrative expense	104%	83%

Total selling, general and administrative expenses	145%	132%

Operating loss	(113)%	(80)%

Change in fair value of proceeds investment agreement	—%	(13)%
Change in fair value of secured convertible notes	—%	(17)%
Change in fair value of derivative liabilities	968%
Other income and interest expense, net	2%	12%

Income (loss) before income tax benefit	857%	(96)%
Income tax (provision)	—%	—%

Net income/(loss)	857%	(96)%

Net income/(loss) per share information:
Basic	$0.49	$(0.17)
Diluted	$0.49	$(0.17)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on our revenues in the first quarter 2021 and we expect it to adversely affect our revenues during the remainder of 2021. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new Shield disinfectant/sanitizer and ThermoVU product lines.

Revenues for the first quarter of 2021 and 2020 were derived from the following sources:

	Three months ended March 31,
	2021	2020
DVM-800 and DVM 800HD	29%	35%
ThermoVuTM	5%	—%
ShieldTM disinfectants/sanitizers	1%	—%
FirstVu HD	13%	14%
DVM-250 Plus	4%	4%
Cloud service revenue	10%	9%
Extended warranty revenue	10%	—%
VuLink	1%	3%
EVO	12%	8%
Repair and service	4%	18%
Accessories and other revenues	11%	9%
	100%	100%

Product revenues for the three months ended March 31, 2021 and 2020 were $1,912,577 and $1,766,536 respectively, an increase of $146,041 (8%), due to the following factors:

●

The Company generated revenues totaling over $141,309 during the three months ended March 31, 2021, compared to $-0- for the same period in 2020 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●

The COVID-19 pandemic has continued to delay the shipment of law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement slightly increased in the first quarter of 2021 compared to the same period in 2020 despite the impact of the COVID-19 pandemic.

The COVID-19 pandemic impacted the shipment of commercial orders in the first quarter of 2021 as cruise lines, taxi cabs, paratransit and other commercial customers dealt with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers slightly increased in the first quarter of 2021 compared to the same period in 2020 despite the impact of the COVID-19 pandemic.

●	Management has been focusing on migrating customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in hardware sales as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program continues to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues for the three months ended March 31, 2021 and 2020 were $623,252 and $659,209, respectively, a decrease of $35,957 (5%), due to the following factors:

●	Cloud revenues were $241,653 and $227,124 for the three months ended March 31, 2021 and 2020, respectively, an increase of $14,529 (6%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs affected our commercial customers usage of cloud services and lessened the increases in cloud revenues.

●	Revenues from extended warranty services were $254,692 and $333,368 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $78,676 (24%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the affects from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales of 13% in the three months ended March 31, 2021 compared to the same period in 2020.

●	Installation service revenues were $89,502 and $36,656 for the three months ended March 31, 2021 and 2020, respectively, an increase of $52,845 (144%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The increase in installation revenues in the three months ended March 31, 2021 compared to the same period 2020 was attributable to the easing of travel restrictions related to the COVID-19 pandemic, which allowed our technicians to complete on-site installations in the first quarter of 2021. The Company was able to work through backlog for installations that had increased with the travel restrictions in place during most of 2020.

●	Software revenue, non-warranty repair and other revenues were $37,405 and $62,061 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $24,656 (40%). Software revenues were $3,022 in the three months ended March 31, 2021 compared to $17,855 in the same period in 2020 and non-warranty repairs were $10,840 in the three months ended March 31, 2021 compared to $18,585 in the same period in 2020. Situational security event fees were $16,200 in the three months ended March 31, 2021 compared to $21,600 in the same period in 2020, along with minor declines in other revenue items.

Total revenues for the three months ended March 31, 2021 and 2020 were $2,535,829 and $2,425,745, respectively, an increase of $110,084 (5%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended March 31, 2021 and 2020 was $1,561,310 and $989,247, respectively, an increase of $572,063 (58%). The increase in cost of goods sold for products is primarily due to a significant increase in inbound freight for the three months ended March 31, 2021 compared to the same period in 2020, as the Company received several large shipments from oversees during the quarter due to our expanded product line. Furthermore, the Company increased its inventory reserve in the first quarter of 2021, thus increasing cost of sales for the quarter. Additionally, RMA returns as a percentage of product revenues was 15% for the three months ended March 31, 2021 compared to 39% for the three months ended March 31, 2020.

Cost of service and other revenues for the three months ended March 31, 2021 and 2020 was $162,637 and $171,470, respectively, a decrease of $8,833 (5%). The decrease in service and other cost of goods sold is primarily due to the 7% decrease in service and other revenues for the three months ended March 31, 2021.

Total cost of sales as a percentage of revenues was 68% for the three months ended March 31, 2021 compared to 48% for the three months ended March 31, 2020. We believe our gross margins will improve during the remainder of 2021 if we can increase revenues (in particular service and other revenues) and continue to reduce product warranty issues.

We had $2,388,257 and $1,960,351 in reserves for obsolete and excess inventories at March 31, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,141,836 and $3,186,426 at March 31, 2021 and December 31, 2020, respectively, a decrease of $44,590 (1%). Finished goods balances were $8,128,666 and $6,974,291 at March 31, 2021 and December 31, 2020, respectively, an increase of $1,154,375 (17%). The increase in the inventory reserve is primarily due to the aging of older version inventory component parts that were mostly or fully reserved during the three months ended March 31, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2021.

Gross Profit

Gross profit for the three months ended March 31, 2021 and 2020 was $811,882 and $1,265,028, respectively, a decrease of $453,146 (36%). The decrease is largely due to the increased inbound freight costs and increased inventory levels during the three months ended March 31, 2021 compared to the same period in 2020. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,677,575 and $3,192,396 for the three months ended March 31, 2021 and 2020, respectively, an increase of $485,179 (15%). The increase was fueled by an increase in travel expenses as COVID-19 restriction begin to ease, as well as an increase in insurance expenses for the quarter ended March 31, 2021. The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2021	2020
Research and development expense	$448,965	$485,748
Selling, advertising and promotional expense	596,755	682,381
Professional fees and expense	232,577	339,592
Executive, sales, and administrative staff payroll	684,159	720,778
Other	1,715,119	963,897

Total	$3,677,575	$3,192,396

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $448,965 and $485,748 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $36,783 (8%). Most of our engineers are dedicated to research and development activities for new products, primarily the ThermoVuTM, ShieldTM, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $596,755 and $682,381 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $85,626 (13%). Salesman salaries and commissions represent the primary components of these costs and were $399,552 and $577,950 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $178,398 (31%). The effective commission rate was 15.8% for the three months ended March 31, 2021, compared to 23.8% for the three months ended March 31, 2020. We reduced the number of salesmen in our law enforcement and commercial channels compared to the first quarter of 2020, which reduced such expenses for the first quarter of 2021.

Promotional and advertising expenses totaled $197,203 during the three months ended March 31, 2021, compared to $104,431 during the three months ended March 31, 2020, an increase of $92,772 (89%). The increase is primarily attributable to the NASCAR and IndyCar seasons resuming in the first quarter of 2021, as they were conversely suspended late in the first quarter of 2020. Additionally, trade shows are beginning to take place in the first quarter of 2021, compared to the first quarter of 2020, when they were suspended as a result of the COVID-19 pandemic.

Professional fees and expense. Professional fees and expenses totaled $232,577 and $339,592 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $107,015 (32%). The decrease in professional fees is primarily attributable to the termination of the Axon Enterprises, Inc. (“Axon”) lawsuit in 2020. We appealed the ruling against us by the U.S. District Court for the District of Kansas (the “U.S. District Court”) in such lawsuit and on April 22, 2020, a three-judge panel of the United States Court of Appeals for the Tenth Circuit (the “Court of Appeals”) denied our appeal and affirmed the U.S. District Court’s previous decision to grant Axon summary judgment. The Company filed a motion requesting a rehearing in front of the Court of Appeals which motion was also denied on June 9, 2020. The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. Our spending on legal fees on the Axon case had slowed during 2020, and the Company has decided not to appeal the decisions to the United States Supreme Court and to abandon the lawsuit against Axon, which reduced the amount of legal expenses for the three months ended March 31, 2021 as compared to the same period in 2020.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $684,159 and $720,778 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $36,619 (5%). The primary reason for the decrease in executive, sales and administrative staff payroll was a reduction in technical support staffing in response to the COVID-19 pandemic after the first quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians. The Company expects additions to resume as these events and venues begin to resume throughout the country.

Other. Other selling, general and administrative expenses totaled $1,715,119 and $963,897 for the three months ended March 31, 2021 and 2020, respectively, an increase of $751,222 (78%). The increase in other expenses in the three months ended March 31, 2021 compared to the same period in 2020 is primarily attributable to an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address exposure to the Covid-19 pandemic.

Operating Loss

For the reasons stated above, our operating loss was $2,865,693 and $1,927,368 for the three months ended March 31, 2021 and 2020, respectively, an increase of $938,325 (49%). Operating loss as a percentage of revenues worsened to 113% in the three months ended March 31, 2021 from 80% in the same period in 2020.

Interest Income

Interest income increased to $41,686 for the three months ended March 31, 2021, from $6,263 in the same period of 2020, which reflected our increase in cash and cash equivalent levels in the first quarter of 2021 compared to the first quarter of 2020. The Company completed two registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the first quarter of 2020 Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $1,427 and $307,560 during the three months ended March 31, 2021 and 2020, respectively. The decrease was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the three months ended March 31, 2021 as compared to the same period in 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. The EIDL loans represent the Company’s only interest-bearing debt outstanding as of March 31, 2021.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from their issuance date to March 31, 2021 totaled $24,552,257 which was recognized as a gain in the first quarter of 2021. The Company determined the fair value of such warrants as of their issuance date, and as of March 31, 2021, to be $51,216,058 and $26,663,802, respectively.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of $21,721,858 and ($2,334,110) for the three months ended March 31, 2021 and 2020, respectively, an improvement of $24,055,968 (1,031%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended March 31, 2021 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2021. We had approximately $76,070,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of March 31, 2021 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported net income/(loss) of $21,721,858 and ($2,334,110) for the three months ended March 31, 2021 and 2020, respectively, an improvement of $24,055,968 (1,031%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was $0.49 and ($0.17) for the three months ended March 31, 2021 and 2020, respectively. Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of Common Stock, pre-funded warrants and warrants during the three months ended March 3, 2021. Furthermore, the Company’s only remaining interest-bearing debt at March 31, 2021 is $160,000 remaining due on the promissory notes under the SBA’s PPP and EIDL programs. The net proceeds of the registered direct offerings are sufficient to fund our operations during the remainder of 2021 and management believes that it now has adequate liquidity for the foreseeable future from the recently completed registered direct offerings in 2021. Such offerings were completed through utilization of the Company’s shelf-registration statement on Form S-3 (File No. 333-239419), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC) on June 25, 2020 and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

Shelf Registration Statement on Form S-3 - The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our shares of Common Stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company utilized the Shelf Registration Statement for two recent offerings of its securities, as more fully described in Note 11 of the notes to the Company’s condensed consolidated financial statements, “Stockholders’ Equity”, raising approximately $66.4 million in net proceeds during the three months ended March 31, 2021.

Management believes that it has adequate funding to support its business operations for the foreseeable future as a result of the funds raised through these Offerings.

Cash, cash equivalents: As of March 31, 2021, we had cash and cash equivalents with an aggregate balance of $67,626,240, an increase from a balance of $4,361,758 at December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $63,264,482 net increase in cash during the three months ended March 31, 2021:

●	Operating activities:	$3,206,844 of net cash used in operating activities. Net cash used in operating activities was $3,206,844 and $2,044,452 for the three months ended March 31, 2021 and 2020, respectively, an increase of $1,162,392. The increase was primarily the result of increased inventory levels and the net payment of accounts payables during the three months ended March 31, 2021 compared to the same period of 2020.

●	Investing activities:	$99,274 of net cash used in investing activities. Cash used in investing activities was $99,274 and $30,663 for the three months ended March 31, 2021 and 2020 respectively. In each of the three months ended March 31, 2021 and 2020, we incurred costs for tooling of new products, an integrated display system and for patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$66,570,600 of net cash provided by financing activities. Cash provided by financing activities was $66,570,600 and $2,043,956 for the three months ended March 31, 2021 and 2020, respectively. During January 2021, we received net proceeds of $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering. In addition, during February 2021, we received net proceeds of $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering.

The net result of these activities was an increase in cash of $63,264,482 to $67,626,240 for the three months ended March 31, 2021.

Commitments:

We had $67,626,240 of cash and cash equivalents and net positive working capital $51,446,912 as of March 31, 2021. Accounts receivable balances represented $3,040,781 of our net working capital at March 31, 2021. We believe we be able to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2021, which would provide positive cash flow to support our operations during 2021. Inventory represents $8,889,916 of our net working capital at March 31, 2021, and finished goods represented $8,128,666 of total inventory at March 31, 2021. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2021 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2021.

Capital Expenditures. On February 24, 2021 the Company entered into a contract to purchase a 71,361 square foot building located in Lenexa Kansas which is intended to serve as the Company’s office and warehouse needs. The building contains approximately 30,000 square foot of office space and the remainder warehouse space. The total purchase price is approximately $5.3 million and the Company closed on this purchase on April 30, 2021.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2021 was sixty-nine months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2021 was 31 months.

Lease expense related to the office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the two operating leases was approximately $32,057 for the three months ended March 31, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2021:

Assets:
Operating lease right of use assets	$748,742

Liabilities:
Operating lease obligations-current portion	$117,322
Operating lease obligations-less current portion	$703,983
Total operating lease obligations	$821,305

The components of lease expense were as follows for the three months ended March 31, 2021:

Selling, general and administrative expenses	$32,057

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021(April 1, 2021 to December 31, 2021)	$133,260
2022	184,145
2023	184,241
2024	171,642
2025 & beyond	333,705
Total undiscounted minimum future lease payments	1,006,993
Imputed interest	(185,688)
Total operating lease liability	$821,305

Debt obligations – Outstanding debt obligations comprises the following:

March 31, 2021
Economic injury disaster loan (EIDL)	$150,000
Payroll protection program loan (PPP)	10,000
Debt obligations	$160,000

Debt obligations mature as follows as of March 31, 2021:

March 31, 2021
2021 (April 1, 2021 to December 31, 2021)	$7,602
2022	6,206
2023	3,166
2024	3,286
2025	3,412
2026 and thereafter	136,328

Total	$160,000

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and totaled $79,850 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan, less the $10,000 EIDL advance received with the PPP Loan.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a secured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $238.9 million since we commenced deliveries during 2006. As of March 31, 2021, and December 31, 2020, we had provided a reserve for doubtful accounts of $123,224 and $123,224, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of March 31, 2021. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
Raw material and component parts	$3,141,836	$3,186,426
Work-in-process	7,670	1,907
Finished goods	8,128,666	6,974,291

Subtotal	11,278,172	10,162,625
Reserve for excess and obsolete inventory	(2,388,256)	(1,960,351)

Total inventories	$8,889,916	$8,202,274

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 21.2% of the gross inventory balance at March 31, 2021, compared to 19.3% of the gross inventory balance at December 31, 2020. We had $2,388,256 and $1,960,351 in reserves for obsolete and excess inventories at March 31, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,141,836 and $3,186,426 at March 31, 2021 and December 31, 2020, respectively, a decrease of $44,590 (1%). Finished goods balances were $8,128,666 and $6,974,291 at March 31, 2021 and December 31, 2020, respectively, an increase of $1,154,375 (17%). The increase in finished goods was primarily attributable to accumulating inventory for the new and expending Shield and ThermoVU product lines. The slight increase in the inventory reserve is primarily due to older version legacy products continuing to receive growing reserves as they age during 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at March 31, 2021.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $9,243 as of March 31, 2021 compared to $31,845 as of December 31, 2020 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Warrant derivative liabilities. On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 42,550,000 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company revalues the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to equity.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2021:

	Issuance date assumptions	March 31, 2021 assumptions
Volatility - range	106.6 – 166.6%	106.7%
Risk-free rate	0.08 - 0.49%	0.92%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.8 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the three months ended March 31, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the three months ended March 31, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three months ended March 31, 2021.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2020, cumulative valuation allowances in the amount of $24,595,000 were recorded in connection with the net deferred income tax assets. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2020 because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 8 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

In addition to such legal proceedings, we are faced with or involved in various other claims and legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under such other claims and proceedings to be probable. While the ultimate outcome of such claims or legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

