Form 10-Q
period 2021-06-30
DIGITAL ALLY INC
filed 2021-08-18
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2021
Common Stock, $0.001 par value per share	51,513,691

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$58,276,178	$4,361,758
Accounts receivable-trade, less allowance for doubtful accounts of $123,224 – June 30, 2021 and December 31, 2020	888,384	1,705,461
Other receivables	1,795,547	1,529,920
Inventories, net	9,615,759	8,202,274
Prepaid expenses	2,421,777	2,030,693

Total current assets	72,997,645	17,830,106

Property, plant and equipment, net	6,024,184	666,800
Intangible assets, net	1,583,576	392,564
Operating lease right of use assets, net	722,843	753,175
Other assets	1,770,887	1,154,882

Total assets	$83,099,135	$20,797,527

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$674,380	$1,144,676
Accrued expenses	875,311	796,094
Current portion of operating lease obligations	123,356	113,484
Contract liabilities-current	1,515,138	1,647,469
Subordinated notes payable – current portion	72,502	11,727
Warrant derivative liabilities	29,527,224	—
Income taxes payable	—	7,158

Total current liabilities	32,787,911	3,720,608

Long-term liabilities:
Subordinated notes payable – long term	427,498	148,273
Operating lease obligation, long term	672,216	723,272
Contract liabilities-long term	2,504,715	1,848,869

Total liabilities	36,392,340	6,441,022

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 51,577,209 shares issued – June 30, 2021 and 26,834,709 shares issued – December 31, 2020	51,577	26,835
Additional paid in capital	122,487,573	106,501,396
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Accumulated deficit	(73,675,129)	(90,014,500)

Total stockholders’ equity	46,706,795	14,356,505

Total liabilities and stockholders’ equity	$83,099,135	$20,797,527

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$1,719,332	$1,053,581	$3,631,910	$2,820,116
Service and other	774,339	678,611	1,397,591	1,337,820

Total revenue	2,493,671	1,732,192	5,029,501	4,157,936

Cost of revenue:
Product	1,017,659	1,165,528	2,578,969	2,154,774
Service and other	215,212	173,906	377,849	345,374

Total cost of revenue	1,232,871	1,339,434	2,956,818	2,500,148

Gross profit	1,260,800	392,758	2,072,683	1,657,788

Selling, general and administrative expenses:
Research and development expense	460,999	359,697	909,964	845,445
Selling, advertising and promotional expense	870,183	486,649	1,466,938	1,169,030
General and administrative expense	2,546,502	1,689,566	5,178,359	3,713,832

Total selling, general and administrative expenses	3,877,684	2,535,912	7,555,261	5,728,307

Operating loss	(2,616,884)	(2,143,154)	(5,482,578)	(4,070,519)

Other income (expense):
Interest income	90,774	15,609	132,461	21,869
Interest expense	(1,365)	(25,636)	(2,793)	(333,196)
Secured convertible notes issuance expense	—	(34,906)	—	(34,906)
Gain on extinguishment of debt	10,000	—	10,000	—
Change in fair value of secured convertible notes	—	(887,807)	—	(1,300,252)
Change in fair value of proceeds investment agreement	—	2,578,000	—	2,885,000
Change in fair value of short-term investments	(1,590)	—	(6,554)	—
Change in fair value of warrant derivative liabilities	(2,863,422)	—	21,688,835	—

Total other income (expense)	(2,765,603)	1,645,260	21,821,949	1,238,515

Income (loss) before income tax benefit	(5,382,487)	(497,894)	16,339,371	(2,832,004)
Income tax benefit	—	—	—	—

Net income (loss)	$(5,382,487)	$(497,894)	$16,339,371	$(2,832,004)

Net loss per share information:
Basic	$(0.10)	$(0.03)	$0.34	$(0.17)
Diluted	$(0.10)	$(0.03)	$0.34	$(0.17)

Weighted average shares outstanding:
Basic	51,513,691	18,976,724	48,177,399	16,430,214
Diluted	51,513,691	18,976,724	48,177,399	16,430,214

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid In	Treasury	Accumulated
	Shares	Amount	Capital	stock	deficit	Total
Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	1,343,360
Issuance of common stock through underwritten public offering (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	20,806
Net loss	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	16,068	87,390,377	(2,157,226)	(89,722,729)	(4,473,510)

Stock-based compensation	—	—	376,738	—	—	376,738
Restricted common stock grant	135,450	135	(135)	—	—	—
Restricted common stock forfeitures	(12,750)	(13)	13	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	1,664,669	1,665	1,679,660	—	—	1,681,325
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	5,203,122
Issuance of common stock upon exercise of stock options	1,875	2	7,798	—	—	7,800
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	721,141

Net loss	—	—	—	—	(497,894)	(497,894)

Balance, June 30, 2020	26,645,118	$26,645	$105,697,031	$(2,157,226)	$(90,220,623)	$13,345,827

Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	(49,398,510)
Net income	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	51,577	122,157,360	(2,157,226)	(68,292,642)	51,759,069

Stock-based compensation	—	—	330,213	—	—	330,213
Net loss	—	—	—	—	(5,382,487)	(5,382,487)

Balance, June 30, 2021	51,577,209	$51,577	$122,487,573	$(2,157,226)	$(73,675,129)	$46,706,795

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$16,339,371	$(2,832,004)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	145,459	134,143
Stock-based compensation	656,378	688,415
Change in fair value of warrant derivative liabilities	(21,688,835)	—
Provision for inventory obsolescence	361,437	238,957
Gain on extinguishment of debt	(10,000)	—
Amortization of discount on unsecured promissory notes	—	86,867
Change in fair value of secured convertible notes	—	1,300,252
Change in fair value of proceeds investment agreement	—	(2,885,000)
Debt issuance costs	—	34,906

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	817,077	(9,866)
Accounts receivable – other	(265,627)	(23,620)
Inventories	(1,774,922)	289,170
Prepaid expenses	(391,084)	(193,366)
Operating lease right of use assets	30,332	(647,176)
Other assets	(616,005)	79,981
Increase (decrease) in:
Accounts payable	(307,744)	(804,120)
Accrued expenses	79,290	92,811
Income taxes payable	(7,231)	(4,776)
Operating lease obligations	(41,185)	572,022
Contract liabilities	523,516	(174,599)

Net cash used in operating activities	(6,149,773)	(4,057,003)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,452,729)	(96,011)
Additions to intangible assets	(41,126)	(67,098)
Cash paid for business acquisition, net of cash acquired	(1,012,552)	—

Net cash used in investing activities	(6,506,407)	(163,109)

Cash Flows from Financing Activities:
Proceeds from unsecured promissory note payable, related party	—	319,000
Proceeds from unsecured promissory note payable	—	100,000
Proceeds from promissory notes payable	—	1,568,900
Proceeds from issuance of common stock upon exercise of warrants	—	5,203,122
Proceeds from issuance of secured convertible notes payable	—	1,500,000
Proceeds from sale of common stock in underwritten public offering	—	12,829,241
Proceeds from exercise of stock options	—	7,800
Principal payment on subordinated notes payable	—	(400,000)
Principal payment on secured convertible notes	—	(748,180)
Principal payments on unsecured promissory note payable, related party	—	(319,000)
Debt issuance costs	—	(34,906)
Net proceeds from sale of common stock in registered direct offerings	13,346,600	—
Proceeds from issuance of common stock upon exercise of pre-funded warrants	53,224,000	—
Principal payment on subordinated notes payable	—	—
Principal payment on secured convertible notes	—	—

Net cash provided by financing activities	66,570,600	20,025,977

Net increase in cash and cash equivalents	53,914,420	15,805,865
Cash, cash equivalents, beginning of period	4,361,758	359,685

Cash, cash equivalents, end of period	$58,276,178	$16,165,550

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$128,911

Cash payments for income taxes	$7,231	$4,776

Supplemental disclosures of non-cash investing and financing activities:
Issuance of contingent consideration promissory note for business acquisition	$350,000	$—

Liabilities assumed in business acquisition	$162,552	$—

Restricted common stock grant	$450	$664

Restricted common stock forfeitures	$8	$36

Cashless exercise of common stock purchase warrants	$0	$7

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$51,216,058	$—

Issuance of common stock upon conversion of secured convertible notes	$—	$3,024,685

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$—	$741,947

 See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC , collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging, storage products and disinfectant and related safety products for use in law enforcement, security and commercial applications. The Company’s products include, among others; in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company has recently added two new lines of branded products: (1) the ThermoVu™ line, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line, which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercial customers beginning late in the second quarter of 2020. Both product lines are manufactured by third parties. In addition, the Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, and the unaudited financial statements and footnotes included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily law-enforcement and commercial customers. However, the Company are beginning to experience an increase in demand for the three months ended June 30, 2021, compared to the same period in 2020.

Given the fact that the Company’s products are sold through a variety of distribution channels, the Company expects its sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. The Company is aware that many companies, including many of its suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although the Company observed significant declines in demand for its products from certain customers during 2020 and the first quarter of 2021, the Company believes that the impact of the COVID-19 remains too fluid and unknown, hindering the Company from determining the long-term demand for current products. The Company also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use the Company’s products and services, the Company has taken, and continue to take targeted steps to lower its operating expenses because of the COVID-19 pandemic. The Company continues to monitor the impacts of COVID-19 on its operations closely and this situation could change based on a significant number of factors that are not entirely within its control and are discussed in this and other sections of this quarterly report on Form 10-Q. The Company does not expect there to be material changes to its assets on its balance sheet or its ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q, the Company reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. The Company has also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted its ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain our ability to assist its customers and distributors as well as impact its ability to develop new distribution channels, but at present the Company does not expect these restrictions on personal travel to be material to our business operations or financial results. The Company has taken steps to restrain and monitor its operating expenses and therefore it does not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, the Company has taken a range of actions with respect to how it operates to assure it complies with government restrictions and guidelines as well as best practices to protect the health and well-being of its employees and its ability to continue operating its business effectively. To date, the Company has been able to operate its business effectively using these measures and to maintain internal controls as documented and posted. The Company also has not experienced challenges in maintaining business continuity and does not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions the Company has taken so far during the COVID-19 pandemic include, but are not limited to:

●	requiring all employees who can work from home to work from home;

●	increasing its IT networking capability to best assure employees can work effectively outside the office; and

●	for employees who must perform essential functions in one of its offices:

●	having employees maintain a distance of at least six feet from other employees whenever possible;

●	having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	having employees stay segregated from other employees in the office with whom they require no interaction; and

●	requiring employees to wear masks while they are in the office whenever possible.

The Company currently believes revenue for the year ending December 31, 2021 will still be impacted due to the conditions noted. In April 2020, the Company implemented a COVID-19 mitigation plan designed to further reduce its operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions which the Company continues to implement and develop throughout 2021. Based on the Company’s current cash position, its projected cash flow from operations and its cost reduction and cost containment efforts to date, the Company believes that it will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, the business, financial condition, results of operations and cash flows would be negatively impacted. The Company will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally and its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC , and Digital Ally Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu™ line of temperature monitoring equipment. The Company formed Digital Ally Healthcare, LLC in June 2021 to facilitate its new medical billing division.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2021 and December 31, 2020, the uninsured balance amounted to $57,265,079 and $3,653,192, respectively.

Accounts Receivable:

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. One individual customer receivable balance exceeded 10% of total accounts receivable as of June 30, 2021 and December 31, 2020, which totaled $287,000 or 32% and $319,000 or 19% of total accounts receivable, respectively.

Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Segments of Business:

Management has determined that its operations are comprised of one reportable segment: the sale of digital audio and video recording and speed detection devices. For the three and six months ended June 30, 2021 and 2020, sales by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales by geographic area:
United States of America	$2,312,131	$1,726,119	$4,789,329	$4,097,815
Foreign	181,540	6,073	240,172	60,121

	$2,493,671	$1,732,192	$5,029,501	$4,157,936

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

Warrant Derivative Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants to purchase shares of Common Stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of the warrants issued during the first quarter of 2021, and remain outstanding, include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in the price of our common stock may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw material and component parts	$3,184,707	$3,186,426
Work-in-process	15,530	1,907
Finished goods	8,737,310	6,974,291

Subtotal	11,937,547	10,162,625
Reserve for excess and obsolete inventory	(2,321,788)	(1,960,351)

Total inventories	$9,615,759	$8,202,274

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $131,068 and $138,263 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	June 30, 2021	December 31, 2020
Economic injury disaster loan (EIDL)	$150,000	$150,000
Payroll protection program loan (PPP)	—	10,000
Contingent consideration promissory note	350,000	—
Debt obligations	500,000	160,000
Less: current maturities of debt obligations	72,502	11,727
Debt obligations, long-term	$427,498	$148,273

Debt obligations mature as follows as of June 30, 2021:

June 30, 2021
2021 (July 1, 2021 to December 31, 2021)	$1,482
2022	143,049
2023	143,166
2024	73,286
2025	3,412
2026 and thereafter	135,605

Total	$500,000

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) Loan of $1,418,900 (the “PPP Loan”) under the Small Business Administration’s (the “SBA”) PPP Program under the Coronavirus Aid, Relief, and Economic Security Act ( the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and total $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan. Additionally, the Company was fully forgiven, during the three months ended June 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

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

Contingent Consideration Promissory Note

On June 30, 2021, Nobility Healthcare, LLC, a subsidiary of the Company, issued a contingent consideration promissory note (the “Note”) in connection with the Stock Purchase Agreement between Nobility and Elite Medical Billing Specialists (“Elite”) of $350,000. The note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Note is subject to an earn-out adjustment, being the difference between the $975,000 (the “Projected Revenue”) and the cash basis revenue (the “Measurement Period Revenue”) collected by Elite in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “Measurement Period”) measured an a quarterly basis and annualized as of the relevant period. If the Measurement Period Revenue is less than the Projected Revenue, such amount will be subtracted from the principal balance of this Note on a dollar-for-dollar basis. If the Measurement Period Revenue is more than the Projected Revenue, such amount will be added to the principal balance of this Note on a dollar-for-dollar basis. In no event will the principal balance of this Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Note as a result of the earn-out adjustments.

The contingent consideration promissory note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Management will continue to estimate the fair value of this Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$29,527,224	$29,527,224
Contingent consideration promissory note	—	—	350,000	350,000
	$—	$—	$29,877,224	$29,877,224

December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	—	—	—	—
Contingent consideration promissory note	—	—	—	—
	$—	$—	$—	$—

The following table represents the change in Level 3 tier value measurements for the six months ended June 30, 2021:

	Contingent Consideration Promissory Note	Warrant Derivative Liabilities

Balance, December 31, 2020	$—	$—

Issuance of detachable warrants in the January 14, 2021 Offering	—	21,922,158

Issuance of detachable warrants in the February 1, 2021 Offering	—	27,476,352

Issuance of detachable pre-funded warrants in the January 14, 2021 Offering	—	378,615

Issuance of detachable pre-funded warrants in the February 1, 2021 Offering	—	1,438,934

Transition of derivative warrant liability to equity on pre-funded warrants	—	—

Change in fair value of warrant derivative liabilities	—	(24,552,257)

Balance, March 31, 2021	—	26,663,802

Issuance of contingent consideration promissory note	350,000	—

Change in fair value of financial instruments	—	2,863,422

Balance, June 30, 2021	$350,000	$29,527,224

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued warranty expense	$11,562	$31,845
Accrued litigation costs	250,000	250,000
Accrued sales commissions	22,692	38,294
Accrued payroll and related fringes	321,639	199,850
Accrued sales returns and allowances	22,837	26,069
Accrued sales taxes	48,348	53,627
Other	198,233	196,409

	$875,311	$796,094

Accrued warranty expense was comprised of the following for the six months ended June 30, 2021:

Beginning balance	$31,845
Provision for warranty expense	5,815
Charges applied to warranty reserve	(26,098)

Ending balance	$11,562

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended June 30, 2021 and 2020 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2021 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $76 million in net operating loss carryforwards to offset future taxable income as of June 30, 2021.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Land	$789,734	$59,226
Buildings	4,909,478	363,215
Equipment	682,065	507,676
Leasehold improvements	291,435	289,865
Less: accumulated depreciation	(648,528)	(553,182)

Total property, plant and equipment, net	$6,024,184	$666,800

On April 30, 2021 the Company closed on the purchase and sale agreement to acquire a 71,361 square feet commercial office building located in Lenexa, Kansas which is intended to serve as the Company’s future office and warehouse needs. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

Depreciation expense for the six months ended June 30, 2021 and June 30, 2020 was $95,346 and $43,183, respectively, and is included in general and administrative expenses.

NOTE 8. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2021 was sixty-six months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2021 was 28 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the two operating leases was $65,953 for the six months ended June 30, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2021:

Assets:
Operating lease right of use assets	$722,843

Liabilities:
Operating lease obligations-current portion	$123,356
Operating lease obligations-less current portion	$672,216
Total operating lease obligations	$795,572

The components of lease expense were as follows for the six months ended June 30, 2021:

Selling, general and administrative expenses	$65,953

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021 (July 1, 2021 to December 31, 2021)	$91,272
2022	184,145
2023	184,241
2024	171,642
2025 & beyond	348,446
Total undiscounted minimum future lease payments	979,746
Imputed interest	(184,174)
Total operating lease liability	$795,572

NOTE 9. CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of the Company’s first fiscal quarter was completed. During 2020 and the first quarter of 2021, the Company observed recent decreases in demand from certain customers, including primarily law-enforcement and commercial customers. However, we are beginning to experience an increase in demand for the three months ended June 30, 2021, compared to the same period in 2020.

Given the fact that the Company’s products are sold through a variety of distribution channels, the Company expects sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. The Company is aware that many companies, including many current suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although the Company observed a slight increase in demand for products from certain customers during the quarter ended June 30, 2021, the Company believes that the impact of the COVID-19 remains too fluid and unknown, hindering the Company from determining the long-term demand for current products. The Company also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use the Company’s products and services, the Company has taken, and continues to take targeted steps to lower its operating expenses because of the COVID-19 pandemic. The Company continues to monitor the impacts of COVID-19 on its operations closely and this situation could change based on a significant number of factors that are not entirely within its control and are discussed in this and other sections of this quarterly report on Form 10-Q. The Company does not expect there to be material changes to its assets on our balance sheet or its ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the financial statements contained herein, the Company reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. The Company has also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted its ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain its ability to assist its customers and distributors as well as impact its ability to develop new distribution channels, but at present the Company does not expect these restrictions on personal travel to be material to our business operations or financial results. The Company has taken steps to restrain and monitor its operating expenses and therefore it does not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, the Company has taken a range of actions with respect to how it operates to assure it comply with government restrictions and guidelines as well as best practices to protect the health and well-being of its employees and its ability to continue operating its business effectively. To date, the Company has been able to operate its business effectively using these measures and to maintain all internal controls as documented and posted. The Company also has not experienced challenges in maintaining business continuity and does not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions the Company has taken so far during the COVID-19 pandemic include, but are not limited to:

●	Requiring all employees who can work from home to work from home;

●	Increasing its IT networking capability to best assure employees can work effectively outside the office; and

●	For employees who must perform essential functions in one of its offices:

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction; and

●	Requiring employees to wear masks while they are in the office whenever possible.

The Company currently believes revenue for the year ending December 31, 2021 will still be impacted due to the conditions noted. In April 2020, the Company implemented a COVID-19 mitigation plan designed to further reduce its operating expenses during the pandemic. Actions taken to date include work hour and salary reductions for senior management. These cost reductions are in addition to the significant restructuring actions which the Company continues to implement and develop throughout. Based on the Company’s current cash position, its projected cash flow from operations and its cost reduction and cost containment efforts to date, the Company believes that it will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, the business, financial condition, results of operations and cash flows would be negatively impacted. The Company will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Litigation.

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served. After carefully assessing the claim, and assuming the Company determines that it is not at fault or it disagrees with the damages or relief demanded, it vigorously defends any lawsuit filed against it. The Company records a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of it prevailing, the availability of insurance, and the severity of any potential loss. The Company reevaluates and updates accruals as matters progress over time.

While the ultimate resolution is unknown, based on the information currently available, the Company does not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to its results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by its insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on its operating results, financial condition or cash flows.

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

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $330,213 and $376,738 for the three months ended June 30, 2021 and 2020, and $656,378 and $688,415 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”).. The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 20,178 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2021 total 7,064. The 2006 Plan terminated during 2016 with 35,474 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2021 total 30,125. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2021.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 791,939 shares remained available for awards under the various Plans as of June 30, 2021.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the six months ended June 30, 2021:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	838,313	$3.20
Granted	—	—
Exercised	—	—
Forfeited	(46,375)	(12.19)
Outstanding at June 30, 2021	791,939	$2.67
Exercisable at June 30, 2021	791,939	$2.67

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the six months ended June 30, 2021 was $-0- as there were no grants during that period.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2021 and 2020.

The aggregate intrinsic value of options outstanding was $-0-, and the aggregate intrinsic value of options exercisable was $-0- at June 30, 2021 and December 31, 2020.

As of June 30, 2021, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2021:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	415,000	8.4 years	415,000	8.4 years
$2.50 to $3.49	310,314	6.8 years	310,314	6.8 years
$3.50 to $4.49	45,750	3.6 years	45,750	3.6 years
$4.50 to $6.99	15,000	0.5 years	15,000	0.5 years
$7.00 to $9.52	5,875	0.3 years	5,875	0.3 years

	791,939	7.3 years	791,939	7.3 years

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	720,125	$1.69
Granted	450,000	2.76
Vested	(479,250)	(1.99)
Forfeited	(7,500)	(1.08)
Nonvested balance, June 30, 2021	683,375	$2.14

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2021, there were $753,011 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 18 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021 (July 1, 2021 through December 31, 2021)	—
2022	458,375
2023	225,000

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 26,808,598 shares of common stock at $2.60 to $5.00 per share as of June 30, 2021. The warrants expire from December 30, 2021 through February 1, 2026 and under certain circumstances allow for cashless exercise.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2021:

	Issuance date assumptions	June 30, 2021 assumptions
Volatility - range	106.6 – 166.6%	107.5%
Risk-free rate	0.08 - 0.49%	0.87%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.6 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the six months ended June 30, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the six months ended June 30, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2021:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2021	3,388,364	$6.24
Granted	42,550,000	3.11
Exercised	(18,250,000)	2.92
Forfeited/cancelled	(879,766)	13.43
Vested Balance, June 30, 2021	26,808,598	$3.29

The total intrinsic value of all outstanding warrants aggregated $-0- as of June 30, 2021 and the weighted average remaining term is 51.2 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of June 30, 2021:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	2.1 years
$3.00	316,800	1.8 years
$3.25	24,300,000	4.6 years
$3.36	733,333	1.4 years
$3.65	167,000	1.0 years
$3.75	25,753	1.1 years
$5.00	800,000	0.5 years

	26,808,598	4.3 years

NOTE 12. STOCKHOLDERS’ EQUITY

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

The Company received approximately $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of June 30, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfillment and for general corporate purposes.

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

In conjunction with this Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 7,200,000 shares Common Stock at $3.095 per share ($3.085 prefunded at closing) and Common Stock purchase warrants to purchase up to 10,000,000 shares of Common Stock at $3.25 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 4 and 11) :

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

The Company received approximately $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) in net proceeds from the Second Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of June 30, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Second Offering for working capital, product development, order fulfillment and for general corporate purposes.

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

In conjunction with this Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 11,050,000 Shares Common Stock at $2.80 per share ($2.79 prefunded at closing) and Common Stock purchase warrants to purchase up to 14,300,000 shares of Common Stock at $3.25 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 4 and 11):

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

NOTE 13. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted income per share – Net income (loss)	$(5,382,487)	$(497,894)	$16,339,371	$(2,832,004)

Denominator for basic loss per share – weighted average shares outstanding	51,513,691	18,976,724	48,177,399	16,430,214
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	51,513,691	18,976,724	48,177,399	16,430,214

Net loss per share:
Basic	$(0.10)	$(0.03)	$0.34	$(0.17)
Diluted	$(0.10)	$(0.03)	$0.34	$(0.17)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 14. DIGITAL ALLY HEALTHCARE VENTURE

On June 4, 2021, Digital Ally Healthcare, a wholly-owned subsidiary of the Company, entered into a venture with Nobility LLC (“Nobility”), an eight-year old revenue cycle management (“RCM”) company servicing the medical industry, to form Nobility Healthcare, LLC (“Nobility Healthcare”). Digital Ally Healthcare is capitalizing the venture with $13.5 million to support the venture’s business strategy to make acquisitions of RCM companies. Digital Ally Healthcare owns 51% of the venture that entitles it to 51% of the distributable cash as defined in the venture’s operating agreement plus a cumulative preferred return of 10% per annum on its invested capital. Nobility will receive a management fee and 49% of the distributable cash, subordinated to Digital Ally Healthcare’s preferred return.

On June 30, 2021, Nobility Healthcare completed the acquisition of Elite Medical Billing Specialists, Inc, a Michigan limited liability company (“Elite”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $850,000. In addition to the Initial Payment Amount, Nobility Healthcare agreed to issue a promissory note to the stockholders of Elite in the principal amount of $350,000 that is subject to an earn-out adjustment. Lastly, included in the agreement, Nobility Healthcare agreed to pay in full the balance due under a promissory note issued by the selling shareholders prior to this agreement, including the principal and accrued interest, totaling $162,552 at the closing date. The Company anticipates the earn-out to be paid in full, therefore, the total aggregate purchase price of Elite was determined to be approximately $1,376,509. The total acquisition related costs of the Elite Acquisition aggregated $164,630, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the Elite Acquisition has been allocated to Elite’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Elite Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. Our assumptions and estimates are based upon comparable market data and information obtained from the management of Nobility. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Elite Acquisition was allocated to Elite’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the Elite Acquisition. The preliminary fair value of assets acquired and liabilities assumed in the Elite Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired, consisting of acquired cash	$13,957
Goodwill	1,200,000
Liabilities assumed consisting of a promissory note issued by the Selling shareholders which was paid off at closing	162,552
Total assets acquired and liabilities assumed	1,376,509
Cash paid at Elite Acquisition date	1,026,509
Contingent consideration	350,000

Total Elite Acquisition purchase price	$1,376,509

NOTE 15. RELATED PARTY TRANSACTIONS

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

Elite Medical Billing Specialists, Inc. Acquisition Related Expenses

On June 30, 2021, Nobility Healthcare, LLC, (a consolidated subsidiary of the Company), acquired Elite and paid acquisition related costs aggregating $164,630. Of the total acquisition related costs paid, a total of $30,600 was paid to Nobility, LLC, a minority member of Nobility Healthcare, LLC and $23,580 to one of Nobility, LLC’s members in accordance with the provisions of the operating agreement.

NOTE 16. SUBSEQUENT EVENTS

Letter of Intent to Acquire Medical Billing Company

On May 21, 2021, the Company’s healthcare subsidiary entered a letter of intent to acquire 100% of the capital stock of a medical billing company located in the Midwest for a total purchase price of $2,750,000 (the “Target”). The purchase price includes $2.1 million in cash at closing and a $650,000 contingent consideration promissory note bearing interest at 3% per annum subject to adjustment based on revenues achieved over an approximate 18-month period after closing. The letter of intent is subject to satisfactory completion of due diligence procedures, review of legal, financial, tax and other matters concerning the Target’s business. The letter of intent is also not binding until the parties mutually agree to the terms of the underlying definitive agreements including the receipt of all approvals and consents considered necessary by both parties. The parties are currently negotiating the final definitive agreements and anticipate a closing date on or around August 31, 2021. However, there can be no assurances that the parties will complete the acquisition of the Target and on what terms will be included in the final definitive agreements.

Amendment to the 2020 Stock Option and Restricted Stock Plan

Our Board of Directors approved an amendment to the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on March 15, 2021, subject to the affirmative vote of a majority of common shares by the Company’s stockholders. At the annual meeting of the Company’s stockholders held on July 8, 2020 (the “Annual Meeting”) the stockholders approved the amendment to the 2020 Plan. Such amendment provided for an increase in the number of shares reserved for issuance under the plan from 1,000,000 to 2,500,000 shares of common stock issuable under the 2020 Plan.

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

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the DVM-800 and DVM-800 Lite, which are in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, which are body-worn cameras; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are our cloud-based evidence management systems. We introduced the EVO-HD product in the second quarter of 2019 and began full-scale deliveries in the third quarter 2019, which continued through 2020 and into 2021. The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings. Additionally, we introduced two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020. We have entered the revenue cycle management (“RCM”) business in the second quarter of 2021 with the formation of the Company’s wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare, LLC. Nobility Healthcare, LLC completed its first acquisition on June 30, 2021 when it acquired Elite. The Elite acquisition had little effect on the second quarter 2021 operating results but is expected to make positive contributions to the Company’s operating results in future quarters.

We experienced operating losses for the first and second quarters of 2021 and all quarters during 2020. The following is a summary of our recent operating results on a quarterly basis:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total revenue	$2,493,671	$2,535,829	$2,798,291	$3,558,640	$1,732,192
Gross profit	1,260,800	811,882	1,182,160	1,222,648	392,758
Gross profit margin %	50.6%	32.0%	43.0%	34.1%	22.7%
Total selling, general and administrative expenses	3,877,684	3,677,575	2,931,334	3,066,606	2,535,912
Operating income (loss)	(2,616,884)	(2,865,693)	(1,749,174)	(1,843,958)	(2,143,154)
Operating income (loss) %	(105.0)%	(113.0)%	(63.2)%	(51.4)%	(123.7)%
Net income (loss)	$(5,382,487)	$21,721,858	$(321,318)	$527,442	$(497,894)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released EVO HD, the ThermoVU™ and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements; (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (6) most recently, the impact of COVID-19 on the economy and our business. We reported a net loss of $5,382,487 on revenues of $2,493,671 for the second quarter of 2021. The income recognized in the first quarter 2021, and in the third quarter 2020 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, and litigation expenses relating to patent infringement claims.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 8, “Operating Leases,” to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended June 30, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2021 and 2020, represented as a percentage of total revenues for each such quarter:

	Three Months Ended June 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	49%	77%

Gross profit	51%	23%
Selling, general and administrative expenses:
Research and development expense	18%	21%
Selling, advertising and promotional expense	35%	28%
General and administrative expense	102%	98%

Total selling, general and administrative expenses	156%	147%

Operating loss	(105)%	(124)%

Change in fair value of proceeds investment agreement	—%	149%
Change in fair value of secured convertible notes	—%	(51)%
Change in fair value of derivative liabilities	(114)%	—%
Other income and interest expense, net	4%	(3)%

Income (loss) before income tax benefit	(216)%	(29)%
Income tax (provision)	—%	—%

Net loss	(216)%	(29)%

Net loss per share information:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on our revenues in the second quarter 2021 and we expect it to adversely affect our revenues during the remainder of 2021. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new Shield disinfectant/sanitizer and ThermoVU product lines.

Revenues for the second quarter of 2021 and 2020 were derived from the following sources:

	Three months ended June 30,
	2021	2020
DVM-800 and DVM 800HD	18%	21%
ThermoVuTM	2%	—%
ShieldTM disinfectants/sanitizers	1%	—%
FirstVu HD	12%	13%
DVM-250 Plus	2%	6%
Cloud service revenue	10%	16%
Extended warranty revenue	9%	—%
VuLink	1%	1%
EVO-HD	25%	9%
Repair and service	2%	23%
Accessories and other revenues	18%	11%
	100%	100%

Product revenues for the three months ended June 30, 2021 and 2020 were $1,719,332 and $1,053,581 respectively, an increase of $665,751 (63%), due to the following factors:

●

The Company generated revenues totaling over $64,598 during the three months ended June 30, 2021, compared to $-0- for the same period in 2020 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019 but sales in 2020 were hampered due to the COVID-19 pandemic. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic. We experienced substantial increases in EVO-HD revenues during the second quarter of 2021 and believe that customers are recognizing and are attracted to its advanced features.

●

The COVID-19 pandemic has continued to delay the shipment of law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement increased in the second quarter of 2021 compared to the same period in 2020, as the impact of the COVID-19 pandemic was at its peak.

The COVID-19 pandemic impact has begun to lessen, although the shipment of commercial orders in the second quarter of 2021 remain slow, as cruise lines, taxi cabs, paratransit and other commercial customers continue to deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers increased in the second quarter of 2021 compared to the same period in 2020 despite the impact of the COVID-19 pandemic.

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

Service and other revenues for the three months ended June 30, 2021 and 2020 were $774,339 and $678,611, respectively, an increase of $95,728 (14%), due to the following factors:

●	Cloud revenues were $247,085 and $281,008 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $33,923 (12%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs affected our commercial customers usage of cloud services and lessened cloud revenues.

●

Revenues from extended warranty services were $232,614 and $334,705 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $102,091 (31%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the affects from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales over the three months ended June 30, 2021 compared to the same period in 2020.

31

●

Installation service revenues were $30,029 and $49,776 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $19,747 (40%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in the three months ended June 30, 2021 compared to the same period 2020 was attributable to the continued effects related to the COVID-19 pandemic. Additionally, our newer products require less installation services, as the products are further along in the set-up process prior to leaving the warehouse.

●

Revenues from building rental income were $146,185 and $-0- for the three months ended June 30, 2021 and 2020, respectively, an increase of $146,185 (100%). The Company completed the purchase of an office/warehouse building during the three months ended June 30, 2021, in which current tenants were under a lease agreement. The agreement concludes at the end of August 2021.

Total revenues for the three months ended June 30, 2021 and 2020 were $2,493,671 and $1,732,192, respectively, an increase of $761,479 (44%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended June 30, 2021 and 2020 was $1,017,659 and $1,165,528, respectively, a decrease of $147,869 (13%). The decrease in cost of goods sold for products is due to numerous factors in the period during 2020 that were not relevant to the same period in 2021. In the 2020 period, the Company experienced a move to its new warehouse facility, and a significant manufacturing slow down caused by the COVID-19 pandemic causing unfavorable overhead and labor variances for production in the second quarter of 2020, which management had decided to expense as a period cost. For the same period in 2021, the Company did not experience these factors, but further reduced the inventory reserve. Additionally, RMA returns as a percentage of product revenues was 10% for the three months ended June 30, 2021 compared to 32% for the three months ended June 30, 2020.

Cost of service and other revenues for the three months ended June 30, 2021 and 2020 was $215,212 and $173,906, respectively, an increase of $41,306 (24%). The increase in service and other cost of goods sold is primarily due to the 14% decrease in service and other revenues for the three months ended June 30, 2021.

Total cost of sales as a percentage of revenues was 51% for the three months ended June 30, 2021 compared to 77% for the three months ended June 30, 2020. We believe our gross margins will improve during the remainder of 2021 if we can increase revenues (in particular service and other revenues), shipping costs moderate and continue to reduce product warranty issues.

We had $2,321,788 and $1,960,351 in reserves for obsolete and excess inventories at June 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,184,707 and $3,186,426 at June 30, 2021 and December 31, 2020, respectively, a decrease of $1,719 (1%). Finished goods balances were $8,737,310 and $6,974,291 at June 30, 2021 and December 31, 2020, respectively, an increase of $1,943,019 (29%). The increase in the inventory reserve is primarily due to the aging of older version inventory component parts that were mostly or fully reserved during the three months ended June 30, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2021.

Gross Profit

Gross profit for the three months ended June 30, 2021 and 2020 was $1,260,800 and $392,758, respectively, an increase of $868,042 (221%). The increase is commensurate with the increase in product and service revenues during the three months ended June 30, 2021 compared to the same period in 2020. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,877,684 and $2,535,912 for the three months ended June 30, 2021 and 2020, respectively, an increase of $1,341,772 (53%). The increase was fueled by an increase in travel expenses as COVID-19 restrictions begin to ease, increased promotional and advertising expenses, along with increased legal and broker fees for the quarter ended June 30, 2021. The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2021	2020
Research and development expense	$460,999	$359,697
Selling, advertising and promotional expense	870,183	486,649
Professional fees and expense	620,346	217,726
Executive, sales, and administrative staff payroll	674,008	510,872
Other	1,252,148	960,968

Total	$3,877,684	$2,535,912

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $460,999 and $359,697 for the three months ended June 30, 2021 and 2020, respectively, an increase of $101,302 (28%). Most of our engineers are dedicated to research and development activities for new products, primarily the ThermoVuTM, ShieldTM, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $870,183 and $486,649 for the three months ended June 30, 2021 and 2020, respectively, an increase of $383,534 (79%). Salesman salaries and commissions represent the primary components of these costs and were $496,215 and $374,882 for the three months ended June 30, 2021 and 2020, respectively, an increase of $383,616 (79%). The effective commission rate was 19.9% for the three months ended June 30, 2021, compared to 21.6% for the three months ended June 30, 2020. This increase directly correlates with the increase in total sales for the three months ended June 30, 2021 compared to the same period in 2020.

Promotional and advertising expenses totaled $373,968 during the three months ended June 30, 2021, compared to $111,767 during the three months ended June 30, 2020, an increase of $262,201 (235%). The increase is primarily attributable to NASCAR and IndyCar seasons resuming in the 2021, as they were conversely suspended during the same period in 2020. Additionally, trade shows are beginning to take place in the second quarter of 2021, compared to the second quarter of 2020, when they were suspended as a result of the COVID-19 pandemic.

Professional fees and expense. Professional fees and expenses totaled $620,346 and $217,726 for the three months ended June 30, 2021 and 2020, respectively, an increase of $402,620 (185%). The increase in professional fees is primarily attributable to increased legal and broker fees associated with the Company’s acquisition of Elite Medical Billing Specialists, paired with other current due diligence items and opportunities the Company is exploring. Additionally, increased board fees, audit fees, and service fees attribute to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $674,008 and $510,872 for the three months ended June 30, 2021 and 2020, respectively, an increase of $163,136 (31%). The primary reason for the increase in executive, sales and administrative staff payroll was the return to regular staff levels compared to the same period in 2020, during which period the Company experienced a reduction in technical support staffing in response to the COVID-19 pandemic during the second quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians.

Other. Other selling, general and administrative expenses totaled $1,252,148 and $960,968 for the three months ended June 30, 2021 and 2020, respectively, an increase of $291,180 (30%). The increase in other expenses in the three months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address exposure to the COVID-19 pandemic.

Operating Loss

For the reasons stated above, our operating loss was $2,616,884 and $2,143,154 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $473,730 (22%). Operating loss as a percentage of revenues bettered to 105% in the three months ended June 30, 2021 from 124% in the same period in 2020.

Interest Income

Interest income increased to $90,774 for the three months ended June 30, 2021, from $15,609 in the same period of 2020, which reflected our increase in cash and cash equivalent levels in the second quarter of 2021 compared to the second quarter of 2020. The Company completed two registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the first quarter of 2020 Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $1,365 and $25,636 during the three months ended June 30, 2021 and 2020, respectively. The decrease was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the three months ended June 30, 2021 as compared to the same period in 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. The EIDL loan represent the Company’s only interest-bearing debt outstanding as of June 30, 2021.

Secured Convertible Notes Issuance Expenses

We recognized secured convertible notes issuance expense totaling $-0- and $34,906 during the three months ended June 30, 2021 and 2020, respectively.

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the three months ended June 30, 2020. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the three months ended June 30, 2021.

Gain on Extinguishment of debt

We recognized a gain on extinguishment of debt totaling $10,000 and $-0- during the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 the Company was notified that its $10,000 EIDL advance received with the PPP Loan was fully forgiven,

Change in Fair Value of Secured Convertible Notes

We recognized a loss on change in fair value of Secured Convertible Notes totaling $-0- and $887,807 during the three months ended June 30, 2021 and 2020, respectively.

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

Change in Fair Value of Proceeds Investment Agreement

We recognized a gain on change in fair value of proceeds investment agreement totaling $-0- and $2,578,000 during the three months ended June 30, 2021 and 2020, respectively.

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

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $1,590 and $-0- during the three months ended June 30, 2021 and 2020, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from March 31, 2021 to June 30, 2021 totaled $2,863,422 which was recognized as a loss in the second quarter of 2021. The Company determined the fair value of such warrants as of their issuance date, and as of June 30, 2021, to be $51,216,058 and $29,527,224, respectively.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of ($5,382,487) and ($497,894) for the three months ended June 30, 2021 and 2020, respectively, a decrease of $4,884,593 (981%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended June 30, 2021 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2021. We had approximately $76,070,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of June 30, 2021 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported net income/(loss) of ($5,382,487) and ($497,894) for the three months ended June 30, 2021 and 2020, respectively, a decrease of $4,884,593 (981%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was ($0.10) and ($0.03) for the three months ended June 30, 2021 and 2020, respectively. Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

For the Six Months Ended June 30, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2021 and 2020, represented as a percentage of total revenues for each respective year:

	Six Months Ended June 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	59%	60%

Gross profit	41%	40%
Selling, general and administrative expenses:
Research and development expense	18%	20%
Selling, advertising and promotional expense	29%	28%
General and administrative expense	103%	90%

Total selling, general and administrative expenses	150%	138%

Operating loss	(109)%	(98)%

Change in fair value of proceeds investment agreement	—%	69%
Change in fair value of secured convertible notes	—%	(31)%
Change in fair value of derivative liabilities	431%	—%
Other income and interest expense, net	3%	(8)%

Income (loss) before income tax benefit	325%	(68)%
Income tax (provision)	—%	—%

Net income/(loss)	325%	(68)%

Net income/(loss) per share information:
Basic	$0.34	$(0.17)
Diluted	$0.34	$(0.17)

Revenues

We sell our products and services to law enforcement and commercial customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on our revenues during the six months ended June 30, 2021 and we expect it to adversely affect our revenues during the remainder of 2021; however, the impact is beginning to lessen. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new Shield disinfectant/sanitizer and ThermoVU product lines.

Revenues for the six months ended June 30, 2021 and 2020 were derived from the following sources:

	Six months ended June 30,
	2021	2020
DVM-800 and DVM 800HD	23%	29%
ThermoVuTM	3%	—%
ShieldTM disinfectants/sanitizers	1%	—%
FirstVu HD	13%	14%
DVM-250 Plus	3%	5%
Cloud service revenue	10%	13%
Extended warranty revenue	10%	—%
VuLink	1%	2%
EVO-HD	19%	8%
Repair and service	3%	19%
Accessories and other revenues	14%	10%
	100%	100%

Product revenues for the six months ended June 30, 2021 and 2020 were $3,631,910 and $2,820,116 respectively, an increase of $811,794 (29%), due to the following factors:

●

The Company generated revenues totaling over $205,907 during the six months ended June 30, 2021, compared to $53,663 for the same period in 2020 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019 but sales in 2020 were hampered due to the COVID-19 pandemic. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic. We experienced substantial increases in EVO-HD revenues during the six months ended June 30, 2021 and believe that customers are recognizing and are attracted to its advanced features.

36

●

The COVID-19 pandemic has continued to delay the shipment of law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement increased during the six months ended June 30, 2021 compared to the same period in 2020, as the impact of the COVID-19 pandemic was at its peak.

The COVID-19 pandemic impact has begun to lessen, although the shipment of commercial orders during the six months ended June 30, 2021 remain slow, as cruise lines, taxi cabs, paratransit and other commercial customers continue to deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers increased in the second quarter of 2021 compared to the same period in 2020 despite the impact of the COVID-19 pandemic.

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

Service and other revenues for the six months ended June 30, 2021 and 2020 were $1,397,591 and $1,337,820, respectively, an increase of $59,771 (4%), due to the following factors:

●	Cloud revenues were $488,738 and $508,132 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $19,394 (4%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system; however, the fallout from the COVID-19 pandemic and related business shut-downs affected our commercial customers usage of cloud services and lessened cloud revenues.

●	Revenues from extended warranty services were $487,307 and $668,073 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $180,766 (27%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the affects from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales over the six months ended June 30, 2021 compared to the same period in 2020.

●	Installation service revenues were $119,531 and $86,632 for the six months ended June 30, 2021 and 2020, respectively, an increase of $32,900 (38%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The increase in installation revenues in the six months ended June 30, 2021 compared to the same period 2020 was attributable to the resumption of previous projects pending install due to the effects related to the COVID-19 pandemic.

●	Revenues from building rental income were $146,185 and $-0- for the six months ended June 30, 2021 and 2020, respectively, an increase of $146,185 (100%). The Company completed the purchase of an office/warehouse building during the six months ended June 30, 2021, in which current tenants were under a lease agreement. The agreement concludes at the end of August 2021.

Total revenues for the six months ended June 30, 2021 and 2020 were $5,029,501 and $4,157,936, respectively, an increase of $871,565 (21%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the six months ended June 30, 2021 and 2020 was $2,578,969 and $2,154,774, respectively, an increase of $424,195 (20%). The increase in cost of goods sold for products is primarily due to a significant increase in inbound freights costs for the six months ended June 30, 2021 compared to the same period in 2020, as the Company received several large shipments from oversees during the period due to the expanded product line. Furthermore, the Company increased its inventory reserve during the period, thus increasing the cost of sales for the period.

Cost of service and other revenues for the six months ended June 30, 2021 and 2020 was $377,849 and $345,374, respectively, an increase of $32,475 (9%). The increase in service and other cost of goods sold is primarily due to the 4% increase in service and other revenues for the six months ended June 30, 2021.

Total cost of sales as a percentage of revenues was 59% for the six months ended June 30, 2021 compared to 60% for the six months ended June 30, 2020. We believe our gross margins will improve during the remainder of 2021 if we can increase revenues (in particular service and other revenues), shipping costs moderate and continue to reduce product warranty issues.

We had $2,321,788 and $1,960,351 in reserves for obsolete and excess inventories at June 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,184,707 and $3,186,426 at June 30, 2021 and December 31, 2020, respectively, a decrease of $1,719 (1%). Finished goods balances were $8,737,310 and $6,974,291 at June 30, 2021 and December 31, 2020, respectively, an increase of $1,943,019 (29%). The increase in the inventory reserve is primarily due to the aging of older version inventory component parts that were mostly or fully reserved during the six months ended June 30, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2021.

Gross Profit

Gross profit for the six months ended June 30, 2021 and 2020 was $2,072,683 and $1,657,788, respectively, an increase of $414,895 (25%). The increase is commensurate with the increase in product and service revenues during the six months ended June 30, 2021 compared to the same period in 2020. Our goal is to improve our margins to 60% over the longer-term based on the expected margins of our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,555,261 and $5,728,307 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,826,954 (32%). The increase was fueled by an increase in travel expenses as COVID-19 restriction begin to ease, increased promotional and advertising expenses, along with increased legal and broker fees for the six months ended June 30, 2021. The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2021	2020
Research and development expense	$909,964	$845,445
Selling, advertising and promotional expense	1,466,938	1,169,030
Professional fees and expense	852,923	557,318
Executive, sales, and administrative staff payroll	1,358,168	1,231,650
Other	2,967,268	1,924,864

Total	$7,555,261	$5,728,307

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $909,964 and $845,445 for the six months ended June 30, 2021 and 2020, respectively, an increase of $64,519 (8%). Most of our engineers are dedicated to research and development activities for new products, primarily the ThermoVuTM, ShieldTM, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,466,938 and $1,169,030 for the six months ended June 30, 2021 and 2020, respectively, an increase of $297,908 (25%). Salesman salaries and commissions represent the primary components of these costs and were $895,767 and $952,832 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $57,065 (6%). The effective commission rate was 17.8% for the six months ended June 30, 2021, compared to 22.9% for the six months ended June 30, 2020.

Promotional and advertising expenses totaled $571,171 during the six months ended June 30, 2021, compared to $216,198 during the six months ended June 30, 2020, an increase of $354,973 (164%). The increase is primarily attributable to NASCAR and IndyCar seasons resuming in the 2021, as they were conversely suspended during the same period in 2020. Additionally, trade shows are beginning to take place in the second quarter of 2021, compared to the second quarter of 2020, when they were suspended as a result of the COVID-19 pandemic.

Professional fees and expense. Professional fees and expenses totaled $852,923 and $557,318 for the six months ended June 30, 2021 and 2020, respectively, an increase of $295,605 (53%). The increase in professional fees is primarily attributable to increased legal fees surrounding the two registered direct offerings during the six months ended June 30, 2021, along with increased legal and broker fees associated with the Company’s acquisition of Elite Medical Billing Specialists, paired with other current due diligence items and opportunities the Company is exploring. Additionally, increased board fees, audit fees, and service fees attribute to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $1,358,168 and $1,231,650 for the six months ended June 30, 2021 and 2020, respectively, an increase of $126,518 (10%). The primary reason for the increase in executive, sales and administrative staff payroll was due to the return to regular staff levels compared to the same period in 2020, in which the Company experienced a reduction in technical support staffing in response to the COVID-19 pandemic during the second quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians.

Other. Other selling, general and administrative expenses totaled $2,967,268 and $1,924,864 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,042,404 (54%). The increase in other expenses in the six months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address exposure to the COVID-19 pandemic.

Operating Loss

For the reasons stated above, our operating loss was $5,482,578 and $4,070,519 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $1,412,059 (35%). Operating loss as a percentage of revenues worsened to 109% in the six months ended June 30, 2021 from 98% in the same period in 2020.

Interest Income

Interest income increased to $132,461 for the six months ended June 30, 2021, from $21,869 in the same period of 2020, which reflected our increase in cash and cash equivalent levels in the six months ended June 30, 2021 compared to the same period in 2020. The Company completed two registered direct offerings in the six months ended June 30, 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the same period in 2020 Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $2,793 and $333,196 during the six months ended June 30, 2021 and 2020, respectively. The decrease was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the six months ended June 30, 2021 as compared to the same period in 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. The EIDL loan represent the Company’s only interest-bearing debt outstanding as of June 30, 2021.

Secured Convertible Notes Issuance Expenses

We recognized secured convertible notes issuance expense totaling $-0- and $34,906 during the six months ended June 30, 2021 and 2020, respectively.

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the six months ended June 30, 2020. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the three months ended June 30, 2021.

Gain on Extinguishment of debt

We recognized a gain on extinguishment of debt totaling $10,000 and $-0- during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 the Company was notified that its $10,000 EIDL advance received with the PPP Loan was fully forgiven,

Change in Fair Value of Secured Convertible Notes

We recognized a loss on change in fair value of Secured Convertible Notes totaling $-0- and $1,300,252 during the six months ended June 30, 2021 and 2020, respectively.

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

Change in Fair Value of Proceeds Investment Agreement

We recognized a gain on change in fair value of proceeds investment agreement totaling $-0- and $2,885,000 during the three months ended June 30, 2021 and 2020, respectively.

We elected to account for the PIA that we entered into with BKI in July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of June 30, 2020, and December 31, 2019 to be $3,615,000 and $6,500,000, respectively. The change in fair value from December 31, 2019 to June 30, 2020 was $2,885,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $6,554 and $-0- during the six months ended June 30, 2021 and 2020, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from their issuance date to June 30, 2021 totaled $21,688,835 which was recognized as a gain in the period ended June 30, 2021. The Company determined the fair value of such warrants as of their issuance date, and as of June 30, 2021, to be $51,216,058 and $29,527,224, respectively.

 Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of $16,339,371 and ($2,832,004) for the six months ended June 30, 2021 and 2020, respectively, an increase of $19,171,375 (677%).

Income Tax Benefit

We did not record an income tax expense related to our income for the six months ended June 30, 2021 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2021. We had approximately $76,070,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of June 30, 2021 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported net income/(loss) of $16,339,371 and ($2,832,004) for the six months ended June 30, 2021 and 2020, respectively, an increase of $19,171,375 (677%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was $0.34 and ($0.17) for the six months ended June 30, 2021 and 2020, respectively. Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of Common Stock, pre-funded warrants and warrants during the six months ended June 30, 2021. Furthermore, the Company’s only remaining interest-bearing debt at June 30, 2021 is $500,000 remaining due on the promissory notes under the EIDL program, and the Elite contingent consideration promissory note. The net proceeds of the registered direct offerings are sufficient to fund our operations during the remainder of 2021 and management believes that it now has adequate liquidity for the foreseeable future from the recently completed registered direct offerings in 2021. Such offerings were completed through utilization of the Company’s shelf-registration statement on Form S-3 (File No. 333-239419), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC) on June 25, 2020 and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

Shelf Registration Statement on Form S-3 - The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our shares of Common Stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company utilized the Shelf Registration Statement for two recent offerings of its securities, as more fully described in Note 12 of the notes to the Company’s condensed consolidated financial statements, “Stockholders’ Equity”, raising approximately $66.4 million in net proceeds during the six months ended June 30, 2021.

Management believes that it has adequate funding to support its business operations for the foreseeable future as a result of the funds raised through these Offerings.

Cash, cash equivalents: As of June 30, 2021, we had cash and cash equivalents with an aggregate balance of $58,276,178, an increase from a balance of $4,361,758 at December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $53,914,420 net increase in cash during the six months ended June 30, 2021:

●	Operating activities:	$6,149,773 of net cash used in operating activities. Net cash used in operating activities was $6,149,773 and $4,057,003 for the six months ended June 30, 2021 and 2020, respectively, an increase of $2,092,770. The increase was primarily the result of increased inventory levels and various deposits included in other assets during the six months ended June 30, 2021 compared to the same period of 2020.

●	Investing activities:	$6,506,407 of net cash used in investing activities. Cash used in investing activities was $6,506,407 and $163,109 for the six months ended June 30, 2021 and 2020 respectively. The increase was primarily the result of the office/warehouse building purchase the Company completed during the six months ended June 30, 2021. Along with the acquisition of Elite, which was closed during the six months ended June 30, 2021.

●	Financing activities:	$66,570,600 of net cash provided by financing activities. Cash provided by financing activities was $66,570,600 and $20,025,977 for the six months ended June 30, 2021 and 2020, respectively. During January 2021, we received net proceeds of $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering. In addition, during February 2021, we received net proceeds of $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering.

The net result of these activities was an increase in cash of $53,914,420 to $58,276,178 for the six months ended June 30, 2021.

Commitments:

We had $58,276,178 of cash and cash equivalents and net positive working capital $40,209,734 as of June 30, 2021. Accounts receivable balances represented $2,683,931 of our net working capital at June 30, 2021. We believe we be able to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2021, which would provide positive cash flow to support our operations during 2021. Inventory represents $9,615,759 of our net working capital at June 30, 2021, and finished goods represented $8,737,310 of total inventory at June 30, 2021. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2021 by our sales activities, thereby increasing cash flow to help support our operations during 2021.

Capital Expenditures. On April 30, 2021 the Company closed on the purchase and sale agreement to acquire a 71,361 square feet commercial office/warehouse building located in Lenexa, Kansas which is intended to serve as the Company’s future office and warehouse needs. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing. The Company will be incurring capital expenditures to renovate the building to suit its office/warehouse needs during the balance of 2021.

In addition, the Company has completed the Elite business acquisition for a total purchase price of approximately $1.4 million during the six months ended June 30, 2021. The Elite purchase price includes a contingent consideration promissory note payable to the sellers with an estimated fair value of $350,000 as of June 30, 2021. Management expects to continue its roll-up strategy in the RCM (medical billing services) industry during the balance of 2021 and beyond.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2021 was sixty-six months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2021 was 28 months.

Lease expense related to the office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the two operating leases was approximately $65,953 for the six months ended June 30, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2021:

Assets:
Operating lease right of use assets	$722,843

Liabilities:
Operating lease obligations-current portion	$123,356
Operating lease obligations-less current portion	$672,216
Total operating lease obligations	$795,572

The components of lease expense were as follows for the six months ended June 30, 2021:

Selling, general and administrative expenses	$65,953

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021(July 1, 2021 to December 31, 2021)	$91,272
2022	184,145
2023	184,241
2024	171,642
2025 & beyond	348,446
Total undiscounted minimum future lease payments	979,746
Imputed interest	(184,174)
Total operating lease liability	$795,572

Debt obligations – Outstanding debt obligations comprises the following:

June 30, 2021
Economic injury disaster loan (EIDL)	$150,000
Elite contingent consideration promissory note	350,000
Debt obligations	$500,000

Debt obligations mature as follows as of June 30, 2021:

June 30, 2021
2021 (July 1, 2021 to December 31, 2021)	$1,482
2022	143,049
2023	143,166
2024	73,286
2025	3,412
2026 and thereafter	135,605

Total	$500,000

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and totaled $79,850 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan. Additionally, the Company was fully forgiven, during the three months ended June 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

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

Elite Medical Billing Specialists Contingent Consideration Promissory Note Payable.

On June 30, 2021, Nobility Healthcare, LLC, a subsidiary of the Company, issued a Contingent Consideration Promissory Note (the “Note”) in connection with the Stock Purchase Agreement between Nobility and Elite Medical Billing Specialists (“Elite”) of $350,000. The note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Note is subject to an earn-out adjustment, being the difference between the $975,000 (the “Projected Revenue”) and the cash basis revenue (the “Measurement Period Revenue”) collected by Elite in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “Measurement Period”) measured an a quarterly basis and annualized as of the relevant period. If the Measurement Period Revenue is less than the Projected Revenue, such amount will be subtracted from the principal balance of this Note on a dollar-for-dollar basis. If the Measurement Period Revenue is more than the Projected Revenue, such amount will be added to the principal balance of this Note on a dollar-for-dollar basis. In no event will the principal balance of this Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Note as a result of the earn-out adjustments.

The contingent consideration Promissory Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the Contingent Consideration Promissory Note at its estimated fair value of $350,000 at the acquisition date. Management will continue to estimate the fair value of this Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $241.4 million since we commenced deliveries during 2006. As of June 30, 2021, and December 31, 2020, we had provided a reserve for doubtful accounts of $123,224 and $123,224, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of June 30, 2021. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at June 30, 2021 and 2020:

	June 30, 2021	December 31, 2020
Raw material and component parts	$3,184,707	$3,186,426
Work-in-process	15,530	1,907
Finished goods	8,737,310	6,974,291

Subtotal	11,937,547	10,162,625
Reserve for excess and obsolete inventory	(2,321,788)	(1,960,351)

Total inventories	$9,615,759	$8,202,274

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 19.4% of the gross inventory balance at June 30, 2021, compared to 19.3% of the gross inventory balance at December 31, 2020. We had $2,321,788 and $1,960,351 in reserves for obsolete and excess inventories at June 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,184,707 and $3,186,426 at June 30, 2021 and December 31, 2020, respectively, a decrease of $1,719 (1%). Finished goods balances were $8,737,547 and $6,974,291 at June 30, 2021 and December 31, 2020, respectively, an increase of $1,763,019 (25%). The increase in finished goods was primarily attributable to accumulating inventory for the new and expending Shield and ThermoVU product lines. The slight increase in the inventory reserve is primarily due to older version legacy products continuing to receive growing reserves as they age during 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at June 30, 2021.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $11,562 as of June 30, 2021 compared to $31,845 as of December 31, 2020 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2021:

	Issuance date assumptions	June 30, 2021 assumptions
Volatility - range	106.6 – 166.6%	107.5%
Risk-free rate	0.08 - 0.49%	0.87%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.6 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the six months ended June 30, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the six months ended June 30, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the six months ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 9 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101	Interactive Data Files (embedded within the Inline XBRL document)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2021

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

