Form 10-Q
period 2021-09-30
DIGITAL ALLY INC
filed 2021-11-19
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission File Number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 Marshall Drive, Lenexa, KS 66219

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 19, 2021
Common Stock, $0.001 par value per share	52,702,947

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,743,057	$4,361,758
Restricted cash	500,000	—
Accounts receivable-trade, less allowance for doubtful accounts of $123,751 and $123,224 – September 30, 2021 and December 31, 2020, respectively	2,356,411	1,705,461
Other receivables	1,621,053	1,529,920
Inventories, net	11,611,249	8,202,274
Prepaid expenses and other current assets	9,306,660	2,030,693

Total current assets	66,138,430	17,830,106

Property, plant and equipment, net	6,068,255	666,800
Goodwill and other intangible assets, net	16,454,946	392,564
Operating lease right of use assets, net	1,109,463	753,175
Other assets	2,121,158	1,154,882

Total assets	$91,892,252	$20,797,527

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,710,765	$1,144,676
Accrued expenses	1,218,958	796,094
Current portion of operating lease obligations	384,222	113,484
Contract liabilities – current	1,630,529	1,647,469
Debt obligations – current	4,547,421	11,727
Warrant derivative liabilities	17,942,020	—
Income taxes payable	1,827	7,158

Total current liabilities	31,435,742	3,720,608

Long-term liabilities:
Debt obligations – long term	846,979	148,273
Operating lease obligation, long term	795,704	723,272
Contract liabilities-long term	2,575,786	1,848,869

Total liabilities	35,654,211	6,441,022

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 52,702,947 – September 30, 2021 and 26,834,709 – December 31, 2020	52,703	26,835
Additional paid in capital	123,968,757	106,501,396
Treasury stock, at cost (63,518 shares)	(2,157,226)	(2,157,226)
Noncontrolling interest in consolidated subsidiary	(19,863)	—
Accumulated deficit	(65,606,330)	(90,014,500)

Total stockholders’ equity	56,238,041	14,356,505

Total liabilities and stockholders’ equity	$91,892,252	$20,797,527

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue:
Product	$1,356,454	$2,958,579	$4,988,364	$5,778,695
Service and other	3,283,368	630,061	4,680,959	1,967,881

Total revenue	4,639,822	3,588,640	9,669,323	7,746,576

Cost of revenue:
Product	1,197,217	2,177,676	3,776,185	4,332,450
Service and other	2,042,035	188,316	2,419,884	533,690

Total cost of revenue	3,239,252	2,365,992	6,196,069	4,866,140

Gross profit	1,400,570	1,222,648	3,473,254	2,880,436
Selling, general and administrative expenses:
Research and development expense	492,221	405,083	1,402,185	1,250,528
Selling, advertising and promotional expense	1,511,682	789,854	2,978,620	1,958,884
General and administrative expense	2,995,640	1,871,668	8,174,002	5,585,500

Total selling, general and administrative expenses	4,999,543	3,066,605	12,554,807	8,794,912

Operating loss	(3,598,973)	(1,843,957)	(9,081,553)	(5,914,476)

Other income (expense):
Interest income	90,036	11,339	222,497	33,208
Interest expense	(5,675)	(4,940)	(8,466)	(338,136)
Secured convertible notes issuance expense	—	—	—	(34,906)
Change in fair value of proceeds investment agreement	—	2,365,000	—	5,250,000
Change in fair value of secured convertible notes	—	—	—	(1,300,252)
Change in fair value of short-term investments	(21,656)	—	(28,210)	—
Change in fair value of warrant derivative liabilities	11,585,204	—	33,274,039	—
Gain on extinguishment of debt	—	—	10,000	—
Total other income	11,647,909	2,371,399	33,469,860	3,609,914

Income (loss) before income tax benefit	8,048,936	527,442	24,388,307	(2,304,562)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	8,048,936	527,442	24,388,307	(2,304,562)

Net loss attributable to noncontrolling interests of consolidated subsidiary	19,863	—	19,863	—

Net income (loss) attributable to common stockholders	$8,068,799	$527,442	$24,408,170	$(2,304,562)

Net income (loss) per share attributable to common stockholders’ information:
Basic	$0.16	$0.02	$0.49	$(0.12)
Diluted	$0.16	$0.02	$0.49	$(0.12)

Weighted average shares outstanding:
Basic	51,809,435	26,613,109	49,404,794	19,861,694
Diluted	51,809,435	26,627,941	49,404,794	19,861,694

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Noncontrolling interest in consolidated	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	stock	subsidiary	deficit	(Deficit)
Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,226)	$—	$(87,388,619)	$(6,317,379)
Stock-based compensation	—	—	311,677	—	—	—	311,677
Restricted common stock grant	530,050	530	(530)	—	—	—	—
Restricted common stock forfeitures	(22,500)	(23)	23	—	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	959,543	960	1,342,400	—	—	—	1,343,360
Issuance of common stock through underwritten public offering at $1.15 per share (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	—	2,502,136
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	—	20,806
Net loss	—	—	—	—	—	(2,334,110)	(2,334,110)

Balance, March 31, 2020	16,067,928	16,068	87,390,377	(2,157,226)	—	(89,722,729)	(4,473,510)

Stock-based compensation	—	—	376,738	—	—	—	376,738
Restricted common stock grant	135,450	135	(135)	—	—	—	—
Restricted common stock forfeitures	(12,750)	(13)	13	—	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	1,664,669	1,665	1,679,660	—	—	—	1,681,325
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	—	5,203,122
Issuance of common stock upon exercise of stock options	1,875	2	7,798				7,800
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	—	721,141

Net loss	—	—	—	—	—	(497,894)	(497,894)

Balance, June 30, 2020	26,645,118	26,645	105,697,031	(2,157,226)	—	(90,220,623)	13,345,827

Stock-based compensation	—	—	498,356	—	—	—	498,356
Restricted common stock grant	181,091	181	(181)	—	—	—	—
Issuance of common stock for services rendered	10,000	10	30,690	—	—	—	30,700
Net income	—	—	—	—	—	527,442	527,442

Balance, September 30, 2020	26,836,209	$26,836	$106,225,896	$(2,157,226)	$—	$(89,693,181)	$14,402,325

Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	$—	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Net income	—	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	51,577	122,157,360	(2,157,226)	—	(68,292,642)	51,759,069

Stock-based compensation	—	—	330,213	—	—	—	330,213
Net loss	—	—	—	—	—	(5,382,487)	(5,382,487)

Balance, June 30, 2021	51,577,209	51,577	122,487,573	(2,157,226)	—	(73,675,129)	46,706,795

Stock-based compensation	—	—	491,950	—	—	—	491,950
Issuance of common stock as consideration for acquisition	719,738	720	989,640		—		990,360
Restricted common stock grant	406,000	406	(406)		—
Net income	—	—	—	—	(19,863)	8,068,799	8,048,936

Balance, September 30, 2021	52,702,947	$52,703	$123,968,757	$(2,157,226)	$(19,863)	$(65,606,330)	$56,238,041

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$24,388,307	$(2,304,562)
Adjustments to reconcile net income (loss) to net cash flows used in by operating activities:
Depreciation and amortization	239,630	189,390
Gain on extinguishment of debt	(10,000)	—
Stock based compensation	1,148,327	1,186,771
Change in fair value of warrant derivative liabilities	(33,274,039)	—
Provision for inventory obsolescence	339,668	254,109
Amortization of discount on unsecured promissory notes	—	86,867
Change in fair value of short-term investments	28,210	—
Change in fair value of secured convertible notes	—	1,300,252
Change in fair value of proceeds investment agreement	—	(5,250,000)
Provision for doubtful accounts receivable	(527)	—
Issuance of common stock for services rendered	—	30,700
Debt issuance costs	—	34,906

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	337,364	(728,917)
Accounts receivable – other	111,768	(370,123)
Inventories	(1,767,724)	(967,324)
Income tax refund receivable	—	44,650
Prepaid expenses	(3,445,546)	(1,914,855)
Operating lease right of use assets	(27,875)	(669,662)
Other assets	(752,324)	(110,679)

Increase (decrease) in:
Accounts payable	(475,256)	(1,281,246)
Accrued expenses	209,833	(129,593)
Income taxes payable	(5,331)	(4,776)
Operating lease obligations	14,757	633,505)
Contract liabilities	709,977	(145,018)

Net cash used in operating activities	(12,230,781)	(10,115,605)

Cash Flows from Investing Activities:
Purchases of property, building and equipment	(5,575,021)	(599,449)
Additions to other intangible assets	(239,139)	(40,277)
Additions to investments	—	(250,000)
Cash paid for Nobility Healthcare Division acquisition, net of cash acquired	(1,012,552)	—
Cash paid for Nobility Healthcare Division acquisition, net of cash acquired	(2,270,000)	—
Cash paid for TicketSmarter acquisition, net of cash acquired	(8,361,808)	—
Restricted cash related to TicketSmarter acquisition	(500,000)	—

Net cash used in investing activities	(17,958,520)	(889,726)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of pre-funded warrants	53,224,000	—
Net proceeds from sale of common stock in registered direct offerings	13,346,600	—
Proceeds from unsecured promissory note payable, related party	—	319,000
Proceeds from unsecured promissory note payable	—	100,000
Proceeds from promissory notes payable	—	1,568,900
Proceeds from issuance of common stock upon exercise of warrants	—	5,203,122
Proceeds from issuance of secured convertible notes payable	—	1,500,000
Proceeds from sale of common stock in underwritten public offering	—	12,829,241
Proceeds from exercise of stock options	—	7,800
Principal payment on subordinated notes payable	—	(400,000)
Principal payment on secured convertible notes	—	(748,180)
Principal payments on unsecured promissory note payable, related party	—	(319,000)
Debt issuance costs	—	(34,906)
Principal payment on proceeds investment agreement	—	(1,250,000)

Net cash provided by financing activities	66,570,600	18,775,977

Net increase in cash and cash equivalents	36,381,299	7,770,646
Cash and cash equivalents, beginning of period	4,361,758	359,685

Cash and cash equivalents, end of period	$40,743,057	$8,130,331

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$128,911

Cash payments for income taxes	$7,581	$4,776

Supplemental disclosures of non-cash investing and financing activities:
Issuance of contingent consideration earn-out agreement for business acquisition	$4,244,400	$—

Issuance of contingent consideration promissory note for business acquisitions	$1,000,000	$—

Assets assumed in business acquisitions	$7,366,399	$—

Liabilities assumed in business acquisitions	$5,494,417	$—

Common stock issued as consideration for business acquisitions	$990,360	$—

Restricted common stock grant	$856	$845

Restricted common stock forfeitures	$8	$36

Cashless exercise of common stock purchase warrants	$0	$7

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$51,216,058	$—

Issuance of common stock upon conversion of secured convertible notes	$—	$3,024,685

Amounts allocated to common stock purchase warrants in connection with issuance of unsecured promissory note payable	$—	$741,947

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”) produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications; also offering revenue cycle management solutions, ticket resale marketplace, and ticketing services. The Company’s products include, among others; in-car digital video/audio recorders contained in a rear-view mirror for use in law enforcement and commercial fleets; a system that provides its law enforcement customers with audio/video surveillance from multiple vantage points and hands-free automatic activation of body-worn cameras and in-car video systems; a miniature digital video system designed to be worn on an individual’s body; and cloud storage solutions. The Company added two new lines of branded products: (1) the ThermoVu® line, which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) the Shield™ disinfectant and cleanser line, which is for use against viruses and bacteria and which we began offering to the Company’s law enforcement and commercial customers beginning late in the second quarter of 2020. Both product lines are manufactured by third parties. In addition, the Company has active research and development programs to adapt its technologies to other applications. It can integrate electronic, radio, computer, mechanical, and multi-media technologies to create unique solutions to address needs in a variety of other industries and markets, including mass transit, school bus, taxicab and the military. The Company sells its products to law enforcement agencies, private security customers and organizations, and consumer and commercial fleet operators through direct sales domestically and third-party distributors internationally. Additionally, through our Digital Ally Healthcare, LLC subsidiary, the Company has expanded into the revenue cycle management solutions field, helping provide working capital and back-office services to healthcare organizations throughout the country. Lastly, through the Company’s recently formed TicketSmarter, Inc. subsidiary, it has entered the online ticketing platform through TicketSmarter.com, as a unique marketplace for buyers and sellers of tickets for live events throughout the country.

The Company was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

Basis of Presentation:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, and the unaudited financial statements and footnotes included in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021.

COVID-19 pandemic:

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily law-enforcement and commercial customers. However, the Company is beginning to experience an increase in demand for the three months ended September 30, 2021, compared to the same period in 2020.

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

The actions the Company has taken so far during the COVID-19 pandemic include, but are not limited to:

●	requiring all employees who can work from home to work from home;

●	increasing its IT networking capability to best assure employees can work effectively outside the office; and

●	for employees who must perform essential functions in one of its offices:

●	having employees maintain a distance of at least six feet from other employees whenever possible;

●	having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	having employees stay segregated from other employees in the office with whom they require no interaction; and

●	requiring unvaccinated employees to wear masks while they are in the office whenever possible.

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

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc, and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. Lastly, the Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate the global ticketing operations.

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

The Company sells its products and services to customers in the following manner:

●	Product sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Product sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

●	Service sales through the Company’s Nobility Healthcare subsidiary are driven through relationships with medium to large healthcare organizations, in which revenue is recognized upon execution of services. Through the Company’s TicketSmarter subsidiary, service sales are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction.

Sales taxes collected on products sold are excluded from revenues and are reported as accrued expenses in the accompanying balance sheets until payments are remitted.

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue, software revenue, revenue cycle management services, and ticket marketplace services. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service or other software-based products is over the term of the contract warranty or service period. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term, as long as the other revenue recognition criteria have been met.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with numerous major financial institutions. At September 30, 2021 and December 31, 2020, the uninsured balance amounted to $38,152,409 and $3,653,192, respectively.

Accounts Receivable:

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. One individual customer receivable balances exceeded 10% of total accounts receivable as of September 30, 2021 and December 31, 2020, which totaled $558,729 or 24% and $319,000 or 19% of total accounts receivable, respectively.

Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Goodwill and Other Intangibles

Goodwill - In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of December 31, and more frequently if events and circumstances indicate that goodwill might be impaired. The Company has just recently completed several acquisitions that generated goodwill that will be subject to impairment testing for the first time on December 31, 2021.

Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Traditionally, goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating an implied fair value of goodwill. The Company has adopted ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, the Company compares the fair value of a reporting unit with its respective carrying value and recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others.

Long-lived and Other Intangible Assets - The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the operating segment level.

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of December 31, 2020 and concluded that there was no impairment.

Other intangible assets that have finite lives are amortized over their useful lives.

Segments of Business:

Management has determined that, due to recent business acquisitions, its operations are comprised of three reportable segments: Digital Ally, TicketSmarter, and Nobility Healthcare. For the three and nine months ended September 30, 2021 and 2020, sales by segment were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales by segment:
Digital Ally
Product	$1,356,454	$2,958,579	$4,988,364	$5,779,387
Service and other	672,206	630,061	2,069,797	1,967,881
Total Digital Ally	2,028,660	3,588,640	7,058,161	7,747,268

TicketSmarter
Service and other	2,050,679	—	2,050,679	—
Total TicketSmarter	2,050,679	—	2,050,679	—

Nobility Healthcare
Service and other	560,483	—	560,483	—
Total Nobility Healthcare	560,483	—	560,483	—

Total	$4,639,822	$3,588,640	$9,669,323	$7,746,576

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw material and component parts	$3,068,418	$3,186,426
Work-in-process	15,506	1,908
Finished goods	10,827,344	6,974,291

Subtotal	13,911,268	10,162,625
Reserve for excess and obsolete inventory	(2,300,019)	(1,960,351)

Total	$11,611,249	$8,202,274

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $156,261 and $138,263 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	September 30, 2021	December 31, 2020
Economic injury disaster loan (EIDL)	$150,000	$150,000
Payroll protection program loan (PPP)	—	10,000
Contingent consideration promissory note - Nobility Healthcare Division Acquisition	350,000	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	650,000	—
Contingent consideration earn-out Agreement – TicketSmarter Acquisitions	4,244,400	—

Debt obligations	5,394,400	160,000
Less: current maturities of debt obligations	4,547,421	11,727
Debt obligations, long-term	$846,979	$148,273

Debt obligations mature as follows as of September 30, 2021:

September 30, 2021
2021 (October 1, 2021 to December 31, 2021)	$4,245,882
2022	403,049
2023	403,166
2024	203,286
2025	3,412
2026 and thereafter	135,605

Total	$5,394,400

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

Contingent Consideration Promissory Notes

On June 30, 2021, Nobility Healthcare, LLC, a subsidiary of the Company, issued a contingent consideration promissory note (the “Contingent Note”) in connection with the Stock Purchase Agreement between Nobility and a private Company (the “Seller”) of $350,000. The Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Contingent Note is subject to an earn-out adjustment, being the difference between the $975,000 (the “Projected Revenue”) and the cash basis revenue (the “Measurement Period Revenue”) collected by the Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the Measurement Period Revenue is less than the Projected Revenue, such amount will be subtracted from the principal balance of this Contingent Note on a dollar-for-dollar basis. If the Measurement Period Revenue is more than the Projected Revenue, such amount will be added to the principal balance of this Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Contingent Note as a result of the earn-out adjustments.

The contingent consideration promissory note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Management will continue to estimate the fair value of this Contingent Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

On August 31, 2021, Nobility Healthcare, LLC, a subsidiary of the Company, issued a contingent consideration promissory note (the “Contingent Payment Note”) in connection with the Stock Purchase Agreement between Nobility and a private Company (the “Sellers”) of $650,000. The Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Contingent Payment Note is subject to an earn-out adjustment, being the difference between the $3,000,000 (the “Projected Revenue”) and the cash basis revenue (the “Measurement Period Revenue”) collected by the Sellers in its normal course of business from the clients existing on September 1, 2021, during the period from December 1, 2021 through November 30, 2022 (the “Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the Measurement Period Revenue is less than the Projected Revenue, such amount will be subtracted from the principal balance of this Contingent Payment Note on a dollar-for-dollar basis. If the Measurement Period Revenue is more than the Projected Revenue, such amount will be added to the principal balance of this Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Contingent Payment Note as a result of the earn-out adjustments.

The contingent consideration promissory note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Management will continue to estimate the fair value of this Contingent Payment Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

Contingent consideration earn-out Agreement – TicketSmarter Acquisition

On September 1, 2021, TicketSmarter, Inc., a subsidiary of the Company, issued a contingent consideration earn-out agreement (the “TicketSmarter Earn-Out”) in connection with the Stock Purchase Agreement between TicketSmarter, Inc., Goody Tickets, LLC and TicketSmarter, LLC (“TicketSmarter”) of $4,244,400. The TicketSmarter Earn-Out shall be payable with ninety percent (90%) readily available funds and ten percent (10%) in stock consideration. The principal amount of the TicketSmarter Earn-Out is subject to an earn-out adjustment, being the difference between the $2,896,829 (the “Projected EBITDA”) and the actual EBITA (the “Measurement Period EBITDA”) generated by TicketSmarter in its normal course of business, during the period from September 1, 2021 through December 31, 2021 (the “Measurement Period”). If the Measurement Period EBITDA is less than seventy percent (70%) of the Projected EBITDA, there will be zero contingent payment. If the Measurement Period EBITDA is between seventy percent (70%) and one hundred percent (100%) of the Projected EBITDA, then a fractional amount of the contingent payment will be paid out. If the Measurement Period EBITDA is more than the Projected EBITDA, the full principal balance of this TicketSmarter Earn-Out will be paid out. In no event will the principal balance of this TicketSmarter Earn-Out become a negative number. The maximum downward earn-out adjustment to the earn-out balance will be to reduce the balance to zero.

The contingent consideration earn-out is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration earn-out at its estimated fair value of $4,244,400 at the acquisition date. Management will continue to estimate the fair value of this TicketSmarter Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$17,942,020	$17,942,020
Contingent consideration promissory notes and earn-out agreement	—	—	5,244,400	5,244,400
	$—	$—	$23,186,420	$23,186,420

December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent consideration promissory note	—	—	—	—
	$—	$—	$—	$—

The following table represents the change in Level 3 tier value measurements for the nine months ended September 30, 2021:

	Contingent Consideration Promissory Note	Warrant Derivative Liabilities

Balance, December 31, 2020	$—	$—

Issuance of detachable warrants in the January 14, 2021 Offering	—	21,922,158

Issuance of detachable warrants in the February 1, 2021 Offering	—	27,476,352

Issuance of detachable pre-funded warrants in the January 14, 2021 Offering	—	378,615

Issuance of detachable pre-funded warrants in the February 1, 2021 Offering	—	1,438,934

Transition of derivative warrant liability to equity on pre-funded warrants	—	—

Change in fair value of warrant derivative liabilities	—	(24,552,257)

Balance, March 31, 2021	—	26,663,802

Issuance of contingent consideration promissory note - Nobility Healthcare Division Acquisition	350,000	—

Change in fair value of financial instruments	—	2,863,422

Balance, June 30, 2021	$350,000	$29,527,224

Issuance of contingent consideration promissory note - Nobility Healthcare Division Acquisition	650,000	—

Issuance of contingent consideration earn-out agreement - TicketSmarter Acquisition	4,244,400	—

Change in fair value of financial instruments		(11,585,204)

Balance, September 30, 2021	$5,244,400	$17,942,020

NOTE 5. ACCRUED EXPENSES

Accrued expenses comprised of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued warranty expense	$14,278	$31,845
Accrued litigation costs	250,000	250,000
Accrued sales commissions	40,328	38,294
Accrued payroll and related fringes	599,030	199,850
Accrued sales returns and allowances	47,272	26,069
Accrued sales taxes	46,002	53,627
Other	222,048	196,409

	$1,218,958	$796,094

Accrued warranty expense comprised of the following for the nine months ended September 30, 2021:

Beginning balance	$31,845
Provision for warranty expense	41,040
Charges applied to warranty reserve	(58,607)

Ending balance	$14,278

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended September 30, 2021 and 2020 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2021 primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $76 million in net operating loss carryforwards to offset future taxable income as of September 30, 2021.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Land	$789,734	$59,226
Buildings	4,909,478	363,215
Equipment	552,135	507,676
Leasehold improvements	143,327	289,865
	6,394,674	1,219,982
Less: accumulated depreciation	(326,419)	(553,182)

Total property, plant and equipment, net	$6,068,255	$666,800

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

Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $177,959 and $115,196, respectively, and is included in general and administrative expenses.

NOTE 8. OPERATING LEASES

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was sixty-three months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2021 was 25 months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its majority owned subsidiary, Nobility Healthcare, LLC. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was thirty-four months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its majority owned subsidiary, Nobility Healthcare, LLC. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was eighteen months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC (“TicketSmarter Acquisition”), through its wholly owned subsidiary, TicketSmarter, Inc. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter Inc.’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was fifteen months.

Lease expense related to the office spaces and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the five operating leases was $144,443 for the nine months ended September 30, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2021:

Assets:
Operating lease right of use assets	$1,109,463

Liabilities:
Operating lease obligations-Long-term portion	$795,704
Operating lease obligations-Current portion	384,222
Total operating lease obligations	$1,179,926

The components of lease expense were as follows for the nine months ended September 30, 2021:

Selling, general and administrative expenses	$144,443

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021 (October 1, to December 31, 2021)	$109,948
2022	445,635
2023	264,329
2024	191,059
2025	173,333
Thereafter	175,113
Total undiscounted minimum future lease payments	1,359,417
Imputed interest	(179,491)
Total operating lease liability	$1,179,926

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses	$331,252	$61,668	$278,324	$104,099	$52,872	$51,227
Patents and Trademarks	444,636	188,111	247,785	264,490	135,236	129,254

	775,888	249,779	526,109	368,589	188,108	180,481

Unamortized intangible assets:
Goodwill	15,884,308	—	15,884,308	—	—	—
Patents and trademarks pending	44,529	—	44,529	212,083	—	212,083

Total	$16,704,725	$249,779	$16,454,946	$580,672	$188,108	$392,564

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

NOTE 10. COMMITMENTS AND CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to impact our business in March 2020. By that time, much of the Company’s first fiscal quarter was completed. During the balance of 2020 and the first quarter of 2021, the Company observed recent decreases in demand from certain customers, including primarily law-enforcement and commercial customers. However, we are beginning to experience an increase in demand during the quarters ended June 30, 2021 and September 30, 2021, compared to the same periods in 2020.

Given the fact that the Company’s products and services are sold through a variety of distribution channels, the Company expects sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. The Company is aware that many companies, including many current suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although the Company observed a slight increase in demand for products from certain customers during the quarter ended September 30, 2021, the Company believes that the impact of the COVID-19 remains too fluid and unknown, hindering the Company from determining the long-term demand for current products. The Company also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

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

The actions we have taken so far during the COVID-19 pandemic include, but are not limited to:

●	Requiring all employees who can work from home to work from home;

●	Increasing its IT networking capability to best assure employees can work effectively outside the office; and

●	For employees who must perform essential functions in one of its offices:

●	Having employees maintain a distance of at least six feet from other employees whenever possible;

●	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

●	Having employees stay segregated from other employees in the office with whom they require no interaction; and

●	Requiring unvaccinated employees to wear masks while they are in the office whenever possible.

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

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded pretax compensation expense related to the grant of stock options and restricted stock issued of $491,950 and $498,356 for the three months ended September 30, 2021 and 2020 and $1,148,327 and $1,186,771 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”).. The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 20,178 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2021 total 7,064. The 2006 Plan terminated during 2016 with 35,474 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2021 total 30,125. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2021.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 1,091,438 shares remained available for awards under the various Plans as of September 30, 2021.

On July 8, 2020, the Company’s board of directors approved the grant of options to purchase 300,000 shares of Common Stock at an exercise price of $1.67 per of which (i) options to purchase 75,000 shares of Common Stock were fully vested at the time of grant and (ii) options to purchase 225,000 shares of Common Stock are subject to vesting ratably on a quarterly basis through May 31, 2022.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the nine months ended September 30, 2021:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	838,313	$3.20
Granted	300,000	1.67
Exercised	—	—
Forfeited	(46,875)	(12.13)
Outstanding at September 30, 2021	1,091,438	$2.39
Exercisable at September 30, 2021	866,438	$2.58

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the nine months ended September 30, 2021 was $466,831. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2021:

Volatility – range	113.47%
Risk-free rate	1.3%
Contractual term	10.0 years
Exercise price	$1.67

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2021 and 2020.

The aggregate intrinsic value of options outstanding was $-0-, and the aggregate intrinsic value of options exercisable was $-0- at September 30, 2021 and December 31, 2020.

As of September 30, 2021, the unrecognized portion of stock compensation expense on all existing stock options was $350,123.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2021:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	715,000	8.8 years	490,000	8.4 years
$2.50 to $3.49	310,313	6.6 years	310,313	6.6 years
$3.50 to $4.49	45,750	3.4 years	45,750	3.4 years
$4.50 to $6.99	15,000	0.3 years	15,000	0.3 years
$7.00 to $9.52	5,375	0.1 years	5,375	0.1 years

	1,091,438	7.8 years	866,438	7.3 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	720,125	$1.69
Granted	856,000	2.07
Vested	(505,250)	(1.95)
Forfeited	(7,500)	(1.08)
Nonvested balance, September 30, 2021	1,063,375	$1.87

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2021, there were $1,354,329 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 60 months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021 (October 1, 2021 through December 31, 2021)	6,000
2022	585,375
2023	358,000
2024	54,000
2025	30,000
2026	30,000

NOTE 12. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 26,808,598 shares of common stock at $2.60 to $5.00 per share as of September 30, 2021. The warrants expire from December 30, 2021 through September 18, 2026 and under certain circumstances allow for cashless exercise.

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

On August 19, 2021, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with the Investors cancelling February Warrants exercisable for an aggregate of 7,681,540 shares of Common Stock in consideration for its issuance of (i) new warrants (the “Exchange Warrants”) to the Investors exercisable for an aggregate of up to 7,681,540 shares of Common Stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of Common Stock exercisable thereunder, representing an aggregate of 6,618,460 shares of Common Stock, and extended the expiration date of the February Warrants to September 18, 2026. The Exchange Warrants provide for an initial exercise price of $3.25 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of September 30, 2021:

	Issuance date assumptions	September 30, 2021 assumptions
Volatility - range	106.6 – 166.6%	105.2%
Risk-free rate	0.08 - 0.49%	0.98%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.3 - 5 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the nine months ended September 30, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the nine months ended September 30, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2021:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2021	3,388,364	$6.24
Granted	42,550,000	3.11
Exercised	(18,250,000)	2.92
Cancelled	(879,766)	13.43
Vested Balance, September 30, 2021	26,808,598	$3.29

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2021 and the weighted average remaining term is 52.2 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2021:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	1.8 years
$3.00	316,800	1.5 years
$3.25	24,300,000	4.7 years
$3.36	733,333	1.2 years
$3.65	167,000	0.7 years
$3.75	25,753	0.9 years
$5.00	800,000	0.2 years

	26,808,598	4.4 years

NOTE 13. STOCKHOLDERS’ EQUITY

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

The Company received approximately $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of September 30, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfillment and for general corporate purposes.

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

The Company received approximately $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) in net proceeds from the Second Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of September 30, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Second Offering for working capital, product development, order fulfillment and for general corporate purposes.

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

On September 20, 2021, the board of directors approved the grant of 406,000 shares of common stock to employees of the Company. A total of 26,000 shares vested immediately upon grant and the remaining 380,000 shares will generally vest in varying amounts over the next 5 years, provided that each grantee remains an employee on such vesting dates.

Issuance of Common Stock as Consideration for the TicketSmarter Acquisition.

On September 2, 2021, the Company issued a total of 719,738 shares of common stock as a portion of the consideration paid for the acquisition of Goody Tickets, LLC and TicketSmarter, LLC. See Note 16.

NOTE 14. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted income per share – Net income (loss) attributable to common stockholders	$8,068,799	$527,442	$24,408,170	$(2,304,562)

Denominator for basic loss per share – weighted average shares outstanding	51,809,435	26,613,109	49,404,794	19,861,694

Dilutive effect of shares issuable under stock options outstanding	—	14,832	—	—

Dilutive effect of shares issuable under common stock purchase warrants and convertible debt outstanding	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	51,809,435	26,627,941	49,404,794	19,861,694

Net income (loss) per share attributable to common stockholders:
Basic	$0.16	$0.02	$0.49	$(0.12)
Diluted	$0.16	$0.02	$0.49	$(0.12)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

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

On June 30, 2021, Nobility Healthcare completed the acquisition of a private medical billing company (the “Healthcare Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $850,000. In addition to the Initial Payment Amount, Nobility Healthcare agreed to issue a promissory note to the stockholders of the Healthcare Acquisition in the principal amount of $350,000 that is subject to an earn-out adjustment. Lastly, included in the agreement, Nobility Healthcare agreed to pay in full the balance due under a promissory note issued by the selling shareholders prior to this agreement, including the principal and accrued interest, totaling $162,552 at the closing date. The Company anticipates the earn-out to be paid in full, therefore, the total aggregate purchase price of Elite was determined to be approximately $1,376,509. The total acquisition related costs of the Healthcare Acquisition aggregated $164,630, which was expensed as incurred. Subsequent to the acquisition date, the Company received further information regarding the pursed assets and assumed liabilities. As a result, the initial allocation of the purchase price was adjusted by increasing accounts receivable by $75,000 with a corresponding reduction of goodwill during the three months ended September 30, 2021.

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the Healthcare Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Healthcare Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Healthcare Acquisition was allocated to the tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the Healthcare Acquisition. The preliminary fair value of assets acquired and liabilities assumed in the Healthcare Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired, including $13,957 of acquired cash	$88,957
Goodwill	1,125,000
Liabilities assumed consisting of a promissory note issued by the Selling shareholders which was paid off at closing	162,552
Total assets acquired and liabilities assumed	$1,376,509
Consideration:
Cash paid at Healthcare Acquisition date	$1,026,509
Contingent consideration	350,000

Total Healthcare Acquisition purchase price	$1,376,509

On August 31, 2021, Nobility Healthcare completed the acquisition of another private medical billing company (the “Medical Billing Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $2,270,000. In addition to the Initial Payment Amount, Nobility Healthcare agreed to issue a promissory note to the stockholders of the Medical Billing Acquisition in the principal amount of $650,000 that is subject to an earn-out adjustment. The Company anticipates the earn-out to be paid in full, therefore, the total aggregate purchase price of the Medical Billing Acquisition was determined to be approximately $2,920,000. The total acquisition related costs of the Medical Billing Acquisition aggregated $5,602, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the Medical Billing Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Medical Billing Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the Medical Billing Acquisition. The preliminary fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired	$202,901
Goodwill	2,920,000
Liabilities assumed pursuant to stock purchase agreement	(202,901)
Total assets acquired and liabilities assumed	$2,920,000
Consideration:
Cash paid at acquisition date	$2,270,000
Contingent consideration	650,000

Total acquisition purchase price	$2,920,000

NOTE 16. TICKETSMARTER ACQUISTION

On September 1, 2021, Digital Ally, Inc. formed TicketSmarter, Inc. (“TicketSmarter”), through which the Company completed the acquisition of Goody Tickets, LLC, a Kansas limited liability company (“Goody Tickets”) and TicketSmarter, LLC, a Kansas limited liability company (“TicketSmarter LLC”), collectively the “TicketSmarter Acquisition”. In accordance with the stock purchase agreement, the Company agreed to an initial payment (the “Initial Payment Amount”) of $9,403,600 through a combination of cash and common stock. In addition to the Initial Payment Amount, the Company agreed to issue an earn-out agreement to the stockholders of Goody Tickets and TicketSmarter LLC in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021. Lastly, included in the agreement, the Company agreed to place $500,000 in escrow, subject to a working capital adjustment based on actual working capital amounts on the acquisition date as defined in the agreement, this amount was subject to disbursement 45 days following the close of the acquisition. The parties completed the working capital adjustment resulting in the Company retaining $297,726 of the escrow amount with the $202,274 released to the Sellers. The Company anticipates the earn-out amount to be paid in full, therefore, the total aggregate purchase price of the TicketSmarter Acquisition was determined to be approximately $13,850,274. The total acquisition related costs of the TicketSmarter Acquisition aggregated $40,625, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the TicketSmarter Acquisition has been allocated to Goody Tickets’ and TicketSmarter LLC’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the TicketSmarter Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The TicketSmarter Acquisition was structured as a stock purchase, however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the TicketSmarter Acquisition was allocated to Goody Tickets’ and TicketSmarter LLC’s tangible assets, goodwill, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the TicketSmarter Acquisition. The preliminary fair value of assets acquired, and liabilities assumed in the TicketSmarter Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired, including $51,432 of cash acquired	$7,139,930
Goodwill	11,839,308
Liabilities assumed	(5,128,964)
Net assets acquired and liabilities assumed	$13,850,274
Consideration:
Cash paid at TicketSmarter Acquisition date	$8,413,240
Common stock issued as consideration for TicketSmarter Acquisition at date of acquisition	990,360
Contingent consideration earn-out agreement	4,244,400
Cash paid at closing to escrow amount	500,000
Cash retained from escrow amount pursuant to settlement of working capital target	(297,726)

Total TicketSmarter Acquisition purchase price	$13,850,274

NOTE 17. RELATED PARTY TRANSACTIONS

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during fiscal 2020 and 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2020, such as the Shield™ disinfectant/sanitizers products and ThermoVU® temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, FirstVU HD and DVM-250 products; (16) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (26) the sale of substantial amounts of our common stock, par value $0.001 per share (the “Common Stock”), that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (27) the possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (28) our nonpayment of dividends and lack of plans to pay dividends in the future; (29) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our Common Stock, lower our value and make it more difficult for us to raise capital; (30) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (31) the likely high volatility of our stock price due to a number of factors, including a relatively limited public float; (32) whether such technology will have a significant impact on our revenues in the long-term; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

We supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the DVM-800 and DVM-800 Lite, which are in-car digital video mirror systems for law enforcement; the FirstVU and the FirstVU HD, which are body-worn cameras; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the DVM-250 and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVU and VuLink, which are our cloud-based evidence management systems. We introduced the EVO-HD product in the second quarter of 2019 and began full-scale deliveries in the third quarter 2019, which continued through 2020 and into 2021. The EVO-HD is designed and built on a new and highly advanced technology platform that will become the platform for a new family of in-car video solution products for the law enforcement and commercial markets. We believe that the launch of these new products will help to reinvigorate our in-car and body-worn systems revenues while diversifying and broadening the market for our product offerings. Additionally, we introduced two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020. We have recently entered the revenue cycle management (“RCM”) business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare, LLC (“Nobility Healthcare”). Nobility Healthcare, LLC completed its first acquisition on June 30, 2021 when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Additionally, through the formation of our wholly owned subsidiary, TicketSmarter, Inc. (“TicketSmarter”) and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021, we have entered into the online ticketing marketplace through the online platform TicketSmarter.com.

We experienced operating losses for the first, second, and third quarters of 2021 and all quarters during 2020. The following is a summary of our recent operating results on a quarterly basis:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total revenue	$4,639,822	$2,493,671	$2,535,829	$2,798,291	$3,558,640
Gross profit (loss)	1,400,570	1,260,800	811,882	1,182,160	1,222,648
Gross profit margin %	30.2%	50.6%	32.0%	43.0%	34.1%
Total selling, general and administrative expenses	4,999,543	3,877,684	3,677,575	2,931,334	3,066,606
Operating loss	(3,598,973)	(2,616,884)	(2,865,693)	(1,749,174)	(1,843,958)
Operating loss %	(77.6)%	(105.0)%	(113.0)%	(63.2)%	(51.4)%
Net income (loss) attributable to common stockholders	$8,068,799	$(5,382,487)	$21,721,858	$(321,318)	$527,442

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released EVO HD, the ThermoVU® and the Shield™ line; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements; (5) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (6) most recently, the impact of COVID-19 on the economy and our business. We reported a net income of $8,068,799 on revenues of $4,639,822 for the third quarter of 2021. The income recognized in the third quarter 2021, first quarter 2021, and in the third quarter 2020 ended a series of quarterly losses resulting from competitive pressures, supply chain problems, increases in inventory reserves as our current product suite ages, product quality control issues, product warranty issues, and litigation expenses relating to patent infringement claims.

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

For the Three Months Ended September 30, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the three months ended September 30, 2021 and 2020, represented as a percentage of total revenues for each respective year:

	Three months ended September 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	70%	66%

Gross profit	30%	34%
Selling, general and administrative expenses:
Research and development expense	11%	11%
Selling, advertising and promotional expense	33%	22%
General and administrative expense	65%	52%

Total selling, general and administrative expenses	108%	85%

Operating loss	(78)%	(51)%

Change in fair value of proceeds investment agreement	—%	66%
Change in fair value of derivative liabilities	250%	—%
Other income and interest expense, net	2%	—%

Income before income tax benefit	173%	15%
Income tax (provision)	—%	—%

Net income	173%	15%

Net loss attributable to noncontrolling interests of consolidated subsidiary	1%	—%

Net income (loss) attributable to common stockholders	174%	15%

Net income (loss) per share attributable to common stockholders information:
Basic	$0.16	$0.02
Diluted	$0.16	$0.02

Revenues

We sell our video recording products and services to law enforcement and commercial customers in the following manner:

●	Product sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Product sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

●	Service sales through Nobility Healthcare are driven through relationships with medium to large healthcare organizations, in which revenue is recognized upon execution of services. Through TicketSmarter, service sales are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Nobility Healthcare offers leading-edge revenue cycle management solutions to medium and large healthcare organizations throughout the country. Nobility Healthcare’s customers are spread across a wide range of practices and specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine, and cardiology.

TicketSmarter is a ticket resale marketplace with seats offered at over 125,000 live events, with over 48 million tickets for sale through its TicketSmarter.com platform. TicketSmarter is committed to developing meaningful relationships with conferences, teams, and charities across the country.

The COVID-19 pandemic had an impact on all of our revenue streams in the third quarter 2021 and we expect it to adversely affect our revenues during the remainder of 2021. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new ShieldTM disinfectant/sanitizer and ThermoVU® product lines.

Revenues for each of the third quarters of 2021 and 2020 were derived from the following sources:

	Three months ended September 30,
	2021	2020
DVM-800	11%	21%
ThermoVU/Shield	1%	31%
FirstVu HD	5%	11%
Cloud service revenue	6%	6%
Extended warranty revenue	6%	—%
EVO-HD	4%	6%
Repair and service	1%	10%
TicketSmarter sales	12%	—%
TicketSmarter TNP sales	33%	—%
Nobility Healthcare RCM	10%	—%
Nobility Healthcare credentialing and services	2%	—%
Accessories and other revenues	9%	15%

	100%	100%

Product revenues for the three months ended September 30, 2021 and 2020 were $1,356,454 and $2,958,579 respectively, a decrease of $1,602,125 (54%), due to the following factors:

●	The Company generated revenues totaling over $39,075 during the three months ended September 30, 2021 compared to $1,128,849 for the same period in 2020 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu® was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu® has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu® provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined during the three months ended September 30, 2021 compared to the same period in 2020,due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019 but sales in 2020 were hampered due to the COVID-19 pandemic. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic. We experienced continued interest in our EVO-HD, which resulted in increased revenues during the third quarter of 2021 and believe that customers are recognizing and are attracted to its advanced features.

●

The COVID-19 pandemic has continued to delay the shipment of certain law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement decreased in the third quarter of 2021 compared to the same period in 2020, as the impact of the COVID-19 pandemic continues to impact our business.

The COVID-19 pandemic impact remains relevant, as the shipment of commercial orders in the third quarter of 2021 remain slow, as cruise lines, taxi cabs, paratransit and other commercial customers continue to deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers decreased in the third quarter of 2021 compared to the same period in 2020 due to the impact of the COVID-19 pandemic.

●	Management has been focusing on migrating customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in hardware sales as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service. In that respect, we introduced in the second quarter of 2020 a monthly subscription plan for our body worn cameras and related equipment that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. We have noticed significant interest and success with this program, as we experienced a vast increase in our subscription contracts during the third quarter of 2021 compared to the same period in 2020. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues for the three months ended September 30, 2021 and 2020 were $3,283,368 and $630,061, respectively, which is an increase of $2,653,307 (421%), due to the following factors:

●	Cloud revenues were $264,594 and $217,535 for the three months ended September 30, 2021 and 2020, respectively, an increase of $47,059 (22%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system. However, the fallout from the COVID-19 pandemic and related business shut-downs adversely affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $298,840 and $322,887 for the three months ended September 30, 2021 and 2020, respectively, which is a decrease of $24,047 (7%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the effects from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales over the three months ended September 30, 2021 compared to the same period in 2020.

●	Installation service revenues were $22,087 and $51,423 for the three months ended September 30, 2021 and 2020, respectively, which is a decrease of $29,336 (57%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The decrease in installation revenues in the three months ended September 30, 2021 compared to the same period 2020 was attributable to the continued effects related to the COVID-19 pandemic. Additionally, our newer products require less installation services, as the products are further along in the set-up process prior to leaving the warehouse.

●	Revenues from building rental income were $143,827 and $-0- for the three months ended September 30, 2021 and 2020, respectively, an increase of $143,827 (100%). The Company completed the purchase of an office/warehouse building in May 2021, in which current tenants were under a lease agreement. The agreement closed August 30, 2021.

●	Revenues from TicketSmarter services were $2,050,679 and $-0- for the three months ended September 30, 2021 and 2020, respectively, an increase of $2,050,679 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. This increase reflects just one month of revenues within the new wholly-owned subsidiary, presenting a strong outlook moving forward.

●	Revenues from Nobility Healthcare services were $560,484 and $-0- for the three months ended September 30, 2021 and 2020, respectively, an increase of $560,484 (100%). The Company completed the acquisitions of a private medical billing company on June 30, 2021 and another private medical billing company on August 31, 2021, thus resulting in the new revenue stream for the third quarter of 2021 for the Company. Nobility Healthcare provided revenue cycle management solutions and back-office services to healthcare organizations throughout the country. This increase reflects three months of the first acquired medical billing company revenues and just one month of the second acquired medical billing company revenues within the new wholly-owned subsidiary, presenting a strong outlook moving forward.

Total revenues for the three months ended September 30, 2021 and 2020 were $4,639,822 and $3,588,640 respectively, an increase of $1,051,182 (29%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the three months ended September 30, 2021 and 2020 was $1,197,217 and $2,177,676, respectively, a decrease of $980,459 (45%). The decrease in cost of goods sold for products is due to numerous factors in the period during 2020 that were not relevant to the same period in 2021. In the 2020 period, the Company experienced a move to its new warehouse facility, and a significant manufacturing slow down caused by the COVID-19 pandemic causing unfavorable overhead and labor variances for production in the second quarter of 2020, which management had decided to expense as a period cost. For the same period in 2021, the Company did not experience these factors, but further reduced the inventory reserve. Additionally, the decrease in cost of product revenues correlates directly with the decrease in revenues for the three months ended September 30, 2021 compared to the same period in 2020.

Cost of service and other revenues for the three months ended September 30, 2021 and 2020 was $2,042,035 and $188,316, respectively, an increase of $1,853,719 (984%). The increase in service and other cost of goods sold is due to the expansion in service revenue streams through the acquisitions, and in particular, the TicketSmarter acquisition, completed during the three months ended September 30, 2021, of which would not be relevant for comparison to the same period in 2020. Our cost of service revenues as a percentage of revenues generated by TicketSmarter and the Nobility Healthcare are at a much higher percentage than our traditional law enforcement/commercial video sales. TicketSmarter and the Nobility Healthcare revenues represented 45% of total revenues for the three months ended September 30, 2021 which resulted in a substantially higher cost of revenues for the three months ended September 30, 2021 compared to the 2020 period.

Total cost of sales as a percentage of revenues was 70% for the three months ended September 30, 2021 compared to 66% for the three months ended September 30, 2020. We believe our gross margins will improve during the remainder of 2021 as we increase revenues (in particular service and other revenues), shipping costs moderate and continue to reduce product warranty issues.

We had $2,300,019 and $1,960,351 in reserves for obsolete and excess inventories at September 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,068,418 and $3,186,426 at September 30, 2021 and December 31, 2020, respectively, a decrease of $118,008 (4%). Finished goods balances were $10,827,344 and $6,974,291 at September 30, 2021 and December 31, 2020, respectively, an increase of $3,853,053 (55%). The slight increase in the inventory reserve is primarily due to scrapping of older version inventory component parts that were mostly or fully reserved during the three months ended September 30, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2021.

Gross Profit

Gross profit for the three months ended September 30, 2021 and 2020 was $1,400,570 and $1,222,648 respectively, an increase of $177,922 (15%). The increase is commensurate with the increase in product and service revenues during the three months ended September 30, 2021 compared to the same period in 2020. Our goal is to improve our margins over the longer-term based on the expected margins of our recent healthcare billing and TicketSmarter acquisitions together with our traditional video business including sales traction from our EVO-HD, DVM-800, VuLink, FirstVU HD, and our cloud evidence storage and management offering if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices. Lastly, we will continue to seek to further improve our margins through sensible and advantageous acquisitions as evidenced during the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,999,543 and $3,066,606 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $1,932,938 (63%). The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2021	2020
Research and development expense	$492,221	$405,082
Selling, advertising and promotional expense	1,511,682	789,854
Professional fees and expense	142,726	118,344
Executive, sales, and administrative staff payroll	846,000	506,219
Other	2,006,914	1,247,107

Total	$4,999,543	$3,066,606

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $492,221 and $405,082 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $87,139 (22%). Most of our engineers are dedicated to research and development activities for new products, primarily the ThermoVu®, ShieldTM, EVO-HD, FirstVu II and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $1,511,682 and $789,854 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $721,828 (91%). The increase primarily reflects the impact of our recent acquisition of TicketSmarter which relies heavily on digital advertising to promote the use of its ticketing services. TicketSmarter is expected to remain very involved in digital promotional and advertising space, as it is necessary to its recognition and customer trust, being a part of the live event and sports realm.

Salesman salaries and commissions represent the primary components of these costs and were $405,398 and $336,867 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $68,531 (20%). The effective commission rate was 8.7% for the three months ended September 30, 2021 compared to 9.4% for the three months ended September 30, 2020. We reduced the number of salesmen in our law enforcement and commercial channels beginning in the first and second quarters of 2020, which had a full effect on the third quarter 2020. In addition, we are utilizing third-party distributors as a major component of our new ShieldTM and ThermoVU® sales channel.

Promotional and advertising expenses totaled $1,106,284 during the three months ended September 30, 2021 compared to $452,987 during the three months ended September 30, 2020, which is an increase of $653,297 (144%). The increase is primarily attributable to NASCAR and IndyCar seasons resuming in the 2021, as they were conversely suspended during the same period in 2020. Additionally, trade shows are beginning to take place in the third quarter of 2021, compared to the third quarter of 2020, when they were suspended as a result of the COVID-19 pandemic.

Professional fees and expense. Professional fees and expenses totaled $142,726 and $118,344 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $24,382 (21%). The increase in professional fees is primarily attributable to increased legal and broker fees associated with the Company’s numerous acquisitions during the period, paired with other current due diligence items and opportunities the Company is exploring. Additionally, increased board fees, audit fees, and service fees are attributable to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $846,000 and $506,219 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $339,781 (67%). The primary reason for the increase in executive, sales and administrative staff payroll was the recent acquisitions of the medical billing companies and TicketSmarter which occurred in 2021 and therefore had no impact on 2020 expenses. In addition, a return to regular staff levels compared to the same period in 2020, during which period the Company experienced a reduction in technical support staffing in response to the COVID-19 pandemic during the third quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians. Additionally, this trend is expected to continue because of the acquisitions completed during the three months ended September 30, 2021, which resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers compared to 2020.

Other. Other selling, general and administrative expenses totaled $2,006,914 and $1,248,107 for the three months ended September 30, 2021 and 2020, respectively, which is an increase of $758,807 (61%). The increase in other expenses in the three months ended September 30, 2021 compared to the same period in 2020 is primarily attributable to the increased expenses related to the acquisitions, and associated operating expenses, completed during three months ended September 30, 2021, that were not relevant to the same period of 2020. Additionally, an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address exposure to the COVID-19 pandemic.

Operating Loss

For the reasons stated above, our operating loss was $3,598,973 and $1,843,957 for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,755,016 (95%). Operating loss as a percentage of revenues worsened to 78% in the three months ended September 30, 2021 from 51% in the same period in 2020.

Interest Income

Interest income increased to $90,036 for the three months ended September 30, 2021 from $11,339 for the three months ended September 30, 2020, which reflected our higher cash and cash equivalent levels in the third quarter 2021 compared to the third quarter of 2020. The Company completed two registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the first quarter of 2020. Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $5,675 and $4,940 during the three months ended September 30, 2021 and 2020, respectively. The increase was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the three months ended September 30, 2021 as compared to the same period in 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. Additionally, the increase is attributable to the contingent earn-out notes associated with the two Nobility Healthcare acquisitions, currently at a total balance of $1,000,000 between the two notes, with interest rates of 3.00% per annum.

Change in Fair Value of Proceeds Investment Agreement

We recorded a gain representing the change in fair value of proceeds investment agreement (the “PIA”) totaling $-0- and $2,365,000 during the three months ended September 30, 2021 and 2020, respectively.

We elected to account for the PIA that we entered into with Brickell Key Investments LP (“BKI”) in July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2020, and June 30, 2020 to be $-0- and $3,615,000, respectively. The change in fair value from June 30, 2020 to September 30, 2020 was $3,615,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2020.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $21,656 and $-0- during the three months ended September 30, 2021 and 2020, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,550,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from June 30, 2021 to September 30, 2021 totaled $11,585,204 which was recognized as a gain in the third quarter of 2021. The Company determined the fair value of such warrants as of their issuance date, and as of September 30, 2021, to be $51,216,058 and $17,942,019, respectively.

Income before Income Tax Benefit

As a result of the above results of operations, we reported income before income tax benefit of $8,048,936 and $527,442 for the three months ended September 30, 2021 and 2020, respectively, an improvement of $7,521,494 (1,426%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended September 30, 2021 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2021. We had approximately $76,070,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of September 30, 2021 available to offset future net taxable income.

Net income

As a result of the above, we reported net income including noncontrolling interests of $8,048,936 and $527,442 for the three months ended September 30, 2021 and 2020, respectively, an improvement of $7,521,494 (1,426%).

Net loss attributable to noncontrolling interests of consolidated subsidiary

The Company owns 51% of its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss attributable to noncontrolling interests of consolidated subsidiary of $19,863 and $-0- for the three months ended September 30, 2021 and 2020, respectively.

Net Income attributable to common stockholders

As a result of the above, we reported net income of $8,068,799 and $527,442 for the three months ended September 30, 2021 and 2020, respectively, an improvement of $7,541,357 (1,430%).

Basic and Diluted Income per Share

Basic and diluted income per share was $0.16 and $0.02 for the three months ended September 30, 2021 and 2020, respectively. Basic income per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income per share.

For the Nine Months ended September 30, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the nine months ended September 30, 2021 and 2020, represented as a percentage of total revenues for each respective year:

	Nine months ended September 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	64%	63%

Gross profit	36%	37%
Selling, general and administrative expenses:
Research and development expense	15%	16%
Selling, advertising and promotional expense	31%	25%
General and administrative expense	84%	72%

Total selling, general and administrative expenses	130%	113%

Operating loss	(94)%	(76)%

Change in fair value of proceeds investment agreement	—%	(68)%
Change in fair value of secured convertible notes	—%	(17)%
Change in fair value of derivative liabilities	344%	—%
Other income and interest expense, net	2%	(5)%

Income (loss) before income tax benefit	252%	(30)%
Income tax (provision)	—%	—%

Net income (loss)	252%	(30)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	0%	—%

Net income (loss) attributable to common stockholders	252%	(30)%

Net income (loss) per share attributable to common sotkcholders information:
Basic	$0.49	$(0.12)
Diluted	$0.49	$(0.12)

Revenues

We sell our video recording products and services to law enforcement and commercial customers in the following manner:

●	Product sales to domestic customers are made direct to the end customer (typically a law enforcement agency or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the product is shipped to the end customer.

●	Product sales to international customers are made through independent distributors who purchase products from the Company at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by its inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

●	Service sales through Nobility Healthcare are driven through relationships with medium to large healthcare organizations, in which revenue is recognized upon execution of services. Through TicketSmarter, service sales are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Nobility Healthcare offers leading-edge revenue cycle management solutions to medium and large healthcare organizations throughout the country. Nobility Healthcare’s customers are spread across a wide range of practices and specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine, and cardiology.

TicketSmarter is a ticket resale marketplace with seats offered at over 125,000 live events, with over 48 million tickets for sale through its TicketSmarter.com platform. TicketSmarter is committed to developing meaningful relationships with conferences, teams, and charities across the country.

The COVID-19 pandemic had an impact on all of our revenue streams during the nine months ended September 30, 2021 and we expect it to adversely affect our revenues during the remainder of 2021. The COVID-19 pandemic had a negative impact generally on our legacy products and, in particular our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. The COVID-19 pandemic had a positive impact generally on our new ShieldTM disinfectant/sanitizer and ThermoVU® product lines.

Revenues for each of the nine months ended September 30, 2021 and 2020 were derived from the following sources:

	Nine months ended September 30,
	2021	2020
DVM-800	18%	25%
ThermoVU/Shield	2%	16%
FirstVu HD	9%	12%
Cloud service revenue	8%	9%
Extended warranty revenue	8%	—%
EVO-HD	12%	7%
Repair and service	3%	14%
TicketSmarter sales	6%	—%
TicketSmarter TNP sales	16%	—%
Nobility Healthcare RCM	5%	—%
Nobility Healthcare credentialing and services	1%	—%
Accessories and other revenues	12%	17%
	100%	100%

Product revenues for the nine months ended September 30, 2021 and 2020 were $4,988,364 and $5,778,695 respectively, which is an increase of $790,331 (14%), due to the following factors:

●

The Company generated revenues totaling over $244,982 during the nine months ended September 30, 2021 compared to $1,182,513 for the same period in 2020 from its new product lines. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu® was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu® has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu® provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. We believe that it can be widely applied in schools, office buildings, subway stations, airports and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

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

●	In general, we have experienced pressure on our revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined in the nine months ended September 30, 2021 compared to the same period of 2020, due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019 but sales in 2020 were hampered due to the COVID-19 pandemic. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic. We experienced substantial increases in EVO-HD revenues during the nine months ended September 30, 2021 and believe that customers are recognizing and are attracted to its advanced features.

43

●

The COVID-19 pandemic has continued to delay the shipment of certain law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our law enforcement customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally important in order to obtain new customers or upgrade existing customers. Our product sales to law enforcement increased during the nine months ended September 30, 2021 compared to the same period in 2020, as the impact of the COVID-19 pandemic was at its peak.

The COVID-19 pandemic impact remains relevant, as the shipment of commercial orders during the nine months ended September 30, 2021 remain slow, as cruise lines, taxi cabs, paratransit and other commercial customers continue to deal with its impact. In addition, our salesmen were generally unable to meet with and demonstrate our products to our commercial customers because of travel and other restrictions imposed by cities and states due to the COVID-19 pandemic. In person demonstration of our products to potential customers is generally required in order to obtain new customers or upgrade existing customers. Our product sales to commercial customers increased in the nine months ended September 30, 2021 compared to the same period in 2020 despite the impact of the COVID-19 pandemic.

●	Management has been focusing on migrating customers, from a “hardware sale” to a service fee model. Therefore, we expect a reduction in hardware sales as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service. In that respect, in the second quarter of 2020 we introduced a monthly subscription plan for our body worn cameras and related equipment that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. We have noticed significant interest and success with this program, as we experienced a vast increase in our subscription contracts during the nine months ended September 30, 2021 compared to the same period in 2020. We expect this program continues to hold traction, resulting in recurring revenues over a span of three to five years

Service and other revenues for the nine months ended September 30, 2021 and 2020 were $4,680,959 and $1,967,881, respectively, which is an increase of $2,713,078 (138%), due to the following factors:

●	Cloud revenues were $753,332 and $725,667 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $27,665 (4%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our new cloud-based EVO-HD in-car system. However, the fallout from the COVID-19 pandemic and related business shut-downs affected our commercial customers usage of cloud services and offset increases in cloud revenues.

●	Revenues from extended warranty services were $786,147 and $990,961 for the nine months ended September 30, 2021 and 2020, respectively, which is a decrease of $204,814 (21%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the affects from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales over the nine months ended September 30, 2021 compared to the same period in 2020.

●	Installation service revenues were $141,618 and $137,856 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3,762 (3%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The slight increase in installation revenues in the nine months ended September 30, 2021 compared to the same period 2020 was attributable to the resumption of previous projects pending install due to the effects related to the COVID-19 pandemic.

●	Revenues from building rental income were $290,012 and $-0- for the nine months ended September 30, 2021 and 2020, respectively, an increase of $290,012 (100%). The Company completed the purchase of an office/warehouse building during the nine months ended September 30, 2021, in which current tenants were under a lease agreement. The agreement closed at the end of August 2021.

●	Revenues from TicketSmarter services were $2,050,679 and $-0- for the nine months ended September 30, 2021 and 2020, respectively, an increase of $2,050,679 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. This increase reflects just one month of revenues within the new wholly-owned subsidiary, presenting a strong outlook moving forward.

●	Revenues from Nobility Healthcare services were $560,484 and $-0- for the nine months ended September 30, 2021 and 2020, respectively, an increase of $560,484 (100%). The Company completed the acquisitions of the first medical billing company on June 30, 2021 and the second medical billing company on August 31, 2021, thus resulting in the new revenue stream added in the third quarter of 2021 for the Company. Nobility Healthcare provided revenue cycle management solutions and back-office services to healthcare organizations throughout the country. This increase reflects three months of the first medical billing company revenues and just one month of the second medical billing company revenues within the new wholly-owned subsidiary, presenting a strong outlook moving forward.

Total revenues for the nine months ended September 30, 2021 and 2020 were $9,669,323 and $7,746,576, respectively, which is an increase of $1,922,747 (25%), due to the reasons noted above.

Cost of Revenue

Cost of product revenue on units sold for the nine months ended September 30, 2021 and 2020 was $3,776,185 and $4,332,450, respectively, which is a decrease of $556,265 (13%). The decrease in cost of goods sold for products is due to numerous factors in the period during 2020 that were not relevant to the same period in 2021. In the 2020 period, the Company experienced a move to its new warehouse facility, and a significant manufacturing slow down caused by the COVID-19 pandemic causing unfavorable overhead and labor variances for production in the second quarter of 2020, which management had decided to expense as a period cost. For the same period in 2021, the Company did not experience these factors, but further reduced the inventory reserve. Additionally, the decrease in cost of product revenues correlates directly with the decrease in revenues for the three months ended September 30, 2021 compared to the same period in 2020.

Cost of service and other revenues for the nine months ended September 30, 2021 and 2020 was $2,419,884 and $533,690, respectively, which is an increase of $1,886,194 (353%). The increase in service and other cost of goods sold is due to the expansion in service revenue streams through the acquisitions and in particular the TicketSmarter acquisition completed during the nine months ended September 30, 2021, of which would not be relevant for comparison to the same period in 2020. Our cost of service revenues as a percentage of revenues generated by TicketSmarter and the Nobility Healthcare are at a much higher percentage than our traditional law enforcement/commercial video sales. TicketSmarter and the Nobility Healthcare revenues represented 28% of total revenues for the nine months ended September 30, 2021 which resulted in a substantially higher cost of revenues for the nine months ended September 30, 2021 compared to the 2020 period.

Total cost of sales as a percentage of revenues was 64% for the nine months ended September 30, 2021 compared to 63% for the nine months ended September 30, 2020. We believe our gross margins will improve during the remainder of 2021 if we can increase revenues (in particular service and other revenues), shipping costs moderate and continue to reduce product warranty issues.

We had $2,300,019 and $1,960,351 in reserves for obsolete and excess inventories at September 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,068,418 and $3,186,426 at September 30, 2021 and December 31, 2020, respectively, a decrease of 118,008 (4%). Finished goods balances were $10,827,344 and $6,974,291 at September 30, 2021 and December 31, 2020, respectively, an increase of $3,853,053 (55%). The slight increase in the inventory reserve is primarily due to scrapping of older version inventory component parts that were mostly or fully reserved during the three months ended September 30, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2021.

Gross Profit

Gross profit for the nine months ended September 30, 2021 and 2020 was $3,473,254 and $2,880,436, respectively, which is an increase of $592,818 (21%). The increase is commensurate with the 25% increase in total revenues and the gross margin percentage decrease to 36% during the nine months ended September 30, 2021, from 37% during the nine months ended September 30, 2020. Our goal is to improve our margins over the longer-term based on the expected margins of our recent healthcare billing and TicketSmarter acquisitions together with our traditional video business including sales traction from our EVO-HD, DVM-800, VuLink and FirstVU HD and our cloud evidence storage and management offering if they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from these products increase, we will seek to further improve our margins from them through economies of scale and more efficiently utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices. Lastly, we will continue to seek to further improve our margins through sensible and advantageous acquisitions as evidenced during the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,554,807 and $8,794,912 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $3,543,513 (40%). The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2021	2020
Research and development expense	$1,402,185	$1,250,528
Selling, advertising and promotional expense	2,978,620	1,958,884
Professional fees and expense	1,008,290	701,602
Executive, sales, and administrative staff payroll	2,204,168	1,737,869
Other	4,961,544	3,146,029

Total	$12,554,807	$8,794,912

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,402,185 and $1,250,528 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $151,657 (12%). Most of our engineers are dedicated to research and development activities for new products, primarily the ThermoVu®, ShieldTM, EVO-HD, FirstVu II and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,978,620 and $1,958,884 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $1,019,736 (52%). The increase primarily reflects the impact of our recent acquisition of TicketSmarter which relies heavily on digital advertising to promote the use of its ticketing services. TicketSmarter is expected to remain very involved in digital promotional and advertising space, as it is necessary to its recognition and customer trust, being a part of the live event and sports realm.

Salesman salaries and commissions represent the primary components of these costs and were $1,301,165 and $1,289,699 for the nine months ended September 30, 2021 and 2020, respectively, which is a, increase of $11,466 (1%). The effective commission rate was 13.5% for the nine months ended September 30, 2021 compared to 16.6% for the nine months ended September 30, 2020.

Promotional and advertising expenses totaled $1,677,455 during the nine months ended September 30, 2021 compared to $669,185 during the nine months ended September 30, 2020, which is an increase of $1,008,270 (151%). The increase is primarily attributable to NASCAR and IndyCar seasons resuming in the 2021, as they were conversely suspended during the same period in 2020. Additionally, trade shows are beginning to take place in the second quarter of 2021, compared to the second quarter of 2020, when they were suspended as a result of the COVID-19 pandemic.

Professional fees and expense. Professional fees and expenses totaled $1,008,290 and $701,602 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $306,688 (44%). The increase in professional fees is primarily attributable to increased legal fees surrounding the two registered direct offerings during the nine months ended September 30, 2021, along with increased legal and broker fees associated with the Company’s numerous acquisitions during the period, paired with other current due diligence items and opportunities the Company is exploring. Additionally, increased board fees, audit fees, and service fees attribute to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $2,204,168 and $1,737,869 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $466,299 (27%). The primary reason for the increase in executive, sales and administrative staff payroll was the recent acquisitions of the medical billing companies and TicketSmarter which occurred in 2021 and therefore had no impact on 2020 expenses. In addition, a return to regular staff levels compared to the same period in 2020, in which the Company experienced a reduction in technical support staffing in response to the COVID-19 pandemic during the second quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 as many sporting venues were closed including those served by these service technicians. Additionally, this trend is expected to continue because of the acquisitions completed during the nine months ended September 30, 2021, which resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers compared to 2020. Additionally, the acquisitions completed during the nine months ended September 30, 2021, resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers.

Other. Other selling, general and administrative expenses totaled $4,961,544 and $1,985,198 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $2,976,346 (150%). The increase in other expenses in the nine months ended September 30, 2021 compared to the same period in 2020 is primarily attributable to the increased expenses related to the acquisitions, and associated operating expenses, completed during the nine months ended September 30, 2021, that were not relevant to the same period of 2020. Additionally, an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address exposure to the COVID-19 pandemic.

Operating Loss

For the reasons stated above, our operating loss was $9,081,553 and $5,914,476 for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $3,167,077 (54%). Operating loss as a percentage of revenues worsened to 94% in the nine months ended September 30, 2021 from 76% in the same period in 2020.

Interest Income

Interest income increased to $222,497 for the nine months ended September 30, 2021 from $33,208 in the same period of 2020, which reflected our increase in cash and cash equivalent levels in the nine months ended September 30, 2021 compared to the same period in 2020. The Company completed two registered direct offerings in the nine months ended June 30, 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the same period in 2020. Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $8,466 and $338,136 during the nine months ended September 30, 2021 and 2020, respectively. The decrease was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the nine months ended September 30, 2021 as compared to the same period in 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. Additionally, the increase is attributable to the contingent earn-out notes associated with the two Nobility Healthcare acquisitions, currently at a total balance of $1,000,000 between the two notes, with interest rates of 3.00% per annum.

Secured Convertible Notes Issuance Expenses

We recognized secured convertible note issuance expenses of $-0- and $34,906 during the nine months ended September 30, 2021 and 2020, respectively.

We elected to account for and record our $1.667 million principal amount of the 2020 Convertible Notes issued in April 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the condensed consolidated statements of operations. Such costs totaled $34,906 for the nine months ended September 30, 2020. The issuance costs primarily included related legal and accounting fees. No similar debt issuances occurred during the nine months ended September 30, 2021.

Gain on Extinguishment of debt

We recognized a gain on extinguishment of debt totaling $10,000 and $-0- during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 the Company was notified that its $10,000 EIDL advance received with the PPP Loan was fully forgiven.

Change in Fair Value of Secured Convertible Notes

We recognized a loss on change in fair value of Secured Convertible Notes totaling $-0- and $1,300,252 during the nine months ended September 30, 2021 and 2020, respectively.

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

Change in Fair Value of Proceeds Investment Agreement

We recognized a gain on the change in fair value of the PIA of $-0- and $5,250,000 during the nine months ended September 30, 2021 and 2020, respectively.

We elected to account for the PIA that we entered into with BKI in July of 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of September 30, 2020, and December 31, 2019 to be $-0- and $5,250,000, respectively. The change in fair value from December 31, 2019 to September 30, 2020 was $5,250,000, which was recognized as a gain in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $28,210 and $-0- during the nine months ended September 30, 2021 and 2020, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2021, the Company issued detachable warrants to purchase a total of 42,550,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from their issuance date to September 30, 2021 totaled $33,274,039 which was recognized as a gain in the period ended September 30, 2021. The Company determined the fair value of such warrants as of their issuance date, and as of September 30, 2021, to be $51,216,058 and $17,942,019, respectively.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of $24,388,307 and ($2,304,562) for the nine months ended September 30, 2021 and 2020, respectively, which is an increase of $26,692,869 (1,158%).

Income Tax Benefit

We did not record an income tax benefit related to our losses for the nine months ended September 30, 2021, due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2021. We had approximately $76,070,000 of net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of September 30, 2021 available to offset future net taxable income.

Net income/(loss)

As a result of the above, we reported net income including noncontrolling interests of $24,388,307 and ($2,304,562) for the nine months ended September 30, 2021 and 2020, respectively, an improvement of $26,692,869 (1,158%).

Net loss attributable to noncontrolling interests of consolidated subsidiary

The Company owns 51% of its consolidated subsidiary, Nobility Healthcare, LLC. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare, LLC which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $19,863 and $-0- for the nine months ended September 30, 2021 and 2020, respectively.

Net Income/(Loss) attributable to common stockholders

As a result of the above results of operations, we reported net income/(loss) of $24,408,170 and ($2,304,562) for the nine months ended September 30, 2021 and 2020, respectively, an increase of $26,712,732 (1,159%).

Basic and Diluted Income/(Loss) per Share

Basic and diluted income/(loss) per share was $0.49 and ($0.12) for the nine months ended September 30, 2021 and 2020, respectively. Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. The Company believes, that through the outlets mentioned, it has the ability to generate and obtain adequate amounts of capital to meet its requirements and plans for capital in the short-term and long-term. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of Common Stock, pre-funded warrants and warrants during the nine months ended September 30, 2021. Furthermore, the Company has minimal interest-bearing debt at September 30, 2021 in that of $150,000 remaining due on the promissory notes under the EIDL program, and the two acquired private medical billing companies and TicketSmarter contingent consideration promissory notes and agreement, as more fully described in Note 3, “Debt Obligations”. The net proceeds of the registered direct offerings are sufficient to fund our operations during the remainder of 2021 and management believes that it now has adequate liquidity for the foreseeable future from the recently completed registered direct offerings in 2021. Such offerings were completed through utilization of the Company’s shelf-registration statement on Form S-3 (File No. 333-239419), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC) on June 25, 2020 and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

Shelf Registration Statement on Form S-3 - The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our shares of Common Stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company utilized the Shelf Registration Statement for two recent offerings of its securities, as more fully described in Note 12 of the notes to the Company’s condensed consolidated financial statements, “Stockholders’ Equity”, raising approximately $66.4 million in net proceeds during the nine months ended September 30, 2021.

Cash, cash equivalents: As of September 30, 2021, we had cash and cash equivalents with an aggregate balance of $40,743,057, which is an increase from a balance of $4,361,758 at December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $36,381,299 net increase in cash during the nine months ended September 30, 2021:

●	Operating activities:	$12,230,781 of net cash used in operating activities. Net cash used in operating activities was $12,230,781 and $10,115,605 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $2,115,176. The increase was primarily the result of increased inventory levels and additional working capital and operating assets for the various acquisitions completed during the nine months ended September 30, 2021 compared to the same period of 2020.

●	Investing activities:	$17,958,520 of net cash used in investing activities. Cash used in investing activities was $17,958,520 and $889,726 for the nine months ended September 30, 2021 and 2020 respectively. The increase was primarily the result of the acquisitions of two acquired medical billing companies and TicketSmarter, which were closed during the nine months ended September 30, 2021, together with the office/warehouse building purchase the Company completed during the nine months ended September 30, 2021.

●	Financing activities:	$66,570,600 of net cash provided by financing activities. Cash provided by financing activities was $66,570,600 and $18,775,977 for the nine months ended September 30, 2021 and 2020, respectively. During January 2021, we received net proceeds of $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering. In addition, during February 2021, we received net proceeds of $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) from the issuance of shares of common stock, warrants and pre-funded warrants through a registered direct offering.

The net result of these activities was an increase in cash of $36,381,299 to $40,743,057 for the nine months ended September 30, 2021.

Commitments:

We had $40,743,057 of cash and cash equivalents and net positive working capital $34,702,688 as of September 30, 2021. Accounts receivable balances represented $3,977,464 of our net working capital at September 30, 2021. We believe we will be able to collect our outstanding receivables on a timely basis and reduce the overall level during the remainder of 2021, which would provide positive cash flow to support our operations in 2021. Inventory represents $11,611,249 of our net working capital at September 30, 2021, and finished goods represented $10,827,344 of total inventory at September 30, 2021. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2021 by our sales activities, thereby increasing cash flow to help support our operations during 2021.

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

The Company has also completed its first medical billing company acquisition for a total purchase price of approximately $1.4 million during the nine months ended September 30, 2021. The medical billing company purchase price included a contingent consideration promissory note payable to the sellers with an estimated fair value of $350,000 as of September 30, 2021. Management expects to continue its roll-up strategy in the RCM (medical billing services) industry during the balance of 2021 and beyond.

In addition, the Company completed its second medical billing company acquisition for a total purchase price of approximately $2.9 million during the nine months ended September 30, 2021. The second medical billing company purchase price includes a contingent consideration promissory note payable to the sellers with an estimated fair value of $650,000 as of September 30, 2021. Management expects to continue its roll-up strategy in the RCM (medical billing services) industry during the balance of 2021 and beyond.

Lastly, the Company completed the business acquisitions of Goody Tickets and TicketSmarter for a total purchase price of approximately $13.9 million during the nine months ended September 30, 2021. The TicketSmarter purchase price includes a contingent consideration earn-out payable to the sellers with an estimated fair value of $4,244,400 as of September 30, 2021.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which will serve as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was sixty-three months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2021 was 25 months.

On June 30, 2021, the Company completed the acquisition of is first medical billing company, through its majority owned subsidiary, Nobility Healthcare. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was thirty-four months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through its majority owned subsidiary, Nobility Healthcare, LLC. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was eighteen months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC (“TicketSmarter Acquisition”), through its wholly owned subsidiary, TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2021 was fifteen months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $144,443 for the nine months ended September 30, 2021.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2021:

Assets:
Operating lease right of use assets	$1,109,463

Liabilities:
Operating lease obligations-Long-term portion	$795,704
Operating lease obligations-Current portion	384,222
Total operating lease obligations	$1,179,926

The components of lease expense were as follows for the nine months ended September 30, 2021:

Selling, general and administrative expenses	$144,443

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2021 (October 1, 2021 to December 31, 2021)	$109,948
2022	445,635
2023	264,329
2024	191,059
2025	173,333
Thereafter	175,113
Total undiscounted minimum future lease payments	1,359,417
Imputed interest	(179,491)
Total operating lease liability	$1,179,926

Debt Obligations. – Outstanding debt obligations comprises the following:

September 30, 2021
Economic injury disaster loan (EIDL)	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	350,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	650,000
TicketSmarter contingent consideration earn-out	4,244,400
Debt obligations	$5,394,400

Debt obligations mature as follows as of September 30, 2021:

September 30, 2021
2021 (October 1, 2021 to December 31, 2021)	$4,245,882
2022	403,049
2023	403,166
2024	203,286
2025	3,412
2026 and thereafter	135,605

Total	$5,394,400

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) loan of $1,418,900 (the “PPP Loan”) under the SBA’s PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and totaled $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan. Additionally, the Company was fully forgiven, during the nine months ended September 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

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

Medical Billing Company Contingent Consideration Promissory Note Payable.

On June 30, 2021, Nobility Healthcare issued a Contingent Consideration Promissory Note (the “Note”) in connection with the Stock Purchase Agreement between Nobility and a private medical billing company of $350,000. The Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Note is subject to an earn-out adjustment, being the difference between the $975,000 (the “Note Projected Revenue”) and the cash basis revenue (the “Note Measurement Period Revenue”) collected by the Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “Note Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the Note Measurement Period Revenue is less than the Note Projected Revenue, such amount will be subtracted from the principal balance of this Note on a dollar-for-dollar basis. If the Note Measurement Period Revenue is more than the Note Projected Revenue, such amount will be added to the principal balance of this Note on a dollar-for-dollar basis. In no event will the principal balance of this Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Note as a result of the earn-out adjustments.

The contingent consideration promissory note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded this Note at its estimated fair value of $350,000 at the acquisition date. Management will continue to estimate the fair value of this Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

Medical Billing Company Contingent Consideration Promissory Note Payable.

On August 31, 2021, Nobility Healthcare issued a contingent consideration promissory note (the “Contingent Note”) in connection with the Stock Purchase Agreement between Nobility and a private medical billing company of $650,000. The Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the Contingent Note is subject to an earn-out adjustment, being the difference between the $3,000,000 (the “Contingent Note Projected Revenue”) and the cash basis revenue (the “Contingent Note Measurement Period Revenue”) collected by the Seller in its normal course of business from the clients existing on September 1, 2021, during the period from December 1, 2021 through November 30, 2022 (the “Contingent Note Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the Contingent Note Measurement Period Revenue is less than the Contingent Note Projected Revenue, such amount will be subtracted from the principal balance of this Contingent Note on a dollar-for-dollar basis. If the Contingent Note Measurement Period Revenue is more than the Contingent Note Projected Revenue, such amount will be added to the principal balance of this Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the Contingent Note as a result of the earn-out adjustments.

The contingent consideration promissory note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded this Contingent Note at its estimated fair value of $650,000 at the acquisition date. Management will continue to estimate the fair value of this Contingent Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

TicketSmarter Contingent Consideration Earn-Out Agreement

On September 1, 2021, TicketSmarter issued a contingent consideration ern-out agreement (the “TicketSmarter Earn-Out”) in connection with the Stock Purchase Agreement between TicketSmarter, Inc., Goody Tickets, LLC and TicketSmarter, LLC of $4,244,400. The TicketSmarter Earn-Out, if earned, will be payable with ninety percent (90%) readily available funds and ten percent (10%) in stock consideration. The amount of the TicketSmarter Earn-Out is subject to an earn-out adjustment, being the difference between the $2,896,829 (the “Projected EBITDA”) and the actual EBITDA the “Measurement Period EBITDA”) generated by TicketSmarter in its normal course of business, during the period from September 1, 2021 through December 31, 2021. If the Measurement Period EBITDA is less than seventy percent (70%) of the Projected EBITDA, there will be zero contingent payment. If the Measurement Period EBITDA is between seventy percent (70%) and one hundred percent (100%) of the Projected EBITDA, then a fractional amount of the contingent payment will be paid out. If the Measurement Period EBITDA is more than the Projected EBITDA, the full balance of this TicketSmarter Earn-Out will be paid out. In no event will the principal balance of this TicketSmarter Earn-Out become a negative number. The maximum downward earn-out adjustment to the principal balance will reduce the TicketSmarter Earn-Out balance to zero.

The contingent consideration earn-out is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the TicketSmarter Earn-Out at its estimated fair value of $4,244,400 at the acquisition date. Management will continue to estimate the fair value of this TicketSmarter Earn-Out at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Warranty Reserves;

●	Goodwill impairment
●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

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

Our principal customers are state, local and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $246.1 million since we commenced deliveries during 2006. As of September 30, 2021, and December 31, 2020, we had provided a reserve for doubtful accounts of $123,224 and $123,224, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of September 30, 2021. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following at September 30, 2021 and 2020:

	September 30, 2021	December 31, 2020
Raw material and component parts	$3,068,418	$3,186,426
Work-in-process	15,506	1,908
Finished goods	10,827,344	6,974,291

Subtotal	13,911,268	10,162,625
Reserve for excess and obsolete inventory	(2,300,019)	(1,960,351)

Total inventories	$11,611,249	$8,202,274

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 16.5% of the gross inventory balance at September 30, 2021, compared to 19.3% of the gross inventory balance at December 31, 2020. We had $2,300,019 and $1,960,351 in reserves for obsolete and excess inventories at September 30, 2021 and December 31, 2020, respectively. Total raw materials and component parts were $3,068,418and $3,186,426 at September 30, 2021 and December 31, 2020, respectively, a decrease of $118,008 (4%). Finished goods balances were $10,827,344 and $6,974,291 at September 30, 2021 and December 31, 2020, respectively, an increase of $3,853,053 (55%). The increase in finished goods was primarily to the TicketSmarter acquisition, which increased our finished goods inventory by $1,981,481 in ticket inventory. Additionally, the increase can also be attributed to accumulating inventory for the new and expanding product lines. The slight increase in the inventory reserve is primarily due to scrapping of older version inventory component parts that were mostly or fully reserved during the three months ended September 30, 2021. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our PCB boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. We believe the reserves are appropriate given our inventory levels at September 30, 2021.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $14,278 as of September 30, 2021 compared to $31,845 as of December 31, 2020 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Goodwill Impairment - In connection with acquisitions, we apply the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

The Company has just recently completed several acquisitions that generated goodwill that will be subject to impairment testing for the first time on December 31, 2021. In accordance with ASC 350, Intangibles - Goodwill and Other, we will assess goodwill for impairment annually as of December 31, and more frequently if events and circumstances indicate that goodwill might be impaired.

Goodwill impairment testing will be performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Given the changing dynamics of our medical billing and ticket marketplace customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2021 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2021, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of September 30, 2021:

	Issuance date assumptions	September 30, 2021 assumptions
Volatility - range	106.6 – 166.6%	105.2%
Risk-free rate	0.08 - 0.49%	0.98%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.3 - 5 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the nine months ended September 30, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the nine months ended September 30, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the condensed statements of operations as the change in fair value of warrant derivative liabilities.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the nine months ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 9 –Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a securities purchase agreement, dated as of January 27, 2021, by and between the Company and certain investors (the “Purchase Agreement”), the Company issued common stock purchase warrants to such investors on February 1, 2021 (the “February Warrants”), which were initially issued and included for registration, along with the shares of Common Stock underlying such February Warrants and certain other securities, in a registered direct offering by the Company, pursuant to a prospectus supplement, dated January 27, 2021 (the “January 27th Prospectus Supplement”) to the Company’s effective registration statement on Form S-3 (File No. 333-239419), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2020, and was declared effective on July 2, 2020 (the “Shelf Registration Statement”). On August 19, 2021, the Company cancelled February Warrants exercisable for up to 7,681,540 shares of Common Stock in consideration for its issuance of the Warrants to the investors. The Company also filed a supplement to the Prospectus Supplement removing the cancelled February Warrants and the shares of Common Stock exercisable thereunder from registration under the Shelf Registration Statement in order to provide additional availability for the issuance of securities under the Shelf Registration Statement. The Warrants were issued pursuant an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) because the investors had a pre-existing relationship with the Company, there was no general solicitation made, and the investors represented their sophistication.

On September 2, 2021, the Company, and TicketSmarter, LLC (“TicketSmarter”) on behalf of itself and its wholly owned subsidiary Goody Tickets, LLC, and members of TicketSmarter (“Sellers”), entered into a Unit Purchase Agreement (the “UPA”), pursuant to which, the Company purchased all of the issued and outstanding membership interests of TicketSmarter, for aggregate consideration of approximately $14.1 million,(subject to adjustment) including cash of approximately $8.9 million and 719,738 shares of Company common stock with a value of approximately $990,360, which consideration was paid at closing. Such consideration includes up to approximately $4.2 million structured as contingent payment (the “Contingent Payment”) in additional cash and shares of Common Stock if TicketSmarter achieves certain EBITDA milestones prior to March 31, 2022, as set forth in the UPA.

The UPA contains customary representations and warranties and covenants. The closing of the UPA and the acquisition also occurred on September 2, 2021. Mr. Jeffrey Goodman and Mr. Michael Goodman, will be employed by Digital TicketSmarter as Chief Executive Officer and Chief Operations Officer, respectively, and they each executed certain restricted stock grant agreements with the Company (collectively, the “Restricted Stock Grant Agreements”), whereby the Company issued 100,000 restricted shares of Common Stock and 50,000 shares of Common Stock to Mr. Jeffrey Goodman and Mr. Michael Goodman, respectively, subject to the terms and provisions of the Company’s 2020 Stock Option and Restricted Stock Plan. The restricted shares of Common Stock were valued based on the closing price of the Common Stock on the Nasdaq Stock Market on the day of grant. The restricted shares of Common Stock will vest in equal installments over a five-year period beginning on the first anniversary date each recipient began employment.

The issuance of the 719,738 restricted common shares and the total issuance of the 150,000 restricted common shares to Jefferey Goodman and Michael Goodman were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) because Jefferey Goodman and Michael Goodman had a pre-existing relationship with the Company, there was no general solicitation made, and the investors represented their sophistication. Furthermore, the creditor made representations that the securities issued to extinguish the obligations were taken for investment purposes and not with a view to resale.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (Exchange Warrant). (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2021.)

4.2	Form of Common Stock Purchase Warrant (Replacement Original Warrant). (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2021.)

10.1	Warrant Exchange Agreement, dated August 19, 2021, among Digital Ally, Inc. and the warrant holders who are signatories thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 19, 2021.)

10.2	Unit Purchase Agreement, dated September 2, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2021.)

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

99.1	Press release of the Company entitled “Digital Ally Announces Acquisition of Growing National Event Ticket Marketplace” dated September 8, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2021.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2021

DIGITAL ALLY, INC.,

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

