Form 10-K
period 2021-12-31
DIGITAL ALLY INC
filed 2022-04-15
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 Marshall Drive, Lenexa, KS	66215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price ($1.80), was: $87,554,601.

The number of shares of our common stock outstanding as of April 15, 2022 was: 49,441,050.

Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement, which the Company expects to file no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2021

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

On January 2, 2008, we commenced trading on the Nasdaq Capital Market under the symbol “DGLY.” We conduct our business from 14001 Marshall Drive, Lenexa, Kansas 66215. Our telephone number is (913) 814-7774. Our website address is www.digitalallyinc.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

The Acquired Company, which was incorporated on May 16, 2003, engaged in the design, development, marketing and sale of bow hunting-related products. Its principal product was a digital video recording system for use in the bow hunting industry. We changed its business plan in 2004 to adapt its digital video recording system for use in the law enforcement and security markets. We began shipments of our in-car digital video rear view mirror in March 2006. Over the years, the Company developed additional products and services that complemented its core digital video recording systems and broadened the scope of products and services available to its customers including an expansion beyond the traditional law enforcement channel to include commercial users.

The Company has recently expanded beyond its legacy business digital video recording system for use in the law enforcement and security markets to two new reportable operating segments. Currently, the Company’s reportable operating segments are: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, Ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The following table sets forth the Company’s total revenue and the revenue derived from each reportable operating segment:

	Years Ended December 31,
	2021	2020
Net Revenues:
Video Solutions	$9,073,626	$10,514,868
Revenue Cycle Management	1,630,048	—
Ticketing	10,709,760	—
Total Net Revenues	$21,413,434	$10,514,868

Additional information regarding each reportable operating segment is also included in Note 21 entitled Segment Data of “Notes to Consolidated Financial Statements”.

Video Solutions Operating Segment

Within the Video Solutions reportable operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu II, and the FirstVu HD; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; FleetVu, EVO Web, and VuVault are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020.

Revenue Cycle Management Operating Segment

We entered the revenue cycle management operating segment late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare, LLC (“Nobility Healthcare”). Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

We plan to continue growing our revenue cycle management operating segment primarily through a roll-up strategy. Our revenue cycle management operating segment’s acquisition targets include the approximate 6,000 medical billing companies in the United States, most of which are relatively small and closely-held private concerns. Each year a portion of these company owners sell because they want to retire or exit the business for other pursuits. The revenue cycle management market is quite fragmented with the largest companies having less than an estimated 5% of the total market. The Company formed the revenue cycle management operating segment and will provide the capital to make acquisitions and pursue the revenue cycle management company roll-up strategy.

Upon completion of the acquisitions our revenue cycle management operating segment processes and submits the medical reimbursement claims of its physician clients to commercial health insurance companies and Medicare/Medicaid for the services the physicians have rendered to their patients so they can receive payments. Our revenue cycle management operating segment receives a percentage of the cash collected for its service fees. The revenue cycle management agreements with physician clients generally renew automatically on an annual basis.

Ticketing Operating Segment

We entered into the ticketing operating segment through the formation of our wholly owned subsidiary, TicketSmarter, Inc. (“TicketSmarter”) and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

TicketSmarter has grown rapidly since its launch in early 2019, and currently boasts more than 48 million tickets for sale over 125,000 live events, primarily serving the North American market. It has built its brand with a number of high-profile partnerships, which include being the official ticket resale partner of Rose Bowl Stadium in California and the title sponsor of the TicketSmarter Birmingham Bowl. It is also the official ticket resale partner of more than 35 collegiate conferences and 250 individual universities. Goody Tickets was launched as a ticket brokerage nearly a decade earlier in Overland Park, Kansas, where it has remained.

The Company plans to grow the Ticketing operating segment through organic growth of its existing business lines. The Company will also provide the working capital necessary to expand its sponsorships and partnerships with other sporting teams and other entertainment venues and organizations,

COVID – 19 Pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. Since that time, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility.

We operate within the complex integrated global supply chain for both vendors and customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business resulting from the COVID-19 pandemic, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers. In some instances, we may be unable to identify and develop alternative suppliers, incurring additional liabilities under our current contracts and hampering new ones. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of the COVID-19 pandemic, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. Similarly, current, and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures or delays, and increased border controls, delays or closures, can also impact our ability to meet demand and could materially adversely affect us.

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Although we managed to continue most of our operations, the future course of the COVID-19 pandemic is uncertain and we cannot assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Our Video Operating Segment Products and Services

Through our video operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu, and the FirstVu HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020.

We have recently entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021, upon the completion of its acquisition of another private medical billing company, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Additionally, through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021, we have entered into the online ticketing marketplace for live events, through the online platform TicketSmarter.com.

In-Car Digital Video Mirror System for Law Enforcement – EVO-HD, DVM-800 and DVM-800 Lite

In-car video systems for patrol cars are a necessity and have generally become standard. Current systems are primarily digital based systems with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle.

The Company launched its in-car digital video platform under the name EVO-HD during the second quarter of 2019. The EVO-HD is a revolutionary in-car system that delivers versatility and reliability for law enforcement. With built-in, patented auto-activation technology, EVO-HD captures multiple recording angles in sync from a FirstVu PRO or FirstVu HD body-worn camera and up to four HD in-car cameras – all from a single trigger. The EVO-HD maximizes space and offers top-end reliability when paired with remote service capabilities. An internal cell modem will allow for connectivity to the VuVault.net cloud, powered by Amazon Web Services (“AWS”) and real time metadata when in the field.

The Company offers the DVM-800, a continuation in the family of highly successful digital video mirrored (DVM) systems developed by the Company. The DVM-800 is a time-tested, compact, powerful and easy-to-use solution designed for law enforcement. The DVM-800 system has built-in road and driver facing cameras and can record up to two external HD cameras. The DVM-800 is compatible with the patented VuLink® auto-activation technology and can be paired with a FirstVu HD body-worn camera.

The Company also offers the DVM-800 Lite, an entry level system is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror and is designed for law enforcement. The system can record up to two internal HD cameras.

In-Car Digital Video “Event Recorder” System – DVM-250 Plus and FLT-250 for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools that they need to increase driver safety, track assets in real-time and minimize the company’s liability risk while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our DVM-250 Plus and FLT-250 event recorders that provide various types of commercial fleets with features and capabilities that are fully-customizable and consistent with their specific application and inherent risks.

The DVM-250 Plus is a part of the DVM family and is designed for commercial fleets featuring built-in digital audio and video recording technology and other features to provide commercial fleet managers unmatched driver and asset management – all while delivering the return on investment that matters most: the safety and security of drivers and passengers. The DVM-250 Plus is designed to capture events, such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. The commercial fleet markets may find our units attractive from both a feature and a cost perspective compared to other providers. Due to our marketing efforts, commercial fleets are beginning to adopt this technology, and in particular, the ambulance and taxi-cab markets.

In the first quarter of 2021, Digital Ally released the FLT-250, offering the same great features of the DVM-250 Plus in a new compact, non-mirrored form factor that allows for multiple mounting options in any vehicle type for commercial fleets. We believe that, due to non-mirror-based aspect of this product, the FLT-250 will become more attractive for our potential customers, as it is a much simpler plug and play option compared to mirror-based products.

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

Miniature Body-Worn Digital Video System – FirstVu Pro, FirstVu II, and FirstVu HD for Law Enforcement and Private Security

During 2021, Digital Ally launched two next generation body-worn cameras and docking stations, refreshing the Company’s complete ecosystem of evidence recording devices. The latest body worn camera launched by the Company is the FirstVu Pro, the Company’s flagship product in its family of next generation of technology. The light weight, one-piece unit captures full HD video and audio, while offering industry leading features such as live streaming, a full-color touchscreen display, an advanced image sensor with IR LEDs, proprietary image distortion reduction, IP67 rated resisting dust & wind and is water submersible for 30 minutes at a depth of 3 feet. It is also MIL-STD-810G compliant capable of handling drops, shock, and vibration; and will function flawlessly in a wide temperature range.

In addition to the FirstVu Pro, Digital Ally also added the FirstVu II to its family of next generation technology. The FirstVu II is a one-piece device offering industry leading technology such as an articulating camera head, a full-color display, an advanced image sensor, and GPS. It can be used in law enforcement, private and event security and commercial segments.

Digital Ally still carries the FirstVu HD, the two-piece body-worn camera which allows for multiple mounting options while minimizing space and weight. It can be used in law enforcement, private and event security and commercial segments. This system is also a derivative of our in-car video systems, but is much smaller and lighter and more rugged and water-resistant to handle a hostile outdoor environment. The FirstVu HD can be used in many applications in addition to law enforcement and private security and is designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Our FirstVU HD integrates with our in-car video systems through our patented VuLink system allowing for automatic activation of both systems.

With the newly introduced body-worn cameras, Digital Ally also introduced two new QuickVu docking stations compatible with the FirstVu PRO and FirstVu II body-worn cameras. The QuickVu docking stations provide a comprehensive and elegant solution for storing and charging body cameras while uploading video evidence to the cloud. QuickVu also allows for rapid reviewing of footage right from the interactive touchscreen display, and is available in eight or twenty-four individual docking bays. For docking with the FirstVu HD body-worn cameras, Digital Ally offers a 12-bay docking station and Mini-Docks. The 12-bay docking station includes a 1TB local memory hard drive which simultaneously upload 4 hours of video from 12 FirstVu HD cameras within a 15-minute shift change and push configuration updates. The Mini-Dock is a single unit, portable smart dock that uploads video evidence to VuVault from a FirstVu HD body camera.

Auto-activation and Interconnectivity Between In-car Video Systems and Body-worn Camera Products – VuLink for Law Enforcement

Recognizing a critical limitation in law enforcement camera technology, we pioneered the development of our VuLink ecosystem that provides intuitive auto-activation functionality as well as coordination between multiple recording devices. The United States Patent and Trademark Office (the “USPTO”) has recognized these pioneering efforts by granting us multiple patents with claims covering a variety of triggers, incuding emergency lights and sirens, extreme acceleration or braking, g-force or any 12-volt relay. Additionally, the awarded patent claims cover automatic coordination between multiple recording devices. Prior to our VuLink ecosystem, officers had to manually activate each device while responding to emergency scenarios, a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments.

EVO Web and FleetVu Manager

EVO Web is a web-based software, powered by and hosted on the AWS GovCloud platform, that enables police departments and security agencies to manage digital video evidence quickly and easily. EVO Web is capable of playing back, reviewing, downloading, archiving, unit configuration and management, running customizable reports and maintaining a chain of custody logs. AWS is the most secure cloud platform on the market with features that go beyond simply storing and reviewing video evidence. AWS GovCloud platform is trusted by the Department of Justice, Defense Digital Services for the US Air Force, U.S. Department of Treasury, U.S. Department of Homeland Security. Our products that are compatible with EVO Web include: FirstVu Pro, FirstVu II, FirstVu HD, QuickVu, EVO-HD, DVM-800 and DVM-800 Lite.

FleetVu Manager is a web-based software that provides commercial fleet managers with the tools to increase driver safety, track assets in real-time and minimize their companies’ liability risks. FleetVu Manager is able to generate driver reports, identify at risk behaviors before an incident takes place, and enable commercial fleet managers to manage the entire fleet through a single, easy to use platform. Our products compatible with FleetVu Manager include: DVM-250 and FLT-250.

ShieldTM Heath Protection Products

The Company’s ShieldTM brand, offers a variety of products to help keep you safe, including; Shield Cleansers, ThermoVu, Shield Electrostatic Sprayer, Shied Disinfectant, and a variety of personal protection equipment including masks, gloves and sanitizer wipes.

Shield Cleansers is a full line of safe and effective hypochlorous acid (HOCl) based products - and is free of toxic bleach, ammonia, methanol, ethanol, and alcohol ingredients. Shield Disinfectant is EPA approved and has shown effectiveness against SARS-COV-2, the virus that causes the novel COVID-19 disease. Other products in the Shield brand include animal wellness products, wound care, and household cleaning solutions.

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

Shield Electrostatic Sprayer is a compact and lightweight disinfecting sprayer utilizing electrostatic induction. The charged particles repel each other and affix to surfaces more evenly, eliminating large droplets for better disinfecting coverage. It is ideal for use in office buildings, schools, and other populated areas.

The Company has been distributing other personal protective equipment and supplies, since the second quarter of 2021, such as masks and gloves to supplement its Shield brand of products to health care workers as well as other consumers, consisting of vinyl and nitrile gloves, level 3 and N95 NIOSH certified face masks, and disposable wipes.

Our Revenue Management Operating Segment Products and Services

Through our revenue cycle management segment, we provide assistance in providing working capital and back-office services to healthcare organizations throughout the country. Our RCM operating segment services consist of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows. We generally receive a service fee based on a percentage of the service revenues collected by our customers.

Our Ticketing Operating Segment Products and Services

Through our ticketing segment, we provide customers with access to the online live event ticketing marketplace through our online platform - TicketSmarter.com. Offering over 48 million tickets for sale for over 125,000 live events TicketSmarter is a national ticket marketplace offering tickets for live events featuring sports, concerts and theatre. TicketSmarter is the official ticket resale partner of more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues.

Our ticketing operating segment primarily receives compensation for its services generally determined as a percentage of the face-value of the tickets being purchased. Our ticketing operating segment also provides customers with access to tickets which it has purchased or received in return for its sponsorship or partnership from the venue, event or owner.

Market and Industry Overview – Video Solutions Operating Segment

Our video solutions segment has historically had a primary market of domestic and international law enforcement agencies. We have since expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. Additionally, we have expanded into event security services where we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and other events where people gather. We continue to further expand our focus on private security, homeland security, mass transit, healthcare, general retail, educational, general consumer and other commercial markets. In that regard, we have several installations involving private security on cruise ships and similar markets. We believe there are many potential private uses of our product offerings. We continue to have sales in the commercial fleet and ambulance service provider market, confirming that our DVM-250 Plus and FLT-250 products and FleetVu Manager can become a significant revenue producer for us. Additionally, our body-worn cameras have applications in law enforcement, along with private and event security, as well as commercial segments. With the recent acquisitions we completed in 2021, we hope to utilize the connections we now have to live events, stadiums, and arenas, as well as new medical connections.

Market and Industry Overview – Revenue Cycle Management Operating Segment

Our revenue cycle management segment consists of end-to-end revenue cycle management services that focuses on claim reimbursement billing, verification, and related services to medical providers throughout the country. We offer agreements with customers in which we provide our services and bill the customers monthly for our services. The healthcare industry in the United States represents a strong portion of the United States’ economy, offering a robust market for these services. Our current market includes many diverse specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine, and cariology. We continue to investigate ways to expand our market reach, although can make no assurances in that regard.

Market and Industry Overview – Ticketing Operating Segment

Our ticketing segment refers to the sale of event tickets primarily through our online and mobile platforms. We will buy inventory of event ticket to then sell tickets through various platforms, including our own. Our resale services refer to the sale of tickets by a holder, who originally obtained the tickets directly from a venue or entity, through our platform in which we then collect services fees on the transaction. This is commonly referred to as secondary ticketing. We work directly with consumers looking to buy or sell event tickets for particular shows, concerts, games, and other events, allowing a simple and effective platform to move tickets. We also currently partner with more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues.

Competition - Video Solutions Operating Segment

Our video solutions segment, consisting of law enforcement and security surveillance markets, is extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with technology and products in the law enforcement and surveillance markets for all of our products, including those that are in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. Our primary competitors in the in-car video systems market include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell, or may in the future sell, in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Axon Enterprises, Inc. (“Axon”), Reveal Media, WatchGuard, and VieVU, Inc., which was acquired by Axon in 2018. We face similar and intense competitive factors for our event recorders in the commercial fleet and private security markets as we do in the law enforcement and security surveillance markets. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future. The commercial fleet security and surveillance markets likewise are also very competitive. There are direct competitors for our FLT-250 and DVM-250 Plus “event recorders,” which may have greater financial, technical marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sector include Lytx, Inc. (previously DriveCam, Inc.) and SmartDrive Systems, among others.

Competition – Revenue Cycle Management Operating Segment

Our revenue cycle management segment is a highly competitive market that is only intensifying as the market continues to grow. We face competition from a variety of sources, including internal revenue cycle management departments within healthcare organizations, as these organizations are beginning to make internal investments in these departments to keep these services in house. Additionally, other revenue cycle management providers exist and offer similar services through software vendors, traditional consultants, and information technology sources.

Competition – Ticketing Operating Segment

Our ticketing segment faces robust competition from several sources throughout the industry. As the online and mobile ticketing market continues to increase, it has allowed for more technology-based companies to offer ticketing services and systems. The online environment consists of numerous other websites and platforms for all markets. With the market continuing to grow, resale marketplaces and websites can reach a vastly larger audience with more convenient access to tickets for a wide variety of events. We continue to build our brand and recognition, through the numerous partnerships and sponsorships throughout the country, in attempt to become a preferred platform for consumers.

Worldwide Reinsurance Ltd.

In December 2021, the Company formed a wholly-owned subsidiary, Worldwide Reinsurance Ltd. (“Worldwide Re”), a Bermuda incorporated captive insurance company that will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

Worldwide Re is subject to capital and other regulatory requirements imposed by the Bermuda Monetary Authority (“BMA”). Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the BMA or loss of or modification of Worldwide Re’s Class 1 insurer license, which could adversely impact our ability to support our insurance needs and to grow this business into another line of business for our holding company. To date, our captive’s relatively immature claims history limits the predictive value of estimating the costs of incurred and future claims. Accordingly, the captive could continue to incur significant fluctuations in financial results as the captive provides insurance coverage to Digital Ally and its affiliated businesses and seeks to expand beyond our affiliated companies to offer coverage for third parties.

Intellectual Property – Video Solutions Operating Segment

Our video solutions operating segment’s ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.

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

Intellectual Property – Revenue Cycle Management Operating Segment

Our revenue cycle management’s operating segment’s ability to compete effectively primarily depends on our trade secrets and know-how and does not depend heavily on any proprietary technology or patents.

Intellectual Property – Ticketing Operating Segment

Our ticketing operating segment’s ability to compete effectively primarily depends on our trade secrets and know-how and does not depend heavily on any proprietary technology or patents.

Human Capital

As of December 31, 2021, Digital Ally, and its subsidiaries, had approximately full-time 146 employees spread throughout the country, representing the core values and objectives of the Company. These employees are spread amongst our operating segments as follows:

As of December 31,
2021
Employee headcount:
Video Solutions	91
Revenue Cycle Management [1]	42
Ticketing	13
Total Employee Headcount	146

[1] Our revenue cycle management operating segment has no direct employees. Nobility Healthcare, LLC, our minority interest partner provides all human capital resources to manage and operate the Company’s revenue cycle management operating segment.

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

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage. Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

●	Compensation Programs and Employee Benefits: the main objective of Digital Ally’s compensation program is to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. Digital Ally also seeks fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management remuneration. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
●	All employees are eligible for health insurance, paid and unpaid leaves, short-term disability, worker’s compensation, long-term disability, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

●	Employee Health and Safety: the health and safety of our employees are top priorities, which was emphasized this year amidst the global COVID-19 pandemic. Digital Ally is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and communities Digital Ally serves. Our safety focus is evident in our response to the COVID-19 pandemic:

●	Expanding work from home flexibility;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Implementing temperature screening of employees at the majority of our manufacturing facilities;
●	Increasing cleaning protocols across all locations;
●	Providing additional personal protective equipment and cleaning supplies; and
●	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

Our Securities

Our by-laws require that a quorum, generally consisting of a majority of the outstanding shares of voting stock, be represented in person, by telephone or by proxy in order to transact business at a meeting of our stockholders. Failure to meet a quorum or obtain stockholder approval can prevent us from taking certain actions that may be in the best interest of the Company and our stockholders.

A substantial majority of our shares of Common Stock are held by retail investors, and it may be difficult to communicate with the beneficial holders of those shares to obtain votes. In 2021, we were unable to obtain a quorum at four scheduled special meetings and annual meetings, which we believe hindered our ability to elect directors and increase the number of authorized shares. Obtaining a quorum at future stockholder meetings and obtaining necessary stockholder approvals will depend in part upon the willingness of an extensive number of smaller stockholders to continue participating in such meetings, and we cannot be assured that participation in the past will continue in the future. As a result, we may be unable to obtain a quorum at future annual or special meetings of stockholders or obtain stockholder approval of proposals when needed.

Even if we obtain a quorum at our stockholder meetings, we may not obtain enough votes to approve matters to be resolved upon at those meetings. For example, a proposal to ratify our selection of RBSM, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2021, failed to receive sufficient votes to pass at the 2021 annual meeting of our stockholders. Moreover, broker-dealers may only vote shares absent direction from the beneficial owner on certain specified “routine” matters, such as the ratification of our auditors. If our stockholders do not instruct their brokers on how to vote their shares on “non-routine” matters, then we may not obtain the necessary number of votes for approval. Any future revisions to SEC or Nasdaq rules that further limit matters for which broker discretionary voting is allowed may further harm our ability to obtain a quorum and stockholder approval of certain matters. Therefore, it is possible that even if we are able to obtain a quorum for our meetings of stockholders, we still may not receive enough votes to approve proxy proposals presented at such meetings and, depending on the proposal in question, including if a proposal is submitted to our stockholders to increase the number of authorized shares of Common Stock or Preferred Stock, such failure could have a material adverse effect on us.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which had served as its principal executive office and primary business location, prior to the completed building purchase. The Company plans to relocate the ticketing operating segment operations to this existing leased facility by the end of 2022. This facility contains approximately 16,531 square feet and is located at 15612 College Blvd, Lenexa, Kansas 66219. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 31, 2026.

On April 30, 2021, the Company closed on the purchase and sale agreement to acquire a 71,361 square feet commercial office building located in Lenexa, Kansas which is intended to serve as the Company’s future office and warehouse needs for executive offices and for management and warehouse operations for the video solutions operating segment. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through Nobility Healthcare, a majority owned subsidiary, Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 and terminate in July 2024. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On August 31, 2021, the Company completed the acquisition of another private medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 and terminate in March 2023. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC, through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter office space. The lease terms include monthly payments ranging from $7,211 to $7,364 terminates in December 2022. The Company plans to relocate the ticketing operating segment operations to existing Company-owned or leased facilities upon termination of this operating lease.

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

The Company filed suit on January 15, 2016 in the U.S. District Court for the District of Kansas (Case No: 2:16-cv-02032) against Axon, alleging wilful patent infringement against Axon’s body camera product line and Signal auto-activation product. The Company is seeking both monetary damages and a permanent injunction against Axon for infringement of the ‘452 Patent.

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

The Company filed an opening appeal brief on August 26, 2019 with the U.S. Court of Appeals for the Tenth Circuit (the “Court of Appeals”), appealing the U.S. District Court’s granting of Axon’s motion for summary judgment. Axon responded by filing a responsive brief on November 6, 2019 and we then filed a reply brief responding to Axon on November 27, 2019. The Court of Appeals scheduled oral arguments on our appeal of the U.S. District Court’s summary judgment ruling on April 15, 2020. This appeal was intended to address the Company’s position that the U.S. District Court incorrectly dismissed our claims against Axon. If the Court of Appeals overturns the ruling of the U.S. District Court, the case will be remanded to the U.S District Court before a new judge. On March 12, 2020, the panel of judges for the Court of Appeals issued an order cancelling the oral arguments previously set for April 15, 2020, having determined that the appeal will be decided solely based on the parties’ briefs. On April 22, 2020, a three-judge panel of the United States Court of Appeals denied our appeal and affirmed the District Court’s previous decision to grant Axon summary judgment. On May 22, 2020, we filed a petition for panel rehearing requesting that we be granted a rehearing of our appeal of the U.S. District Court’s summary judgment ruling. Furthermore, we filed a motion requesting that we be given an opportunity to make our case through oral argument in front of the three-judge panel of the Court of Appeals, which motion was denied on June 9, 2020. The Company had until November 7, 2020 to decide whether it would appeal the U.S. District Court’s and Court of Appeals’ decisions to the United States Supreme Court. The Company has abandoned its right to any further appeals.

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

Year Ended December 31, 2021	High	Low
1st Quarter	$3.98	$1.51
2nd Quarter	$2.24	$1.56
3rd Quarter	$1.83	$1.17
4th Quarter	$1.60	$0.97

Year Ended December 31, 2020	High	Low
1st Quarter	$2.02	$0.64
2nd Quarter	$7.10	$0.67
3rd Quarter	$4.43	$1.80
4th Quarter	$3.19	$1.91

Holders of Common Stock

As of April 15, 2022, we had approximately 171 shareholders of record for our Common Stock.

Purchase of Equity Securities

The following table provides information regarding repurchases of our Common Stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
December 2021	1,734,838	$1.14	1,734,838	—
Total all plans	1,734,838	$1.14	1,734,838	$8,024,921

(1)	On December 6, 2021, the Company announced that our board of directors (the “Board of Directors” or the “Board”) approved a share repurchase program pursuant to which we may repurchase up to $10 million of our Common Shares. The share repurchase program is set to expire on December 31, 2022. Under the share repurchase program, the Company can repurchase its Common Stock in the open market, through block trades, in privately negotiated transactions, pursuant to a trading plan. In addition, open market repurchases of Common Stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit Common Stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The actual timing, number and value of Common Stock repurchased under the share repurchase program was determined by management at its discretion and depended on a number of factors, including, but not limited to, the market price of our Common Stock, general market and economic conditions, our financial condition, and applicable legal requirements. We are not obligated to repurchase a minimum number of Common Stock under the repurchase program.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of Common Stock. The holders of our Common Stock will be entitled to non-cumulative dividends on the shares of Common Stock, when and as declared by our Board of Directors in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Our Board of Directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 312,500 shares of our Common Stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 22,053 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2021 total 5,689.

On January 17, 2006, our Board adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2006 Plan terminated in 2016 with 39,974 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2021 total 25,625.

On January 24, 2007, our Board adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 187,500 shares of Common Stock for future grants under it. The 2007 Plan terminated in 2017 with 94,651 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2021.

On January 2, 2008, our Board adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 125,000 shares of Common Stock for future grants under it. The 2008 Plan terminated in 2018 with 40,499 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2021.

On March 18, 2011, our Board adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 62,500 shares of Common Stock for future grants under it. At December 31, 2021, there were 726 shares of Common Stock reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2021 total 9,750.

On March 22, 2013, our Board adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2013 Plan to a total of 300,000. At December 31, 2021, there were 100 shares of Common Stock reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2021 total 20,000.

On March 27, 2015, our Board of Directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2015 Plan to a total of 1,250,000. At December 31, 2021, there were 3,686 shares of Common Stock reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2021 total 130,000.

On April 12, 2018, our Board of Directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan was amended on May 21, 2019 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2018 Plan to a total of 1,750,000. At December 31, 2021, there were 625,500 shares of Common Stock reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2021 total 340,000.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The Company’s stockholders approved an amendment to the 2020 Plan at the Annual Meeting held on June 22, 2021 which increased the number of shares of Common Stock authorized and reserved for issuance under the 2020 Plan to a total of 2,500,000. At December 31, 2021, there were 915,845 shares of Common Stock reserved for awards available for issuance under the 2020 Plan. Stock options granted under the 2020 Plan that remain unexercised and outstanding as of December 31, 2021 total 555,000.

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

The following table sets forth certain information regarding the Plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,086,064	$2.37	915,845
Equity compensation plans not approved by stockholders	—	$—	—
Total all plans	1,086,064	$2.37	915,845

Recent Sales of Unregistered Securities

Except as previously reported by the Company on its Quarterly Reports on Form 10-Q or its Current Reports on Form 8-K, as applicable, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal 2021 and 2020; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2022, and whether new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (16) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (17) our dependence on key personnel; (18) our reliance on third-party distributors and sales representatives for part of our marketing capability; (19) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (20) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (21) our ability to generate more recurring cloud and service revenues; (22) risks related to our license arrangements; (23) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (24) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (25) the sale of substantial amounts of our Common Stock that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (26) the possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (27) our nonpayment of dividends and lack of plans to pay dividends in the future; (28) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (29) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (30) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (31) whether such technology will have a significant impact on our revenues in the long-term; (32) whether we will be able to meet the standards for continued listing on the Nasdaq Capital Market; and (33) indemnification of our officers and directors.

Current Trends and Recent Developments for the Company

Overview

Video Solutions Operating Segment – Within our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVU body-worn camera line, consisting of the FirstVu Pro, FirstVu, and the FirstVU HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020.

Revenue Cycle Management Operating Segment - We have recently entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leafing to substantial improvements in their operating margins and cash flows.

Ticketing Operating Segment - We have also recently entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

Segment Overview

Our reportable segments are: 1) video solutions, 2) revenue cycle management, and 3) ticketing.

Video Solutions Operating Segment

Our video solutions segment revenue encompasses video recording products and services for our law enforcement and commercial customers and the sale of Shield disinfectant and personal protective products. This segment generates revenues our subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

To judge the health of our video solutions segment, we review the current active subscriptions and deferred service revenues, along with the quantity and gross margins generated by our video solutions hardware sales.

Revenue Cycle Management Operating Segment

Our revenue cycle management segment consists of our medical billing subsidiaries. Revenues of this segment are recognized after we perform our obligations of our revenue cycle management services. Our revenue cycle management services are services, performed and charged monthly, generally based on a contractual percentage of total customer collections, for which we recognize our net service fees.

To judge the health of our revenue cycle management segment, we review the collection success rate and collection timing. In addition, we review the associated costs incurred to assist our customers, and any changes in operating margins and cash flows.

Ticketing Operating Segment

Our ticketing operating segment consists of ticketing services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Ticketing direct expenses include the cost of tickets purchased for resale by the Company and holds as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

To judge the health of our ticketing operating segment, we review the gross transaction value, which represents the total value related to a ticket sale and includes the face value of the ticket as well as the service charge. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, the overall number of customers in our database, and the number and percentage of tickets sold via the website and mobile app.

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2021, and 2020:

	Years Ended December 31,
	2021	2020
Net Revenues:
Video Solutions	$9,073,626	$10,514,868
Revenue Cycle Management	1,630,048	—
Ticketing	10,709,760	—
Total Net Revenues	$21,413,434	$10,514,868

Gross Profit:
Video Solutions	$2,002,345	$4,062,594
Revenue Cycle Management	521,047	—
Ticketing	3,140,382	—
Total Gross Profit	$5,663,774	$4,062,594

Operating Income (loss):
Video Solutions	$(4,497,196)	$(578,417)
Revenue Cycle Management	93,763	—
Ticketing	235,432	—
Corporate	(10,592,909)	(7,085,234)
Total Operating Income (Loss)	$(14,760,910)	$(7,663,651)

Depreciation and Amortization:
Video Solutions	$395,361	$250,156
Revenue Cycle Management	—	—
Ticketing	427,128	—
Total Depreciation and Amortization	$822,489	$250,156

Assets (net of eliminations):
Video Solutions	$25,983,348	$16,435,769
Revenue Cycle Management	934,095	—
Ticketing	12,260,780	—
Corporate	43,810,974	4,361,758
Total Identifiable Assets	$82,989,197	$20,797,527

Segment net revenues reported above represent only sales to external customers. Segment gross profit represents net revenues less cost of revenues. Segment operating income (loss), which is used in management’s evaluation of segment performance, represents net revenues, less cost of revenues, less all operating expenses. Identifiable assets are those assets used by each segment in its operations. Corporate assets primarily consist of cash, property, plant and equipment, accounts receivable, inventories, and other assets.

Consolidated Results of Operations

We experienced operating losses for all quarters during 2021 and 2020. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenue	$11,744,112	$4,639,822	$2,493,671	$2,535,829	$2,798,291	$3,558,640	$1,732,192	$2,425,745
Gross profit	2,190,523	1,400,570	1,260,800	811,882	1,182,160	1,222,648	392,758	1,265,028
Gross profit margin percentage	18.7%	30.2%	50.6%	32.0%	43%	34.1%	22.7%	52.2%
Total selling, general and administrative expenses	7,869,883	4,999,543	3,877,684	3,677,575	2,931,334	3,066,606	2,535,912	3,192,396
Operating loss	(5,679,360)	(3,598,973)	(2,616,884)	(2,865,693)	(1,749,174)	(1,843,958)	(2,143,154)	(1,927,368)
Operating loss percentage	(48.4)%	(77.6)%	(104.9)%	(113.0)%	(63.2)%	(51.4)%	(123.7)%	(79.5)%
Net income/(loss)	$1,122,791	$8,068,799	$(5,382,487)	$21,721,858	$(321,318)	$527,442	$(497,894)	$(2,334,110)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions including the 2021 purchases in the revenue cycle management and ticketing operating segments. We reported net income of $1,122,790 on revenues of $11,744,112 for fourth quarter 2021.

The factors and trends affecting our recent performance include:

●	The Company formed two new operating segments in 2021 and revenues increased in the third and fourth quarters of 2021 compared to the previous quarters. The primary reason for the revenue increase, beginning in the third quarter of 2021 is the completion of three acquisitions, being TicketSmarter which is included in our ticketing operating segment and two acquisitions of medical billing companies through our revenue cycle management operating segment. The new ticketing operating segment generated $10,709,760 in 2021 revenue since its acquisition date of September 1, 2021, and with our revenue cycle management operating segment generating $1,630,048 in revenues for the year ended December 31, 2021. We expect to continue to experience improved results from our two new operating segments and their recent acquisitions, and expect to continue acquiring new businesses particularly in our revenue cycle management operating segment. We are employing a roll-up strategy in our revenue cycle management operating segment and have completed two acquisitions in 2022 and have a signed letter of intent to acquire a third in 2022.

●	Our objective is to expand our video solutions segment’s recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $302,634 in the fourth quarter of 2021, an increase of $73,710 (32%) over the fourth quarter of 2020. Overall, cloud revenues increased to approximately $1,055,965 for the year ended December 31, 2021 compared to approximately $937,000 for the year ended December 31, 2020 an increase of $118,965, or 13%. We are pursuing several new market channels outside of our traditional law enforcement and private security customers, similar to our NASCAR and event security customers, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	We have a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the relationship, we provide cameras that are mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every racetrack, as well as enhancing its officiating process through technology. Our relationship with NASCAR has yielded many new opportunities with NASCAR related sponsors. We believe this partnership with NASCAR demonstrate the flexibility of our product offerings and help expand the appeal of our products and service capabilities to new commercial markets. We also have an affiliation with the Indy series races and, in particular, the Rahal Letterman Lanigan Racing team which has several cars in most Indy style races. These relationships provide us with access to many potential customers through the various programs supported by both the NASCAR and Indy-Style car race series.

●	On July 20, 2020, the Company and Brickell Key Investments LP (“BKI”) executed a Termination Agreement and Mutual Release (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company made a payment in the amount of $1,250,000 to BKI, and the parties agreed to terminate a Proceeds Investment Agreement (the “PIA”), which they previously entered into on July 31, 2018, and to release each other from any further liability under the PIA. As a result, any obligations under the PIA have been extinguished and a $5,250,000 change in fair value was assessed for the year ended December 31, 2020.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 13, “Commitments and Contingencies,” to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2021 and 2020

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2021 and 2020, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	74%	61%

Gross profit	26%	39%
Selling, general and administrative expenses:
Research and development expense	9%	18%
Selling, advertising and promotional expense	27%	25%
General and administrative expense	60%	69%

Total selling, general and administrative expenses	96%	112%

Operating loss	(69)%	(73)%

Change in fair value of derivative liabilities	171%	—%
Change in fair value of contingent consideration promissory notes and earn-out agreements	17%	—%
Warrant modification expense	(1)%	—%
Change in fair value of short-term investments	—%	—%
Change in fair value of note payable	—%	(12)%
Change in fair value of proceeds investment agreement	—%	50%
Gain on extinguishment of debt	—%	13%
Secured convertible note payable issuance expenses	—%	(1)%
Interest income (expense) and other income, net	1%	—%

Income (loss) before income tax benefit	119%	(25)%
Income tax expense (benefit)	—%	—%

Net income (loss)	119%	(25)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	—%	—%

Net income (loss) attributable to common stockholders	119%	107%

Net loss per share information:
Basic	$0.51	$(0.12)
Diluted	$0.51	$(0.12)

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenues:

Product revenues primarily includes video operating segment hardware sales of in-car and body-worn cameras, along with sales of our ThermoVuTM units, disinfectants, and personal protective equipment. Additionally, product revenues also include the sale of tickets by our ticketing operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our ticketing segment until their sale.

Service and other revenues consist of cloud and warranty services revenues from our subscription plan and storage offerings of our video solutions segment. Our ticketing operating segments’ secondary ticketing marketplace revenues are included in service revenue. We recognize service revenue from sales generated through its secondary ticketing marketplace as we collect net services fees on secondary ticketing marketplace transactions. Lastly, our revenue cycle management segment revenues are included in the service revenues for services provided to medical providers throughout the country.

The following table presents revenues by type and segment:

	Year Ended December 31,
	2021	% Change	2020
Product revenues:
Video solutions	$6,393,050	(20.4)%	$8,029,457
Ticketing	2,787,237	100%	—
Total product revenues	9,180,287	14.3%	8,029,457
Service and other revenues:
Video solutions	2,680,576	7.9%	2,485,411
Ticketing	7,922,523	100%	—
Revenue cycle management	1,630,048	100%	—
Total service and other revenues	12,233,147	392.2%	2,485,411
Total revenues	$21,413,434	103.6%	$10,514,868

Current product offerings from our video operating segment include the following:

Product	Description
EVO-HD	An in-car digital audio/video system which records in 1080P HD video and is designed for law enforcement and commercial fleet customers. This system includes two cameras and can use up to four external cameras for a total of four video streams. This system includes integrated, patented VuLink technology, internal GPS, and an internal Wi-Fi Module. The system includes the choice between a Wireless Microphone Kit or the option to use the, FirstVy PRO, FirstVu II, or FirstVu HD Body Camera as the wireless microphone. This system also includes a three-year advanced exchange warranty. We offer a cloud storage solution to manage the recorded evidence and charge a monthly device license fee for our cloud storage.
DVM-750	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for law enforcement customers. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This product is being discontinued and phased out of our product line but we are supporting existing customers with new products and repair and parts.
DVM-250 Plus/DVM-250	An in-car digital audio/video system that is integrated into a rear-view mirror primarily designed for commercial fleet customers. We offer a web-based, driver management and monitoring analytics package for a monthly service fee that is available for our DVM-250 customers.
FLT-250	The same great features of the DVM-250 in a new compact, non-mirrored form factor that allows for multiple mounting options in any vehicle type for commercial fleets.
DVM-800	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear-view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. This system also includes the premium package which has additional warranty. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option.
DVM-800 Lite	An in-car digital audio/video system which records in 480P standard definition video that is integrated into a rear view mirror primarily designed for law enforcement customers. This system can use an internal fixed focus camera or two external cameras for a total of four video streams. We offer local storage as well as cloud storage solutions to manage the recorded evidence. We charge a monthly storage fee for our cloud storage option and a one-time fee for the local storage option. This system is replacing the DVM-100 and DVM-400 product offerings and allows the customer to configure the system to their needs.

FirstVu Pro	A body-worn camera system that is light weight, one-piece unit that captures full HD video and audio, while offering industry leading features such as live streaming, a full-color touchscreen display, an advanced image sensor with IR LEDs, proprietary image distortion reduction, IP67 rated resisting dust & wind and is water submersible for 30 minutes at a depth of 3 feet. It is MIL-STD-810G compliant capable of handling drops, shock, and vibration, and will function flawlessly in a wide temperature range. We also offer a cloud-based evidence storage and management solution for our FirstVu Pro customers for a monthly service fee.
FirstVu II	A body-worn camera system that is a one-piece device and offers industry leading technology such as an articulating camera head, a full-color display, an advanced image sensor, and GPS. It can be used by law enforcement, private and event security and commercial customers. We also offer a cloud-based evidence storage and management solution for our FirstVu II customers for a monthly service fee.
FirstVu HD	A body-worn digital audio/video camera system primarily designed for law enforcement customers. We also offer a cloud-based evidence storage and management solution for our FirstVu HD customers for a monthly service fee.
VuLink	An in-car device that enables an in-car digital audio/video system and a body worn digital audio/video camera system to automatically and simultaneously start recording.
QuickVu Docking Stations	Compatible with the FirstVu PRO and FirstVu II, the QuickVu docking stations provide a comprehensive and elegant solution for storing and charging body cameras while uploading video evidence to the cloud. QuickVu also allows for rapid reviewing of footage right from the interactive touchscreen display. Available in eight (8) or twenty-four (24) individual docking bays.
12-Bay Docking Stations & Mini-Docks	Compatible with the FirstVu HD body-worn camera, the 12-bay docking station includes a 1TB local memory hard drive and can simultaneously upload 4 hours of video from 12 FirstVu HD cameras within a 15-minute shift change and push configuration updates. The Mini-Dock is a single unit, portable smart dock that uploads video evidence to VuVault.com from a FirstVu HD body camera.
ThermoVuTM	A non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters
ShieldTM line	Disinfectant and cleanser line, which is for use against viruses and bacteria, that is less harsh than many of the traditional products now widely distributed. Offered in a variety of sizes and quantities. Also offering personal protective equipment, including nitrile and vinyl gloves, level 3 and N95 NIOSH certified face masks, as well as the electrostatic sprayer.
Event Ticketing	TicketSmarter offers ticket to over 125,000 live events through their ticket marketplace, including sporting events, concerts, and theatre. TicketSmarter is the official resale partner of more than 35 collegiate conferences, 300+ universities, and hundreds of events and venues.

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the amount of medical billings collected by the customer.

Our ticketing operating segment sells our products and services to customers in the following manner:

●	Our ticketing operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the ticketing operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The COVID-19 pandemic had an impact on all of our operating segment revenue streams for the year ended December 31, 2021. In particular, it had a negative impact generally on our video solutions operating segment legacy products and, specifically, our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the year. Ticketing operating segment revenues were also negatively impacted due to the cancellation of a number of live events and government-imposed restrictions and large gatherings. Our revenue cycle management operating segment was also affected due to the higher level of healthcare service utilization due to the pandemic while certain elective and routine healthcare services were reduced due to COVID-19 pandemic restrictions.

Product revenues for the years ended December 31, 2021 and 2020 were $9,180,287 and $8,029,457, respectively, an increase of $1,150,830 (14.3%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s recent acquisition of TicketSmarter on September 1, 2021. The new ticketing operating segment generated $2,787,237 in product revenues for the year ended December 31, 2021, compared to $-0- for the year ended December 31, 2020. This relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●

The Company’s video segment operating segment generated revenues totaling over $6,393,050 during the years ended December 31, 2021 compared to $8,029,457 for the year ended December 31, 2020 due to new product lines in 2020 related to our COVID-19 response. Late in the second quarter of 2020, the Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental office, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes.

The Company’s video solution operating segment began offering the Shield™ line of disinfecting products to its first responder customers including police, fire and paramedics late in the second quarter of 2020. Commercial customers such as hospitals, dental offices, office buildings, retail stores, and restaurants have applied these products. The Company has enhanced the line of disinfectant products through the newly designed Shield Electrostatic Sprayer to efficiently and effectively dispense the disinfectants. The Company is hopeful that its law enforcement and commercial customers will adopt this new product offering to combat the spread of the COVID-19 virus as well as other bacteria and viruses.

●	The video solutions operating segment shipped seven individual orders in excess of $100,000, for a total of approximately $986,062 in revenue for the year ended December 31, 2021, compared to four individual orders in excess of $100,000, for a total of approximately $903,910 in revenue for the year ended December 31, 2020.

●	In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our EVO-HD late in the second quarter of 2019 with the goal of enhancing our product line features to meet these competitive challenges and we started to see traction in late 2019. We expect customers and potential customers to review and test the EVO-HD prior to committing to this new product platform, all of which has been delayed due to the COVID-19 pandemic. Additionally, we introduced or new body-worn cameras, the FirstVu Pro and FirstV II, in the fourth quarter of 2021, with the goal of shipping these products in the first quarter of 2022. We hope to see increased traction with these products into 2022 after the market is able to review and test these new products.

●	Our video solutions operating segment product shipments have been particularly impacted by the COVID-19 pandemic because of delays in the shipment of certain law enforcement orders since the first quarter of 2020 as police forces and governments deal with its impact. Our product sales to law enforcement decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, as the impact of the COVID-19 pandemic continues to impact our business.

The COVID-19 pandemic impact remains relevant, as the shipment of commercial orders during the year ended December 31, 2021 remain slow, and cruise lines, taxi cabs, paratransit and other commercial customers continue to deal with its impact. Our product sales to commercial customers decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the impact of the COVID-19 pandemic.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues for the years ended December 31, 2021 and 2020 were $12,233,147 and $2,485,411, respectively, an increase of $9,747,736 (392.2%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,055,965 and $954,873 for the years ended December 31, 2021 and 2020, respectively, an increase of $101,092 (11%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the year ended December 31, 2021. We expect this trend to continue for 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $978,018 and $1,173,169 for the years ended December 31, 2021 and 2020, respectively, a decrease of $195,151 (17%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the fallout from the COVID-19 pandemic and related restrictions on travel adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales of 15% in the 2021 period compared to 2020.

●	Video solutions operating segment installation service revenues were $204,701 and $180,319 for the years ended December 31, 2021 and 2020, respectively, an increase of $24,382 (14%). Installation revenues tend to vary more than other service revenue types and are dependent on larger customer implementations. The slight increase in installation revenues in the years ended December 31, 2021 compared to the same period 2020 was attributable to the resumption of previous projects pending install due to the effects related to the COVID-19 pandemic.

●	Revenues from building rental income were $290,012 and $-0- for the years ended December 31, 2021 and 2020, respectively, an increase of $290,012 (100%). The Company completed the purchase of an office/warehouse building during the years ended December 31, 2021, in which current tenants were under existing agreements. The agreement terminated at the end of August 2021.

●	Our new ticketing operating segment generated service revenues totaling $7,922,523 and $-0- for the years ended December 30, 2021 and 2020, respectively, an increase of $7,922,523 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. This increase reflects just four months of service revenues by our ticketing operating segment, which we hope will present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $1,630,048 and $-0- for the years ended December 31, 2021 and 2020, respectively, an increase of $1,630,048 (100%). Our revenue cycle management operating segment completed the acquisitions of its first medical billing company on June 30, 2021 and the second medical billing company on August 31, 2021, thus resulting in the new service revenue stream added in the year ended December 31, 2021 for the Company. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. This increase reflects three months of the first medical billing company revenues and just one month of the second medical billing company revenues within the new revenue cycle management operating segment, which we home will present a strong revenue outlook moving forward.

Total revenues for the years ended December 31, 2021, and 2020 were $21,413,434 and $10,514,868, respectively, an increase of $10,898,566 (103.6%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the years ended December 31, 2021, and 2020 was $8,635,047 and $5,739,572, respectively, an increase of $2,895,475 (50.4%). Overall cost of goods sold for products as a percentage of product revenues for the years ended December 31, 2021, and 2020 were 94.1% and 71.5%, respectively. Cost of products sold by operating segment is as follows:

	Years Ended December 31,
	2021	2020
Cost of Product Revenues:
Video Solutions	$6,197,061	$5,739,572
Revenue Cycle Management	—	—
Ticketing	2,437,986	—
Total Cost of Product Revenues	$8,635,047	$5,739,572

The increase in cost of goods sold for our video solutions segment products is due to numerous factors including higher sales of the lower margin Shield disinfectant and personal protective products during 2021 and increases in the allowance for excess and obsolete inventory. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 96.9% for the year ended December 31, 2021 as compared to 71.5% for the year ended December 31, 2020.

The increase in ticketing operating segment cost of product sold is the due to the September 1, 2021 acquisition of TicketSmarter, resulting in an increase to cost of product revenue of $2,437,986 for the year ended December 31, 2021, compared to $-0- for the year ended December 31, 2020. Cost of product sold as a percentage of product revenues for the ticketing solutions was 87.5% for the year ended December 31, 2021.

We recorded $3,353,458 and $1,960,351 in reserves for obsolete and excess inventories for the years ended December 31, 2021 and 2020, respectively. Total raw materials and component parts were $3,062,046 and $3,186,426 for the years ended December 31, 2021 and 2020, respectively, a decrease of $124,380 (4%). Finished goods balances were $10,512,577 and $6,974,291 for the years ended December 31, 2021 and December 31, 2020, respectively, an increase of $3,538,286 (51%) which was attributable to accumulating inventory for the expanded Shield and video solutions product lines, along with $2,102,272 in finished goods from our newly acquired ticketing segment. The increase in the inventory reserve is primarily due to inventory obsolescence for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus, LaserAlly legacy products, and ThermoVu products. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2021.

Cost of Service Revenue

Overall cost of service revenue sold for the years ended December 31, 2021, and 2020 was $7,114,612 and $712,702, respectively, an increase of $6,401,910 (898.3%). Overall cost of goods sold for services as a percentage of service revenues for the years ended December 31, 2021, and 2020 were 58.2% and 28.7%, respectively. Cost of service revenues by operating shipment is as follows:

	Years Ended December 31,
	2021	2020
Cost of Service Revenues:
Video Solutions	$874,219	$712,702
Revenue Cycle Management	1,109,001	—
Ticketing	5,131,392	—
Total Cost of Service Revenues	$7,114,612	$712,702

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the year ended December 31, 2021 compared to the year ended December 31, 2020. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 32.6% for the year ended December 31, 2021 as compared to 28.7% for year ended December 31, 2020.

The increase in revenue cycle management operating segment cost of service revenue is the due to the 2021 acquisitions of two medical billing companies in late 2021 The revenue cycle management operating segment was formed in 2021 and did not exist in 2020. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment was 68.0% for 2021.

The increase in ticketing operating segment cost of service revenues is the due to the September 1, 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $5,131,392 for the year ended December 31, 2021, compared to $-0- for the year ended December 31, 2020. Cost of service revenues as a percentage of service revenues for the ticketing increased to 64.8% for the year ended December 31, 2021.

Gross Profit

Overall gross profit for the years ended December 31, 2021 and 2020 was $5,663,775 and $4,062,594, respectively, an increase of $1,601,181 (39.4%). Gross profit by operating segment was as follows:

Gross Profit:
Video Solutions	$2,002,345	$4,062,594
Revenue Cycle Management	521,047	—
Ticketing	3,140,383	—
Total Gross Profit	$5,663,775	$4,062,594

The overall increase is attributable to the large overall increase in revenues for the year ended December 31, 2021 and an increase in the overall cost of sales as a percentage of overall revenues to 73.6% for the year ended December 31, 2021 from 61.4% for the year ended December 31, 2020. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses were $20,424,685 and $11,726,245 for the years ended December 31, 2021 and 2020, respectively, an increase of $8,698,440 (74.2%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 95% for 2021 compared to 112% in the same period in 2020. The significant components of selling, general and administrative expenses are as follows:

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2021	2020
Research and development expense	$1,930,784	$1,842,800
Selling, advertising and promotional expense	5,717,824	2,607,242
Professional fees and expense	1,513,862	990,975
Executive, sales, and administrative staff payroll	3,288,360	2,449,690
Other	7,973,855	3,835,538
Total	$20,424,685	$11,726,245

Selling, general and administrative expenses by operating segment are as follows:

	Years Ended December 31,
	2021	2020
Selling, general and administrative expenses:
Video Solutions	$6,231,254	$4,641,011
Revenue Cycle Management	427,284	—
Ticketing	2,904,951	—
Corporate	10,861,196	7,085,234
Total selling, general and administrative expenses	$20,424,685	$11,726,245

Research and development expense. Our video solutions operating segment continues to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,930,784 and $1,842,800 for the years ended December 31, 2021 and 2020, respectively, an increase of $87,984 (4.8%). We employed 17 engineers at December 31, 2021 compared to 15 engineers at December 31, 2020, most of whom are dedicated to research and development activities for new products and primarily the FirstVu Pro, FirstVu II, QuickVu docking stations, ThermoVuTM, ShieldTM, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and we continue to outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $5,717,824 and $2,607,242 for the years ended December 31, 2021 and 2020, respectively, an increase of $3,110,582 (119.3%). Salesman salaries and commissions for our video solutions segment represent the primary components of these costs and were $1,605,034 and $1,616,267 for the years ended December 31, 2021 and 2020, respectively, a slight decrease of $11,233 (1%). The effective commission rate was 7.5% for the year ended December 31, 2021 compared to 15.4% for the year ended December 31, 2020. We reduced the number of salesmen in our law enforcement and commercial channels in 2021 compared to 2020. In addition, we are utilizing third-party distributors as a major component of our new Shield and ThermoVu sales channel. Lastly, our recent acquisitions require minimal salespeople, due to their specific service offerings and platforms.

Promotional and advertising expenses totaled $4,112,790 during the year ended December 31, 2021 compared to $990,975 during the year ended December 31, 2020, an increase of $3,121,815 (315%). The overall increase is primarily attributable to our 2021 sponsorship of NASCAR and IndyCar, compared to the reduced expense due to the ultimate suspension of the 2020 NASCAR season during 2020, and a reduction in attendance at trade shows as a result of the COVID-19 pandemic during 2020. Additionally, TicketSmarter is very active in sponsorship and advertising, as they are continuing to build a brand and gaining recognition. TicketSmarter accounted for $1,541,670 of the total promotional and advertising expense for the year ended December 31, 2021.

Professional fees and expense. Professional fees and expenses totaled $1,513,862 and $990,975 for the years ended December 31, 2021 and 2020, respectively, an increase of $522,887 (52.8%). The increase in professional fees is primarily attributable to increased legal fees surrounding the two registered direct offerings during the year ended December 31, 2021, along with increased legal and broker fees associated with the Company’s numerous acquisitions in 2021, paired with other current due diligence items and opportunities the Company is exploring. Additionally, increased board fees, audit fees, and service fees are attribute to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $3,288,360 and $2,449,690 for the years ended December 31, 2021 and 2020, respectively, an increase of $838,670 (34.2%). The primary reason for the increase in executive, sales and administrative staff payroll was the recent formation of the revenue cycle management and ticketing operating segments and their acquisitions of the medical billing companies and TicketSmarter which occurred in 2021 and therefore had no impact on 2020 expenses. This increase is also due to a return to regular staff levels compared to the same period in 2020, in which the Company experienced a reduction in technical support staffing in response to the COVID-19 pandemic during the second quarter of 2020, as the COVID-19 pandemic had significantly impacted the Company’s new event security business channel in 2020 because many sporting venues were closed including those served by these service technicians. Additionally, this trend is expected to continue because of the acquisitions completed during the year ended December 31, 2021, which resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers compared to 2020. Additionally, the acquisitions completed during the year ended December 31, 2021, resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers.

Other. Other selling, general and administrative expenses totaled $7,973,854 and $3,835,538 for the years ended December 31, 2021 and 2020, respectively, an increase of $4,138,316 (108%). The increase in other expenses in the year ended December 31, 2021 compared to the same period in 2020 is primarily attributable to the increased expenses related to the two new operating segments and their acquisitions, and associated operating expenses, completed during the year ended December 31, 2021, that were not relevant to the year ended December 31, 2020. Additionally, this increase is also attributable to an increase in travel costs as COVID-19 restrictions begin to ease, as well as substantially increased insurance costs compared to the same period in 2020. The increased insurance costs are primarily in general liability and related coverages which premiums have been increased to address the exposure to the COVID-19 pandemic.

Operating Loss

For the reasons previously stated, our operating loss was $14,760,910 and $7,663,651 for the years ended December 31, 2021 and 2020, respectively, an increase of $7,100,764 (93%). Operating loss as a percentage of revenues improved to 69% in 2021 from 73% in 2020.

Interest and Other Income

Interest income increased to $310,200 for the year ended December 31, 2021, from $47,893 in 2020, which reflects our overall higher cash and cash equivalent levels in 2021 compared to 2020. The Company completed two registered direct offerings in the year ended December 31, 2021 which yielded net proceeds of approximately $66.4 million which balances have earned increased interest income when compared to the same period in 2020. Additionally, this increase is a result of interest incurred on debt that the Company has issued, as well as interest incurred on leased products.

Interest Expense

We incurred interest expense of $28,600 and $342,379 during the years ended December 31, 2021 and 2020, respectively. The decrease was attributable to utilizing a portion of the net proceeds from the registered direct offerings to eliminate substantially all interest-bearing debt balances outstanding in the year ended December 31, 2021 as compared to the year ended December 31, 2020. On May 12, 2020, the Company received $150,000 in additional loan funding under the Economic Injury Disaster Loans (“EIDL”) program administered by the Small Business Administration (“SBA”). Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL promissory note is thirty years and monthly principal and interest payments are deferred for twelve months after the date of disbursement and total $731.00 per month thereafter. Additionally, the increase is attributable to the contingent earn-out notes associated with the two Nobility Healthcare acquisitions, currently at a total balance of $967,211 for the two notes, with interest rates of 3.00% per annum.

Change in Fair Value of Secured Convertible Notes

We recognized a loss on change in fair value of secured convertible notes totaling $-0- and $1,300,252 during the years ended December 31, 2021 and 2020, respectively.

We elected to account for the secured convertible notes that were issued on April 17, 2020 on their fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date of April 17, 2020 and through June 12, 2020, when they were paid in full. The change in fair value from their issuance date of April 17, 2020 to their pay-off date was $887,807, which was recognized as a charge in the Consolidated Statement of Operations for the year ended December 31, 2020. No similar changes in fair value occurred during the year ended December 31, 2021.

We elected to account for the secured convertible notes that were issued in August 2019 on its fair value basis. Therefore, we determined the fair value of the secured convertible notes as of their issuance date on December 31, 2019 until they were paid in full March 3, 2020. The change in fair value from December 31, 2019 to their pay-off date was $412,445, which was recognized as a charge in the Consolidated Statement of Operations at December 31, 2020. No similar changes in fair value occurred during the year ended December 31, 2021.

Change in Fair Value of Proceeds Investment Agreement

We recorded a gain on the change in fair value of proceeds investment agreement of $-0- and $5,250,000 during the years ended December 31, 2021 and 2020, respectively.

We elected to account for the PIA that we entered into with BKI in July 2018 on its fair value basis. Therefore, we determined the fair value of the 2018 PIA as of December 30, 2021, and December 31, 2020 to be $-0- and $5,250,000, respectively. The change in fair value from December 21, 2019, to December 31, 2020 was $5,250,000, which was recognized as a gain in the Consolidated Statement of Operations for the years ended December 31, 2020. No similar changes in fair value occurred during the year ended December 31, 2021.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $101,645 and $-0- during the years ended December 31, 2021 and 2020, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less. The increase reflects our overall higher cash and cash equivalent levels in 2021 compared to 2020. The Company completed two registered direct offerings in the year ended December 31, 2021 which yielded net proceeds of approximately $66.4 million, a portion of which was invested in short-term securities with original maturities of 90 days or less.

Change in Fair Value of Warrant Derivative Liabilities

During the year ended December 31, 2021, the Company issued detachable warrants to purchase a total of 42,550,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from their issuance date to December 31, 2021 totaled $36,664,907 which was recognized as a gain in the year ended December 31, 2021. The Company determined the fair value of such warrants as of their issuance date, and as of December 31, 2021, to be $51,216,058 and $14,846,932, respectively.

Change in Fair Value of Contingent Consideration Promissory Notes and Earn-Out Agreements

During the year ended December 31, 2021, the Company issued a contingent consideration earn-out agreement in connection with the Stock Purchase Agreement between TicketSmarter, Inc., Goody Tickets, LLC and TicketSmarter of $3,700,000. As of December 31, 2021, Management determined that the actual Measurement Period EBITDA generated by TicketSmarter was less than 70% of the Projected EBITDA threshold provided in such agreement. Therefore, no TicketSmarter earn-out payments were due under such agreement. Therefore, the fair value of the contingent consideration earn-out agreement was reduced to zero, and the resulting gain of $3,700,000 was reported in our Consolidated Statements of Operations for the year ended December 31, 2021.

Additionally, during the year ended December 31, 2021, the Company issued a contingent consideration promissory note in connection with the Stock Purchase Agreement between our revenue cycle management segment and a private company of $350,000. Management’s estimate of the fair value of this contingent promissory note at December 31, 2021 is $317,211 representing a reduction in its estimated fair value of $32,789. The Company recorded a gain of $32,789 in the Consolidated Statements of Operations for the year ended December 31, 2021.

Gain on Extinguishment of Debt

We recognized a gain on extinguishment of debt totaling $10,000 and $1,417,413 during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 the Company was notified that its $10,000 EIDL advance received with the Payroll Protection Program (the “PPP”) Loan was fully forgiven, thus included in “Gain on Extinguishment of Debt” in our Consolidated Statements of Operations for the year ended December 31, 2021.

As discussed in Note 8, “Debt Obligations,” on May 4, 2020 the Company received a $1,418,900 promissory note under the SBA’s PPP Loan through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On December 10, 2020, we were informed that the Company’s SBA Loan had been forgiven, resulting in the remaining balance has been released resulting in a gain on extinguishment of debt. In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt. As a result, we recorded a gain on the extinguishment of debt in the amount of $1,417,413, which is included in “Gain on Extinguishment of Debt” in our Consolidated Statements of Operations for the year ended December 31, 2020.

Secured Convertible Notes Issuance Expenses

We recognized secured convertible note issuance expenses of $-0- and $34,906 during the years ended December 31, 2021 and 2020, respectively.

We elected to account for and record our $1,667,000 principal amount of secured convertible notes on April 17, 2020 on a fair value basis. Accordingly, we were required to expense the related issuance costs to other expense in the consolidated statements of operations. Such costs totaled $34,906 for the year ended December 31, 2020 and primarily included related legal and accounting fees. No similar debt issuances occurred during the year ended December 31, 2021.

Income/(Loss) before Income Tax Benefit

As a result of the above, we reported a net income/(loss) before income tax benefit of $25,530,961 and ($2,625,881) for the years ended December 31, 2021 and 2020, respectively, an improvement of $28,156,843 (1,072%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2021 and 2020, respectively. The effective tax rate for both 2021 and 2020 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2021 and 2020 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2021. During 2021, we decreased our valuation reserve on deferred tax assets by $7,615,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $81,385,000 of federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2021 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above, we reported a net income/(loss) of $25,530,961 and ($2,625,882) for the years ended December 31, 2021 and 2020, respectively, an improvement of $28,156,843 (1,072%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $56,453 and $-0- for the years ended December 31, 2021 and 2020, respectively.

Net Income/(Loss) Attributable to Common Stockholders

As a result of the above, we reported a net income/(loss) of $25,474,508 and ($2,625,882) for the years ended December 31, 2021 and 2020, respectively, an improvement of $28,100,390 (1,070%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was $0.51 and ($0.12) for the years ended December 31, 2021 and 2020, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2021 and 2020 because all potentially dilutive securities during 2021 had exercise prices in excess of the market value of the company’s common stock and because of the net loss reported for 2020.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan - The Company has historically raised and continue to raise capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. The Company believes, that through such instruments, it has the ability to generate and obtain adequate amounts of capital to meet its requirements and plans for capital in the short-term and long-term. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of Common Stock, pre-funded warrants and warrants during the year ended December 31, 2021. Furthermore, the Company has minimal interest-bearing debt for the year ended December 31, 2021 in that of $150,000 remaining due on the promissory notes under the EIDL program, along with the two acquired private medical billing companies’ contingent consideration promissory notes and agreement, as more fully described in Note 8, “Debt Obligations”. The net proceeds of the registered direct offerings are sufficient to fund our operations during 2022 and management believes that it now has adequate liquidity for the foreseeable future from the recently completed registered direct offerings in 2021. Such offerings were completed through utilization of the Company’s shelf-registration statement on Form S-3 (File No. 333-239419), which was initially filed with the SEC on June 25, 2020, and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

Shelf Registration Statement on Form S-3 - The Shelf Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of our Common Stock, debt securities, debt securities convertible into Common Stock or other securities in any combination thereof, rights to purchase shares of Common Stock or other securities in any combination thereof, warrants to purchase shares of Common Stock or other securities in any combination thereof or units consisting of Common Stock or other securities in any combination thereof having an aggregate initial offering price not exceeding $125,000,000. The Company has utilized the Shelf Registration Statement for two recent offerings of its securities, as described as follows:

●	Registered Direct Offering - On January 14, 2021, the Company, pursuant a securities purchase agreement, closed a registered direct offering (the “January Offering”) of (i) 2,800,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 7,200,000 of Common Stock at an exercise price of $0.01 per share, issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the January Offering; and (iii) common stock purchase warrants (“January Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the January Warrants. The January Offering was conducted pursuant to a placement agency agreement, dated January 11, 2021 (the “January Placement Agency Agreement”), between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc. (the “January Placement Agent”). The combined offering price of each share of Common Stock and accompanying January Warrant in the January Offering was $3.095.

Pursuant to the terms of the January Placement Agency Agreement, the Company agreed not to, for a period of 90 days after the date of the January Placement Agency Agreement, with certain exceptions, unless it has obtained the prior written consent of the January Placement Agent, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

The Company received approximately $29,013,000 in net proceeds from the January Offering after deducting the discounts, commissions and other estimated offering expenses payable by the Company. The Company plans to use the net proceeds from the January Offering for working capital, product development, order fulfillment and for general corporate purposes.

●	Registered Direct Offering - On February 1, 2021, the Company, pursuant a securities purchase agreement closed a registered direct offering (the “February Offering”) of (i) 3,250,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 11,050,000 of Common Stock at an exercise price of $0.01 per share, issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the February Offering; and (iii) common stock purchase warrants (“February Warrants”) to purchase up to an aggregate of 14,300,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price $3.25 per share, subject to certain adjustments, as provided in the Warrants. The February Offering was conducted pursuant to a placement agency agreement, dated January 28, 2021 (the “February Placement Agency Agreement”), between the Company and EF Hutton, division of Benchmark Investments, LLC (“February Placement Agent”). The combined offering price of each share of Common Stock and accompanying February Warrant in the February Offering was $2.80.

Pursuant to the terms of the February Placement Agency Agreement, the Company has agreed not to, for a period of 90 days after the date of the February Placement Agency Agreement, with certain exceptions, unless it has obtained the prior written consent of the February Placement Agent, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company.

The Company received approximately $37,447,100 in net proceeds from the February Offering after deducting the discounts, commissions and other estimated offering expenses payable by the Company. The Company plans to use the net proceeds from the February Offering for working capital, product development, order fulfillment and for general corporate purposes.

On August 19, 2021, the Company entered into a warrant exchange agreement (the “Exchange Agreement”) with the investors of the February Offering (the “February Investors”) cancelling February Warrants exercisable for an aggregate of 7,681,540 shares of Common Stock in consideration for its issuance of (i) new warrants (the “Exchange Warrants”) to the February Investors exercisable for an aggregate of up to 7,681,540 shares of Common Stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of Common Stock exercisable thereunder, representing an aggregate of 6,618,460 shares of Common Stock, and extended the expiration date of the February Warrants to September 18, 2026. The Company also filed a supplement to the Prospectus Supplement removing the cancelled February Warrants and the shares of Common Stock exercisable thereunder from registration under the shelf registration statement in order to provide additional availability for the issuance of securities under the shelf registration statement. The Exchange Warrants have a term of five years and 30 days and provide for an initial exercise price of $3.25 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis.

Management believes that it has adequate funding to support its business operations for the foreseeable future as a result of the funds raised by the January Offering and the February Offering.

The Company has increased its addressable market to expand beyond that of law and non-law enforcement customers through the recent acquisitions completed in 2021. Additionally, the Company continues to obtain new law and non-law enforcement contracts in 2021 and 2020, which contracts include recurring revenue during the period from 2021 to 2025. The Company believes that its quality control and cost cutting initiatives, expansion to other sales channels and new product introductions will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard. The extent to which our future operating results are affected by the COVID-19 pandemic will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products and services, and our ability to provide our products and services, particularly as a result of our employees working remotely and/or the closure of certain offices and facilities. While these factors are uncertain, we believe that the COVID-19 pandemic and/or the perception of its effects will have a material adverse effect on our business, financial condition, results of operations and cash flows.

We had warrants outstanding exercisable to purchase 26,008,598 shares of Common Stock at a weighted average exercise price $3.24 per share outstanding as of December 31, 2021. In addition, there are Common Stock options outstanding exercisable to purchase 1,086,064 shares of Common Stock at an average price of $2.37 per share. We could potentially use such outstanding warrants to provide near-term liquidity if we could induce their holders to exercise their warrants by adjusting/lowering the exercise price on a temporary or permanent basis if the exercise price was below the then market price of our Common Stock, although we can offer no assurances in this regard. Ultimately, we must restore profitable operations and positive cash flows to provide liquidity to support our operations and, if necessary, to raise capital on commercially reasonable terms in 2022, although we can offer no assurances in this regard.

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

We had $32,007,792 of available cash and equivalents and net working capital of $33,122,288 as of December 31, 2021. Net working capital as of December 31, 2021, included approximately $4.7 million of accounts receivable and other receivables and $9.7 million of current inventory.

Cash, cash equivalents: As of December 31, 2021, we had cash and cash equivalents with an aggregate balance of $32,007,792, an increase from a balance of $4,361,758 for the year December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $27,646,034 net increase in cash during the year ended December 31, 2021:

●	Operating activities:	$17,825,108 of net cash used in operating activities. Net cash used in operating activities was $17,825,108 and $13,274,715 for the years ended December 31, 2021 and 2020, respectively, a deterioration of $4,550,393. The deterioration is attributable to the net loss incurred for 2021, the non-cash gain attributable to the change in value of the warrant derivative liability, the usage of cash to decrease accounts payable and to increase accounts receivable, prepaid expenses, and other operating assets during the year ended December 31, 2021 compared to the same period in 2020.

●	Investing activities:	$19,124,379 of net cash used in investing activities. Cash used in investing activities was $19,124,379 and $1,499,189 for the years ended December 31, 2021 and 2020 respectively. In 2021 we incurred costs for: (i) the purchase of a office and warehouse building; (ii) the build out of the new leased office and warehouse space; (iii) the tooling of new products; (iv) patent applications on our proprietary technology utilized in our new products and included in intangible assets; and (v) the closing of three acquisitions during the year ended December 31, 2021.

●	Financing activities:	$64,595,521 of net cash provided by financing activities. Cash provided by financing activities was $64,595,521 for the year ended December 31, 2021, compared to cash provided by $18,775,977 for the year ended December 31, 2020. In 2021, we closed two underwritten public offerings of our Common Stock, which generated $66.6 million of cash and repurchased and cancelled shares of common stock of approximately $1.98 million. During 2020, we closed several underwritten public offerings of our Common Stock, which generated $12.8 million of cash, we received total proceeds of $5.2 million from the exercise of common stock purchase warrants and we received a total of $1.6 million in borrowings under the PPP and EIDL programs administered by the SBA. In April 2020, we received net proceeds of $1,500,000 from the issuance of the convertible notes with detachable common stock purchase warrants. In addition, we received $419,000 in proceeds from the issuance of unsecured promissory notes payable during the year ended December 31, 2020. These 2020 financing cash inflows were offset by the extinguishment of the PIA obligation and the repayment of principal on the secured convertible notes and unsecured promissory notes.

The net result of these activities was an increase in cash of $27,646,034 to $32,007,792 for the year ended December 31, 2021.

Commitments:

We had $32,007,792 of cash and cash equivalents and net positive working capital $33,122,288 as of December 31, 2021. Accounts receivable and other receivable balances represented $4,748,865 of our net working capital as of December 31, 2021. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2022, which would help to provide positive cash flow to support our operations during 2022. Inventory represented $9,659,536 of our net working capital as of December 31, 2021 and finished goods represented $10,631,618 of total current and non-current inventory. We are actively managing the level of inventory and our goal is to reduce such level during 2022 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2022.

Capital Expenditures. On April 30, 2021, the Company closed on the purchase and sale agreement to acquire a 71,361 square feet commercial office/warehouse building located in Lenexa, Kansas which is intended to serve as the Company’s principal office and warehouse needs. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million, the Company funded the purchase price with cash on hand, without the addition of external debt or other financing. The Company will be incurred additional capital expenditures to renovate the building to suit its office/warehouse needs during 2021.

The Company’s revenue cycle management segment completed its first medical billing company acquisition using approximately $1.0 in cash for the portion of the purchase price during 2021. The acquisition of the medical billing company included a contingent consideration promissory note payable to the sellers of $350,000 at closing, which management estimated its fair value of $317,211 as of December 31, 2021.

In addition, the Company’s revenue cycle management segment completed its second medical billing company acquisition using approximately $2.3 in cash for a portion of the total purchase price. The acquisition of the second medical billing company purchase price included a contingent consideration promissory note payable to the sellers with an estimated fair value of $650,000 at closing which remains outstanding as of December 31, 2021. Management expects to continue its roll-up strategy in the RCM (medical billing services) industry during the balance of 2021 and beyond. Management of the revenue cycle management segment expects to continue its roll-up strategy in the RCM (medical billing services) industry during 2022 and beyond.

The ticketing operating segment also completed the business acquisitions of Goody Tickets and TicketSmarter for a total purchase price of approximately $13.3 million during 2021 including approximately $8.6 million in cash at closing. The TicketSmarter purchase price includes a contingent consideration earn-out agreement payable to the sellers of up to $4,244,400, which was given a fair value of $3,700,000 at acquisition, that was reduced to $-0- as of December 31, 2021 as the EBITDA thresholds specified in the agreement were not met.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was sixty months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2021 was 22 months.

On June 30, 2021, the Company completed the acquisition of is first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was thirty-one months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date in March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was fifteen months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was twelve months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $266,294 for the year ended December 31, 2021.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2021 and December 31, 2020 was 3.8 years and 5.8 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2021:

Assets:
Operating lease right of use assets	$993,384

Liabilities:
Operating lease obligations-current portion	$373,371
Operating lease obligations-less current portion	$688,207
Total operating lease obligations	$1,061,578

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2022	$445,635
2023	252,518
2024	191,059
2025	173,333
Thereafter	175,113
Total undiscounted minimum future lease payments	1,237,658
Imputed interest	(176,080)
Total operating lease liability	$1,061,578

Litigation.

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy to not disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damages or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We re-evaluate and update accruals as matters progress over time.

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

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires the Company to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $127,293 and $110,491 for the years ended December 31, 2021 and 2020, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2021, the Company had advanced a total of $274,731 pursuant to this agreement which has been fully reserved for a net advance of $-0-. The minimum sales threshold was not met, and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018, the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018, by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. The Company had advanced a total of $53,332 pursuant to this agreement, until September 2020 when the agreement was mutually terminated, thus as of December 31, 2021, the Company had advanced $-0- pursuant to this agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Stock-based Compensation Expense;

●	Fair value of warrants;

●	Fair value of assets and liabilities acquired in business combinations; and

●	Accounting for Income Taxes.

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

Revenue for our video solutions segment is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized when control of the service is transferred to the customer, in an amount that reflects the consideration that we expect to receive in exchange for our services. We generate all our revenue from contracts with customers.

Revenue for our revenue cycle management segment is recorded on a net basis, as its primary source of revenue is its end-to end service fees. These service fees are reported as revenue monthly upon completion of the our performance obligation to provide the agreed upon services.

Revenue for our ticketing segment is recorded on a gross or net basis based on management’s assessment of whether we are acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

We sell our tickets held in inventory, which consists of one performance obligation, being to transfer control of an event ticket to the buyer upon confirmation of the order. We act as the principal in these transactions as we own the ticket at the time of sale, therefore we control the ticket prior to transferring to the customer. In these transactions, revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed. Payment is typically due upon delivery of the ticket.

We also act as an intermediary between buyers and sellers through the online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from ticketing operations, and consists of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As we do not control the ticket prior to the transfer, we act as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

We review all significant, unusual, or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty, the associated proceeds are treated as contract liability and recognized over the term of the extended warranty.

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $248.0 million since we commenced deliveries during 2006.

For our ticketing segment, our customers are mainly online visitors that pay at the time of the transaction, and we collect the service fees charged with the transaction. Thus, leading to minimal risk for uncollectible accounts, to which we then consider a specific reserve for bad debts based on their individual circumstances. As we continue to learn more about the collectability related to this recent acquisition, we will track historical bad debts and continue to assess appropriate reserves.

For our revenue cycle management segment, our customers are mainly medium to large healthcare organizations that are charged monthly upon the execution of our services. Being these customers are healthcare organizations with minimal risk for uncollectible accounts, we consider a specific reserve for bad debts based on their individual circumstances. As we continue to learn more about the collectability related to this recently added segment, we will track historical bad debts and continue to assess appropriate reserves.

As of December 31, 2021, and 2020, we had provided a reserve for doubtful accounts of $113,234 and $123,224, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2021. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw material and component parts	$3,062,046	$3,186,426
Work-in-process	—	1,907
Finished goods – video solutions	8,410,307	—
Finished goods – ticketing	2,102,272	6,974,291
Subtotal	13,574,625	10,162,625
Reserve for excess and obsolete inventory – video solutions	(3,353,458)	(1,960,351)
Reserve for excess and obsolete inventory – ticketing	(561,631)	—
Total inventories	$9,659,536	$8,202,274

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 28.8% of the gross inventory balance as of December 31, 2021, compared to 19.3% of the gross inventory balance as of December 31, 2020. We had $3,915,089 and $1,960,351 in reserves for obsolete and excess inventories as of December 31, 2021 and 2020, respectively. Total raw materials and component parts were $3,062,046 and $3,186,427 as of December 31, 2021 and 2020, respectively, a decrease of $124,381 (4%). In June 2020, the Company moved to new and smaller warehouse facilities and during the move sorted through its entire inventory and disposed of all excess and obsolete inventory rather than moving such distressed products to the new location which contributed to the significant decrease in the cost of raw materials and component parts. We scrapped older version inventory component parts that were mostly or fully reserved in 2020, which was the primary cause for steady levels in total raw materials and component parts. Finished goods balances were $10,512,577 and $6,974,291 as of December 31, 2021 and 2020, respectively, an increase of $3,538,286 (51%). The increase in finished goods was primarily attributable to accumulating inventory for the new Shield and ThermoVuTM product lines, our new body-worn cameras and docking stations, along with $2,102,272 in inventory from our Ticketing segment, acquired in September 2021. The increase in the inventory reserve is primarily due to inventory obsolescence for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus, LaserAlly legacy products, and ThermoVu products. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2021.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Goodwill and other intangible assets. When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software and content, as well as goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows for the asset and then adjusts the forecast to present value by applying a discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

Determining the fair values of acquired intangible assets requires us to exercise significant judgment. We select reasonable estimates and assumptions based on evaluating a number of factors, including, but not limited to, marketplace participants, consumer awareness and brand history. Additionally, there are significant judgments inherent in discounted cash flows such as estimating the amount and timing of projected future cash flows, the selection of discount rates, hypothetical royalty rates and contributory asset capital charges. Specifically, the selected discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the underlying acquired intangible assets.

Determining an acquired intangible asset’s useful life also requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness and trade name history, as well as any contractual provisions that could limit or extend an asset’s useful life.

The Company’s goodwill is evaluated in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

When performing our annual assessment of the recoverability of goodwill, we initially perform a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount. If we do not believe that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of our qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then we perform a two-step quantitative impairment test.

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. To determine the fair values of our reporting units for a quantitative analysis, we typically utilize detailed financial projections, which include significant variables, such as projected rates of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company’s weighted average cost of capital and other data.

Our most recent annual impairment test of goodwill was a qualitative analysis conducted as of December 31, 2021 that indicated no impairment. Subsequent to completing our 2021 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 7 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $13,742 as of December 31, 2021 compared to $31,845 as of December 31, 2020 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 300,000 stock options granted during the year ended December 31, 2021.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2021, cumulative valuation allowances in the amount of $16,980,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased by $7,615,000 to a balance of $16,980,000 to fully reserve our deferred tax assets at December 31, 2021. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2021, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2021, representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year however, we believe that it is likely to have significant impact to all of our operating segments in 2022 and beyond. We do not believe that our business is seasonal in nature; however, we generally generate higher revenues during the second half of the calendar year compared to the first half.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition. In September 2021, we acquired TicketSmarter, LLC and Goody Tickets, LLC (see Item 8. Financial Statements and Supplementary Data—Note 20—TicketSmarter Acquisition). Due to the timing of the transaction, management has excluded TicketSmarter from our annual evaluation of internal control over financial reporting. The preliminary total assets, excluding goodwill and identifiable intangible assets, for TicketSmarter represent approximately 14.8% to our consolidated assets as of December 31, 2021. The preliminary total revenue of this acquisition represents less than 50.0% of our consolidated revenues for the year ended December 31, 2021.

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating our recent acquisitions, which were acquired at numerous dates throughout 2021, into our overall internal control over financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affect on their design and operating effectiveness.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement, which we expect to file no later than 120 days after December 31, 2021 (our “2022 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by Item is incorporated herein by reference to our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to our 2022 Proxy Statement.

Information about our Plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference to our 2022 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Plan of Merger among Vegas Petra, Inc., a Nevada corporation, and Digital Ally, Inc., a Nevada corporation, and its stockholders, dated November 30, 2004.	(1)
3.1(i)	Amended and Restated Articles of Incorporation of Digital Ally, Inc. (see the Amended and Restated Articles of Incorporation included in the Plan of Merger, filed as Exhibit 2.1 hereto).	(1)
3.1(ii)	Certificate of Change of Digital Ally, Inc., dated August 24, 2012.	(5)
3.1(iii)	Certificate of Amendment of Digital Ally, Inc., dated July 27, 2018.	(20)
3.1(iv)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 25, 2020.	(26)
3.2(i)	Amended and Restated Bylaws of Digital Ally, Inc.	(1)
3.2(ii)	Amendment to Amended and Restated Bylaws of Digital Ally, Inc.	(19)
3.3	Audit Committee Charter dated September 22, 2005.	(1)
3.4	Compensation Committee Charter, dated September 22, 2005	(1)
3.5	Nominating Committee Charter dated December 27, 2007.	(2)
3.6	Corporate Governance Guidelines	(3)
3.7	Nominating and Governance Charter, Amended and Restated as of February 25, 2010.	(4)
3.8	Strategic Planning Committee Charter dated June 28, 2009.	(4)
3.9	Certificate of Change Pursuant to NRS 78.209 of Digital Ally, Inc.	(5)
4.1	Form of Common Stock Certificate.	(6)
4.2	Form of Common Stock Purchase Warrant.	(6)
4.3	Form of Series A Common Stock Purchase Warrant.	(7)
4.4	Form of Series B Common Stock Purchase Warrant.	(7)
4.5	Form of Series C Common Stock Purchase Warrant.	(7)
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(25)
4.7	Form of Common Stock Purchase Warrant (Exchange Warrant)	(29)
4.8	Form of Common Stock Purchase Warrant (Replacement Original Warrant)	(29)
5.1	Opinion of Quarles & Brady, LLP	(17)
10.1	2005 Stock Option and Restricted Stock Plan.	(6)
10.2	2006 Stock Option and Restricted Stock Plan.	(6)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(6)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(6)
10.5	2007 Stock Option and Restricted Stock Plan.	(8)
10.6	Form of Stock Option Agreement (ISO and Non-Qualified) 2007 Stock Option Plan.	(2)
10.7	Amendment to 2007 Stock Option and Restricted Stock Plan.	(2)
10.8	2008 Stock Option and Restricted Stock Plan.	(2)
10.9	Form of Stock Option Agreement (ISO and Non-Qualified) 2008 Stock Option Plan.	(2)

10.10	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(9)
10.11	2011 Stock Option and Restricted Stock Plan	(10)
10.12	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(10)
10.13	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(11)
10.14	Common Stock Purchase Warrant	(12)
10.15	Form of Series A-1 Warrant	(13)
10.16	Form of Series A-2 Warrant	(13)
10.17	Form of Series A-3 Warrant	(13)
10.18	Form of Common Stock Purchase Warrant	(14)
10.19	Common Stock Purchase Warrant of Digital Ally, Inc.	(15)
10.20	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(15)
10.21	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(15)
10.22	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan	(16)
10.23	Form of Common Stock Purchase Warrant.	(18)
10.24	Form of Wholesale Distribution Agreement, dated April 3, 2020.	(22)
10.25	Form of Placement Agency Agreement, dated January 11, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(23)
10.26	Form of Securities Purchase Agreement, dated as of January 11, 2021, by and between the Company and the Investors.	(23)
10.27	Form of Placement Agency Agreement, dated January 27, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(24)
10.28	Form of Securities Purchase Agreement, dated as of January 27, 2021, by and between the Company and the Investors.	(24)
10.29	Commercial Real Estate Sales Contract, dated February 24, 2021, between the Company and DDG Holding, LLC.	(27)
10.30	Form of Operating Agreement of Nobility Healthcare, LLC, dated June 1, 2021	(28)
10.31	Warrant Exchange Agreement, dated August 19, 2021, by and among the Company and the warrant holders who are signatories thereto.	(29)
10.32	Unit Purchase Agreement, dated September 2, 2021	(30)
14.1	Code of Ethics and Code of Conduct.	(2)
21.1	Subsidiaries of Registrant	*
23.1	Consent of RBSM LLP	*
23.3	Consent of Quarles & Brady LLP (included in Exhibit 5.1)*	(17)
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Schema **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase **
101.LAB	Inline XBRL Taxonomy Label Linkbase **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Filed as an exhibit to the Company’s Form SB-2, filed October 16, 2006, No. 333-138025.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 20, 2009.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(5)	Filed as an exhibit to the Company’s Form 8-K filed August 30, 2012.
(6)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(7)	Filed as an exhibit to the Company’s Form 8-K filed July 17, 2015
(8)	Filed as an exhibit to the Company’s Form S-8, filed October 23, 2007, No. 333-146874.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(10)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(11)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(12)	Filed as an exhibit to the Company’s Form S-8 filed January 3, 2017.
(13)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017.
(14)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018.
(15)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.
(16)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(17)	Filed as an Exhibit 5.1 to the October 2006 Form SB-2.
(18)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(19)	Filed as an exhibit to the Company’s Form 8-K filed December 10, 2007.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed February 7, 2020.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020.
(22)	Filed as an exhibit to the Company’s Form 8-K filed April 8, 2020.
(23)	Filed as an exhibit to the Company’s Form 8-K filed January 12, 2021.
(24)	Filed as an exhibit to the Company’s Form 8-K filed January 28, 2021.
(25)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2020.
(26)	Filed as an exhibit to the Company’s Form 8-K filed April 16, 2021.
(27)	Filed as an exhibit to the Company’s Form 8-K filed May 3, 2021.
(28)	Filed as an exhibit to the Company’s Form 8-K filed June 9, 2021.
(29)	Filed as an exhibit to the Company’s Form 8-K filed August 19, 2021.
(30)	Filed as an exhibit to the Company’s Form 8-K filed September 9, 2021.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
President and Chief Executive Officer
Dated:	April 15, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stanton E. Ross	April 15, 2022
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 15, 2022
Leroy C. Richie, Director

/s/ Michael J. Caulfield	April 15, 2022
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	April 15, 2022
Daniel F. Hutchins, Director

/s/ Christian J. Hoffmann, III	April 15, 2022
Christian J. Hoffmann, III, Director

/s/ Thomas J. Heckman	April 15, 2022
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Other Intangibles arising from the acquisition of TicketSmarter – Refer to Notes 1 and 20 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 1, Goodwill arises in connection with acquisitions. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

As disclosed in Note 20, on September 1, 2021, the Company completed an acquisition referred to as the TicketSmarter Acquisition in accordance with the stock purchase agreement. The consideration included an initial payment through a combination of cash and common stock. In addition to the Initial Payment Amount, the Company agreed to issue an earn-out agreement to the selling stockholders in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021. The Company gave a fair value of approximately $3,700,000 to the earn-out on the date of acquisition which is considered a contingent liability. However, following the completion of 2021, it was determined that the actual EBITDA threshold for any earn-out adjustment to be paid was not met, therefore, the contingent earn-out is reduced to zero resulting in a gain related to this revaluation is recorded in the Company’s consolidated statements of operations for the year ended December 31, 2021. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of Sponsorship agreement network of $5,600,000, Trademarks of $600,000, Search engine optimization/content of $600,000 and Goodwill of $5,675,280.

Given the significant judgments made by management to estimate the earn-out as well as intangible assets acquired with the TicketSmarter Acquisition, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness and relative weighting of valuation methodology for the various intangible assets, including the With-and-Without Method, Cost to Replace, Relief from Royalty and Monte Carlo Simulation, b) evaluating the reasonableness of the growth rates, percent of revenues lost without existing agreements, discount rate used in the income approach, c) evaluating the reasonableness of the assumptions and estimates used in the various valuation methodologies.

●	Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates and EBITDA margins, discount rates and futures market conditions.
●	Evaluate if there have been events and circumstances that might indicate Goodwill has been impaired.
●	Reviewed and assessed the appropriateness of adjustments to Goodwill, Other Intangibles and other Assets and Liabilities acquired based on changes to their estimated fair values.

Value of Inventories – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

Inventories for the video solutions segment are held at the lower of cost or net realizable value, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead.

Inventories for the ticketing segment are held at the lower of cost or net realizable value, and written-off after the event has occurred. Event tickets for the ticketing segment are carried at the lower of cost or net realizable value, and fully written off at the time the event occurs if the ticket is unsold and remaining in inventory. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Manufacturing inventory for the video solutions segment is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

As these service parts age over the related product group’s post-production service life, the Company reduces the net carrying value of its repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of systems is generally seven to twelve years and, at the end of twelve years, the carrying value for these parts in consolidated balance sheet is reduced to zero. The Company also perform periodic monitoring of its installed base for premature end of service life events and expense, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

At December 31, 2021, the Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $3,353,458 and a reserve for the ticketing segment of $561,631. Given the judgments made by management, a high degree of subjective and complex auditor judgment was required to evaluate the estimates and assumptions related to the reserve for excess and obsolete inventory.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory reserve for the video solutions segment included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory reserves.

●	We performed analysis over key product metrics, inventory turnover, and margins, to identify and evaluate slow-moving inventory categories, negative margins, or other trends which may indicate a requirement to reserve.

Our audit procedures related to the inventory reserve for ticketing segment included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the inventory reserves.

●	We tested the reasonableness of the reserve for events which have not occurred by analyzing historical activity prior to the acquisition and during the period ended December 31, 2021. Additionally, we analyzed activity subsequent to the balance sheet date for events that have already occurred to determine the amount written down to net realizable value on the date of the event.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY
April 15, 2022 PCAOB ID Number 587

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$32,007,792	$4,361,758
Accounts receivable-trade, less allowance for doubtful accounts of $113,234 – 2021 and $123,224 – 2020	2,727,052	1,705,461
Other Receivables (including $158,384 due from related parties – 2021 and $500,000 – 2020, refer to Note 17)	2,021,813	1,529,920
Inventories, net	9,659,536	8,202,274
Prepaid expenses	9,728,782	2,030,693

Total current assets	56,144,975	17,830,106

Property, plant, and equipment, net	6,841,026	666,800
Goodwill and other intangible assets, net	16,902,513	392,564
Operating lease right of use assets, net	993,384	753,175
Other assets	2,107,299	1,154,882

Total assets	$82,989,197	$20,797,527

Liabilities and Equity
Current liabilities:
Accounts payable	$4,569,106	$1,144,675
Accrued expenses	1,175,998	796,094
Current portion of operating lease obligations	373,371	113,484
Contract liabilities – current	1,665,519	1,647,469
Debt obligations – current	389,934	11,727
Warrant derivative liabilities	14,846,932	—
Income taxes payable	1,827	7,158

Total current liabilities	23,022,687	3,720,607

Long-term liabilities:
Debt obligations – long term	727,278	148,273
Operating lease obligation – long term	688,207	723,272
Contract liabilities – long term	2,687,786	1,848,869

Total liabilities	27,125,958	6,441,021

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; shares issued: 50,904,391 – 2021 and 26,834,709 – 2020	50,904	26,835
Additional paid in capital	124,426,379	106,501,396
Treasury stock, at cost	—	(2,157,225)
Noncontrolling interest in consolidated subsidiary	56,453	—
Accumulated deficit	(68,670,497)	(90,014,500)

Total equity	55,863,239	14,356,506

Total liabilities and equity	$82,989,197	$20,797,527

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

	2021	2020
Revenue:
Product	$9,180,287	$8,029,457
Service and other	12,233,147	2,485,411

Total revenue	21,413,434	10,514,868

Cost of revenue:
Product	8,635,047	5,739,572
Service and other	7,114,612	712,702

Total cost of revenue	15,749,659	6,452,274

Gross profit	5,663,775	4,062,594

Selling, general and administrative expenses:
Research and development expense	1,930,784	1,842,800
Selling, advertising and promotional expense	5,717,824	2,607,242
General and administrative expense	12,776,077	7,276,203

Total selling, general and administrative expenses	20,424,685	11,726,245

Operating loss	(14,760,910)	(7,663,651)

Other income (expense):
Interest income	310,200	47,893
Interest expense	(28,600)	(342,379)
Change in fair value of secured convertible notes	—	(1,300,252)
Change in fair value of proceeds investment agreement	—	5,250,000
Change in fair value of short-term investments	(101,645)	—
Change in fair value of warrant derivative liabilities	36,664,907	—
Change in fair value of contingent consideration promissory notes and earn-out agreements	3,732,789	—
Warrant modification expense	(295,780)	—
Gain on the extinguishment of debt	10,000	1,417,413
Secured convertible notes issuance expense	—	(34,906)

Total other income (expense)	40,291,871	5,037,769

Income (loss) before income tax expense (benefit)	25,530,961	(2,625,881)
Income tax expense (benefit)	—	—

Net income (loss)	25,530,961	(2,625,881)

Net income attributable to noncontrolling interests of consolidated subsidiary	(56,453)	—

Net income (loss) attributable to common stockholders	$25,474,508	$(2,625,881)

Net income (loss) per share attributable to common information:
Basic	$0.51	$(0.12)
Diluted	$0.51	$(0.12)

Weighted average shares outstanding:
Basic	50,222,289	21,603,635
Diluted	50,222,289	21,603,635

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 AND 2020

					Noncontrolling
			Additional		Interest in
	Common Stock		Paid In	Treasury	consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2019	12,079,095	$12,079	$83,216,387	$(2,157,225)	$—	$(87,388,619)	$(6,317,378)

Stock-based compensation	—	—	1,462,270	—	—	—	1,462,270
Restricted common stock grant	846,591	846	(846)	—	—	—	—
Restricted common stock forfeitures	(36,750)	(37)	37	—	—	—	—
Issuance of common stock upon conversion of secured convertible notes and interest	2,624,212	2,625	3,022,060	—	—	—	3,024,685
Issuance of common stock through underwritten public offering at $1.15 per share (net of offering expenses and underwriters’ discount)	2,521,740	2,522	2,499,614	—	—	—	2,502,136
Issuance of common stock through underwritten public offering at $1.65 per share (net of offering expenses and underwriters’ discount)	3,554,545	3,554	5,346,859	—	—	—	5,350,413
Issuance of common stock through underwritten public offering at $2.15 per share (net of offering expenses and underwriters’ discount)	2,539,534	2,540	4,974,152	—	—	—	4,976,692
Issuance of common stock upon exercise of common stock purchase warrants	2,693,867	2,694	5,200,428	—	—	—	5,203,122
Issuance of common stock purchase warrants in connection with issuance of secured convertible notes	—	—	721,141	—	—	—	721,141
Issuance of common stock upon exercise of stock options	1,875	2	7,798	—	—	—	7,800
Issuance of common stock for services rendered	10,000	10	30,690	—	—	—	30,700
Issuance of common stock purchase warrants in connection with issuance of unsecured promissory note payable	—	—	20,806	—	—	—	20,806

Net loss	—	—	—	—	—	(2,625,881)	(2,625,881)

Balance, December 31, 2020	26,834,709	26,835	106,501,396	(2,157,225)	—	(90,014,500)	14,356,506

Stock-based compensation	—	—	1,605,949	—	—	—	1,605,949
Restricted common stock grant	856,000	856	(856)	—	—	—	—
Restricted common stock forfeitures	(7,700)	(8)	8	—	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Issuance of common stock as consideration for acquisition	719,738	720	989,640	—	—	—	990,360
Repurchase and cancellation of common stock	(1,734,838)	(1,735)	—	—	—	(1,973,344)	(1,975,079)
Cancellation of treasury stock	(63,518)	(64)	—	2,157,225	—	(2,157,161)	—

Net income	—	—	—	—	56,453	25,474,508	25,530,961

Balance, December 31, 2021	50,904,391	$50,904	$124,426,379	$—	$56,453	$(68,670,497)	$55,863,239

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,530,961	$(2,625,881)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	822,489	250,156
Stock based compensation	1,605,949	1,462,270
Issuance of common stock for services	—	30,700
Amortization of debt discount	—	86,867
Provision for doubtful accounts receivable	9,990	—
Interest paid through issuance of common stock	—	99,945
Gain on extinguishment of debt	(10,000)	(1,417,413)
Secured convertible debentures issuance expense	—	34,906
Change in fair value of secured convertible debentures	—	1,300,252
Change in fair value of proceeds investment agreement	—	(5,250,000)
Change in fair value of contingent consideration promissory notes and earn-out agreements	(3,732,789)	—
Change in fair value of warrant derivative liability	(36,664,907)	—
Warrant modification expense	295,780	—
Provision for inventory obsolescence	1,954,738	275,690
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(29,838)	(634,443)
Accounts receivable – other (including related party)	(693,992)	(1,015,191)
Inventories	(1,431,080)	(3,197,552)
Prepaid expenses	(3,839,458)	(1,649,603)
Income tax refund receivable	—	44,650
Operating lease right of use assets	180,497	(630,716)
Other assets	(738,466)	177,619
Increase (decrease) in:
Accounts payable	(1,907,608)	(1,195,310)
Accrued expenses	166,874	(41,274)
Income taxes payable	(5,331)	1,224
Operating lease obligations	(195,884)	633,136
Contract liabilities	856,967	(14,747)

Net cash used in operating activities	(17,825,108)	(13,274,715)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,428,225)	(621,860)
Additions to intangible assets	(1,189,132)	(77,329)
Cash paid for acquisition of Medical Billing Company	(1,026,508)	—
Cash paid for acquisition of Medical Billing Company	(2,270,000)	—
Cash paid for acquisition of TicketSmarter	(8,615,514)	—
Repayment (issuance) of notes receivable	405,000	(800,000)

Net cash used in investing activities	(19,124,379)	(1,499,189)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of pre-funded warrants	53,224,000	—
Net proceeds from sale of common stock in registered direct offerings	13,346,600	—
Repurchase and cancellation of common stock	(1,975,079)	—
Proceeds from unsecured promissory note payable, related party	—	319,000
Proceeds from unsecured promissory note payable	—	100,000
Proceeds from PPP/EIDL Loans	—	1,568,900
Repayment of proceeds investment agreement	—	(1,250,000)
Proceeds from issuance of common stock and warrants, net of issuance costs	—	12,829,241
Proceeds from secured convertible debentures	—	1,500,000
Secured convertible debenture issuance expense	—	(34,906)
Principal payments on related party note payable	—	(319,000)
Principal payment on unsecured notes payable	—	(400,000)
Principal payment on secured convertible debentures	—	(748,180)
Proceeds from issuance of common stock upon exercise of warrants	—	5,203,122
Proceeds from exercising stock options	—	7,800

Net cash provided by financing activities	64,595,521	18,775,977

Net increase in cash and cash equivalents	27,646,034	4,002,073
Cash, cash equivalents, beginning of year	4,361,758	359,685

Cash, cash equivalents, end of year	$32,007,792	$4,361,758

Supplemental disclosures of cash flow information:
Cash payments for interest	$—	$128,911

Cash payments for income taxes	$1,224	$4,776

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$856	$846

Restricted common stock forfeitures	$8	$37

Amounts allocated to common stock purchase warrants in connection with proceeds from secured convertible debentures	$—	$741,947

Issuance of common stock upon conversion of secured convertible notes	$—	$2,924,740

Issuance of contingent consideration earn-out agreement for business acquisitions	$3,700,000	$—

Issuance of contingent consideration promissory note for business acquisitions	$1,000,000	$—

Assets acquired in business acquisitions	$6,324,189	$—

Identifiable intangible assets acquired in business acquisitions	$6,800,000	$—

Goodwill acquired in business acquisitions	$9,931,547	$—

Liabilities assumed in business acquisitions	$5,453,353	$—

Common stock issued as consideration for business acquisitions	$990,360	$—

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$51,216,058	$—

Cancellation of treasury stock	$2,157,225	$—

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

The business of Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”) is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment we act as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 21.

The Company also formed Worldwide Reinsurance Ltd., during 2021 which is a captive insurance company incorporated during 2021 and domiciled in Bermuda. This wholly-owned subsidiary will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc, and Worldwide Reinsurance, Ltd. and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. Lastly, the Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate the global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company incorporated during 2021 and domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

The Company has two different revenue streams, product and service, represented through its three segments. The Company reports all revenues on a gross basis, other than service revenues from the Company’s ticketing and revenue cycle management segments, Revenues generated by all segments are reported net of sales taxes.

Video Solutions

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

Revenue Cycle Management

The Company reports revenue cycle management revenues on a net basis, as its primary source of revenue is its end-to end service fees which is generally determined as a percentage of the invoice amounts collected. These service fees are reported as revenue monthly upon completion of the Company’s performance obligation to provide the agreed upon service.

Ticketing

The Company reports ticketing revenue on a gross or net basis based on management’s assessment of whether the Company is acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

The Company sells tickets held in inventory, which consists of one performance obligation, being to transfer control of an event ticket to the buyer upon confirmation of the order. The Company acts as the principal in these transactions as the ticket is owned by the Company at the time of sale, therefore controlling the ticket prior to transferring to the customer. In these transactions, revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed. Payment is typically due upon delivery of the ticket.

The Company also acts as an intermediary between buyers and sellers through the online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from ticketing operations, and consists of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As the Company does not control the ticket prior to the transfer, the Company acts as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2021, the Company recognized revenue of $1.7 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2021
	December 31, 2020	Additions/Reclass	Recognized Revenue	December 31, 2021
Contract liabilities, current	$1,647,469	$696,936	$678,886	$1,665,519
Contract liabilities, non-current	1,848,869	2,432,884	1,593,967	2,687,786

	$3,496,338	$3,129,820	$2,272,853	$4,353,305

	December 31, 2020
	December 31, 2019	Additions/Reclass	Recognized Revenue	December 31, 2020
Contract liabilities, current	$1,707,943	$880,036	$940,510	$1,647,469
Contract liabilities, non-current	1,803,143	1,543,898	1,498,172	1,848,869

	$3,511,086	$2,423,934	$2,438,682	$3,496,338

Sales returns and allowances aggregated $45,298 and $26,069 for the years ended December 31, 2021 and 2020, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, proceeds investment agreement and convertible debt, the recognition of revenue, inventory valuation reserve, fair value of assets and liabilities acquired in a business combination, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less. The following table shows the Company’s cash and cash equivalents by significant investment category as of December 31, 2021 and 2020:

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$5,031,246	$—	$—	$5,031,246
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	14,928,526	—	—	14,928,526
Mutual funds	12,079,901	—	(31,881)	12,048,020

	$32,039,673	$—	$(31,881)	$32,007,792

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$4,361,758	$—	$—	$4,361,758
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	—	—	—	—
Mutual funds	—	—	—	—

	$4,361,758	$—	$—	$4,361,758

(1):	Level 1 fair value estimates are based on quoted prices in active markets for identical assets.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with numerous major financial institutions. At December 31, 2021 and 2020, the uninsured balance amounted to $29,836,142 and $3,653,192, respectively.

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

Goodwill and Other Intangibles:

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of December 31, 2021 and concluded that there was no impairment.

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

Inventories:

Inventories for the video solutions segment consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process and finished goods. Finished goods that are manufactured and assembled by the Company are carried at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventories for the ticketing segment consists of tickets to live events purchased, which are held at the lower of cost or net realizable value, and written-off after the event has occurred. Inventory costs include material, labor and manufacturing overhead. Event tickets for the ticketing segment are carried at the lower of cost or net realizable value, and fully written off at the time the event occurs if the ticket is unsold and remaining in inventory. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Manufacturing inventory for the video solutions segment is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

To support our world-wide service operations for the video solutions segment, we maintain service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within our service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as our stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is considered to be non-current and included within non-current inventories within our consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

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

Property, plant and equipment:

Property, plant and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from three to thirty years, other than the infinite useful life of land. Amortization expense on capitalized leases is included with depreciation expense. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2021. Finance leases would be included in property, plant and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers and its office and warehouse space at December 31, 2021 but no financing leases.

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

Secured Convertible Notes:

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

Warranties:

The Company’s video solutions segment products carry explicit product warranties that extend up to two years from the date of shipment. The Company records a provision for estimated warranty costs based upon historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. Accrued warranty costs are included in accrued expenses. Extended warranties are offered on selected products and when a customer purchases an extended warranty the associated proceeds are treated as contract liabilities and recognized over the term of the extended warranty.

Shipping and Handling Costs:

Shipping and handling costs video solutions segment for outbound sales orders totaled $79,763 and $74,721 for the years ended December 31, 2021 and 2020, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense video solutions segment and ticketing segments includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expense of approximately $4,110,032 and $990,975 for the years ended December 31, 2021 and 2020, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2021 and 2020. There were no penalties in 2021 and 2020.

The Company is subject to taxation in the United States and various states. As of December 31, 2021, the Company’s tax returns filed for 2018, 2019 and 2020 and to be filed for 2021 are subject to examination by the relevant taxing authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to Federal, state, or local examinations by tax authorities for taxable years prior to 2018.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which is generally incurred by the video solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2021 and 2020.

Issuance of Debt Instruments with Detachable Stock Purchase Warrants

Proceeds from the issuance of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are recorded as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. Such issuances generally result in a discount (or, occasionally, a reduced premium) relative to the debt instrument, which is amortized to interest expense using the effective interest rate method.

Warrant Derivative Liabilities:

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

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, is also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers; however, had no activity in 2021. Therefore, its operations are eliminated in consolidation and is not considered a separate business segment for financial reporting purposes.

Contingent Consideration

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value through the consolidated statement of operations.

Repurchase and Cancellation of Shares

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes and cancelled when it is determined appropriate by management. The Company accounts for repurchases of common stock under the cost method. Shares repurchased and cancelled during the period were recorded as a reduction to stockholders’ (deficit) equity. See further discussion of the Company’s share repurchase program in Note 15–Stockholders’ Equity.

Non-Controlling Interests

Non-controlling interests in the Company’s Consolidated Financial Statements represents the interest in subsidiaries held by venture partners. The venture partners hold noncontrolling interests in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. The Company adopted this standard in the first quarter of fiscal 2020. The impact of the adoption of ASU 2018-13 is further described in Note 9, “Fair Value Measurement,” to our consolidating financial statements.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $113,234 as of December 31, 2021 and $123,224 as of December 31, 2020.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2021 and 2020, the uninsured balance amounted to $29,836,142 and $3,653,192, respectively. The Company uses primarily a network of unaffiliated distributors for international sales and employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues. One individual customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2021 and 2020, which totaled $352,603 or 13% and $319,000 or 19% of total accounts receivable, respectively.

The Company’s video solutions segment purchases finished circuit boards and other proprietary component parts from suppliers located in the United States and on a limited basis from Asia. Although the Company obtains certain of these components from single source suppliers, it generally owns all tooling and management has located alternative suppliers to reduce the risk in most cases to supplier problems that could result in significant production delays. The Company has not historically experienced significant supply disruptions from any of its principal vendors and does not anticipate future supply disruptions. The Company acquires most of its components on a purchase order basis and does not have long-term contracts with its suppliers.

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Beginning balance	$123,224	$123,224
Provision for bad debts	7,154	—
Charge-offs to allowance, net of recoveries	(17,144)	—
Ending balance	$113,234	$123,224

NOTE 4. INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw material and component parts– video solutions segment	$3,062,046	$3,186,426
Work-in-process– video solutions segment	—	1,907
Finished goods – video solutions segment	8,410,307	6,974,291
Finished goods – ticketing segment	2,102,272	—
Subtotal	13,574,625	10,162,625
Reserve for excess and obsolete inventory– video solutions segment	(3,353,458)	(1,960,351)
Reserve for excess and obsolete inventory – ticketing segment	(561,631)	—
Total inventories	$9,659,536	$8,202,274

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $153,976 and $138,263 as of December 31, 2021 and 2020, respectively.

NOTE 5. PREPAID EXPENSES

Prepaid expenses were the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Prepaid inventory	$6,546,100	$1,132,641
Prepaid advertising	2,455,527	—
Other	727,155	898,052
Total prepaid expenses	$9,728,782	$2,030,693

Prepaid expenses increased by nearly $7.7 million primarily due to a prepaid inventory purchases and additional prepaid expenses related to completed acquisitions in 2021.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2021 and 2020:

	Estimated Useful Life	December 31, 2021	December 31, 2020
Building	30 years	$4,909,478	$372,441
Land	Infinite	789,734	50,000
Office furniture, fixtures and equipment	3-10 years	493,652	232,472
Warehouse and production equipment	3-5 years	65,948	96,415
Demonstration and tradeshow equipment	2-5 years	82,337	107,241
Building improvements	2-15 years	911,940	289,865
Rental equipment	1-3 years	8,584	71,548
Total cost		7,261,673	1,219,983
Less: accumulated depreciation and amortization		(420,647)	(553,183)

Net property, plant and equipment		$6,841,026	$666,800

Depreciation and amortization of property, plant and equipment aggregated $258,999 and $62,048 for the years ended December 31, 2021 and 2020, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. The Company retired fixed assets during 2021 totaling $391,535 all of which were fully depreciated resulting in no gain or loss for the year ended December 31, 2021.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$194,286	$65,578	$128,708	$104,099	$52,872	$51,227
Patents and trademarks (video solutions segment)	493,945	233,471	260,474	264,490	135,236	129,254
Sponsorship agreement network (ticketing segment)	5,600,000	373,333	5,226,667	—	—	—
SEO content (ticketing segment)	600,000	50,000	550,000	—	—	—
Personal seat licenses (ticketing segment)	201,931	2,244	199,687	—	—	—

	7,090,162	724,626	6,365,536	368,589	188,108	180,481

Indefinite life intangible assets:
Goodwill (ticketing and revenue cycle management segments)	9,931,547	—	9,931,547	—	—	—
Trade name (ticketing segment)	600,000	—	600,000	—	—	—
Patents and trademarks pending (video solutions segment)	5,430	—	5,430	212,083	—	212,083

Total	$17,627,139	$724,626	$16,902,513	$580,672	$188,108	$392,564

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2021 and 2020 was $563,490 and $188,108, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2022	$1,391,398
2023	1,329,438
2024	1,328,998
2025	1,241,197
2026 and thereafter	1,074,505
$6,365,536

NOTE 8. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2021	December 31, 2020
Economic injury disaster loan (EIDL)	$150,000	$150,000
Payroll protection program loan (PPP)	—	10,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	317,212	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	650,000	—
Debt obligations	1,117,212	160,000
Less: current maturities of debt obligations	389,934	11,727
Debt obligations, long-term	$727,278	$148,273

Debt obligations mature as follows as of December 31, 2021:

December 31, 2021
2022	$389,934
2023	390,050
2024	196,729
2025	3,412
2026 and thereafter	137,087

Total	$1,117,212

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the PPP Loan of $1,417,413 under the SBA’s PPP Program under the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement and total $79,850.57 per month thereafter. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The PPP provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intended to use the majority of the PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. The Company applied for forgiveness of the PPP Loan and on December 10, 2020 the Company was fully forgiven of its $1,417,413 PPP Loan. Additionally, during the year ended December 31, 2021, the Company was fully forgiven of its $10,000 EIDL advance received in association with the PPP Loan. Therefore, we recorded a gain on the extinguishment of debt totaling $10,000 and $1,417,413 in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2020, the holders of the 2020 Convertible Notes exercised their right to convert principal balances aggregating $1,665,666 into equity. In addition, on June 12, 2020, the Company exercised its right to prepay in cash the remaining outstanding principal balance aggregating $1,000. There remains no outstanding 2020 Convertible notes as of December 31, 2021 or 2020 as a result of these conversions and prepayments.

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the years ended December 31, 2021 and 2020:

Amount
Balance at December 31, 2019	$—
Issuance of 2020 convertible notes at fair value	778,859
Principal repaid during the period by issuance of common stock	(1,665,666)
Principal repaid during the period by payment of cash	(1,000)
Change in fair value of secured convertible note during the period	887,807

Balance at December 31, 2020	$—
Issuance of 2020 convertible notes at fair value	—
Principal repaid during the period by issuance of common stock	—
Principal repaid during the period by payment of cash	—
Change in fair value of secured convertible note during the period	—

Balance at December 31, 2021	$—

Following is a range of certain estimates and assumptions utilized as of the April 17, 2020 issuance date to determine the fair value of secured convertible notes:

April 17, 2020
Assumptions
Volatility – range	90%
Risk-free rate	0.36%
Contractual term	1.0 years
Stock price	$0.92
Debt yield	132.2%

Under the fair value basis, legal, accounting, and miscellaneous costs directly related to the issuance of the secured convertible notes are charged to expense as incurred. A total of $ -0- and $34,906 of such issuance costs were charged to operations during the years ended December 31, 2021 and 2020, respectively.

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

Under the fair value basis, the Company determines the fair value of the secured convertible notes and adjusts the carrying value of the secured convertible notes at each reporting date with the resulting charge or credit being reflected in the consolidated statement of operations. Following is an analysis of the activity in the secured convertible notes during the years ended December 31, 2021 and 2020:

Amount
Balance at December 31, 2019	$1,593,809
Principal repaid during the period by issuance of common stock	(1,259,074
Principal repaid during the period by payment of cash	(747,180)
Change in fair value of secured convertible note during the period	412,445

Balance at December 31, 2020	$—
Principal repaid during the period by issuance of common stock	—
Principal repaid during the period by payment of cash	—
Change in fair value of secured convertible note during the period	—

Balance at December 31, 2021	$—

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

The following represents activity in the PIA during the years ended December 31, 2021 and 2020:

Beginning balance as of January 1, 2020	$6,500,000
Repayment of obligation	(1,250,000)
Change in the fair value during the period	(5,250,000)
Ending balance as of December 31, 2020	$-

Beginning Balance as of January 1, 2021	$-
Repayment of obligation	-
Change in fair value during the period	-
Ending balance as of December 31, 2021	$-

Unsecured Promissory Note Payable.

On December 23, 2019, the Company, borrowed $300,000 under an unsecured note payable to a private, third-party lender. The promissory note bears interest at the rate of 8% per annum with principal and accrued interest payable on or before its maturity date of March 31, 2020. The Company granted the lender warrants exercisable to purchase a total of 107,000 shares of its common stock at an exercise price of $1.40 per share until December 23, 2024. When determining the fair value of these warrants, the assumptions utilized in the Black-Scholes model include the expected volatility of stock price of 86%, discount rate of 1.75%, and expected dividends of 0%. The Company allocated $71,869 of the proceeds of the promissory note to additional paid-in-capital, which represented the grant date relative fair value of the warrants issued to the lender. The discount will be amortized to interest expense ratably over the term of the promissory note which approximates the effective interest method. The amortization of discount resulted in $-0- and $66,061 of the discount amortized to interest expense during the years ended December 31, 2021 and 2020, respectively.

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

Unsecured Promissory Notes Payable – Related party

During February and April 2020, the Company borrowed a total of $319,000 from the Company’s Chairman, CEO & President under an unsecured promissory note bearing interest at 6% through its May 28, 2020 maturity date. The proceeds from the note were used for general corporate purposes. The principal balance and related accrued interest were paid in full during the year ended December 31, 2020. Total interest accrued and paid on this note was $5,236 in 2020.

Contingent Consideration Promissory Notes

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. The Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the June Contingent Note is subject to an earn-out adjustment, being the difference between the $975,000 (the “June Projected Revenue”) and the cash basis revenue (the “June Measurement Period Revenue”) collected by the June Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “June Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the June Measurement Period Revenue is less than the June Projected Revenue, such amount will be subtracted from the principal balance of this June Contingent Note on a dollar-for-dollar basis. If the June Measurement Period Revenue is more than the June Projected Revenue, such amount will be added to the principal balance of this June Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this June Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the June Contingent Note as a result of the earn-out adjustments.

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management has recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Management’s estimate of the fair value of this June Contingent Note at December 31, 2021 to be $317,212 representing a reduction in its estimated fair value of $32,788. The Company recorded a gain of $32,788 in the Consolidated Statements of Operations for the year ended December 31, 2021.

On August 31, 2021, Nobility Healthcare, issued another contingent consideration promissory note (the “August Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “August Sellers”) of $650,000. The August Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the August Contingent Payment Note is subject to an earn-out adjustment, being the difference between the $3,000,000 (the “August Projected Revenue”) and the cash basis revenue (the “August Measurement Period Revenue”) collected by the August Sellers in its normal course of business from the clients existing on September 1, 2021, during the period from December 1, 2021 through November 30, 2022 (the “August Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the August Measurement Period Revenue is less than the August Projected Revenue, such amount will be subtracted from the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. If the August Measurement Period Revenue is more than the August Projected Revenue, such amount will be added to the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this August Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be to zero. There are no limits to the increases to the principal balance of the August Contingent Payment Note as a result of the earn-out adjustments.

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Management will continue to estimate the fair value of this August Contingent Payment Note at each reporting date with the change, if any recorded as a gain or loss in the statement of operations during the relevant period. Management determined that there was no change in estimated fair value relative to this contingent consideration promissory note for the year ended December 31, 2021.

Contingent consideration earn-out Agreement – TicketSmarter Acquisition

On September 1, 2021, TicketSmarter, Inc., a subsidiary of the Company, issued a contingent consideration earn-out agreement (the “TicketSmarter Earn-Out”) in connection with the Stock Purchase Agreement between TicketSmarter, Inc., Goody Tickets, LLC and TicketSmarter, LLC (“TicketSmarter”) of up to $4,244,400 with a fair value at acquisition of $3,700,000. The TicketSmarter Earn-Out shall be payable with ninety percent (90%) readily available funds and ten percent (10%) in stock consideration. The principal amount of the TicketSmarter Earn-Out is subject to an earn-out adjustment, being the difference between the $2,896,829 (the “Projected EBITDA”) and the actual EBITDA (the “Measurement Period EBITDA”) generated by TicketSmarter in its normal course of business, during the period from September 1, 2021 through December 31, 2021 (the “Measurement Period”). If the Measurement Period EBITDA is less than seventy percent (70%) of the Projected EBITDA, there will be zero contingent payment. If the Measurement Period EBITDA is between seventy percent (70%) and one hundred percent (100%) of the Projected EBITDA, then a fractional amount of the contingent payment will be paid out. If the Measurement Period EBITDA is more than the Projected EBITDA, the full principal balance of this TicketSmarter Earn-Out will be paid out. In no event will the principal balance of this TicketSmarter Earn-Out become a negative number. The maximum downward earn-out adjustment to the earn-out balance will be to reduce the balance to zero.

The contingent consideration earn-out is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration earn-out at its estimated fair value of $3,700,000 at the acquisition date. Management determined that the actual Measurement Period EBITDA generated by TicketSmarter was less than 70% of the Projected EBITDA threshold. Therefore, no TicketSmarter Earn-Out payments amounts were due under the agreement. Therefore, the fair value of the contingent consideration earn-out agreement was reduced to zero, and the resulting gain of $3,700,000 was reported in our Consolidated Statements of Operations for the year ended December 31, 2021.

NOTE 9. FAIR VALUE MEASUREMENT

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,846,932	$14,846,932
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	967,212	967,212
	$—	$—	$15,814,144	$15,814,144

December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	—	—
	$—	$—	$—	$—

The following table represents the change in Level 3 tier value measurements:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2020	$—	$—

Issuance of detachable warrants in the January 14, 2021 Offering	—	21,922,158

Issuance of detachable warrants in the February 1, 2021 Offering	—	27,476,352

Issuance of detachable pre-funded warrants in the January 14, 2021 Offering	—	378,615

Issuance of detachable pre-funded warrants in the February 1, 2021 Offering	—	1,438,934

Transition of derivative warrant liability to equity on pre-funded warrants	—	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	350,000	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	650,000	—

Issuance of contingent consideration earn-out agreement – Ticketing Segment Acquisition	3,700,000	—

Change in fair value of contingent consideration promissory note - Revenue Cycle Management Acquisition	(32,788)	—

Change in fair value of contingent consideration earn-out agreement –Ticketing Segment Acquisition	(3,700,000)	—

Change in fair value of warrant derivative liabilities due to modification	—	295,780

Change in fair value of warrant derivative liabilities	—	(36,664,908)

Balance, December 31, 2021	$967,212	$14,846,932

The following table represents the change in other Level 3 tier value measurements:

	2019	2020
	Secured	Secured	Proceeds
	Convertible	Convertible	Investment
	Notes	Notes	Agreement	Total

Balance, December 31, 2019	$1,593,809	$—	$6,500,000	$8,093,809

Issuance of secured convertible debt	—	778,859	—	778,859

Conversion of secured convertible debentures	(1,259,074)	(1,665,666)	—	(2,924,740)

Repayment of proceeds investment agreement	—	—	(1,250,000)	(1,250,000)

Repayment of secured convertible notes	(747,180)	(1,000)	—	(748,180)

Change in fair value of secured convertible debentures and proceeds investment agreement	412,445	887,807	(5,250,000)	(3,949,748)

Balance, December 31, 2020	$—	$—	$—	$—

Balance, December 31, 2021	$—	$—	$—	$—

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued warranty expense	$13,742	$31,845
Accrued litigation costs	250,000	250,000
Accrued sales commissions	30,213	38,294
Accrued payroll and related fringes	453,858	199,850
Accrued sales returns and allowances	45,298	26,069
Accrued taxes	180,486	53,627
Other	202,401	196,409
	$1,175,998	$796,094

Accrued warranty expense was comprised of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance	$31,845	$17,838
Provision for warranty expense	92,202	123,474
Charges applied to warranty reserve	(110,305)	(109,468)

Ending balance	$13,742	$31,845

NOTE 11. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2021, and 2020 are as follows:

	2021	2020
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2021, and 2020 to the Company’s effective tax rate is as follows:

	2021	2020
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	5.1%	5.1%
Stock based compensation	(0.9)%	(1.9)%
Change in valuation reserve on deferred tax assets	(26.7)%	(32.6)%
Forgiveness of Payroll Protection Plan loan	—%	11.3%
Other, net	(0.3)%	(2.9)%

Income tax (provision) benefit	—%	—%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Stock-based compensation	$705,000	$765,000
Start-up costs	115,000	115,000
Inventory reserves	875,000	510,000
Uniform capitalization of inventory costs	85,000	85,000
Allowance for doubtful accounts receivable	30,000	35,000
Property, plant and equipment depreciation	285,000	255,000
Deferred revenue	1,135,000	915,000
Accrued litigation reserve	65,000	65,000
Accrued expenses	35,000	55,000
Net operating loss carryforward	21,240,000	19,855,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	100,000	60,000

Total deferred tax assets	26,695,000	24,740,000
Valuation reserve	(16,980,000)	(24,595,000)

Total deferred tax assets	9,715,000	145,000
Deferred tax liabilities:
Warrant derivative liabilities	(9,495,000)	—
Intangible assets	(75,000)	—
Domestic international sales company	(145,000)	(145,000)

Total deferred tax liabilities	(9,715,000)	(145,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $16,980,000 and $24,595,000 as of December 31, 2021, and 2020, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company generated income in 2021 but incurred operating losses 2021 and it continues to be in a three-year cumulative loss position at December 31, 2021 and 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to decrease our valuation allowance by $7,615,000 but continue to fully reserve its deferred tax assets at December 31, 2021. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of December 31, 2021, the Company had available approximately $81,385,000 of Federal net operating loss carry-forwards available to offset future taxable income generated. Such tax net operating loss carry-forwards expire between 2026 and 2042, with $31,956,673 of the tax net operating loss carry-forwards have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. In addition, the Company had research and development tax credit carry-forwards totaling $1,795,000 available as of December 31, 2021, which expire between 2023 and 2038.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carry-forwards are currently subject to an annual limitation of approximately $1,151,000 and may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carry-forwards expire between 2023 and 2038, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carry-forward period.

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

The effective tax rate for the years ended December 31, 2021, and 2020 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2021, primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2017 and all prior tax years.

NOTE 12. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which will served as its office, assembly and warehouse location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was sixty months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to Purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2021 was 22 months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was 31 months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the Seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was 15 months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC (“TicketSmarter Acquisition”), through its ticketing segment. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter Inc.’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2021 was 12 months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the five operating leases was approximately $266,294 and $349,079, for the years ended December 31, 2021 and 2020, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2021 and 2020 was 3.8 years and 5.8 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2021:

Assets:
Operating lease right of use assets	$993,384

Liabilities:
Operating lease obligations-current portion	$373,371
Operating lease obligations-less current portion	688,207
Total operating lease obligations	$1,061,578

The components of lease expense were as follows for the year ended December 31, 2021:

Selling, general and administrative expenses	$266,294

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2022	$445,635
2023	252,518
2024	191,059
2025	173,333
Thereafter	175,113
Total undiscounted minimum future lease payments	1,237,658
Imputed interest	(176,080)
Total operating lease liability	$1,061,578

NOTE 13. COMMITMENTS AND CONTINGENCIES

COVID-19 pandemic

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. Since that time, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility.

We operate within the complex integrated global supply chain for both vendors and customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business resulting from the COVID-19 pandemic, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers. In some instances, we may be unable to identify and develop alternative suppliers, incurring additional liabilities under our current contracts and hampering new ones. Our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of the COVID-19 pandemic, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations. Similarly, current, and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures or delays, and increased border controls, delays or closures, can also impact our ability to meet demand and could materially adversely affect us.

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Although we managed to continue most of our operations, the future course of the COVID-19 pandemic is uncertain and we cannot assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

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

Axon

The Company owns U.S. Patent No. 9,253,452 (the “ ‘452 Patent’ “), which generally covers the automatic activation and coordination of multiple recording devices in response to a triggering event, such as a law enforcement officer activating the light bar on the vehicle.

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

General

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $127,293 and $110,491 for the years ended December 31, 2021 and 2020, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Consulting and Distributor Agreements. The Company entered into an agreement that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. The agreement is with a limited liability company (“LLC”) that is minority owned by a relative of the Company’s chief financial officer. Under the agreement, dated January 15, 2016, and as amended on February 13, 2017, the LLC provides consulting services for developing a new distribution channel outside of law enforcement for its body-worn camera and related cloud storage products to customers in the United States. The Company advanced amounts to the LLC against commissions ranging from $5,000 to $6,000 per month plus necessary and reasonable expenses for the period through June 30, 2017, which can be automatically extended based on the LLC achieving minimum sales quotas. The agreement was renewed in January 2017 for a period of three years, subject to yearly minimum sales thresholds that would allow the Company to terminate the contract if such minimums are not met. As of December 31, 2021, the Company had advanced a total of $274,731 pursuant to this agreement which has been fully reserved for a net advance of $-0-. The minimum sales threshold was not met, and the Company discontinued all advances, although the contract has not been formally terminated. However, the exclusivity provisions of the agreement have been terminated.

On June 1, 2018, the Company entered into an agreement with an individual that required it to make monthly payments that will be applied to future commissions and/or consulting fees to be earned by the provider. Under the agreement, the individual provides consulting services for developing new distribution channels both inside and outside of law enforcement for its in-car and body-worn camera systems and related cloud storage products to customers within and outside the United States. The Company was required to advance amounts to the individual as an advance against commissions of $7,000 per month plus necessary and reasonable expenses for the period through August 31, 2018, which was extended to December 31, 2018, by mutual agreement of the parties at $6,000 per month. The parties have mutually agreed to further extend the arrangement on a monthly basis at $5,000 per month. The Company had advanced a total of $53,332 pursuant to this agreement, until September 2020 when the agreement was mutually terminated, thus as of December 31, 2021, the Company had advanced $-0- pursuant to this agreement.

NOTE 14. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $1,605,949 and $1,462,270 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 5,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 22,053 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2021 total 5,689. The 2006 Plan terminated during 2016 with 39,974 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2021 total 25,625. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2021. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2021.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The Company’s stockholders approved an amendment to the 2020 Plan at the Annual Meeting held on June 22, 2021 which increased the number of shares of Common Stock authorized and reserved for issuance under the 2020 Plan to a total of 2,500,000. A total of 1,584,155 options and restricted stock have been granted under the 2020 Plan to date. The 2020 Plan also authorizes us to grant (i) to the key employees’ incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 915,845 shares remained available for awards under the various Plans as of December 31, 2021.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2021 and 2020 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	589,125	$3.74
Granted	255,000	2.09
Exercised	(1,875)	4.16
Forfeited	(3,937)	(12.14)
Outstanding at December 31, 2020	838,313	$3.20
Exercisable at December 31, 2020	725,813	$3.37

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	838,313	$3.20
Granted	300,000	1.67
Exercised	—	—
Forfeited	(52,250)	(11.61)
Outstanding at December 31, 2021	1,086,063	$2.37
Exercisable at December 31, 2021	936,063	$2.48

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2021 and 2020 was $466,831 and $415,742, respectively.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the years ended December 31, 2021 and 2020:

	2021	2020
	Assumptions	Assumptions
Volatility – range	113%	104%
Risk-free rate	1.30%	0.28%
Expected term	10.0 years	5.5 years
Exercise price	$1.67	$2.09

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, the aggregate intrinsic value of options outstanding was approximately $-0- and $86,150, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $58,025, respectively.

As of December 31, 2021, the unrecognized portion of stock compensation expense on all existing stock options was $233,415 and will be recognized over the next six months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2021:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	715,000	8.6 years	565,000	8.3 years
$2.50 to $3.49	310,313	6.3 years	310,313	6.3 years
$3.50 to $4.49	45,750	3.1 years	45,750	3.1 years
$4.50 to $6.99	15,000	0.1 years	15,000	0.1 years

	1,086,063	7.6 years	936,063	7.3 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2021 and 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2020	514,875	$2.97
Granted	846,591	1.02
Vested	(604,591)	(1.85)
Forfeited	(36,750)	(1.84)
Nonvested balance, December 31, 2020	720,125	$1.69

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2021	720,125	$1.69
Granted	856,000	2.07
Vested	(511,250)	(1.94)
Forfeited	(7,500)	(1.08)
Nonvested balance, December 31, 2021	1,057,375	$1.87

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2021, there were $1,013,415 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-seven months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022	585,375
2023	358,000
2024	54,000
2025	30,000
2026	30,000

NOTE 15. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 26,008,598 shares of common stock at $2.60 to $3.75 per share as of December 31, 2021. The warrants expire from February 23, 2022 through September 18, 2026 and certain of the outstanding warrants allow for cashless exercise.

On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 42,550,000 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

On August 19, 2021, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with the Investors cancelling February Warrants exercisable for an aggregate of 7,681,540 shares of Common Stock in consideration for its issuance of (i) new warrants (the “Exchange Warrants”) to the Investors exercisable for an aggregate of up to 7,681,540 shares of Common Stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of Common Stock exercisable thereunder, representing an aggregate of 6,618,460 shares of Common Stock, and extended the expiration date of the February Warrants to September 18, 2026. The Exchange Warrants provide for an initial exercise price of $3.25 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis. On the date of the exchange, the Company calculated the fair value, using the Black-Scholes method, of the cancelled February Warrants and the newly issued Exchange Warrants, the difference in fair value measurement of the respective warrants was attributed to warrant modification expense in the consolidated statement of operations.

On the date of the exchange, the February Warrants and Exchange Warrants were valued at $11,818,644 and $12,114,424 using the original and modified expiry date of the warrants, respectively, using the Black-Scholes method. The difference of $295,780 was accordingly recorded as a warrant modification expense in the consolidated statement of operations.

	Original terms at August 19, 2021	Modified terms at August 19, 2021
Volatility - range	109.3%	104.7%
Risk-free rate	0.78%	0.78%
Dividend	0%	0%
Remaining contractual term	4.5 years	5.1 years
Exercise price	$3.25	$3.25
Common stock issuable under the warrants	14,300,000	14,300,000

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of December 31, 2021:

	Issuance date assumptions	December 31, 2021 assumptions
Volatility - range	106.6 – 166.6%	104.9%
Risk-free rate	0.08 - 0.49%	1.26%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	4.0 – 4.7 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

During the year ended December 31, 2021, holders of pre-funded warrants exercised a total of 18,250,000 warrants which were fair valued at $1,817,549 at their date of issuance and recorded as a derivative warrant liability. On the date of exercise such pre-funded warrants were fair valued at zero, which was transitioned to permanent equity during the year ended December 31, 2021. The Company reported the $1,817,549 change in fair value from their issuance date to their exercise date in the statements of operations as the change in fair value of warrant derivative liabilities.

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2021 and 2020:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2020	4,824,573	$5.15
Granted	1,273,374	1.31
Exercised	(2,704,583)	(1.95)
Cancelled	(5,000)	(16.50)
Vested Balance, December 31, 2020	3,388,364	$6.24

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2021	3,388,364	$6.24
Granted	42,550,000	3.11
Exercised	(18,250,000)	(2.92)
Cancelled	(1,679,766)	(9.42)
Vested Balance, December 31, 2021	26,008,598	$3.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of December 31, 2021 and 2020, and the weighted average remaining term was 50.7 and 15.8 months as of December 31, 2021 and 2020, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 31, 2021:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	1.6 years
$3.00	316,800	1.3 years
$3.25	24,300,000	4.4 years
$3.36	733,333	0.9 years
$3.65	167,000	0.5 years
$3.75	25,753	0.6 years

	26,008,598	4.2 years

NOTE 16 - STOCKHOLDERS’ EQUITY

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

The Company received approximately $28,941,000 ($29,013,000 upon full exercise of the prefunded warrants) in net proceeds from the Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of December 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Offering for working capital, product development, order fulfilment and for general corporate purposes.

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

Registered Direct Offerings

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

The Company received approximately $37,447,100 ($37,557,600 upon full exercise of the prefunded warrants) in net proceeds from the Second Offering after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. As of December 31, 2021, all pre-funded warrants have been fully exercised. The Company plans to use the net proceeds from the Second Offering for working capital, product development, order fulfilment and for general corporate purposes.

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

2021 Issuance of Restricted Common Stock.

On January 7, 2021, the board of directors approved the grant of 450,000 shares of common stock to officers of the Company. Such shares will generally vest one-half on January 7, 2022, and one half on January 7, 2023, provided that each grantee remains an officer or employee on such dates.

On September 20, 2021, the board of directors approved the grant of 406,000 shares of common stock to employees of the Company. A total of 26,000 shares vested immediately upon grant and the remaining 380,000 shares will generally vest in varying amounts over the next 5 years, provided that each grantee remains an employee on such vesting dates.

Cancellation of Restricted Stock

During the year ended December 31, 2021, the Company cancelled 7,700 shares for various reasons.

Issuance of Common Stock as Consideration for the TicketSmarter Acquisition.

On September 2, 2021, the Company issued a total of 719,738 shares of common stock as a portion of the consideration paid for the acquisition of Goody Tickets, LLC and TicketSmarter, LLC. See full description of this acquisition in “Note 20. TICKETSMARTER ACQUISITION”.

Stock Repurchase Program

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During 2021, the Company repurchased 1,734,838 shares of its common stock for $1,975,079, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
December 2021	1,734,838	$1.14	1,734,838	—
Total all plans	1,734,838	$1.14	1,734,838	$8,024,921

Cancellation of Treasury Stock

On December 31, 2021, the Company cancelled its 63,518 shares held in treasury, in addition to the repurchased shares through the Program.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $56,453 and $-0- for the years ended December 31, 2021 and 2020, respectively.

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

On April 21, 2021, the parties agreed to the terms of a Debt Settlement Agreement and Mutual Release regarding the following: (a) the secured promissory note dated October 1, 2020; (b) the secured promissory note dated October 21, 2020; and (c) an advance made by the Company on March 1, 2021. The parties arranged for a lump sum payment aggregating $639,956 to liquidate all outstanding debt including accrued interest for the two delinquent notes and the advance which lump-sum payment was made on April 21, 2021. No gain or loss was determined on this transaction.

Transactions with Affiliate and Member of Board of Director

Christian J. Hoffmann, III is currently the Chief Financial Officer and General Counsel for Nobility, LLC, which is the managing member of the Company’s majority owned subsidiary, Nobility Healthcare, LLC. The Company has made payments to Mr. Hoffmann and his affiliates for legal and other services rendered totaling $105,926 during the year ended December 31, 2021. Furthermore, on January 27, 2022, the Company’s Board of Directors appointed Mr. Hoffmann to become a member of the Board until the next annual meeting of shareholders of the Company at which directors are being elected.

Transactions with Managing Member of Nobility Healthcare

Nobility, LLC, is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during the year ended December 31, 2021. The outstanding balance of working capital loan was $158,384 as of December 31, 2021 and the Company anticipates full repayment of this advance during the year ended December 31, 2022.

NOTE 18. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Numerator for basic and diluted income (loss) per share – Net income (loss)	$25,474,508	$(2,625,881)

Denominator for basic loss per share – weighted average shares outstanding	50,222,289	21,603,635
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	50,222,289	21,603,635

Net income (loss) per share:
Basic	$0.51	$(0.12)
Diluted	$0.51	$(0.12)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2021 and 2020, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 19. DIGITAL ALLY HEALTHCARE VENTURE

On June 4, 2021, Digital Ally Healthcare, a wholly-owned subsidiary of the Company, entered into a venture with Nobility LLC (“Nobility”), an eight-year old revenue cycle management (“RCM”) company servicing the medical industry, to form Nobility Healthcare, LLC (“Nobility Healthcare”). Digital Ally Healthcare is capitalizing the venture with $13.5 million to support the venture’s business strategy to make acquisitions of RCM companies. Digital Ally Healthcare owns 51% of the venture that entitles it to 51% of the distributable cash as defined in the venture’s operating agreement plus a cumulative preferred return of 10% per annum on its invested capital. Nobility will receive a management fee and 49% of the distributable cash, subordinated to Digital Ally Healthcare’s preferred return. The venture comprises the Company’s revenue cycle management segment.

On June 30, 2021, the Company’s revenue cycle management segment completed the acquisition of a private medical billing company (the “Healthcare Acquisition”). In accordance with the stock purchase agreement, the Company’s revenue cycle management segment agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $850,000. In addition to the Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a promissory note to the stockholders of the Healthcare Acquisition in the principal amount of $350,000 that is subject to an earn-out adjustment. Management’s estimate of the fair value of this Contingent Note at December 31, 2021 is $317,212. The gain associated with the adjustment in the estimated fair value of this contingent promissory note is recorded as a gain in the Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, the Company’s revenue cycle management segment agreed to pay $162,552 representing the principal and accrued interest balance due under a promissory note issued to the selling shareholders prior to the acquisition closing date. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $1,376,509. Total acquisition related costs aggregated $164,630, which was expensed as incurred. Subsequent to the acquisition date, the Company received further information regarding the purchased assets and assumed liabilities. As a result, the initial allocation of the purchase price was adjusted by increasing accounts receivable by $75,000 with a corresponding reduction of goodwill during the year ended December 31, 2021.

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Healthcare Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Healthcare Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. Our assumptions and estimates are based upon information obtained from the management of the Company’s revenue cycle management segment. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Healthcare Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Healthcare Acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on June 30, 2021. The preliminary estimated fair value of assets acquired and liabilities assumed in the Healthcare Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired, consisting of acquired cash, accounts receivable and right of use asset	$174,351
Goodwill	1,125,000
Liabilities assumed consisting of a promissory note issued by the selling shareholders which was paid off at closing, net of lease liability assumed	77,158
Total assets acquired and liabilities assumed	$1,376,509
Consideration:
Cash paid at Healthcare Acquisition date	$1,026,509
Contingent consideration	350,000

Total Healthcare Acquisition purchase price	$1,376,509

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 8, “Debt Obligations”.

On August 31, 2021, the Company’s revenue cycle management segment completed the acquisition of another private medical billing company (the “Medical Billing Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $2,270,000. In addition to the Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Acquisition in the principal amount of $650,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $2,920,000. Total acquisition related costs aggregated $5,602, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Medical Billing Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Medical Billing Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on August 31, 2021. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired	$401,547
Goodwill	2,920,000
Liabilities assumed pursuant to stock purchase agreement	(401,547)
Total assets acquired and liabilities assumed	$2,920,000
Consideration:
Cash paid at acquisition date	$2,270,000
Contingent consideration	650,000

Total acquisition purchase price	$2,920,000

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 8, “Debt Obligations”.

NOTE 20. TICKETSMARTER ACQUISITION

On September 1, 2021, Digital Ally, Inc. formed TicketSmarter, Inc. (“TicketSmarter”), through which the Company completed the acquisition of Goody Tickets, LLC, a Kansas limited liability company (“Goody Tickets”) and TicketSmarter, LLC, a Kansas limited liability company (“TicketSmarter LLC”), collectively the “TicketSmarter Acquisition”. TicketSmarter, Inc. comprises the Company’s ticketing business segment. In accordance with the stock purchase agreement, the Company agreed to an initial payment (the “Initial Payment Amount”) of $9,403,600 through a combination of cash and common stock. In addition to the Initial Payment Amount, the Company agreed to issue an earn-out agreement to the stockholders of Goody Tickets and TicketSmarter LLC in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021, of which the Company gave a fair value of $3,700,000 on the date of acquisition. However, following the completion of 2021, it was determined that the actual EBITDA threshold for any earn-out adjustment to be paid was not met. Thus, in accordance with U.S. GAAP, the fair value of the contingent earn-out is reduced to zero, and the associated gain related to this revaluation is recorded in our Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, included in the agreement, the Company agreed to place $500,000 in escrow, subject to a working capital adjustment based on actual working capital amounts on the acquisition date as defined in the agreement, this amount was subject to disbursement 45 days following the close of the acquisition. The parties completed the working capital adjustment resulting in the Company retaining $297,726 of the escrow amount with the $202,274 released to the Sellers. The total acquisition related costs aggregated $40,625, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the TicketSmarter Acquisition has been allocated to Goody Tickets’ and TicketSmarter LLC’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the TicketSmarter Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The TicketSmarter Acquisition was structured as a stock purchase, however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the TicketSmarter Acquisition was allocated to Goody Tickets’ and TicketSmarter LLC’s tangible assets, goodwill, identifiable intangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the TicketSmarter Acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company will continue to evaluate the fair value of the identified intangible assets. The preliminary estimated fair value of assets acquired, and liabilities assumed in the TicketSmarter Acquisition were as follows:

	Preliminary purchase price allocation
	As allocated	As allocated
Description	September 30, 2021	December 31, 2021
Assets acquired:
Tangible assets acquired, including $51,432 of cash acquired	$7,139,930	$5,748,291
Identifiable intangible assets acquired	—	6,800,000
Goodwill	11,839,308	5,886,547
Liabilities assumed	(5,128,964)	(5,128,964)
Net assets acquired and liabilities assumed	$13,850,274	$13,305,874
Consideration:
Cash paid at TicketSmarter Acquisition date	$8,413,240	$8,413,240
Common stock issued as consideration for TicketSmarter Acquisition at date of acquisition	990,360	990,360
Contingent consideration earn-out agreement	4,244,400	3,700,000
Cash paid at closing to escrow amount	500,000	500,000
Cash retained from escrow amount pursuant to settlement of working capital target	(297,726)	(297,726)

Total TicketSmarter Acquisition purchase price	$13,850,274	$13,305,874

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2021	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	373,333	5 years
Search engine optimization/content	600,000	50,000	4 years

	$6,800,000	$423,333

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. The primary area of the acquisition accounting that had not yet been finalized as of December 31, 2021 related to identifiable intangible assets, which could result in a change to goodwill.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 8, “Debt Obligations”.

NOTE 21 - SEGMENT DATA

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, is also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers. Therefore, its operations are eliminated in consolidation and is not considered a separate business segment for financial reporting purposes.

The Video Solutions Segment encompasses our law, commercial, and shield divisions. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment we act as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms.

The Company’s corporate administration activities are reported in the corporate line item. These activities primarily include expense related to certain corporate officers and support staff, certain accounting staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Corporate identifiable assets primarily consist of cash, invested cash (if any), refundable income taxes (if any), and deferred income taxes.

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2021, and December 31, 2020:

	Years Ended December 31,
	2021	2020
Net Revenues:
Video Solutions	$9,073,626	$10,514,868
Revenue Cycle Management	1,630,048	—
Ticketing	10,709,760	—
Total Net Revenues	$21,413,434	$10,514,868

Gross Profit:
Video Solutions	$2,002,345	$4,062,594
Revenue Cycle Management	521,047	—
Ticketing	3,140,383	—
Total Gross Profit	$5,663,775	$4,062,594

Operating Income (loss):
Video Solutions	$(4,497,196)	$(578,417)
Revenue Cycle Management	93,763	—
Ticketing	235,432	—
Corporate	(10,592,909)	(7,085,234)
Total Operating Income (Loss)	$(14,760,910)	$(7,663,651)

Depreciation and Amortization:
Video Solutions	$395,361	$250,156
Revenue Cycle Management	—	—
Ticketing	427,128	—
Total Depreciation and Amortization	$822,489	$250,156

Assets (net of eliminations):
Video Solutions	$25,983,348	$16,435,769
Revenue Cycle Management	934,095	—
Ticketing	12,260,780	—
Corporate	43,810,974	4,361,758
Total Identifiable Assets	$82,989,197	$20,797,527

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $3,353,458 and a reserve for the ticketing segment of $561,631.

The segment net revenues reported above represent sales to external customers. Segment gross profit represents net revenues less cost of revenues. Segment operating income, which is used in management’s evaluation of segment performance, represents net revenues, less cost of revenues, less all operating expenses. Identifiable assets are those assets used by each segment in its operations. Corporate assets primarily consist of cash, property, plant and equipment, accounts receivable, inventories, and other assets.

Note 22. SUBSEQUENT EVENTS

Acquisition of Third Medical Billing Company

On January 1, 2022, the Company’s revenue cycle management segment completed the acquisition of 100% of the capital stock of a third medical billing company for a total purchase price of approximately $1.90 million. The purchase price includes approximately $1.15 million in cash at closing and a $750,000 contingent consideration promissory note bearing interest at 3% per annum subject to adjustment based on revenues achieved over an approximate 18-month period after closing, maturing in July of 2024. This closely-held company provides revenue cycle management (RCM) and other services for over 180 dental practices located throughout the United States with an annual revenue run rate of approximately $3.5 million.

Special Meeting of Shareholders

On January 11, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). Set forth below are the two proposals that were voted on at the Special Meeting and the results of the voting for each:

Proposal 1 – To approve an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s capital stock that the Company may issue from 100,000,000 shares to 300,000,000 shares, of which all 300,000,000 shares shall be classified as Common Stock (“Proposal No. 1”). The Company’s stockholders did not approve Proposal No. 1.

Proposal 2 – To approve an adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies (“Proposal No. 2”). The Company’s stockholders did not approve Proposal No. 2.

Appointment of Christian J. Hoffmann III to Board of Directors

On January 27, 2022, the Board of Directors appointed Christian J. Hoffmann, III as a member of the Board, effective immediately, to hold office until the next meeting of shareholders of the Company at which directors are being elected or as set forth in the Company’s bylaws. Mr. Hoffmann, co-founded Nobility, LLC (“Nobility”), a medical billing and revenue cycle management company, in 2014 where he has served as the Chief Financial Officer and General Counsel. On June 4, 2021, the Company and Nobility launched Nobility Healthcare, LLC, a subsidiary of the Company, to provide revenue cycle management services for the healthcare industry. During 2020 and 2021, Mr. Hoffmann also served as an outside counsel to the Board on specific matters as requested.

Expect as disclosed herein, there are no other arrangements or understandings between Mr. Hoffmann and any other persons pursuant to which he was appointed as a member of the Board. There are also no family relationships between any of the Company’s directors or officers and Mr. Hoffmann. All related party transactions involving Mr. Hoffmann that are reportable under Item 404(a) of Regulation S-K are disclosed in Part III, Item 13 of this Annual Report on Form 10-K. Mr. Hoffmann will receive standard board compensation for his service as a director.

Acquisition of Fourth Medical Billing Company

On February 1, 2022, the Company’s revenue cycle management segment completed the acquisition of 100% of the assets of a fourth medical billing company for a total purchase price of $335,000. The purchase price includes $230,000 in cash at closing and a $105,000 contingent consideration promissory note bearing interest at 3% per annum subject to adjustment based on revenues achieved over an approximate 18-month period after closing, maturing in August of 2024. The acquisition provides revenue cycle management (RCM) and other services throughout the southwestern portion of United States with an annual revenue run rate of approximately $440,000.

Letter of Intent to Acquire Medical Billing Company

On March 16, 2022, the Company’s revenue cycle management segment entered a letter of intent to acquire 100% of the capital stock of a medical billing company located in the Southern portion of the United States for a total purchase price of $5,000,000 (the “Target”). The purchase price includes $3.25 million in cash at closing and a $1,750,000 contingent consideration promissory note bearing interest at 4% per annum subject to adjustment based on revenues achieved over an approximate 24-month period after closing. The letter of intent is subject to satisfactory completion of due diligence procedures, review of legal, financial, tax and other matters concerning the Target’s business. The letter of intent is also not binding until the parties mutually agree to the terms of the underlying definitive agreements including the receipt of all approvals and consents considered necessary by both parties. The parties are currently negotiating the final definitive agreements and anticipate a closing date on or around May 31, 2022. However, there can be no assurances that the parties will complete the acquisition of the Target and on what terms will be included in the final definitive agreements.

2022 Issuance of Restricted Common Stock

On March 23, 2022, the board of directors approved the grant of 190,000 restricted common shares to certain new employees of the Company. A total of 5,000 shares vested immediately upon issuance and the remainder vest over a period of one to five years. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2027, provided that each grantee remains an employee on such dates.

Stock Repurchase Program

On December 6, 2021, the Board of Directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). Subsequent to December 31, 2021, the Company repurchased 2,163,341 shares of its common stock for $2,312,054, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

