Form 10-K/A
period 2021-12-31
DIGITAL ALLY INC
filed 2022-04-29
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 Marshall Drive, Lenexa, KS	66215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	DGLY	The Nasdaq Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

Audit Firm ID	Auditor Name	Auditor Location
587	RBSM LLP	New York, NY

Explanatory Note

On April 15, 2022, Digital Ally, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2021. This Amendment amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Amendment, unless the context indicates otherwise, the designations “Digital Ally,” the “Company,” “we,” “us” or “our” refer to Digital Ally, Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Digital Ally’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of the members of our Board of Directors and certain information about them as of the date of this Amendment are set forth below:

Name of Board of Director Member (4)	Positions	Age	Director Since
Stanton E. Ross	Chairman, President and Chief Executive Officer	60	2005
Leroy C. Richie (1)(2)(3)	Lead Independent Director, Chairman of the Nominating Committee and Compensation Committee and attorney	80	2005
Daniel F. Hutchins (1)	Independent Director; Chairman of Audit Committee	66	2007
Michael J. Caulfield (1)(2)(3)	Independent Director	66	2016
Christian J. Hoffmann, III (1)(2)	Independent Director	74	2022

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	The address of each executive officer and director listed is 14001 Marshall Drive, Lenexa, Kansas 66215.

The Board has determined that Messrs. Richie, Hutchins, Caulfield and Hoffmann are “independent directors,” as defined by the rules and listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). In making this determination, the Board considered the transactions and relationships disclosed under “Certain Relationships and Related Transactions” below.

Stanton E. Ross has served as Chairman, President and Chief Executive Officer (“CEO”) since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of American Noble Gas Inc (formerly known as Infinity Energy Resources, Inc.), a publicly held oil and gas exploration and development company (“AMGAS”) and served as an officer and director of each of AMGAS’s subsidiaries. He resigned from all his positions with AMGAS in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions, and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to AMGAS in 2020. In late 2007, AMGAS sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and AMGAS and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Leroy C. Richie has been the Lead Independent Director of Digital Ally since September 2005. He is also the Chairman of the Compensation Committee and Nominating Committee and a member of the Audit Committee. Since June 1, 1999, Mr. Richie has been a director of AMGAS. Additionally, until 2017, Mr. Richie served as a member of the board of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. From 2007 to 2014, Mr. Richie served as a member of the board of directors of OGE Energy Corp. He holds no other public directorships and has not held any others during the previous five years. Until 2019, Mr. Richie served as the Vice-Chairman of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978) and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Daniel F. Hutchins was elected a Director in December 2007. He serves as Chairman of the Audit Committee and is the Board’s financial expert. Mr. Hutchins, a Certified Public Accountant, was a Principal with the accounting firm of Hutchins & Haake, LLC until his retirement on July 1, 2021. Mr. Hutchins currently serves as a director and the Chief Financial Officer of AMGAS, of which Mr. Ross is the Chairman and President. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 18 years of teaching experience preparing CPA candidates for the CPA exam. He has over 40 years of public accounting experience, including five years with Deloitte & Touche, LLP. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships and has not held any others during the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications and skills to serve as a Director.

Michael J. Caulfield was elected a Director in May 2016. He is a member of the Audit Committee, Compensation Committee and Nominating Committee. He served as Vice President – Strategic Development of the Company from June 1, 2009 to January 11, 2012. Mr. Caulfield was most recently (2012-2016) a Vice-Chairman at Teneo Holdings, LLC, a global advisory firm where he was responsible for the firm’s investment banking relationships with a broad range of industrial companies. From 2006 to 2009, Mr. Caulfield served as a Managing Director at Banc of America Securities (“BAS”), where he was responsible for the merger, acquisition, divestiture and restructuring advisory services for a number of large public and private companies. He was also in charge of BAS’s global investment banking activities involving the Safety, Security, Engineering and Construction Industries. Prior to joining BAS, Mr. Caulfield spent six years (2000-2006) as a Managing Director with Morgan Stanley in New York City, leading that global investment banking firm’s efforts in the Aerospace and Defense Industries. He was also responsible for the investment banking relationships with a number of Morgan Stanley’s largest clients. From 1989 to 2000, he worked at General Electric Capital Corp., where he served as a Managing Director and head of the Corporate Finance Group. In this capacity, he advised GE Capital and the industrial divisions of General Electric on such issues as capital structuring, mergers and acquisitions, and private equity transactions. Mr. Caulfield received an MBA from the Wharton School of the University of Pennsylvania and a B.S. Degree from the University of Minnesota. The Company believes that Mr. Caulfield’s significant experience in investment banking and the public market gives him the qualifications and skills to serve as a Director.

Christian J. Hoffmann, III was appointed a Director in January 2022. Mr. Hoffmann is an attorney and was a partner at Quarles & Brady LLP from 2000 to 2013. Mr. Hoffmann has served as outside counsel to the Company’s Board of Directors as requested on specific matters. Mr. Hoffmann co-founded Nobility, LLC (“Nobility”), a medical billing and revenue cycle management company, in 2014. He currently serves as Nobility’s Chief Financial Officer and General Counsel. On June 4, 2021, the Company and Nobility launched Nobility Healthcare, LLC (“Nobility Healthcare”), a subsidiary of the Company, to provide revenue cycle management services for the healthcare industry. Nobility is the managing member and minority owner of Nobility Healthcare. Mr. Hoffmann graduated magna cum laude from Georgetown University with a degree in Business Administration and earned his law degree from the Georgetown University Law Center. Mr. Hoffmann holds no other public company directorships and has not held any others during the previous five years. The Company believes that Mr. Hoffmann’s extensive experience as a lawyer and current knowledge of the medical billing and revenue cycle management space gives him the qualifications and skills to serve as a Director.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2021. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2021. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2021 annual meeting of stockholders.

Committees of the Board of Directors

Our Board of Directors currently has four committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All of our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2021 and year-to-date 2022.

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations in conjunction with management and our public auditors; conferring with management and the independent auditors regarding the effectiveness of internal controls, financial reporting processes and disclosure controls; consulting with management and the independent auditors regarding Company policies governing financial risk management; reviewing and discussing reports from the independent auditors on critical accounting policies used by the Company; establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing and approving related-person transactions in accordance with the Company’s policies and procedures with respect to related-person transactions and applicable rules; reviewing the financial statements to be included in our Annual Report on Form 10-K; discussing with management and the independent auditors the results of the annual audit and the results of quarterly reviews and any significant changes in our accounting principles; and preparing the report that the SEC requires in our annual proxy statement. The report of the Audit Committee for the year-ended December 31, 2021 is included in this Proxy Statement.

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the SEC and Nasdaq Rule 5605(a)(2). The Audit Committee held four meetings during the year ended December 31, 2021. The members of our Audit Committee are Daniel F. Hutchins (Chairman), Leroy C. Richie and Michael J. Caulfield. The Board of Directors determined that Mr. Hutchins qualifies as an “audit committee financial expert,” as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee to assure that such services do not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditors are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the table, as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent registered public accounting firm. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the Audit Committee prior to being performed. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee but may not delegate such authority to management.

Compensation Committee

Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the SEC requires in our future Form 10-Ks and proxy statements.

Our Compensation Committee is comprised of three Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The members of our Compensation Committee are Leroy C. Richie (Chairman) and Michael J. Caulfield. The Compensation Committee held two meetings and acted several times by unanimous written consent resolutions during the year ended December 31, 2021. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer (“CFO”), also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation.

Nominating Committee

Our Nominating Committee assists our Board of Directors by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating, and overseeing our corporate governance guidelines. Specific responsibilities include the following: evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and appointing directors to our committees; establishing a policy for considering stockholder nominees for election to our Board of Directors; and evaluating and recommending candidates for election to our Board of Directors.

Our Nominating Committee strives for a Board composed of individuals who bring a variety of complementary skills, expertise, or background and who, as a group, will possess the appropriate skills and experience to oversee our business. The diversity of the members of the Board relates to the selection of its nominees. While the Committee considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen or excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity. In selecting a director nominee for recommendation to our Board, our Nominating Committee focuses on skills, expertise or background that would complement the existing members on the Board. Accordingly, although diversity may be a consideration in the Committee’s process, the Committee and the Board of Directors do not have a formal policy regarding the consideration of diversity in identifying director nominees.

When the Nominating Committee has either identified a prospective nominee or determined that an additional or replacement director is required, the Nominating Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board of Directors or management. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating Committee considers a number of factors, including: the current size and composition of the Board of Directors, the needs of the Board of Directors and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest.

The Nominating Committee of the Board selects director nominees and recommends them to the full Board of Directors. In relation to such nomination process, the Nominating Committee:

●	determines the criteria for the selection of prospective directors and committee members;

●	reviews the composition and size of the Board and its committees to ensure proper expertise and diversity among its members;

●	evaluates the performance and contributions of directors eligible for re-election;

●	determines the desired qualifications for individual directors and desired skills and characteristics for the Board;

●	identifies persons who can provide needed skills and characteristics;

●	screens possible candidates for Board membership;

●	reviews any potential conflicts of interests between such candidates and the Company’s interests; and

●	shares information concerning the candidates with the Board and solicits input from other directors.

The Nominating Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; the ability to work well with the other directors; the extent of the person’s familiarity with the issues affecting our business; an understanding of the fiduciary responsibilities that are required of a member of the Board of Directors; and the commitment of time and energy necessary to diligently carry out those responsibilities. A candidate for director must agree to abide by our Code of Ethics and Conduct.

After completing its evaluation, the Nominating Committee makes a recommendation to the full Board of Directors as to the persons who should be nominated to the Board, and the Board of Directors determines the nominees after considering the recommendation and report of the Committee.

Our Nominating Committee is comprised of two Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The Nominating Committee held one meeting during the year ended December 31, 2021. The members of our Nominating Committee are Leroy C. Richie (Chairman) and Michael J. Caulfield.

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

The Board of Directors has designated the Audit Committee to take the lead in overseeing risk management at the Board of Directors level. Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties. In this role, the Audit Committee receives reports from management, independent registered public accounting firm, outside legal counsel, and other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

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

Board Leadership Structure

Our Board of Directors does not have a policy on whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interest of us and our stockholders. The Board of Directors believes that Mr. Ross’s service as both Chief Executive Officer and Chairman of the Board is in the best interest of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of Mr. Richie, the lead independent director, to ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers, and suppliers, particularly during times of turbulent economic and industry conditions.

Our Board of Directors also believes that a lead independent director is part of an effective Board leadership structure. To this end, the Board has appointed Mr. Richie as the lead independent director. The independent directors meet regularly in executive sessions at which only they are present, and the lead independent director chairs those sessions. As the lead independent director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee that evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating Committee and the Board believe that its leadership structure, which includes the appointment of a lead independent director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent. Our Board of Directors believes that the independent directors provide effective oversight of management.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Digital Ally, Inc., attention: Corporate Secretary, 14001 Marshall Drive, Lenexa, Kansas 66215. Stockholders who would like their submission directed to a member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Policy for Director Recommendations and Nominations

Our Nominating Committee will consider candidates for Board membership suggested by Board members, management and our stockholders. The policy of our Nominating Committee is to consider recommendations for candidates to the Board of Directors from any stockholder of record in accordance with our Bylaws. A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources. In addition, a stockholder may nominate a person directly for election to the Board of Directors at an annual meeting of stockholders, provided the stockholder meets the requirements set forth in our Bylaws. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder Recommendations for Director Nominations. Stockholder recommendations for director nominations may be submitted to the Company at the following address: Digital Ally, Inc., Attention: Corporate Secretary, 14001 Marshall Drive, Lenexa, Kansas 66215. Such recommendations will be forwarded to the Nominating Committee for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and they are in time for the Nominating Committee to do an adequate evaluation of the candidate before the Annual Meeting. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors. Our Bylaws provide that, in order for a stockholder to nominate a director at an annual meeting of stockholders, the stockholder must give timely written notice to our Secretary and such notice must be received at our principal executive offices not less than one-hundred-and-twenty (120) days before the date of our release of the proxy statement to stockholders in connection with our previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such nominee that is required under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and serving as a director, and cooperating with a background investigation. In addition, the stockholder must include in such notice the name and address, as they appear on our records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of our capital stock that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to our Secretary the information required to be set forth in a stockholder’s notice of nomination that pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at our principal executive offices no later than the close of business on the tenth (10th) day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees, officers and directors act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.digitalally.com and the Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-KSB filed March 4, 2008.

Director Compensation

Our non-employee directors received the stock option grants noted in the “Director Compensation” table below for their service on the Board of Directors in 2021, including on the Audit, Nominating and Compensation Committees.

In September 2020, we granted to Messrs. Richie, Caulfield and Hutchins each options exercisable to acquire 75,000 shares of Common Stock at an exercise price of $2.09 per share for their service on the Board of Directors until the next annual meeting of stockholders with vesting to occur ratably through May 1, 2021, provided each person has remained a director at such dates.

In July 2021, we granted to Messrs. Richie, Caulfield and Hutchins each options exercisable to acquire 100,000 shares of Common Stock at an exercise price of $1.67 per share for their service on the Board of Directors until the next annual meeting of stockholders with vesting to occur ratably through May 31, 2022, provided each person has remained a director at such dates.

Director compensation for the year ended December 31, 2021 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (2)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors (1)	$—	$—	$—	$—
Leroy C. Richie	$105,000	$—	$167,000	$272,000
Daniel F. Hutchins	$98,750	$—	$167,000	$265,750
Michael J. Caulfield	$95,000	$—	$167,000	$262,000
Christian J Hoffmann, III (3)	$—	$—	$—	$—

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation, stock awards or options for his services as a director.

(2)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for stock options and restricted stock granted. Please refer to Note 13 to the consolidated financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants. The amounts equal 100,000 shares of common stock multiplied by the closing price of such shares on July 8, 2021,the award date. Messrs. Richie, Hutchins and Caulfield were each granted stock options to purchase 100,000 shares of common stock at an exercise price of $1.67 per share and such stock options vested as follows: 25,000 shares vested on July 8, 2021, 25,000 shares vested on December 31, 2021 and 25,000 shares vested on March 31, 2022, in each case subject to each director remaining as a member of the Board of Director on each such vesting date.

(3)	Mr. Hoffmann was appointed to the Board of Directors on January 27, 2022. Therefore, he received no director fees or stock-based compensation for services as a director during the year ended December 31, 2021.

Item 11.	Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (“COO”) (collectively, the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2021 and 2020:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2021	$250,000	$250,000	$828,000	(6)	$—	$30,805	$1,358,805
Chairman, CEO and President	2020	$165,625	$250,000	$339,230	(3)	$—	$23,981	$778,836

Thomas J. Heckman	2021	$230,000	$115,000	$414,000	(7)	$—	$23,329	$782,329
CFO, Treasurer and Secretary	2020	$164,738	$—	$217,384	(4)	$—	$17,902	$400,024

Peng Han	2021	$165,000	$—	$63,000	(8)	$—	$5,428	$233,428
COO	2020	$100,000	$—	$74,671	(5)	$—	$4,937	$179,608

(1)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 13 to the consolidated financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022, for a further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

(2)	Amounts included in all other compensation include the following items: the employer contribution to the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) on behalf of the named executive. We are required to provide a 100% matching contribution for all who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for all employees’ elective deferral between 4% and 5%. The employee (i) is 100% vested at all times in the employee contributions and employer matching contributions; (ii) receives Company paid healthcare insurance; (iii) receives Company paid contributions to health savings accounts; and (iv) receives Company paid life, accident and disability insurance. See “All Other Compensation Table” below.

(3)	Stock awards include the following restricted stock granted during 2020 to Mr. Ross: 250,000 shares at $1.08 per share that vest 50% on January 2, 2021 and 50% on January 2, 2022, subject to Mr. Ross remaining an employee of the Company at that point in time, and 75,250 shares at $0.92 per share that vested on April 17, 2020.

(4)	Stock awards include the following restricted stock granted during 2020 to Mr. Heckman: 150,000 shares at $1.08 per share that vest 50% on January 2, 2021 and 50% on January 2, 2022, subject to Mr. Heckman remaining an employee of the Company at that point in time, and 60,200 shares at $0.92 per share that vested on April 17, 2020.

(5)	Mr. Han was appointed as the Company’s Chief Operating Officer effective December 13, 2021. Stock awards include the following restricted stock granted during 2020 to Mr. Han: 10,000 shares at $1.08 per share that vest ratably over the two-year period ending January 3, 2022 and 32,258 shares at $1.98 per share that vested on September 15, 2020.

(6)	Stock awards include the following restricted stock granted during 2021 to Mr. Ross: 300,000 shares at $2.76 per share that vest 50% on January 6, 2022 and 50% on January 6, 2023, subject to Mr. Ross remaining an employee of the Company at that point in time.

(7)	Stock awards include the following restricted stock granted during 2021 to Mr. Heckman: 150,000 shares at $2.76 per share that vest 50% on January 6, 2022 and 50% on January 6, 2023, subject to Mr. Heckman remaining an employee of the Company at that point in time.

(8)	Stock awards include the following restricted stock granted during 2021 to Mr. Han: 50,000 shares at $1.26 per share that vest ratably over the two-year period ending September 20, 2023.

All Other Compensation Table

Name	Year	401(k) Plan contribution by Company	Company paid healthcare insurance	Flexible & health savings account contributions by Company	Company paid life, accident & disability insurance	Other Contractual payments	Total
Stanton E. Ross	2021	$8,606	$20,556	$1,100	$543	$—	$30,805
Chairman, CEO and President	2020	$7,000	$15,359	$1,100	$522	$—	$23,981

Thomas J. Heckman	2021	$9,138	$12,848	$800	$543	$—	$23,329
CFO, Treasurer and Secretary	2020	$6,984	$9,596	$800	$522	$—	$17,902

Peng Han	2021	$4,885	$—	$—	$543	$—	$5,428
COO	2020	$4,415	$—	$—	$522	$—	$4,937

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

For fiscal year 2020, during January 2020 the Compensation Committee set the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $250,000 and $230,000, respectively. This represented no increase or decrease from the previous year. However, in order to address the Covid-19 pandemic and its effect on the business, on April 17, 2020, the Compensation Committee determined that the cash portion of the 2020 annual base salaries of Stanton E. Ross, President and Chief Executive Officer, and Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, would be reduced to annual rates of $150,000 each for the balance of 2020 commencing May 1, 2020.

The Compensation Committee also decided that the balance of the annual salaries of Messrs. Ross and Heckman for 2020, which were $69,231 and $55,384, respectively, as of May 1, 2020, would be paid through the issuance of shares of restricted stock under the 2018 Stock Option and Restricted Stock Plan with the Company paying the applicable federal and state taxes on such amounts. The Company issued Messrs. Ross and Heckman 75,250 shares and 60,200 shares, respectively, effective April 17, 2020, based on a closing price of $0.92 per share on such date.

On January 7, 2021, the Compensation Committee restored the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $250,000, $230,000, and $165,000, respectively for 2021.

The Compensation Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both individual and our performances and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executive’s responsibilities with us. The Compensation Committee determined that Messrs. Ross and Heckman were eligible for awards of stock options or restricted stock in 2021 based on their performance. Refer to the “Grants of Plan-Based Awards” table below for restricted stock awards made in 2021. The Committee also determined that Messrs. Ross, Heckman, and Han would be eligible in 2022 for awards of restricted stock or stock options. On January 5, 2022, the Compensation Committee awarded Stanton E. Ross 350,000 shares of restricted common stock that will vest 50% on January 5, 2023 and 50% on January 5, 2024 provided that he remains an officer on such dates. Peng Han was awarded 100,000 shares of restricted common stock that will vest 20,000 shares on January 5, 2023, January 5, 2024, January 5, 2025, January 5, 2026 and January 5, 2027 provided that he remains an officer on such dates. In addition, Thomas J. Heckman was awarded 75,000 shares of restricted common stock, that will vest on March 31, 2023 provided that he remains an officer on such dates.

Bonuses. The Compensation Committee determined to award bonuses to each of the executive officers in 2021 and 2020, as set forth in the foregoing table. Refer to the “Summary Compensation Table” above for the bonuses paid to Messrs. Ross and Heckman in 2021 and 2020. In fiscal year 2021, Messrs. Ross and Heckman were eligible for bonuses of up to $250,000 and $230,000, respectively. Mr. Ross was awarded his full 2021 bonus of $250,000. The Compensation Committee reviews each executive officer’s performance on a quarterly basis and determines what, if any, portion of the bonus he has earned and will be paid as of such point.

Other. In July 2008, we amended and restated our 401(k) Plan. The amended 401(k) Plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employees’ elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2021. Each participant is 100% vested at all times in employee and employer matching contributions. As of March 31, 2022, a total of 282,101 shares of our Common Stock were held in the 401(k) Plan. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our Common Stock held in the 401(k) Plan. We have no profit sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

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

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on January 1, 2022 and that the amendments to the retention agreements of each person were in effect.

Retention Agreement Compensation

Name	Change in control payment due based upon successful completion of transaction	Severance payment due based on termination after Change of Control occurs	Total
Stanton E. Ross	$125,000	$500,000	$625,000
Thomas J. Heckman	$115,000	$460,000	$575,000
Total	$240,000	$960,000	$1,200,000

The retention agreements guarantee the executive officers’ specific payments and benefits upon a Change in Control of the Company. The retention agreements also provide for specified severance benefits if, after a Change in Control of the Company occurs, the executive officer voluntarily terminates employment for “Good Reason” or is involuntarily terminated without “Cause.”

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (iii) a majority of the Board of Directors is replaced and/or dismissed by the stockholders of the Company without the recommendation of or nomination by the Company’s current Board of Directors; (iv) the Company’s Chief Executive Officer is replaced and/or dismissed by stockholders without the approval of the Board of Directors; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

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

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2021:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross Chairman, CEO and President	15,000	—	—	$4.80	January 13, 2022	425,000	$454,750	—	$—

Thomas J. Heckman CFO, Treasurer and Secretary	—	—	—	—	—	225,000	$240,750	—	$—

Peng Han COO	—	—	—	—	—	55,000	$58,850	—	$—

(1)	These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2)	Market value based upon the closing market price of $1.07 on December 31, 2021.

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans (defined below under “Information Regarding Plans and Other Arrangements Not Subject to Security Holder Action”) is in the discretion of the administrator and therefore cannot be determined in advance. The Board of Directors’ policy in 2021 was to grant officers an award of 300,000 restricted shares of Common Stock to Mr. Ross and 150,000 restricted shares of Common Stock to our Mr. Heckman and each non-employee director an award of options to purchase 100,000 shares of Common Stock, all subject to vesting requirements.

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

The following table presents certain information as of December 31, 2021, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,086,064	$2.37	915,845
Equity compensation plans not approved by stockholders	—	$—	—
Total all plans	1,086,064	$2.37	915,845

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 29, 2022, information regarding beneficial ownership of our Common Stock, as adjusted to reflect the sale of the securities offered by us in this offering for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 29, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 29, 2022 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Digital Ally, Inc., 14001 Marshall Drive., Lenexa, KS 66215.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:
None	—	—	—
Executive Officers and Directors:
Stanton E. Ross (2)	1,971,290	4.0%	4.0%
Leroy C. Richie (3)	364,218	*	*
Daniel F. Hutchins (4)	366,450	*	*
Michael J. Caulfield (5)	327,855	*	*
Christian J. Hoffmann, III (6)	90,000	*	*
Thomas J. Heckman (7)	1,387,144	2.8%	2.8%
Peng Han (8)	175,625	*	*

All executive officers and directors as a group (five individuals)	4,682,582	9.4%	9.4%

* Less than 1%

(1)	Based on 49,728,357 shares of Common Stock issued and outstanding as of April 29, 2022 and, with respect only to the ownership by all executive officers and directors as a group, an additional aggregate of 1,065,375 options vested or to vest within sixty (60) days held by officers and directors as of April 29, 2022.

(2)	Mr. Ross’s total shares of Common Stock include 500,000 restricted shares that are subject to forfeiture to us.

(3)	Mr. Richie’s total shares of Common Stock include 325,000 shares of Common Stock issuable to Mr. Richie upon exercise of stock options exercisable within sixty (60) days.

(4)	Mr. Hutchins’ total shares of Common Stock include 333,750 shares of Common Stock issuable to Mr. Hutchins upon exercise of stock options exercisable within sixty (60) days.

(5)	Mr. Caulfield’s total shares of Common Stock include 325,000 shares of Common Stock issuable to Mr. Caulfield upon exercise of stock options exercisable within sixty (60) days.

(6)	Mr. Hoffmann’s total shares of Common Stock include 75,000 shares of Common Stock issuable to Mr. Hoffmann upon exercise of stock options exercisable within sixty (60) days.

(7)	Mr. Heckman’s total shares of Common Stock include (i) 150,000 restricted shares that are subject to forfeiture to us and (ii) 282,101 shares of Common Stock held in the Company’s 401(k) Plan (as of March 31, 2022) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan.

(8)	Mr. Han’s total shares of Common Stock include (i) 150,000 restricted shares that are subject to forfeiture to us and (ii) 6,625 shares of Common Stock issuable to Mr. Han upon exercise of stock options exercisable within sixty (60) days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

American Rebel Holding, Inc. Secured Promissory Notes

On October 1, 2020, the Company advanced $250,000 to American Rebel Holdings, Inc. (“AREB”) under a secured promissory note. The CEO, President and Chairman of AREB is the brother of the Company’s CEO, President and Chairman. Such note bears interest at 8% and is secured by all the tangible and intangible assets of the Company that are not currently secured by other indebtedness. The Company also received warrants to purchase 1,250,000 shares of AREB common stock at an exercise price of $0.10 per share with a five-year term. This note had an original maturity date of January 2, 2021; however, additional provisions within the note provided for an extension of the maturity date for fourteen months due to AREB’s failure to raise $300,000 in new debt or equity financing prior to the original maturity date. Upon this extension, the AREB was obligated to make equal monthly payments of principal and interest over the extended period of the note.

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

Transactions with Affiliate and Member of Board of Director

Christian J. Hoffmann, III is currently the Chief Financial Officer and General Counsel for Nobility, which is the managing member of the Company’s majority owned subsidiary, Nobility Healthcare. The Company has made payments to Mr. Hoffmann and his affiliates for legal and other services rendered totaling $105,926 during the year ended December 31, 2021. Furthermore, on January 27, 2022, the Company’s Board of Directors appointed Mr. Hoffmann to become a member of the Board until the next annual meeting of shareholders of the Company at which directors are being elected.

Transactions with Managing Member of Nobility Healthcare

Nobility is currently the managing member of Nobility Healthcare. The Company has advanced a total of $158,384 in the form of working capital loan to Nobility, in order to fund capital expenditures necessary for the initial growth of the joint venture during the year ended December 31, 2021. The outstanding balance of working capital loan was $158,384 as of December 31, 2021 and the Company anticipates full repayment of this advance during the year ended December 31, 2022.

Item 14.	Principal Accountant Fees and Services.

The following table is a summary of the fees billed to us by RBSM LLP for the fiscal years ended December 31, 2021 and 2020:

Fee Category	Fiscal 2021 fees	Fiscal 2020 fees
Audit fees	$189,250	$119,250
Audit-related fees	61,500	60,500
Tax fees	—	—
All other fees	—	—
Total fees	$250,750	$179,750

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

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
President and Chief Executive Officer
Dated:	April 29, 2022

