Form 10-Q
period 2022-03-31
DIGITAL ALLY INC
filed 2022-05-20
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2022
Common Stock, $0.001 par value per share	48,447,970

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,561,116	$32,007,792
Accounts receivable – trade, net	3,622,209	2,727,052
Other receivables (including $158,384 due from related parties – March 31, 2022 and $158,384 – December 31, 2021, refer to Note 19)	1,979,885	2,021,813
Inventories, net	9,405,920	9,659,536
Prepaid expenses	10,272,310	9,728,782

Total current assets	45,841,440	56,144,975

Property, plant, and equipment, net	8,480,180	6,841,026
Goodwill and other intangible assets, net	19,016,683	16,902,513
Operating lease right of use assets, net	1,051,139	993,384
Other assets	4,636,576	2,107,299

Total assets	$79,026,018	$82,989,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,726,667	$4,569,106
Accrued expenses	1,061,821	1,175,998
Current portion of operating lease obligations	402,313	373,371
Contract liabilities – current portion	1,788,721	1,665,519
Debt obligations – current portion	662,717	389,934
Warrant derivative liabilities	14,698,761	14,846,932
Income taxes payable	16,827	1,827

Total current liabilities	26,357,827	23,022,687

Long-term liabilities:
Debt obligations – long term	1,249,347	727,278
Operating lease obligation – long term	717,021	688,207
Contract liabilities – long term	3,221,537	2,687,786

Total liabilities	31,545,732	27,125,958

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 49,728,357 shares issued – March 31, 2022 and 50,904,391 shares issued – December 31, 2021	49,728	50,904
Additional paid in capital	124,820,428	124,426,379
Noncontrolling interest in consolidated subsidiary	(57,333)	56,453
Accumulated deficit	(77,332,537)	(68,670,497)

Total stockholders’ equity	47,480,286	55,863,239

Total liabilities and stockholders’ equity	$79,026,018	$82,989,197

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue:
Product	$2,410,060	$1,912,577
Service and other	7,884,721	623,252

Total revenue	10,294,781	2,535,829

Cost of revenue:
Product	2,822,051	1,561,310
Service and other	5,533,111	162,637

Total cost of revenue	8,355,162	1,723,947

Gross profit	1,939,619	811,882

Selling, general and administrative expenses:
Research and development expense	498,000	448,965
Selling, advertising and promotional expense	2,779,404	596,755
General and administrative expense	5,465,553	2,631,855

Total selling, general and administrative expenses	8,742,957	3,677,575

Operating loss	(6,803,338)	(2,865,693)

Other income (expense):
Interest income	71,362	41,686
Interest expense	(17,009)	(1,428)
Other income	43,440	—
Change in fair value of contingent consideration promissory notes	(56,050)	—
Change in fair value of short-term investments	(84,818)	(4,964)
Change in fair value of warrant derivative liabilities	148,171	24,552,257

Total other income	105,096	24,587,551

Income (loss) before income tax benefit	(6,698,242)	21,721,858
Income tax benefit	—	—

Net income (loss)	(6,698,242)	21,721,858

Net loss attributable to noncontrolling interests of consolidated subsidiary	98,094	—

Net income (loss) attributable to common stockholders	$(6,600,148)	$21,721,858

Net income (loss) per share information:
Basic	$(0.13)	$0.49
Diluted	$(0.13)	$0.49

Weighted average shares outstanding:
Basic	50,931,047	44,766,135
Diluted	50,931,047	44,766,135

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	—	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Net income	—	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	$51,577	$122,157,360	$(2,157,226)	$—	$(68,292,642)	$51,759,069

Balance, December 31, 2021	50,904,391	$50,904	$124,426,379	$—	56,453	$(68,670,497)	$55,863,239
Stock-based compensation	—	—	394,749	—	—	—	394,749
Restricted common stock grant	715,000	715	(715)	—	—	—	—
Restricted common stock forfeitures	(15,000)	(15)	15	—	—	—	—
Repurchase and cancellation of common stock	(1,876,034)	(1,876)	—	—	—	(2,061,892)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	49,728,357	$49,728	$124,820,428	$—	$(57,333)	$(77,332,537)	$47,480,286

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(6,698,242)	$21,721,858
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	493,395	55,422
Stock-based compensation	394,749	326,164
Change in fair value of warrant derivative liabilities	(148,171)	(24,552,257)
Provision for inventory obsolescence	18,629	427,907
Provision for doubtful accounts receivable	(150,636)	—
Change in fair value of contingent consideration promissory note	56,050	—

Change in operating assets and liabilities (net of assets and liabilities acquired):
(Increase) decrease in:
Accounts receivable – trade	(744,521)	574,072
Accounts receivable – other	41,928	(379,472)
Inventories	234,987	(1,115,549)
Prepaid expenses	(512,817)	200,027
Operating lease right of use assets	102,165	4,434
Other assets	(2,529,277)	(187,291)
Increase (decrease) in:
Accounts payable	2,958,343	(478,608)
Accrued expenses	(142,043)	69,630
Operating lease obligations	(102,164)	(15,451)
Income taxes payable	15,000	—
Contract liabilities	656,953	142,270

Net cash used in operating activities	(6,055,672)	(3,206,844)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(1,774,592)	(77,011)
Additions to intangible assets	(37,127)	(22,263)
Cash paid for acquisition of Medical Billing Company	(1,153,627)	—
Cash paid for asset acquisition from Medical Billing Company	(230,000)	—

Net cash used in investing activities	(3,195,346)	(99,274)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	(2,063,768)	—
Distribution to noncontrolling interest in consolidated subsidiary	(15,692)	—
Net proceeds from sale of common stock in registered direct offerings	—	13,346,600
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	53,224,000
Principal payment on contingent consideration promissory notes	(116,198)	—

Net cash provided by (used in) financing activities	(2,195,658)	66,570,600

Net increase/(decrease) in cash and cash equivalents	(11,446,676)	63,264,482
Cash, cash equivalents, beginning of period	32,007,792	4,361,758

Cash, cash equivalents, end of period	$20,561,116	$67,626,240

Supplemental disclosures of cash flow information:
Cash payments for interest	$18,847	$—

Cash payments for income taxes	$9,969	$—

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$715	$450

Restricted common stock forfeitures	$15	$8

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$—	$51,216,058

Issuance of contingent consideration promissory note for business and asset acquisitions	$855,000	$—

Assets acquired in business acquisitions	$190,631	$—

Goodwill acquired in business acquisitions	$2,100,000	$—

Liabilities assumed in business acquisitions	$387,005	$—

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

The business of Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”) is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 18.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures). To date, we eased many of these modifications. However, we may, in the future, reinstitute the same or similar changes or take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Although we managed to continue most of our operations, the future course of the COVID-19 pandemic is uncertain and we cannot assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. Lastly, the Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. for travel and transportation purposes in 2022.

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

The Company has two different revenue streams, product and service, represented through its three segments. The Company reports all revenues on a gross basis, other than service revenues from the Company’s ticketing and revenue cycle management segments. Revenues generated by all segments are reported net of sales taxes.

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

The Company also acts as an intermediary between buyers and sellers through the online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from ticketing operations, and consists of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As the Company does not control the ticket prior to the transfer, the Company acts as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed. The seller is then obligated to deliver the tickets to the buyer per the seller’s listing, and payment is due at the time of sale.

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended March 31, 2022, the Company recognized revenue of $0.5 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	March 31, 2022
	December 31, 2021	Additions/Reclass	Recognized Revenue	March 31, 2022
Contract liabilities, current	$1,665,519	$280,375	$157,173	$1,788,721
Contract liabilities, non-current	2,687,786	897,438	363,687	3,221,537

	$4,353,305	$1,177,813	$520,860	$5,010,258

Sales returns and allowances aggregated $117,376 and $45,298 for the years ended March 31, 2022 and December 31, 2021, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, the recognition of revenue, inventory valuation reserve, fair value of assets and liabilities acquired in a business combination, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	March 31, 2022
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$6,951,901	$—	$—	$6,951,901
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	13,609,215	—	—	13,609,215
Mutual funds	84,818	—	(84,818)	—

	$20,645,934	$—	$(84,818)	$20,561,116

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$5,031,246	$—	$—	$5,031,246
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	14,928,526	—	—	14,928,526
Mutual funds	12,079,901	—	(31,881)	12,048,020

	$32,039,673	$—	$(31,881)	$32,007,792

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2022 and December 31, 2021, the uninsured balance amounted to $18,438,051 and $29,836,142, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of March 31, 2022 and concluded that there was no impairment.

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

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, and is also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers; however, that subsidiary had no activity in the three months ended March 31, 2022 and 2021. Therefore, its operations will be eliminated in consolidation and it is not considered a separate business segment for financial reporting purposes.

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

Repurchase and Cancellation of Shares

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes and cancelled when it is determined appropriate by management. The Company accounts for repurchases of common stock under the cost method. Shares repurchased and cancelled during the period were recorded as a reduction to stockholders’ (deficit) equity. See further discussion of the Company’s share repurchase program in Note 14 –Stockholders’ Equity.

Non-Controlling Interests

Non-controlling interests in the Company’s Consolidated Financial Statements represents the interest in subsidiaries held by our venture partner. The venture partner holds a noncontrolling interests in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income or loss attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

In 2020, FASB issued ASU No. 2020-01 which represents a consensus of the Emerging Issues Task Force and it clarifies certain items related to ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU (1) clarifies that when an entity is either applying the equity method or upon discontinuing the equity method it should consider observable price changes in orderly transactions for the identical or a similar investment with the same issuer for valuing basis of the investment and (2) clarifies that when determining the accounting for certain forward contracts and purchased options an entity should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU No. 2020-01 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted this update for the quarter ended March 31, 2021. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations,

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after Dec. 15, 2020. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$3,839,796	$3,062,046
Work-in-process– video solutions segment	56	—
Finished goods – video solutions segment	7,990,526	8,410,307
Finished goods – ticketing segment	1,472,002	2,102,272
Subtotal	13,302,380	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,334,829)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(561,631)	(561,631)
Total inventories	$9,405,920	$9,659,536

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $179,273 and $153,976 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	234,027	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	673,037	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	750,000	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	105,000	—
Debt obligations	1,912,064	1,117,212
Less: current maturities of debt obligations	662,717	389,934
Debt obligations, long-term	$1,249,347	$727,278

Debt obligations mature as follows as of March 31, 2022:

March 31, 2022
2022 (April 1, 2022 to December 31, 2022)	$475,652
2023	748,305
2024	546,856
2025	3,412
2026	3,542
2027 and thereafter	134,297

Total	$1,912,064

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) Loan of $1,418,900 (the “PPP Loan”) under the Small Business Administration’s (the “SBA”) PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and total $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP Loan provides that it may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses. On December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan. Additionally, the Company was fully forgiven, during the three months ended June 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a secured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for twenty-four months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

Contingent Consideration Promissory Notes

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. The June Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the June Contingent Note is subject to an earn-out adjustment, being the difference between $975,000 (the “June Projected Revenue”) and the cash basis revenue (the “June Measurement Period Revenue”) collected by the June Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “June Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the June Measurement Period Revenue is less than the June Projected Revenue, such amount will be subtracted from the principal balance of this June Contingent Note on a dollar-for-dollar basis. If the June Measurement Period Revenue is more than the June Projected Revenue, such amount will be added to the principal balance of this June Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this June Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the June Contingent Note as a result of the earn-out adjustments.

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments on this contingent consideration promissory note totaled $31,721 during the three months ended March 31, 2022. The estimated fair value of the June Contingent Note at March 31, 2022 is $234,027, representing a reduction in its estimated fair value of $51,464 as compared to its estimated fair value as of December 31, 2021. Therefore, the Company recorded a gain of $51,464 in the Consolidated Statements of Operations for the three months ended March 31, 2022.

On August 31, 2021, Nobility Healthcare issued another contingent consideration promissory note (the “August Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “August Sellers”) of $650,000. The August Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the August Contingent Payment Note is subject to an earn-out adjustment, being the difference between $3,000,000 (the “August Projected Revenue”) and the cash basis revenue (the “August Measurement Period Revenue”) collected by the August Sellers in its normal course of business from the clients existing on September 1, 2021, during the period from December 1, 2021 through November 30, 2022 (the “August Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the August Measurement Period Revenue is less than the August Projected Revenue, such amount will be subtracted from the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. If the August Measurement Period Revenue is more than the August Projected Revenue, such amount will be added to the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this August Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the August Contingent Payment Note as a result of the earn-out adjustments.

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments on this contingent consideration promissory note totaled $84,477 during the three months ended March 31, 2022. The estimated fair value of the August Contingent Note at March 31, 2022 is $673,037, representing an increase in its estimated fair value of $107,514 as compared to is estimated fair value as of December 31, 2021. Therefore, the Company recorded a loss of $107,514 in the Consolidated Statements of Operations for the three months ended March 31, 2022.

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. The January Contingent Payment Note has a two and a half year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for seven months and is due in equal quarterly installments on the tenth business day of each quarter. The principal amount of the January Contingent Payment Note is subject to an earn-out adjustment, being the difference between $3,500,000 (the “January Projected Revenue”) and the cash basis revenue (the “January Measurement Period Revenue”) collected by the January Sellers in its normal course of business from the clients existing on January 1, 2022, during the period from April 1, 2022 through March 31, 2023 (the “January Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the January Measurement Period Revenue is less than the January Projected Revenue, such amount will be subtracted from the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. If the January Measurement Period Revenue is more than the January Projected Revenue, such amount will be added to the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this January Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the January Contingent Payment Note as a result of the earn-out adjustments.

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Management will continue to estimate the fair value of this January Contingent Payment Note at each reporting date with the change, if any, recorded as a gain or loss in the statement of operations during the relevant period. Management determined that there was no change in estimated fair value relative to this contingent consideration promissory note for the three months ended March 31, 2022. There were no principal payments on this contingent consideration promissory note during the three months ended March 31, 2022.

On February 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “February Contingent Payment Note”) in connection with an asset purchase agreement between Nobility Healthcare and a private company (the “February Sellers”) of $105,000. The February Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for seven months and is due in equal quarterly installments on the tenth business day of each quarter. The principal amount of the February Contingent Payment Note is subject to an earn-out adjustment, being the difference between $440,000 (the “February Projected Revenue”) and the cash basis revenue (the “February Measurement Period Revenue”) collected by the February Sellers in its normal course of business from the clients existing on February 1, 2022, during the period from May 1, 2022 through April 30, 2023 (the “February Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the February Measurement Period Revenue is less than the February Projected Revenue, such amount will be subtracted from the principal balance of this February Contingent Payment Note on a dollar-for-dollar basis. If the February Measurement Period Revenue is more than the February Projected Revenue, such amount will be added to the principal balance of this February Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this February Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the February Contingent Payment Note as a result of the earn-out adjustments.

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. Management will continue to estimate the fair value of this February Contingent Payment Note at each reporting date with the change, if any, recorded as a gain or loss in the statement of operations during the relevant period. Management determined that there was no change in estimated fair value relative to this contingent consideration promissory note for the three months ended March 31, 2022. There were no principal payments on this contingent consideration promissory note during the three months ended March 31, 2022.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,698,761	$14,698,761
Contingent consideration promissory notes	—	—	1,762,064	1,762,064
	$—	$—	$16,460,825	$16,460,825

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,846,932	$14,846,932
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	967,212	967,212
	$—	$—	$15,814,144	$15,814,144

The following table represents the change in Level 3 tier value measurements for the three months ended March 31, 2022:

	Contingent Consideration Promissory Notes	Warrant Derivative Liabilities

Balance, December 31, 2021	$967,212	$14,846,932

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	750,000	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	105,000	—

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(116,198)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	56,050	—

Change in fair value of warrant derivative liabilities	—	(148,171)

Balance, March 31, 2022	$1,762,064	$14,698,761

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued warranty expense	$10,582	$13,742
Accrued litigation costs	250,000	250,000
Accrued sales commissions	45,000	30,213
Accrued payroll and related fringes	370,849	453,858
Accrued sales returns and allowances	117,377	45,298
Accrued taxes	69,079	180,486
Other	198,934	202,401
	$1,061,821	$1,175,998

Accrued warranty expense was comprised of the following for the three months ended March 31, 2022:

Beginning balance	$13,742
Provision for warranty expense	21,513
Charges applied to warranty reserve	(24,673)

Ending balance	$10,582

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 and 2021 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2022, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $81.4 million (based on its December 31, 2021 tax return) in net operating loss carryforwards to offset future taxable income as of March 31, 2022.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Prepaid inventory	$6,088,591	$6,546,100
Prepaid advertising	3,429,022	2,455,527
Other	754,697	727,155
Total prepaid expenses	$10,272,310	$9,728,782

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	Estimated Useful Life	March 31, 2022	December 31, 2021
Building	30 years	$4,909,478	$4,909,478
Land	—	789,734	789,734
Office furniture, fixtures and equipment	3-20 years	1,929,539	493,652
Warehouse and production equipment	3-5 years	78,321	65,948
Demonstration and tradeshow equipment	2-5 years	131,838	82,337
Building improvements	2-15 years	1,188,771	911,940
Rental equipment	1-3 years	8,584	8,584
Total cost		9,036,265	7,261,673
Less: accumulated depreciation and amortization		(556,085)	(420,647)

Net property, plant and equipment		$8,480,180	$6,841,026

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2022, was fifty-seven months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2022, was nineteen months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2022, was twenty-eight months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2022, was twelve months.

On September 1, 2021, the Company completed the TicketSmarter Acquisition, in its ticketing segment. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter Inc.’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2022 was nine months.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2022, was thirty-nine months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $155,072 during the three months ended March 31, 2022.

The weighted-average remaining lease term related to the Company’s lease liabilities as of March 31, 2022 was 3.7 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2022:

Assets:
Operating lease right of use assets	$1,051,139

Liabilities:
Operating lease obligations-current portion	$402,313
Operating lease obligations-less current portion	717,021
Total operating lease obligations	$1,119,334

The components of lease expense were as follows for the three months ended March 31, 2022:

Selling, general and administrative expenses	$155,072

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (April 1, to December 31, 2022)	$374,088
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,297,051
Imputed interest	(177,717)
Total operating lease liability	$1,119,334

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$194,286	$69,722	$124,564	$194,286	$65,578	$128,708
Patents and trademarks (video solutions segment)	493,945	268,101	225,844	493,945	233,471	260,474
Sponsorship agreement network (ticketing segment)	5,600,000	653,333	4,946,667	5,600,000	373,333	5,226,667
SEO content (ticketing segment)	600,000	87,500	512,500	600,000	50,000	550,000
Personal seat licenses (ticketing segment)	201,931	3,926	198,005	201,931	2,244	199,687
Client agreement (revenue cycle management segments)	335,000	—	335,000	—	—	—

	7,425,162	1,082,582	6,342,580	7,090,162	724,626	6,365,536

Indefinite life intangible assets:
Goodwill (ticketing and revenue cycle management segments)	12,031,547	—	12,031,547	9,931,547	—	9,931,547
Trade name (ticketing segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	42,556	—	42,556	5,430	—	5,430

Total	$20,099,265	$1,082,582	$19,016,683	$17,627,139	$724,626	$16,902,513

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended March 31, 2022 and 2021 was $357,966 and $22,631, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2022 (April 1, to December 31, 2022)	$1,136,309
2023	1,435,974
2024	1,385,857
2025	1,299,751
2026 and thereafter	1,084,689
$6,342,580

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures). To date, we have eased many of these modifications. However, we may in the future reinstitute the same or similar changes or take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Although we managed to continue most of our operations, the future course of the COVID-19 pandemic is uncertain and we cannot assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Litigation

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

While the ultimate resolutions are unknown, based on the information currently available, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition and cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $394,749 and $326,164 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to the Company’s employees, non-employee directors and others for up to a total of 6,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 21,553 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2022 total 5,689. The 2006 Plan terminated during 2016 with 54,787 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2022 total 10,625. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2022. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2022.

The Company believes that such awards better align the interests of our employees with those of its stockholders.

Stock option grants. The Board of Directors has granted stock options under the Plans. These option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 190,845 shares remained available for awards under the various Plans as of March 31, 2022.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the three months ended March 31, 2022 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,086,063	$2.37
Granted	25,000	0.98
Exercised	—	—
Forfeited	(15,000)	(4.80)
Outstanding at March 31, 2022	1,096,063	$2.31
Exercisable at March 31, 2022	1,008,563	$2.37

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the three months ended March 31, 2022 was $22,768. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2022:

Volatility – range	111.67%
Risk-free rate	1.8%
Contractual term	10.0 years
Exercise price	$0.98

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2022 and 2021.

The aggregate intrinsic value of options outstanding was $2,750 and $-0-, at March 31, 2022 and December 31, 2021, respectively. The aggregate intrinsic value of options exercisable was $1,375 and $-0-, at March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the unrecognized portion of stock compensation expense on all existing stock options was $127,814 and will be recognized over the next 3 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2022:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	740,000	8.4 years	652,500	8.2 years
$2.50 to $3.49	310,314	6.1 years	310,314	6.1 years
$3.50 to $4.49	45,750	2.9 years	45,750	2.9 years

	1,096,064	7.5 years	1,008,564	7.3 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over one to five years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the Plans for the three months ended March 31, 2022 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2021	1,057,375	$1.87
Granted	715,000	1.07
Vested	(463,375)	(1.89)
Forfeited	(15,000)	(1.26)
Nonvested balance, March 31, 2022	1,294,000	$1.43

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2022, there were $1,180,036 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-eight months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022 (April 1, 2022 through December 31, 2022)	119,500
2023	668,000
2024	294,000
2025	90,000
2026	82,500
2027	40,000

NOTE 13. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 25,841,931 shares of common stock at $2.60 to $3.75 per share as of March 31, 2022. The warrants expire from June 30, 2022 through September 18, 2026 and under certain circumstances allow for cashless exercise.

On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 42,550,000 shares of common stock. The warrants issued on January 14, 2021 consist of (i) pre-funded warrants to purchase up to 7,200,000 shares of common stock and (ii) common stock purchase warrants to purchase up to an aggregate of 10,000,000 shares of common stock. The warrants issued on February 1, 2021 consist of (i) pre-funded warrants to purchase up to 11,050,000 shares of common stock and (ii) common stock purchase warrants (“February Warrants”) to purchase up to an aggregate of 14,300,000 shares of common stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

On August 19, 2021, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with certain investors cancelling February Warrants exercisable for an aggregate of 7,681,540 shares of common stock in consideration for its issuance of new warrants (the “Exchange Warrants”) to such investors, exercisable for an aggregate of up to 7,681,540 shares of common stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of common stock exercisable thereunder, representing an aggregate of 6,618,460 shares of common stock, and extended the expiration date of the February Warrants to September 18, 2026. The Exchange Warrants provide for an initial exercise price of $3.25 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis. On the date of the exchange, the Company calculated the fair value, using the Black-Scholes method, of the cancelled February Warrants and the newly issued Exchange Warrants, the difference in fair value measurement of the respective warrants was attributed to warrant modification expense in the consolidated statement of operations.

On the date of the exchange, the cancelled February Warrants and Exchange Warrants were valued at $11,818,644 and $12,114,424 using the original and modified expiry date of the warrants, respectively, using the Black-Scholes method. The difference of $295,780 was accordingly recorded as a warrant modification expense in the consolidated statement of operations during 2021.

	Original terms at August 19, 2021	Modified terms at August 19, 2021
Volatility - range	109.3%	104.7%
Risk-free rate	0.78%	0.78%
Dividend	0%	0%
Remaining contractual term	4.5 years	5.1 years
Exercise price	$3.25	$3.25
Common stock issuable under the warrants	14,300,000	14,300,000

Fluctuations in the Company’s stock price is a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would not result in a material change in our Level 3 fair value.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2022:

	Issuance date assumptions	March 31, 2022 assumptions
Volatility - range	106.6 – 166.6%	104.1%
Risk-free rate	0.08 - 0.49%	2.42%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	3.8 – 4.5 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2022:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2022	26,008,598	$3.24
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(166,667)	3.36
Vested Balance, March 31, 2022	25,841,931	$3.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2022, and the weighted average remaining term is 48 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of March 31, 2022:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	1.3 years
$3.00	316,800	1.0 years
$3.25	24,300,000	4.2 years
$3.36	566,666	0.9 years
$3.65	167,000	0.3 years
$3.75	25,753	0.4 years

	25,841,931	4.0 years

NOTE 14. STOCKHOLDERS’ EQUITY

2022 Issuance of Restricted Common Stock

On January 7, 2022, the board of directors approved the grant of 525,000 shares of common stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2027, provided that each grantee remains an officer or employee on such dates.

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

Cancellation of Restricted Stock

During the quarter ended March 31, 2022, the Company cancelled 15,000 restricted shares of common stock due to forfeiture reasons.

Stock Repurchase Program

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the three months ended March 31, 2022, the Company repurchased 1,876,034 shares of its common stock for $2,063,768, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2021	1,734,838	$1.14	1,734,838	—
January 2022	697,093	1.11	697,093	—
February 2022	692,984	1.12	692,984	—
March 2022	485,957	1.06	485,957	—
Total all plans	3,610,872	$1.12	3,610,872	$5,961,153

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss attributable to noncontrolling interests of consolidated subsidiary of $98,094 and $-0- for the three months ended March 31, 2022 and 2021, respectively.

NOTE 15. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Numerator for basic and diluted income (loss) per share – Net income (loss)	$(6,600,148)	$21,721,858

Denominator for basic income (loss) per share – weighted average shares outstanding	50,931,047	44,766,135
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	50,931,047	44,766,135

Net income (loss) per share:
Basic	$(0.13)	$0.49
Diluted	$(0.13)	$0.49

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 16. DIGITAL ALLY HEALTHCARE VENTURE

On June 4, 2021, Digital Ally Healthcare, a wholly-owned subsidiary of the Company, entered into a venture with Nobility LLC (“Nobility”), an eight-year-old revenue cycle management (“RCM”) company servicing the medical industry, to form Nobility Healthcare, LLC (“Nobility Healthcare”). Digital Ally Healthcare is capitalizing the venture with $13.5 million to support the venture’s business strategy to make acquisitions of RCM companies. Digital Ally Healthcare owns 51% of the venture that entitles it to 51% of the distributable cash as defined in the venture’s operating agreement plus a cumulative preferred return of 10% per annum on its invested capital. Nobility will receive a management fee and 49% of the distributable cash, subordinated to Digital Ally Healthcare’s preferred return. The venture comprises the Company’s revenue cycle management segment.

On June 30, 2021, the Company’s revenue cycle management segment completed the acquisition of a private medical billing company (the “Healthcare Acquisition”). In accordance with the stock purchase agreement, the Company’s revenue cycle management segment agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $850,000. In addition to the Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a promissory note to the stockholders of the Healthcare Acquisition in the principal amount of $350,000 that is subject to an earn-out adjustment. Management’s estimate of the fair value of this contingent promissory note at December 31, 2021 is $317,212. The gain associated with the adjustment in the estimated fair value of this contingent promissory note is recorded as a gain in the Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, the Company’s revenue cycle management segment agreed to pay $162,552 representing the principal and accrued interest balance due under a promissory note issued to the selling shareholders prior to the acquisition closing date. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full and, therefore, the total aggregate purchase price was determined to be approximately $1,376,509. Total acquisition related costs aggregated $164,630, which was expensed as incurred. Subsequent to the acquisition date, the Company received further information regarding the purchased assets and assumed liabilities. As a result, the initial allocation of the purchase price was adjusted by increasing accounts receivable by $75,000 with a corresponding reduction of goodwill during the year ended December 31, 2021.

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

The purchase price of the Healthcare Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Healthcare Acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on June 30, 2021. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Healthcare Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired, consisting of acquired cash, accounts receivable and right of use asset	$174,351
Goodwill	1,125,000
Liabilities assumed consisting of a promissory note issued by the selling shareholders which was paid off at closing, net of lease liability assumed	77,158
Total assets acquired and liabilities assumed	$1,376,509
Consideration:
Cash paid at Healthcare Acquisition date	$1,026,509
Contingent consideration promissory note	350,000

Total Healthcare Acquisition purchase price	$1,376,509

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations”.

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

Description	Amount
Assets acquired:
Tangible assets acquired	$401,547
Goodwill	2,920,000
Liabilities assumed pursuant to stock purchase agreement	(401,547)
Total assets acquired and liabilities assumed	$2,920,000
Consideration:
Cash paid at acquisition date	$2,270,000
Contingent consideration promissory note	650,000

Total acquisition purchase price	$2,920,000

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations”.

On January 1, 2022, the Company’s revenue cycle management segment completed the acquisition of another private medical billing company (the “Medical Billing Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $1,153,626. In addition to the Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Acquisition in the principal amount of $750,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $1,903,626. Total acquisition related costs aggregated $7,996, which was expensed as incurred.

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

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on January 1, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

Description	Amount
Assets acquired:
Tangible assets acquired	$190,631
Goodwill	2,100,000
Liabilities assumed pursuant to stock purchase agreement	(387,005)
Total assets acquired and liabilities assumed	$1,903,626
Consideration:
Cash paid at acquisition date	$1,153,626
Contingent consideration promissory note	750,000

Total acquisition purchase price	$1,903,626

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations”.

On February 1, 2022, the Company’s revenue cycle management segment completed an asset acquisition from another private medical billing company (the “Medical Billing Asset Acquisition”). In accordance with the asset purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $230,000. In addition to the Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Asset Acquisition in the principal amount of $105,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $335,000. Total acquisition related costs aggregated $10,322, which was expensed as incurred.

In accordance ASC 805, “Business Combinations”, the acquisition method of accounting is used, and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs were expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for the intangible assets acquired were agreed to by both buyer and seller. The acquisition was structured as asset purchase and are included in the consolidated financial statements from the acquisition date. The preliminary estimated fair value of intangible assets acquired in the Medical Billing Asset Acquisition were as follows:

Description	Amount
Assets acquired:
Intangible assets acquired – Client Agreements	$335,000
Total assets acquired and liabilities assumed	$335,000
Consideration:
Cash paid at acquisition date	$230,000
Contingent consideration promissory note	105,000

Total acquisition purchase price	$335,000

The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations” and will be estimated on a quarterly basis.

NOTE 17. TICKETSMARTER ACQUISITION

On September 1, 2021, Digital Ally, Inc. formed TicketSmarter, Inc. (“TicketSmarter”), through which the Company completed the acquisition of Goody Tickets, LLC, a Kansas limited liability company (“Goody Tickets”) and TicketSmarter, LLC, a Kansas limited liability company (“TicketSmarter LLC”) (such acquisitions, collectively, the “TicketSmarter Acquisition”). TicketSmarter, Inc. comprises the Company’s ticketing business segment. In accordance with the stock purchase agreement, the Company agreed to an initial payment (the “Initial Payment Amount”) of $9,403,600 through a combination of cash and common stock. In addition to the Initial Payment Amount, the Company agreed to issue an earn-out agreement to the stockholders of Goody Tickets and TicketSmarter LLC in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021, of which the Company gave a fair value of $3,700,000 on the date of acquisition. However, following the completion of 2021, it was determined that the actual EBITDA threshold for any earn-out adjustment to be paid was not met. Thus, in accordance with U.S. GAAP, the fair value of the contingent earn-out is reduced to zero, and the associated gain related to this revaluation is recorded in our Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, included in the agreement, the Company agreed to place $500,000 in escrow, subject to a working capital adjustment based on actual working capital amounts on the acquisition date as defined in the agreement. This amount was subject to disbursement 45 days following the close of the acquisition. The parties completed the working capital adjustment resulting in the Company retaining $297,726 of the escrow amount with the $202,274 released to the sellers. The total acquisition related costs aggregated $40,625, which was expensed as incurred.

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the TicketSmarter Acquisition has been allocated to Goody Tickets’ and TicketSmarter LLC’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the TicketSmarter Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The TicketSmarter Acquisition was structured as a stock purchase; however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through March 31, 2022	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	653,333	5 years
Search engine optimization/content	600,000	87,500	4 years

	$6,800,000	$740,833

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the three months ended March 31, 2022.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations”.

NOTE 18. SEGMENT DATA

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, and is also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers. Therefore, its operations are eliminated in consolidation and it is not considered a separate business segment for financial reporting purposes.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2022, and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Net Revenues:
Video Solutions	$2,010,049	$2,535,829
Revenue Cycle Management	1,903,957	—
Ticketing	6,380,775	—
Total Net Revenues	$10,294,781	$2,535,829

Gross Profit:
Video Solutions	$268,431	$811,882
Revenue Cycle Management	697,169	—
Ticketing	974,019	—
Total Gross Profit	$1,939,619	$811,882

Operating Income (loss):
Video Solutions	$(1,658,144)	$(682,920)
Revenue Cycle Management	(128,518)	—
Ticketing	(1,445,847)	—
Corporate	(3,570,829)	(2,182,773)
Total Operating Income (Loss)	$(6,803,338)	$(2,865,693)

Depreciation and Amortization:
Video Solutions	$174,066	$55,422
Revenue Cycle Management	146	—
Ticketing	319,183	—
Total Depreciation and Amortization	$493,395	$55,422

	March 31, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$32,196,051	$25,983,348
Revenue Cycle Management	1,357,829	934,095
Ticketing	5,894,339	12,260,780
Corporate	39,577,799	43,810,974
Total Identifiable Assets	$79,026,018	$82,989,197

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $3,334,829 and a reserve for the ticketing segment of $561,631.

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

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $158,384 as of March 31, 2022 and the Company anticipates full repayment of this advance during the year ended December 31, 2022. During the three months ended March 31, 2022, the Company paid distributions to the noncontrolling in consolidated subsidiary totaling $15,692.

NOTE 20. SUBSEQUENT EVENTS

Stock Repurchase Program

On December 6, 2021, the Board of Directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). Subsequent to March 31, 2022, the Company repurchased 1,280,387 shares of its common stock for $1,415,382, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

*************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q (the “Report”) of Digital Ally, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during fiscal 2020 and 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings, such as the Shield™ disinfectant/sanitizers products and ThermoVU™ temperature screening systems, whether such new products perform as planned or advertised and whether they will help increase our revenues, particularly as the COVID-19 pandemic begins to subside; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVU products; (16) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (17) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (18) our dependence on key personnel; (19) our reliance on third-party distributors and sales representatives for part of our marketing capability; (20) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (21) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (22) our ability to generate more recurring cloud and service revenues; (23) risks related to our license arrangements; (24) the fluctuation of our operation results from quarter to quarter; (25) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (26) the issuance or sale of substantial amounts of our common stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (27) potential dilution from the issuance of common stock underlying outstanding options and warrants; (28) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (29) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; and (30) our ability to integrate and realize the anticipated benefits from acquisitions.

Current Trends and Recent Developments for the Company

Segment Overview

Video Solutions Operating Segment – Within our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu II, and the FirstVu HD; our patented and revolutionary VuLink product which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video mirrors that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria. We began offering our Shield™ disinfectants and cleansers to our law enforcement and commercial customers late in the second quarter of 2020.

Our video solutions segment revenue encompasses video recording products and services for our law enforcement and commercial customers and the sale of Shield disinfectant and personal protective products. This segment generates revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

To judge the health of our video solutions segment, we review the current active subscriptions and deferred service revenues, along with the quantity and gross margins generated by our video solutions hardware sales.

Revenue Cycle Management Operating Segment - We have recently entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, along with two more acquisitions completed during the three months ended March 31, 2022, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leafing to substantial improvements in their operating margins and cash flows.

Our revenue cycle management segment consists of our medical billing subsidiaries. Revenues of this segment are recognized after we perform the obligations of our revenue cycle management services. Our revenue cycle management services are services, performed and charged monthly, generally based on a contractual percentage of total customer collections, for which we recognize our net service fees.

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

Our ticketing operating segment consists of ticketing services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Ticketing direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Net Revenues:
Video Solutions	$2,010,049	$2,535,829
Revenue Cycle Management	1,903,957	—
Ticketing	6,380,775	—
Total Net Revenues	$10,294,781	$2,535,829

Gross Profit:
Video Solutions	$268,431	$811,882
Revenue Cycle Management	697,169	—
Ticketing	974,019	—
Total Gross Profit	$1,939,619	$811,882

Operating Income (loss):
Video Solutions	$(1,658,144)	$(682,920)
Revenue Cycle Management	(128,518)	—
Ticketing	(1,445,847)	—
Corporate	(3,570,829)	(2,182,773)
Total Operating Income (Loss)	$(6,803,338)	$(2,865,693)

Depreciation and Amortization:
Video Solutions	$174,066	$55,422
Revenue Cycle Management	146	—
Ticketing	319,183	—
Total Depreciation and Amortization	$493,395	$55,422

	March 31, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$32,196,051	$25,983,348
Revenue Cycle Management	1,357,829	934,095
Ticketing	5,894,339	12,260,780
Corporate	39,577,799	43,810,974
Total Identifiable Assets	$79,026,018	$82,989,197

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

Consolidated Results of Operations

We experienced operating losses for the first quarter of 2022 and all quarters during 2021. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$10,294,781	$11,744,112	$4,639,822	$2,493,671	$2,535,829
Gross profit	1,939,619	2,190,523	1,400,570	1,260,800	811,882
Gross profit margin %	18.8%	18.7%	30.2%	50.6%	32.0%
Total selling, general and administrative expenses	8,742,957	7,869,883	4,999,543	3,877,684	3,677,575
Operating income (loss)	(6,803,338)	(5,679,360)	(3,598,973)	(2,616,884)	(2,865,693)
Operating income (loss) %	(66.1)%	(48.4)%	(77.6)%	(104.9)%	(113.0)%
Net income (loss)	$(6,698,242)	$1,122,791	$8,068,799	$(5,382,487)	$21,721,858

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $6,698,242 on revenues of $10,294,781 for first quarter 2022.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 9, “Operating Leases,” to our condensed consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended March 31, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended March 31, 2022 and 2021, represented as a percentage of total revenues for each such quarter:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	81%	68%

Gross profit	19%	32%
Selling, general and administrative expenses:
Research and development expense	5%	18%
Selling, advertising and promotional expense	27%	24%
General and administrative expense	53%	104%

Total selling, general and administrative expenses	85%	145%

Operating loss	(66)%	(113)%

Change in fair value of short-term investments	(1)%	—%
Change in fair value of contingent consideration promissory notes	(1)%	—%
Change in fair value of derivative liabilities	1%	968%
Other income and interest income (expense), net	1%	2%

Income (loss) before income tax benefit	(65)%	857%
Income tax (provision)	—%	—%

Net income/(loss)	(65)%	857%

Net loss attributable to noncontrolling interests of consolidated subsidiary	1%	—%

Net income (loss) attributable to common stockholders	(64)%	857%

Net income/(loss) per share information:
Basic	$(0.13)	$0.49
Diluted	$(0.13)	$0.49

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the amount of medical billings collected by the customer.

Our ticketing operating segment sells our products and services to customers in the following manner:

●	Our ticketing operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the ticketing operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter are driven largely in part by the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

The Omicron Variant of COVID-19 had an impact on all of our operating segment revenue streams for the three months ended March 31, 2022. In particular, it had a negative impact generally on our video solutions operating segment legacy products and, specifically, our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. Ticketing operating segment revenues also continues to be negatively impacted due to the cancellation of live events and public caution surrounding the COVID-19 pandemic. Our revenue cycle management operating segment was also affected due to the higher level of healthcare service utilization due to the Omicron Variant while certain elective and routine healthcare services were reduced due to COVID-19 pandemic restrictions.

Product revenues for the three months ended March 31, 2022 and 2021 were $2,410,060 and $1,912,577 respectively, an increase of $497,483 (26%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new ticketing operating segment generated $1,073,830 in product revenues for the three months ended March 31, 2022, compared to $-0- for the three months ended March 31, 2021. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,336,230 during the three months ended March 31, 2022 compared to $1,912,577 for the three months ended March 31, 2021 due to slowing sales of our ThermoVuTM product lines related to our COVID-19 response. The Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental office, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes. The Company is beginning to experience pressure on these product lines as the COVID-19 pandemic begins to subside.

●	In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the prior period due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our new body-worn cameras, the FirstVu Pro and FirstVu II, in the fourth quarter of 2021, as we have begun to see increased traction with these products in the first quarter of 2022. The Company hopes the interest throughout the marketplace continues to grow for these new products as the market is able to review and test these new products.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues for the three months ended March 31, 2022 and 2021 were $7,884,721 and $623,252, respectively, an increase of $7,261,469 (1,165%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $270,925 and $241,653 for the three months ended March 31, 2022 and 2021, respectively, an increase of $29,272 (12%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended March 31, 2022. We expect this trend to continue throughout 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $199,491 and $254,692 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $55,201 (22%). We have many customers that have purchased extended warranty packages, primarily in our DVM-800 premium service program. However, the continued affects from the COVID-19 pandemic has adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales in the three months ended March 31, 2022 compared to the same period in 2021.

●	Our new ticketing operating segment generated service revenues totaling $5,306,945 and $-0- for the three months ended March 31, 2022 and 2021, respectively, an increase of $5,306,945 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our ticketing operating segment to continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $1,903,957 and $-0- for the three months ended March 31, 2022 and 2021, respectively, an increase of $1,903,957 (100%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended March 31, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended March 31, 2022 and 2021 were $10,294,781 and $2,535,829, respectively, an increase of $7,758,952 (306%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended March 31, 2022, and 2021 was $2,822,051 and $1,561,310, respectively, an increase of $1,260,741 (81%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended March 31, 2022, and 2021 were 117.1% and 81.6%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of Product Revenues:
Video Solutions	$1,477,715	$1,561,310
Revenue Cycle Management	—	—
Ticketing	1,344,336	—
Total Cost of Product Revenues	$2,822,051	$1,561,310

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In addition, the Video Solutions Segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first quarter of 2022. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 110.6% for the three months ended March 31, 2022 as compared to 81.6% for the three months ended March 31, 2021.

The increase in ticketing operating segment cost of product sold is due to the acquisition of TicketSmarter in the third quarter of 2021, resulting in an increase to cost of product revenue of $1,344,336 for the three months ended March 31, 2022, compared to $-0- for the three months ended March 31, 2021. Cost of product sold as a percentage of product revenues for the ticketing solutions was 125.2% for the three months ended March 31, 2022. The Ticketing Segment recorded an allowance for unsold and under-market tickets during the first quarter 2022 due to event cancellations and restrictions imposed on the size and type of gatherings related to the Omicron Variant. In addition, we provide a reserve related to Major League Baseball reducing their spring training schedule and delaying their regular season due to the player strike in the first quarter of 2022.

We recorded $3,896,460 and $3,915,089 in reserves for obsolete and excess inventories at March 31, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $3,839,796 and $3,062,046 at March 31, 2022 and December 31, 2021, respectively, an increase of $777,750 (25%). Finished goods balances were $9,462,527 and $10,512,577 at March 31, 2022 and December 31, 2021, respectively, a decrease of $1,050,050 (10%) which was attributable to a decrease in finished goods from our newly acquired ticketing segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. We believe the reserves are appropriate given our inventory levels as of March 31, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended March 31, 2022, and 2021 was $5,553,111 and $162,637, respectively, an increase of $5,370,474 (3,302%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended March 31, 2022, and 2021 were 70.2% and 26.1%, respectively. Cost of service revenues by operating shipment is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of Service Revenues:
Video Solutions	$263,903	$162,637
Revenue Cycle Management	1,206,787	—
Ticketing	4,062,421	—
Total Cost of Service Revenues	$5,533,111	$162,637

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 39.2% for the three months ended March 31, 2022 as compared to 26.1% for the three months ended March 31, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four acquisitions of medical billing companies completed since June 2021. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment was 36.7% for the first three months of 2022.

The increase in ticketing operating segment cost of service revenues is the due to the 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $4,062,421 for the three months ended March 31, 2022, compared to $-0- for the three months ended March 31, 2021. Cost of service revenues as a percentage of service revenues for the ticketing was 76.5% for the three months ended March 31, 2022.

Gross Profit

Overall gross profit for the three months ended March 31, 2022 and 2021 was $1,939,619 and $811,882, respectively, an increase of $1,127,737 (138.9%). Gross profit by operating segment was as follows:

Gross Profit:
Video Solutions	$268,431	$811,882
Revenue Cycle Management	697,169	—
Ticketing	974,019	—
Total Gross Profit	$1,939,619	$811,882

The overall increase is attributable to the large overall increase in revenues for the three months ended March 31, 2022 and an increase in the overall cost of sales as a percentage of overall revenues to 81.1% for the three months ended March 31, 2022 from 68.0% for the three months ended March 31, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,742,957 and $3,677,575 for the three months ended March 31, 2022 and 2021, respectively, an increase of $5,065,382 (137.7%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 85% for the three months ended March 31, 2022 compared to 145% in the same period in 2021. The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2022	2021
Research and development expense	$498,000	$448,965
Selling, advertising and promotional expense	2,779,404	596,755
General and administrative expense	5,465,553	2,631,855

Total	$8,742,957	$3,677,575

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $498,000 and $448,965 for the three months ended March 31, 2022 and 2021, respectively, an increase of $49,035 (10.9%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,779,404 and $596,755 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,182,649 (365.8%). Promotional and advertising expenses represent the primary component of these costs and totaled $2,389,063 during the three months ended March 31, 2022, compared to $197,203 during the three months ended March 31, 2021, an increase of $2,191,860 (1,111.5%). The increase is primarily attributable to the 2022 sponsorship of NASCAR and IndyCar. Additionally, TicketSmarter is very active in sponsorship and advertising, as it continues to build its brand and gain recognition. TicketSmarter accounted for $1,458,267 of the total promotional and advertising expense for the three months ended March 31, 2022.

General and administrative expense. General and administrative expenses totaled $5,465,553 and $2,631,855 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,833,698 (107.7%). The increase in general and administrative expenses in the three months ended March 31, 2022 compared to the same period in 2021 is primarily attributable to an increase in administrative salaries, as payroll continues to increase with the new acquisition completed by the Company. General and administrative expense also increased due to a substantial increase in depreciation and amortization, rent expenses, and legal and professional expenses for the three months ended March 31, 2022 compared to the same period in 2021.

Operating Loss

For the reasons stated above, our operating loss was $6,803,338 and $2,865,693 for the three months ended March 31, 2022 and 2021, respectively, an increase of $3,937,645 (137.4%). Operating loss as a percentage of revenues improved to 66% in the three months ended March 31, 2022 from 113% in the same period in 2021.

Interest Income

Interest income increased to $71,362 for the three months ended March 31, 2022, from $41,686 in the same period of 2021, which reflects our improved cash and cash equivalent levels in the first quarter of 2022 compared to the first quarter of 2021. The Company held significant cash and cash equivalents throughout the first quarter of 2022, allowing a full three months of interest income. Compared to the completed two registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million which balances earned interest income for the latter part of the first quarter of 2021.

Interest Expense

We incurred interest expense of $17,009 and $1,428 during the three months ended March 31, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $1,762,064 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $84,818 and $4,964 during the three months ended March 31, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less. The Company completed two registered direct offerings in the first quarter of 2021, which yielded net proceeds of approximately $66.4 million, a portion of which was invested in short-term securities with original maturities of 90 days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

During 2021, the Company issued a contingent consideration promissory note in connection with the two acquisitions made by our revenue cycle management segment in the amount of $350,000 and $650,000. Management’s estimate of the fair value of the $350,000 contingent promissory note at March 31, 2022 decreased by $51,464 compared to its estimated fair value at December 31, 2021. Management’s estimate of the fair value of the $650,000 contingent promissory note at March 31, 2022 increased by $107,514 compared to its estimated fair value at December 31, 2021. Therefore, the Company recorded a net loss of $56,050 in the Consolidated Statements of Operations for the three months ended March 31, 2022.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2021, to March 31, 2022, totaled $148,171 which was recognized as a gain in the first quarter of 2022. The Company determined the fair value of such warrants as of December 31, 2021, and as of March 31, 2022, to be $14,846,932 and $14,698,761, respectively.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of ($6,698,242) and $21,721,858 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $28,420,100 (130.8%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended March 31, 2022 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2022. We had approximately $81.4 million of net operating loss carryforwards and $1,8 million of research and development tax credit carryforwards as of March 31, 2022 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported net income/(loss) of ($6,698,242) and $21,721,858 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $28,420,100 (130.8%).

Net Loss Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss attributable to noncontrolling interests of consolidated subsidiary of $98,094 and $-0- for the three months ended March 31, 2022 and 2021, respectively.

Net Income/(Loss) Attributable to Common Stockholders

As a result of the above, we reported a net income/(loss) attributable to common stockholders of ($6,600,148) and $21,721,858 for the years three months March 31, 2022 and 2021, respectively, a deterioration of $28,322,006 (130.4%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was ($0.13) and $0.49 for the three months ended March 31, 2022 and 2021, respectively. Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of common stock, pre-funded warrants and warrants during 2021. Furthermore, the Company’s only remaining interest-bearing debt at March 31, 2022 is $150,000 remaining due on the promissory notes under the SBA’s PPP and EIDL programs, along with the four acquired private medical billing companies’ contingent consideration promissory notes, as more fully described in Note 3, “Debt Obligations”. We believe that the net proceeds from the registered direct offerings will be sufficient to fund our operations during the remainder of 2022 and management believes that it now has adequate liquidity for the foreseeable future from the recently completed registered direct offerings in 2021. Such offerings were completed through utilization of the Company’s shelf-registration statement on Form S-3 (File No. 333-239419), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC) on June 25, 2020 and was declared effective on July 2, 2020 (the “Shelf Registration Statement”).

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

Cash, cash equivalents: As of March 31, 2022, we had cash and cash equivalents with an aggregate balance of $20,561,116, a decrease from a balance of $32,007,792 at December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $11,446,676 net decrease in cash during the three months ended March 31, 2022:

●	Operating activities:	$6,055,672 of net cash used in operating activities. Net cash used in operating activities was $6,055,672 and $3,206,844 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,848,828. The deterioration is attributable to the net loss incurred for the first quarter of 2022, the non-cash gain attributable to the change in value of the warrant derivative liability, the usage of cash to increase accounts receivable, prepaid expenses, and other operating assets during the three months ended March 31, 2022 compared to the same period in 2021.

●	Investing activities:	$3,195,346 of net cash used in investing activities. Cash used in investing activities was $3,195,346 and $99,274 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building, and transportation assets; (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets; and (iii) the closing of a business and asset acquisition.

●	Financing activities:	$2,195,658 of net cash used in financing activities. Cash used in financing activities was $2,195,658 and cash provided by financing activities was $66,570,600 for the three months ended March 31, 2022 and 2021, respectively. During the first three months of 2022 the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, as well as principal payments on contingent consideration promissory notes. During 2021, we raised substantial funds through the completion of two registered direct offerings of our common stock.

Commitments:

We had $20,561,116 of cash and cash equivalents and net positive working capital $19,483,613 as of March 31, 2022. Accounts receivable and other receivables balances represented $5,602,094 of our net working capital at March 31, 2022. We believe we will be able to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2022, which would provide positive cash flow to support our operations during 2022. Inventory represents $9,405,920 of our net working capital at March 31, 2022, and finished goods represented $9,462,527 of total inventory at March 31, 2022. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2022 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2022.

Capital Expenditures:

We had the following material commitments for capital expenditures at March 31, 2022:

Stock Repurchase Program - On December 6, 2021, the Board of Directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). Subsequent to March 31, 2022, the Company repurchased 1,280,387 shares of its common stock for $1,415,382, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Lease commitments. The following sets forth the operating lease right of use assets and liabilities as of March 31, 2022:

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2022:

Assets:
Operating lease right of use assets	$1,051,139

Liabilities:
Operating lease obligations-current portion	$402,313
Operating lease obligations-less current portion	717,021
Total operating lease obligations	$1,119,334

The components of lease expense were as follows for the three months ended March 31, 2022:

Selling, general and administrative expenses	$155,072

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (April 1, to December 31, 2022)	$374,088
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,297,051
Imputed interest	(177,717)
Total operating lease liability	$1,119,334

Debt obligations – Outstanding debt obligations comprises the following:

	March 31, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	234,027	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	673,037	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	750,000	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	105,000	—
Debt obligations	1,912,064	1,117,212
Less: current maturities of debt obligations	662,717	389,934
Debt obligations, long-term	$1,249,347	$727,278

Debt obligations mature as follows as of March 31, 2022:

March 31, 2022
2022 (April 1, 2022 to December 31, 2022)	$475,652
2023	748,305
2024	546,856
2025	3,412
2026	3,542
2027 and thereafter	134,297

Total	$1,912,064

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Revenue for our revenue cycle management segment is recorded on a net basis, as its primary source of revenue is its end-to end service fees. These service fees are reported as revenue monthly upon completion of our performance obligation to provide the agreed upon services.

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

Inventories consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$3,839,796	$3,062,046
Work-in-process– video solutions segment	56	—
Finished goods – video solutions segment	7,990,526	8,410,307
Finished goods – ticketing segment	1,472,002	2,102,272
Subtotal	13,302,380	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,334,829)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(561,631)	(561,631)
Total inventories	$9,405,920	$9,659,536

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 29.3% of the gross inventory balance at March 31, 2022, compared to 28.8% of the gross inventory balance at December 31, 2021. We had $3,896,460 and $3,915,089 in reserves for obsolete and excess inventories at March 31, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $3,839,796 and $3,062,046 at March 31, 2022 and December 31, 2021, respectively, an increase of $777,750 (25%). Finished goods balances were $9,462,528 and $10,512,579 at March 31, 2022 and December 31, 2021, respectively, a decrease of $1,050,051 (10%). The decrease in finished goods was primarily attributable to a reduction in ticketing inventory of $630,270 at March 31, 2022 compared to December 31, 2021. The slight decrease in the inventory reserve is primarily due to the reduction in finished goods that had a reserve placed on them prior to sale. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels at March 31, 2022.

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted as of December 31, 2021 that indicated no impairment. Subsequent to completing our 2021 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 10 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $10,582 as of March 31, 2022 compared to $13,742 as of December 31, 2021 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2022:

	Issuance date assumptions	March 31, 2022 assumptions
Volatility - range	106.6 – 166.6%	104.1%
Risk-free rate	0.08 – 0.49%	2.42%
Dividend	0%	0%
Remaining contractual term	0.01 – 5 years	3.8 – 4.5 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 25,000 stock options granted during the three months ended March 31, 2022.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of March 31, 2022, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased by $7,615,000 to a balance of $16,980,000 to fully reserve our deferred tax assets at December 31, 2021. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2022, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2022 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our Video Solutions and Revenue Cycle Management segments business is seasonal in nature, however; the Ticketing Segment is expected to generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 11 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the three months ended March 31, 2022, the Company repurchased 1,876,034 shares of its common stock for $2,063,768, in accordance with the Program. The Program does not obligate the Company to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2022	697,093	1.11	697,093	—
February 2022	692,984	1.12	692,984	—
March 2022	485,957	1.06	485,957	—
Total all plans	1,876,034	$1.10	1,876,034	$5,961,153

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2022

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

