Form 10-Q
period 2022-06-30
DIGITAL ALLY INC
filed 2022-08-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2022
Common Stock, $0.001 par value per share	47,828,405

FORM 10-Q

DIGITAL ALLY, INC.

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$13,454,246	$32,007,792
Accounts receivable – trade, net	2,167,280	2,727,052
Other receivables (including $138,384 due from related parties – June 30, 2022 and $158,384 – December 31, 2021, refer to Note 20)	2,798,029	2,021,813
Inventories, net	9,405,954	9,659,536
Prepaid expenses	7,911,435	9,728,782

Total current assets	35,736,944	56,144,975

Property, plant, and equipment, net	8,457,199	6,841,026
Goodwill and other intangible assets, net	18,675,469	16,902,513
Operating lease right of use assets, net	951,928	993,384
Other assets	6,907,281	2,107,299

Total assets	$70,728,821	$82,989,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,762,924	$4,569,106
Accrued expenses	1,130,737	1,175,998
Current portion of operating lease obligations	353,646	373,371
Contract liabilities – current portion	1,944,382	1,665,519
Debt obligations – current portion	514,664	389,934
Warrant derivative liabilities	9,285,143	14,846,932
Income taxes payable	11,796	1,827

Total current liabilities	20,003,292	23,022,687

Long-term liabilities:
Debt obligations – long term	754,680	727,278
Operating lease obligation – long term	666,477	688,207
Contract liabilities – long term	4,087,426	2,687,786

Total liabilities	25,511,875	27,125,958

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 47,828,405 shares issued – June 30, 2022 and 50,904,391 shares issued – December 31, 2021	47,828	50,904
Additional paid in capital	125,202,080	124,426,379
Noncontrolling interest in consolidated subsidiary	325,993	56,453
Accumulated deficit	(80,358,955)	(68,670,497)

Total stockholders’ equity	45,216,946	55,863,239

Total liabilities and stockholders’ equity	$70,728,821	$82,989,197

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2022 AND 2021

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$2,210,181	$1,719,332	$4,620,241	$3,631,910
Service and other	7,141,276	774,339	15,025,997	1,397,591

Total revenue	9,351,457	2,493,671	19,646,238	5,029,501

Cost of revenue:
Product	2,070,476	1,017,659	4,892,527	2,578,969
Service and other	5,561,903	215,212	11,095,015	377,849

Total cost of revenue	7,632,379	1,232,871	15,987,542	2,956,818

Gross profit	1,719,078	1,260,800	3,658,696	2,072,683

Selling, general and administrative expenses:
Research and development expense	540,222	460,999	1,038,222	909,964
Selling, advertising and promotional expense	2,763,045	870,183	5,542,448	1,466,938
General and administrative expense	5,077,063	2,546,502	10,542,616	5,178,359

Total selling, general and administrative expenses	8,380,330	3,877,684	17,123,286	7,555,261

Operating loss	(6,661,252)	(2,616,884)	(13,464,590)	(5,482,578)

Other income (expense):
Interest income	32,233	90,774	103,595	132,461
Interest expense	(8,501)	(1,365)	(25,511)	(2,793)
Other income (loss)	(381)	—	43,059	—
Gain on extinguishment of debt	—	10,000	—	10,000
Change in fair value of contingent consideration promissory notes	542,096	—	486,046	—
Change in fair value of short-term investments	—	(1,590)	(84,818)	(6,554)
Change in fair value of warrant derivative liabilities	5,413,618	(2,863,422)	5,561,789	21,688,835

Total other income (expense)	5,979,065	(2,765,603)	6,084,160	21,821,949

Income (loss) before income tax benefit	(682,187)	(5,382,487)	(7,380,430)	16,339,371
Income tax benefit	—	—	—	—

Net income (loss)	(682,187)	(5,382,487)	(7,380,430)	16,339,371

Net income attributable to noncontrolling interests of consolidated subsidiary	(383,326)	—	(285,232)	—

Net income (loss) attributable to common stockholders	$(1,065,513)	$(5,382,487)	$(7,665,662)	$16,339,371

Net loss per share information:
Basic	$(0.02)	$(0.10)	$(0.15)	$0.34
Diluted	$(0.02)	$(0.10)	$(0.15)	$0.34

Weighted average shares outstanding:
Basic	48,657,440	51,513,691	49,787,562	48,177,399
Diluted	48,657,440	51,513,691	49,787,562	48,177,399

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	—	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Net income	—	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	51,577	122,157,360	(2,157,226)	—	(68,292,642)	51,759,069

Stock-based compensation	—	—	330,213	—	—	—	330,213
Net loss	—	—	—	—	—	(5,382,487)	(5,382,487)

Balance, June 30, 2021	51,577,209	$51,577	$122,487,573	$(2,157,226)	$—	$(73,675,129)	$46,706,795

Balance, December 31, 2021	50,904,391	$50,904	$124,426,379	$—	$56,453	$(68,670,497)	$55,863,239
Stock-based compensation	—	—	394,749	—	—	—	394,749
Restricted common stock grant	715,000	715	(715)	—	—	—	—
Restricted common stock forfeitures	(15,000)	(15)	15	—	—	—	—
Repurchase and cancellation of common stock	(1,876,034)	(1,876)	—	—	—	(2,061,892)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	49,728,357	49,728	124,820,428	—	(57,333)	(77,332,537)	47,480,286

Stock-based compensation	—	—	381,602	—	—	—	381,602
Restricted common stock forfeitures	(50,000)	(50)	50	—	—	—	—
Repurchase and cancellation of common stock	(1,849,952)	(1,850)	—	—	—	(1,960,905)	(1,962,755)
Net income (loss)	—	—	—	—	383,326	(1,065,513)	(682,187)

Balance, June 30, 2022	47,828,405	$47,828	$125,202,080	$—	$325,993	$(80,358,955)	$45,216,946

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(7,380,430)	$16,339,371
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	1,024,238	145,459
Stock-based compensation	776,350	656,378
Change in fair value of warrant derivative liabilities	(5,561,789)	(21,688,835)
Provision for inventory obsolescence	192,622	361,437
Provision for doubtful accounts receivable	(161,768)	—
Gain on extinguishment of debt	—	(10,000)
Change in fair value of contingent consideration promissory note	(486,046)	—

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	721,540	817,077
Accounts receivable – other	(776,216)	(265,627)
Inventories	60,960	(1,774,922)
Prepaid expenses	1,848,058	(391,084)
Operating lease right of use assets	201,376	30,332
Other assets	(4,799,982)	(616,005)
Increase (decrease) in:
Accounts payable	1,994,602	(307,744)
Accrued expenses	(73,127)	79,290
Income taxes payable	9,969	(7,231)
Operating lease obligations	(201,375)	(41,185)
Contract liabilities	1,678,503	523,516

Net cash used in operating activities	(10,932,515)	(6,149,773)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,923,501)	(5,452,729)
Additions to intangible assets	(54,866)	(41,126)
Cash paid for acquisition, net of cash acquired	—	(1,012,552)
Cash paid for acquisition of Medical Billing Company	(1,153,627)	—
Cash paid for asset acquisition of Medical Billing Company	(230,000)	—

Net cash used in investing activities	(3,361,994)	(6,506,407)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	(4,026,523)	—
Distribution to noncontrolling interest in consolidated subsidiary	(15,692)	—
Net proceeds from sale of common stock in registered direct offerings	—	13,346,600
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	53,224,000
Principal payment on contingent consideration promissory notes	(216,822)	—

Net cash (used in) provided by financing activities	(4,259,037)	66,570,600

Net increase (decrease) in cash and cash equivalents	(18,553,546)	53,914,420
Cash, cash equivalents, beginning of period	32,007,792	4,361,758

Cash, cash equivalents, end of period	$13,454,246	$58,276,178

Supplemental disclosures of cash flow information:
Cash payments for interest	$27,059	$—

Cash payments for income taxes	$9,969	$7,231

Supplemental disclosures of non-cash investing and financing activities:
Issuance of contingent consideration promissory note for business acquired	$855,000	$350,000

Assets acquired in business acquisitions	$190,631	$—

Liabilities assumed in the business acquisition	$387,005	$162,552

Goodwill acquired in business acquisitions	$2,100,000	$—

Restricted common stock grant	$715	$450

Restricted common stock forfeitures	$65	$8

Amounts allocated to initial measurement of warrant derivative liabilities in connection with the warrants and pre-funded warrants	$—	$51,216,058

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

The business of Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”) is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 18.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

COVID-19 pandemic/Supply Chain:

The COVID-19 pandemic continues to represent an evolving and fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most U.S.-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. Since that time, although the original effect of the COVID-19 pandemic has eased, we have continued to operate in an uncertain economic environment that is characterized by, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility.

We continue to experience operational challenges as a result of worldwide events including the Russia-Ukraine conflict, continued uncertainty associated with the pandemic, and volatility in global markets, which are compounded by the complex integrated global supply chain for both vendors and customers. As the COVID-19 pandemic dissipates at varying times and rates in different regions around the world, there could be a prolonged negative impact on these global supply chains. Our ability to continue operations at specific facilities will be impacted by the interdependencies of the various participants of these global supply chains, which are largely beyond our direct control. A prolonged shut down of these global supply chains could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. Lastly, the Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. for travel and transportation purposes in 2022. The company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

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

Video Solutions

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligations are satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Revenue Cycle Management

The Company reports revenue cycle management revenues on a net basis, as its primary source of revenue is its end-to-end service fees which are generally determined as a percentage of the invoice amounts collected. These service fees are reported as revenue monthly upon completion of the Company’s performance obligation to provide the agreed upon service.

Ticketing

The Company reports ticketing revenue on a gross or net basis based on management’s assessment of whether the Company is acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

The Company sells tickets held in inventory, which consists of one performance obligation, being to transfer control of an event ticket to the buyer upon confirmation of the order. The Company acts as the principal in these transactions, as the ticket is owned by the Company at the time of sale, therefore controlling the ticket prior to transferring to the customer. In these transactions, revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed. Payment is typically due upon delivery of the ticket.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended June 30, 2022, the Company recognized revenue of $0.4 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2021	Additions/Reclass	Recognized Revenue	June 30, 2022
Contract liabilities, current	$1,665,519	$611,938	$333,075	$1,944,382
Contract liabilities, non-current	2,687,786	2,174,949	775,309	4,087,426

	$4,353,305	$2,786,887	$1,108,384	$6,031,808

Sales returns and allowances aggregated $117,552 and $45,298 for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to, determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, the recognition of revenue, inventory valuation reserve, fair value of assets and liabilities acquired in a business combination, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	June 30, 2022
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$5,841,857	$—	$—	$5,841,857
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	7,612,389	—	—	7,612,389

	$13,454,246	$—	$—	$13,454,246

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$5,031,246	$—	$—	$5,031,246
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	14,928,526	—	—	14,928,526
Mutual funds	12,079,901	—	(31,881)	12,048,020

	$32,039,673	$—	$(31,881)	$32,007,792

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2022 and December 31, 2021, the uninsured balance amounted to $11,682,011 and $29,836,142, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of June 30, 2022 and concluded that there was no impairment.

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

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities and are also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers; however, that subsidiary had no activity in the three months ended June 30, 2022 and 2021. Therefore, its operations will be eliminated in consolidation, and it is not considered a separate business segment for financial reporting purposes.

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

Repurchase and Cancellation of Shares

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes and cancelled when it is determined appropriate by management. The Company accounts for repurchases of common stock under the cost method. Shares repurchased and cancelled during the period were recorded as a reduction to stockholders’ (deficit) equity. See further discussion of the Company’s share repurchase program in Note 15 –Stockholders’ Equity.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$4,083,713	$3,062,046
Work-in-process– video solutions segment	153	—
Finished goods – video solutions segment	7,866,087	8,410,307
Finished goods – ticketing segment	1,178,468	2,102,272
Subtotal	13,128,421	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,272,832)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(449,635)	(561,631)
Total inventories	$9,405,954	$9,659,536

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $135,573 and $153,976 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	June 30, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	211,867	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	426,326	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	481,151	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	—
Debt obligations	1,269,344	1,117,212
Less: current maturities of debt obligations	514,664	389,934
Debt obligations, long-term	$754,680	$727,278

Debt obligations mature as follows as of June 30, 2022:

June 30, 2022
2022 (July 1, 2022 to December 31, 2022)	$257,317
2023	514,722
2024	355,295
2025	3,412
2026	3,542
2027 and thereafter	135,056

Total	$1,269,344

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) Loan of $1,418,900 (the “PPP Loan”) under the Small Business Administration’s (the “SBA”) PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and total $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP Loan provided that it may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses. On December 10, 2020, the Company was fully forgiven of its $1,418,900 PPP Loan. Additionally, the Company was fully forgiven, during the three months ended June 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

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

Contingent Consideration Promissory Notes

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. The June Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for six months and are due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the June Contingent Note is subject to an earn-out adjustment, being the difference between $975,000 (the “June Projected Revenue”) and the cash basis revenue (the “June Measurement Period Revenue”) collected by the June Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “June Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the June Measurement Period Revenue is less than the June Projected Revenue, such amount will be subtracted from the principal balance of this June Contingent Note on a dollar-for-dollar basis. If the June Measurement Period Revenue is more than the June Projected Revenue, such amount will be added to the principal balance of this June Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this June Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the June Contingent Note as a result of the earn-out adjustments.

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since its inception, on this contingent consideration promissory note totaled $57,724. The estimated fair value of the June Contingent Note at June 30, 2022 is $211,868, representing an increase in its estimated fair value of $3,844 as compared to its estimated fair value as of March 31, 2022. Therefore, the Company recorded a loss of $3,844 in the Consolidated Statements of Operations for the three months ended June 30, 2022. The Company recorded a gain of $47,620 in the Consolidated Statements of Operations for the six months ended June 30, 2022.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $159,098. The estimated fair value of the August Contingent Note at June 30, 2022 is $426,326, representing a decrease in its estimated fair value of $172,091 as compared to is estimated fair value as of March 31, 2022. Therefore, the Company recorded a gain of $172,091 in the Consolidated Statements of Operations for the three months ended June 30, 2022. The Company recorded a gain of $64,576 in the Consolidated Statements of Operations for the six months ended June 30, 2022.

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

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. The estimated fair value of the January Contingent Note at June 30, 2022 is $481,151, representing a decrease in its estimated fair value of $268,849 as compared to is estimated fair value as of March 31, 2022. Therefore, the Company recorded a gain of $268,849 in the Consolidated Statements of Operations for the three and six months ended June 30, 2022. There were no principal payments on this contingent consideration promissory note during the three months ended June 30, 2022.

On February 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “February Contingent Payment Note”) in connection with an asset purchase agreement between Nobility Healthcare and a private company (the “February Sellers”) of $105,000. The February Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for seven months and are due in equal quarterly installments on the tenth business day of each quarter. The principal amount of the February Contingent Payment Note is subject to an earn-out adjustment, being the difference between $440,000 (the “February Projected Revenue”) and the cash basis revenue (the “February Measurement Period Revenue”) collected by the February Sellers in its normal course of business from the clients existing on February 1, 2022, during the period from May 1, 2022 through April 30, 2023 (the “February Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the February Measurement Period Revenue is less than the February Projected Revenue, such amount will be subtracted from the principal balance of this February Contingent Payment Note on a dollar-for-dollar basis. If the February Measurement Period Revenue is more than the February Projected Revenue, such amount will be added to the principal balance of this February Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this February Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the February Contingent Payment Note as a result of the earn-out adjustments.

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. The estimated fair value of the February Contingent Note at June 30, 2022 is $0, representing a reduction in its estimated fair value of $105,000 as compared to is estimated fair value as of March 31, 2022. Therefore, the Company recorded a gain of $105,000 in the Consolidated Statements of Operations for the three and six months ended June 30, 2022. There were no principal payments on this contingent consideration promissory note during the three months ended June 30, 2022.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$9,285,143	$9,285,143
Contingent consideration promissory notes	—	—	1,119,344	1,119,344
	$—	$—	$10,404,487	$10,404,487

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,846,932	$14,846,932
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	967,212	967,212
	$—	$—	$15,814,144	$15,814,144

The following table represents the change in Level 3 tier value measurements for the periods ended June 30, 2022:

	Contingent Consideration Promissory Notes	Warrant Derivative Liabilities

Balance, December 31, 2021	$967,212	$14,846,932

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	750,000	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	105,000	—

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(116,198)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	56,050	—

Change in fair value of warrant derivative liabilities	—	(148,171)

Balance, March 31, 2022	$1,762,064	$14,698,761

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(100,624)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	(542,096)	—

Change in fair value of warrant derivative liabilities	—	(5,413,618)

Balance, June 30, 2022	$1,119,344	$9,285,143

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued warranty expense	$16,389	$13,742
Accrued litigation costs	247,984	250,000
Accrued sales commissions	48,000	30,213
Accrued payroll and related fringes	461,189	453,858
Accrued sales returns and allowances	117,552	45,298
Accrued taxes	104,506	180,486
Other	135,117	202,401
	$1,130,737	$1,175,998

Accrued warranty expense was comprised of the following for the six months ended June 30, 2022:

Beginning balance	$13,742
Provision for warranty expense	41,166
Charges applied to warranty reserve	(38,519)

Ending balance	$16,389

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended June 30, 2022 and 2021 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2022, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $81.4 million (based on its December 31, 2021 tax return) in net operating loss carryforwards to offset future taxable income as of June 30, 2022.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepaid inventory	$6,710,710	$6,546,100
Prepaid advertising	657,831	2,455,527
Other	542,894	727,155
Total prepaid expenses	$7,911,435	$9,728,782

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	Estimated Useful Life	June 30, 2022	December 31, 2021
Building	30 years	$4,909,478	$4,909,478
Land	—	789,734	789,734
Office furniture, fixtures and equipment	3-20 years	2,013,281	493,652
Warehouse and production equipment	3-5 years	78,321	65,948
Demonstration and tradeshow equipment	2-5 years	131,838	82,337
Building improvements	2-15 years	1,253,937	911,940
Rental equipment	1-3 years	8,584	8,584
Total cost		9,185,173	7,261,673
Less: accumulated depreciation and amortization		(727,974)	(420,647)

Net property, plant and equipment		$8,457,199	$6,841,026

Depreciation expense for the six months ended June 30, 2022 and June 30, 2021 was $307,328 and $95,346, respectively, and is included in general and administrative expenses.

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2022, was fifty-four months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2022, was sixteen months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2022, was twenty-five months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2022, was nine months.

On September 1, 2021, the Company completed the TicketSmarter Acquisition, in its ticketing segment. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter Inc.’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2022 was six months.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2022, was thirty-six months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $119,230 and $274,302, during the three and six months ended June 30, 2022, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2022 was 3.5 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2022:

Assets:
Operating lease right of use assets	$951,928

Liabilities:
Operating lease obligations-current portion	$353,646
Operating lease obligations-less current portion	666,477
Total operating lease obligations	$1,020,123

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (July 1, to December 31, 2022)	$250,285
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,173,248
Imputed interest	(153,125)
Total operating lease liability	$1,020,123

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$194,286	$73,866	$120,420	$194,286	$65,578	$128,708
Patents and trademarks (video solutions segment)	493,945	303,485	190,460	493,945	233,471	260,474
Sponsorship agreement network (ticketing segment)	5,600,000	933,333	4,666,667	5,600,000	373,333	5,226,667
SEO content (ticketing segment)	600,000	125,000	475,000	600,000	50,000	550,000
Personal seat licenses (ticketing segment)	201,931	5,583	196,348	201,931	2,244	199,687
Client agreements (revenue cycle management segments)	792,079	—	792,079	—	—	—

	7,882,241	1,441,267	6,440,974	7,090,162	724,626	6,365,536

Indefinite life intangible assets:
Goodwill (ticketing and revenue cycle management segments)	11,574,468	—	11,574,468	9,931,547	—	9,931,547
Trade name (ticketing segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	60,027	—	60,027	5,430	—	5,430

Total	$20,116,736	$1,441,267	$18,675,469	$17,627,139	$724,626	$16,902,513

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended June 30, 2022 and 2021 was $358,944 and $27,483, respectively, and $716,910 and $50,114, for the six months ended June 30, 2022 and 2021, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2022 (July 1, to December 31, 2022)	$813,792
2023	1,448,622
2024	1,398,065
2025	1,311,958
2026 and thereafter	1,468,537
$6,440,974

NOTE 11. OTHER ASSETS

Other assets were the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Lease receivable	$3,337,608	$1,921,021
Sponsorship network	3,337,465	30,752
Other	232,208	155,526
Total other assets	$6,907,281	$2,107,299

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

On May 31, 2022, the Company filed a lawsuit against Culp McAuley, Inc. (“defendant”) in the United States District Court for the District of Kansas. The lawsuit arises from the defendant’s multiple breaches of its obligations to the Company. The Company seeks monetary damages and injunctive relief based on certain conduct by the defendant. On July 18, 2022, the defendant filed its Answer to the Company’s Verified Complaint and included Counterclaims alleging breach of contract and seeking monetary damages. On August 8, 2022, the Company filed its Reply and Affirmative Defenses to the Counterclaims by, among other things, denying the allegations and any and all liability. We have not concluded that a material loss related to the allegations is probable, nor have we accrued a liability related to these claims. Although we believe a loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that the dispute is yet to enter the discovery process. We will continue to vigorously pursue these claims, and we continue to believe that we have valid grounds for recovery of the disputed deliverables. However, there can be no assurances as to the outcome of the dispute.

While the ultimate resolutions are unknown, based on the information currently available, we do not expect that this lawsuit will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition and cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $381,601 and $330,213 for the three months ended June 30, 2022 and 2021, and $776,350 and $656,378 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to the Company’s employees, non-employee directors and others for up to a total of 6,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 21,553 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2022 total 5,689. The 2006 Plan terminated during 2016 with 54,787 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2022 total 10,625. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2022. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2022.

The Company believes that such awards better align the interests of our employees with those of its stockholders.

Stock option grants. The Board of Directors has granted stock options under the Plans. These option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 190,845 shares remained available for awards under the various Plans as of June 30, 2022.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the six months ended June 30, 2022 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,086,063	$2.37
Granted	25,000	0.98
Exercised	—	—
Forfeited	(23,750)	(4.33)
Outstanding at June 30, 2022	1,087,313	$2.30
Exercisable at June 30, 2022	999,813	$2.36

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the six months ended June 30, 2022 was $22,768. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2022:

Volatility – range	111.67%
Risk-free rate	1.8%
Contractual term	10.0 years
Exercise price	$0.98

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2022 and 2021.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at June 30, 2022 and December 31, 2021, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2022:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	740,000	8.1 years	652,500	8.0 years
$2.50 to $3.49	310,313	5.8 years	310,313	5.8 years
$3.50 to $4.49	37,000	3.3 years	37,000	3.3 years

	1,087,313	7.3 years	999,813	7.1 years

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

A summary of all restricted stock activity under the Plans for the six months ended June 30, 2022 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2021	1,057,375	$1.87
Granted	715,000	1.07
Vested	(463,375)	(1.89)
Forfeited	(65,000)	(1.06)
Nonvested balance, June 30, 2022	1,244,000	$1.45

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2022, there were $880,299 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-five months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022 (July 1, 2022 through December 31, 2022)	119,500
2023	663,000
2024	279,000
2025	80,000
2026	72,500
2027	30,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 25,674,931 shares of common stock at $2.60 to $3.75 per share as of June 30, 2022. The warrants expire from August 21, 2022 through September 18, 2026 and under certain circumstances allow for cashless exercise.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2022:

	Issuance date assumptions	June 30, 2022 assumptions
Volatility - range	106.6 – 166.6%	104.7%
Risk-free rate	0.08 - 0.49%	3.01%
Dividend	0%	0%
Remaining contractual term	0.01 - 5 years	3.5 – 4.2 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2022:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2022	26,008,598	$3.24
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(333,667)	3.51
Vested Balance, June 30, 2022	25,674,931	$3.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of June 30, 2022, and the weighted average remaining term is 45 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of June 30, 2022:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	1.1 years
$3.00	316,800	0.8 years
$3.25	24,300,000	3.9 years
$3.36	566,666	0.7 years
$3.75	25,753	0.1 years

	25,674,931	3.8 years

NOTE 15. STOCKHOLDERS’ EQUITY

Cancellation of Restricted Stock

During the six months ended June 30, 2022, the Company cancelled 65,000 restricted shares of common stock due to forfeiture reasons.

Stock Repurchase Program

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the three months ended June 30, 2022, the Company repurchased 1,849,952 shares of its common stock for $1,962,755, in accordance with the Program. Furthermore, during the six months ended June 30, 2022, the Company repurchased 3,725,986 shares of its common stock for $4,026,523, in accordance with the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2021	1,734,838	$1.14	1,734,838	—
January 2022	697,093	1.11	697,093	—
February 2022	692,984	1.12	692,984	—
March 2022	485,957	1.06	485,957	—
April 2022	595,476	1.14	595,476	—
May 2022	716,911	1.08	716,911	—
June 2022	537,565	0.96	537,565	—
Total all plans	5,460,824	$1.10	5,460,824	$3,998,398

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 5,460,824 shares at a cost of $6,001,602 through June 30, 2022.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $383,326 and $-0- for the three months ended June 30, 2022 and 2021, and $285,232 and $-0- for the six months ended June 30, 2022 and 2021, respectively.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted income per share – Net income (loss) attributable to common stockholders	$(1,065,513)	$(5,382,487)	$(7,665,662)	$16,339,371

Denominator for basic loss per share – weighted average shares outstanding	48,657,440	51,513,691	49,787,562	48,177,399
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	48,657,440	51,513,691	49,787,562	48,177,399

Net loss per share:
Basic	$(0.02)	$(0.10)	$(0.15)	$0.34
Diluted	$(0.02)	$(0.10)	$(0.15)	$0.34

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 17. DIGITAL ALLY HEALTHCARE VENTURE

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

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 8 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Healthcare Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Healthcare Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. Our assumptions and estimates are based upon information obtained from the management of the Company’s revenue cycle management segment. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Healthcare Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Healthcare Acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company will continue to evaluate the fair value of the identified intangible assets. The preliminary and final estimated fair value of assets acquired, and liabilities assumed in the Healthcare Acquisition were as follows:

	Purchase price allocation
Description	Preliminary as allocated June 30, 2021	Final as allocated June 30, 2022
Assets acquired:
Tangible assets acquired, consisting of acquired cash, accounts receivable and right of use asset	$174,351	$174,351
Intangible assets acquired – client agreements	—	457,079
Goodwill	1,125,000	667,921
Liabilities assumed consisting of a promissory note issued by the selling shareholders which was paid off at closing, net of lease liability assumed	77,158	77,158
Net assets acquired and liabilities assumed	$1,376,509	$1,376,509
Consideration:
Cash paid at Healthcare Acquisition date	$1,026,509	$1,026,509
Contingent consideration earn-out agreement	350,000	350,000

Total Healthcare Acquisition purchase price	$1,376,509	$1,376,509

Definite-lived intangible assets consist of client agreements and are amortized on a straight-line basis over their ten-year estimated useful life. See Note 10. Goodwill and Other Intangible Assets.

For the period from the date of the Healthcare Acquisition to June 30, 2022, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through June 30, 2022, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values of client agreements and goodwill.

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

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on August 31, 2021. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

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

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The Company expects to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on January 1, 2022. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

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

In accordance with ASC 805, “Business Combinations”, the acquisition method of accounting is used, and recognition of the assets acquired is at fair value as of the acquisition dates. All acquisition costs were expensed as incurred. The consideration paid has been allocated to the assets acquired based on their estimated fair values at the acquisition date. The estimate of fair values for the intangible assets acquired were agreed to by both buyer and seller. The estimated fair value of intangible assets acquired in the Medical Billing Asset Acquisition were as follows:

Description	Amount
Assets acquired:
Intangible assets acquired – client agreements	$335,000
Total assets acquired and liabilities assumed	$335,000
Consideration:
Cash paid at acquisition date	$230,000
Contingent consideration promissory note	105,000

Total acquisition purchase price	$335,000

Definite-lived intangible assets consist of client agreements and are amortized on a straight-line basis over their ten-year estimated useful life. See Note 10. Goodwill and Other Intangible Assets.

The change in fair value of the contingent consideration is more fully described in Note 3, “Debt Obligations” and will be estimated on a quarterly basis.

NOTE 18. TICKETSMARTER ACQUISITION

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through June 30, 2022	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	933,333	5 years
Search engine optimization/content	600,000	125,000	4 years

	$6,800,000	$1,058,333

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the three and six months ended June 30, 2022.

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

NOTE 19. SEGMENT DATA

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Ticketing, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, and are also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers. Therefore, its operations are eliminated in consolidation and it is not considered a separate business segment for financial reporting purposes.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2022, and June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Revenues:
Video Solutions	$2,049,756	$2,493,671	$4,059,805	$5,029,501
Revenue Cycle Management	2,120,738	—	4,024,695	—
Ticketing	5,180,963	—	11,561,738	—
Total Net Revenues	$9,351,457	$2,493,671	$19,646,238	$5,029,501

Gross Profit:
Video Solutions	$759,010	$1,260,800	$1,027,440	$2,072,683
Revenue Cycle Management	957,263	—	1,654,432	—
Ticketing	2,805	—	976,824	—
Total Gross Profit	$1,719,078	$1,260,800	$3,658,696	$2,072,683

Operating Income (loss):
Video Solutions	$(1,130,749)	$(296,601)	$(2,846,004)	$(979,520)
Revenue Cycle Management	247,301	—	118,783	—
Ticketing	(2,320,694)	—	(3,766,541)	—
Corporate	(3,457,110)	(2,320,283)	(6,970,828)	(4,503,058)
Total Operating Income (Loss)	$(6,661,252)	$(2,616,884)	$(13,464,590)	$(5,482,578)

Depreciation and Amortization:
Video Solutions	$209,442	$87,830	$385,516	$145,459
Revenue Cycle Management	319,175	—	638,358	—
Ticketing	218	—	364	—
Total Depreciation and Amortization	$528,835	$87,830	$1,024,238	$145,459

	June 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$35,219,240	$25,983,348
Revenue Cycle Management	1,678,775	934,095
Ticketing	10,097,319	12,260,780
Corporate	23,733,487	43,810,974
Total Identifiable Assets	$70,728,821	$82,989,197

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $3,272,831 and a reserve for the ticketing segment of $449,635.

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

NOTE 20. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

On January 27, 2022, the Board of Directors appointed Christian J. Hoffmann, III as a member of the Board, effective immediately. Mr. Hoffmann is a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $138,384 as of June 30, 2022 and the Company anticipates full repayment of this advance during the year ended December 31, 2022. During the six months ended June 30, 2022, the Company paid distributions to the noncontrolling in consolidated subsidiary totaling $15,692.

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

NOTE 21. SUBSEQUENT EVENTS

Notice of Delisting

On July 7, 2022, Digital Ally, Inc., a Nevada Corporation (the “Company”), received a written notification (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), was below $1.00 per share for the previous thirty (30) consecutive business days. The Notice has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “DGLY.”

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days from the date of the Notice, or until January 3, 2023 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

In the event the Company does not regain compliance with the Minimum Bid Price Requirement by January 3, 2023, the Company may be eligible for an additional 180-calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of its intent to regain compliance with such requirement during such second compliance period.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market.

Resignation of a Member of Board of Directors

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

*************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q (the “Report”) of Digital Ally, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including during fiscal 2020 and 2019; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (7) our ability to produce our products in a cost-effective manner; (8) competition from larger, more established companies with far greater economic and human resources; (9) our ability to attract and retain quality employees; (10) risks related to dealing with governmental entities as customers; (11) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (12) characterization of our market by new products and rapid technological change; (13) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVU products; (14) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (15) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (16) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (17) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (18) our ability to generate more recurring cloud and service revenues; (19) risks related to our license arrangements; (20) the fluctuation of our operation results from quarter to quarter; (21) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (22) the issuance or sale of substantial amounts of our common stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (23) potential dilution from the issuance of common stock underlying outstanding options and warrants; (24) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (25) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; (26) our ability to integrate and realize the anticipated benefits from acquisitions; (27) our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

Revenue Cycle Management Operating Segment - We have recently entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, along with two more acquisitions completed during the three months ended March 31, 2022, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we aim to maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2022, and June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Revenues:
Video Solutions	$2,049,756	$2,493,671	$4,059,805	$5,029,501
Revenue Cycle Management	2,120,738	—	4,024,695	—
Ticketing	5,180,963	—	11,561,738	—
Total Net Revenues	$9,351,457	$2,493,671	$19,646,238	$5,029,501

Gross Profit:
Video Solutions	$759,010	$1,260,800	$1,027,440	$2,072,683
Revenue Cycle Management	957,263	—	1,654,432	—
Ticketing	2,805	—	976,824	—
Total Gross Profit	$1,719,078	$1,260,800	$3,658,696	$2,072,683

Operating Income (loss):
Video Solutions	$(1,130,749)	$(296,601)	$(2,846,004)	$(979,520)
Revenue Cycle Management	247,301	—	118,783	—
Ticketing	(2,320,694)	—	(3,766,541)	—
Corporate	(3,457,110)	(2,320,283)	(6,970,828)	(4,503,058)
Total Operating Income (Loss)	$(6,661,252)	$(2,616,884)	$(13,464,590)	$(5,482,578)

Depreciation and Amortization:
Video Solutions	$209,442	$87,830	$385,516	$145,459
Revenue Cycle Management	319,175	—	638,358	—
Ticketing	218	—	364	—
Total Depreciation and Amortization	$528,835	$87,830	$1,024,238	$145,459

	June 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$35,219,240	$25,983,348
Revenue Cycle Management	1,678,775	934,095
Ticketing	10,097,319	12,260,780
Corporate	23,733,487	43,810,974
Total Identifiable Assets	$70,728,821	$82,989,197

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

Consolidated Results of Operations

We experienced operating losses for the first half of 2022 and all quarters during 2021. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total revenue	$9,351,457	$10,294,781	$11,744,112	$4,639,822	$2,493,671
Gross profit	1,719,078	1,939,619	2,190,523	1,400,570	1,260,800
Gross profit margin %	18.4%	18.8%	18.7%	30.2%	50.6%
Total selling, general and administrative expenses	8,380,330	8,742,957	7,869,883	4,999,543	3,877,684
Operating income (loss)	(6,661,252)	(6,803,338)	(5,679,360)	(3,598,973)	(2,616,884)
Operating income (loss) %	(71.2)%	(66.1)%	(48.4)%	(77.6)%	(104.9)%
Net income (loss) attributable to common stockholders	$(1,065,513)	$(6,698,242)	$1,122,791	$8,068,799	$(5,382,487)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $1,065,513 on revenues of $9,351,457 for the second quarter 2022.

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

For the Three Months Ended June 30, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2022 and 2021, represented as a percentage of total revenues for each such quarter:

	Three Months Ended June 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	82%	49%

Gross profit	18%	51%
Selling, general and administrative expenses:
Research and development expense	6%	18%
Selling, advertising and promotional expense	30%	35%
General and administrative expense	54%	102%

Total selling, general and administrative expenses	90%	156%

Operating loss	(71)%	(105)%

Change in fair value of short-term investments	—%	—%
Change in fair value of contingent consideration promissory notes	6%	—%
Change in fair value of derivative liabilities	58%	(115)%
Other income and interest income (expense), net	—%	4%

Income (loss) before income tax benefit	(7)%	(216)%
Income tax (provision)	—%	—%

Net income/(loss)	(7)%	(216)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(4)%	—%

Net income (loss) attributable to common stockholders	(11)%	(216)%

Net income/(loss) per share information:
Basic	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.10)

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenues:

Product revenues primarily include video operating segment hardware sales of in-car and body-worn cameras, along with sales of our ThermoVuTM units, disinfectants, and personal protective equipment. Additionally, product revenues also include the sale of tickets by our ticketing operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our ticketing segment until their sale.

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

The Omicron variant of COVID-19 and nationwide inflationary concerns had an impact on all of our operating segment revenue streams for the three months ended June 30, 2022. In particular, it had a negative impact generally on our video solutions operating segment legacy products and, specifically, our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. Ticketing operating segment revenues also continue to be negatively impacted due to the continued public caution surrounding the COVID-19 pandemic and the impacts of inflation on consumer’s discretionary spending.

Product revenues by operating segment is as follows:

	Three Months Ended June 30,
	2022	2021
Product Revenues:
Video Solutions	$1,404,242	$1,719,332
Revenue Cycle Management	—	—
Ticketing	805,939	—
Total Product Revenues	$2,210,181	$1,719,332

Product revenues for the three months ended June 30, 2022 and 2021 were $2,210,181 and $1,719,332 respectively, an increase of $490,849 (29%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new ticketing operating segment generated $805,939 in product revenues for the three months ended June 30, 2022, compared to $-0- for the three months ended June 30, 2021. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,404,242 during the three months ended June 30, 2022 compared to $1,719,332 for the three months ended June 30, 2021 due to slowing sales of our ThermoVuTM product lines related to our COVID-19 response. The Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental offices, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes. The Company is beginning to experience decreased demand for these product lines as the COVID-19 pandemic begins to subside.

●

In general, our video solutions operating segment has experienced decreased demand on its product revenues due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our new body-worn cameras, the FirstVu Pro and FirstVu II, in the fourth quarter of 2021, and we have begun to see increased traction with these products in the first and second quarters of 2022. The Company hopes the interest throughout the marketplace continues to grow for these new products as the market is able to review and test these new products.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three Months Ended June 30,
	2022	2021
Service and Other Revenues:
Video Solutions	$645,514	$774,339
Revenue Cycle Management	2,120,738	—
Ticketing	4,375,024	—
Total Service and Other Revenues	$7,141,276	$774,339

Service and other revenues for the three months ended June 30, 2022 and 2021 were $7,141,276 and $774,339, respectively, an increase of $6,366,937 (822%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $365,599 and $247,085 for the three months ended June 30, 2022 and 2021, respectively, an increase of $118,514 (48%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended June 30, 2022. We expect this trend to continue throughout 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $163,639 and $232,614 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $68,975 (30%). However, the continued effects from the COVID-19 pandemic have adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales in the three months ended June 30, 2022 compared to the same period in 2021.

●	Our new ticketing operating segment generated service revenues totaling $4,375,024 and $-0- for the three months ended June 30, 2022 and 2021, respectively, an increase of $4,375,024 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our ticketing operating segment to continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $2,120,739 and $-0- for the three months ended June 30, 2022 and 2021, respectively, an increase of $2,120,739 (100%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended June 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended June 30, 2022 and 2021 were $9,351,458 and $2,493,671, respectively, an increase of $6,857,786 (275%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended June 30, 2022, and 2021 was $2,070,476 and $1,017,659, respectively, an increase of $1,052,817 (103%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended June 30, 2022, and 2021 were 93.7% and 59.2%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended June 30,
	2022	2021
Cost of Product Revenues:
Video Solutions	$1,029,403	$1,017,659
Revenue Cycle Management	—	—
Ticketing	1,041,073	—
Total Cost of Product Revenues	$2,070,476	$1,017,659

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the second quarter of 2022, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 73.3% for the three months ended June 30, 2022 as compared to 59.2% for the three months ended June 30, 2021.

The increase in ticketing operating segment cost of product sold is due to the acquisition of TicketSmarter in the third quarter of 2021, resulting in an increase to cost of product revenue of $1,041,073 for the three months ended June 30, 2022, compared to $-0- for the three months ended June 30, 2021. Cost of product sold as a percentage of product revenues for the ticketing solutions was 129.2% for the three months ended June 30, 2022. The Ticketing Segment recorded an allowance for unsold and under-market tickets during the first quarter of 2022 due to event cancellations and restrictions imposed on the size and type of gatherings related to the Omicron variant.

We recorded $3,722,467 and $3,915,089 in reserves for obsolete and excess inventories at June 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,083,713 and $3,062,046 at June 30, 2022 and December 31, 2021, respectively, an increase of $1,021,667 (33%). Finished goods balances were $9,044,555 and $10,512,577 at June 30, 2022 and December 31, 2021, respectively, a decrease of $1,468,022 (14%) which was attributable to a decrease in finished goods from our newly acquired ticketing segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. We believe the reserves are appropriate given our inventory levels as of June 30, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended June 30, 2022, and 2021 was $5,561,903 and $215,212, respectively, an increase of $5,346,691 (2,484%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended June 30, 2022, and 2021 were 77.9% and 27.8%, respectively. Cost of service revenues by operating segment is as follows:

	Three Months Ended June 30,
	2022	2021
Cost of Service Revenues:
Video Solutions	$261,363	$215,212
Revenue Cycle Management	1,163,476	—
Ticketing	4,137,084	—
Total Cost of Service Revenues	$5,561,903	$215,212

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 40.5% for the three months ended June 30, 2022 as compared to 27.8% for the three months ended June 30, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four acquisitions of medical billing companies completed since June 2021. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 54.9% for the three months ended June 30, 2022.

The increase in ticketing operating segment cost of service revenues is due to the 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $4,137,084 for the three months ended June 30, 2022, compared to $-0- for the three months ended June 30, 2021. Cost of service revenues as a percentage of service revenues for the ticketing segment was 94.6% for the three months ended June 30, 2022.

Gross Profit

Overall gross profit for the three months ended June 30, 2022 and 2021 was $1,719,078 and $1,260,800, respectively, an increase of $458,278 (36.3%). Gross profit by operating segment was as follows:

	Three Months Ended June 30,
	2022	2021

Gross Profit:
Video Solutions	$759,010	$1,260,800
Revenue Cycle Management	957,263	—
Ticketing	2,805	—
Total Gross Profit	$1,719,078	$1,260,800

The overall increase is attributable to the large overall increase in revenues for the three months ended June 30, 2022 and an increase in the overall cost of sales as a percentage of overall revenues to 81.6% for the three months ended June 30, 2022 from 49.4% for the three months ended June 30, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic and current inflationary concerns. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,380,330 and $3,877,684 for the three months ended June 30, 2022 and 2021, respectively, an increase of $4,502,646 (116.1%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 90% for the three months ended June 30, 2022 compared to 156% in the same period in 2021. The significant components of selling, general and administrative expenses are as follows:

	Three months ended June 30,
	2022	2021
Research and development expense	$540,222	$460,999
Selling, advertising and promotional expense	2,763,045	870,183
General and administrative expense	5,077,063	2,546,502

Total	$8,380,330	$3,877,684

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $540,222 and $460,999 for the three months ended June 30, 2022 and 2021, respectively, an increase of $79,223 (17.2%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,763,045 and $870,183 for the three months ended June 30, 2022 and 2021, respectively, an increase of $1,892,862 (217.5%). Promotional and advertising expenses represent the primary component of these costs and totaled $2,361,235 during the three months ended June 30, 2022, compared to $373,968 during the three months ended June 30, 2021, an increase of $1,987,267 (531.4%). The increase is primarily attributable to the 2022 sponsorship of NASCAR and IndyCar. Additionally, TicketSmarter remains active in sponsorship and advertising. TicketSmarter accounted for $1,394,622 of the total promotional and advertising expense for the three months ended June 30, 2022.

General and administrative expense. General and administrative expenses totaled $5,077,063 and $2,546,502 for the three months ended June 30, 2022 and 2021, respectively, an increase of $2,530,561 (99.4%). The increase in general and administrative expenses in the three months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to an increase in administrative salaries, as payroll continues to increase with the new acquisition completed by the Company’s healthcare venture during the first half of 2022. General and administrative expense also increased due to a substantial increase in depreciation and amortization, rent expenses, and legal and professional expenses for the three months ended June 30, 2022 compared to the same period in 2021, as a result of the numerous acquisitions completed by the Company that were not relevant to the same period in 2021.

Operating Loss

For the reasons stated above, our operating loss was $6,661,252 and $2,616,884 for the three months ended June 30, 2022 and 2021, respectively, an increase of $4,044,368 (154.5%). Operating loss as a percentage of revenues improved to 71% in the three months ended June 30, 2022 from 105% in the same period in 2021.

Interest Income

Interest income increased to $32,233 for the three months ended June 30, 2022, from $90,774 in the same period of 2021, which reflects our change cash and cash equivalent levels in the second quarter of 2022 compared to the second quarter of 2021. The Company held significant cash and cash equivalents throughout the second quarter of 2021, allowing a full three months of interest income due to the two completed registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million.

Interest Expense

We incurred interest expense of $8,501 and $1,365 during the three months ended June 30, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $1,119,344 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $1,590 during the three months ended June 30, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

During the three months ended June 30, 2022, The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $542,096 and $-0- during the three months ended June 30, 2022 and 2021, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from March 31, 2022, to June 30, 2022, totaled $5,413,618 which was recognized as a gain in the second quarter of 2022. The Company determined the fair value of such warrants as of March 31, 2022, and as of June 30, 2022, to be $14,698,761 and $9,285,143, respectively.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $682,187 and $5,382,487 for the three months ended June 30, 2022 and 2021, respectively, an increase of $4,700,300 (87.3%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended June 30, 2022 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2022. We had approximately $81.4 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2022 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $682,187 and $5,382,487 for the three months ended June 30, 2022 and 2021, respectively, an increase of $4,700,300 (87.3%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $383,326 and $-0- for the three months ended June 30, 2022 and 2021, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $1,065,513 and $5,382,487 for the years three months June 30, 2022 and 2021, respectively, an increase of $4,316,974 (80.2%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.02 and $0.10 for the three months ended June 30, 2022 and 2021, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Six Months Ended June 30, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2022 and 2021, represented as a percentage of total revenues for each such quarter:

	Six Months Ended June 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	81%	59%

Gross profit	19%	41%
Selling, general and administrative expenses:
Research and development expense	5%	18%
Selling, advertising and promotional expense	28%	29%
General and administrative expense	54%	103%

Total selling, general and administrative expenses	87%	150%

Operating loss	(69)%	(109)%

Change in fair value of contingent consideration promissory notes	2%	—%
Change in fair value of derivative liabilities	28%	431%
Other income and interest income (expense), net	1%	3%
Income (loss) before income tax benefit	(38)%	325%
Income tax (provision)	—%	—%

Net income/(loss)	(38)%	325%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	—%

Net income (loss) attributable to common stockholders	(39)%	325%

Net income/(loss) per share information:
Basic	$(0.15)	$0.34
Diluted	$(0.15)	$0.34

Product revenues by operating segment is as follows:

	Six Months Ended June 30,
	2022	2021
Product Revenues:
Video Solutions	$2,740,472	$3,631,910
Revenue Cycle Management	—	—
Ticketing	1,879,769	—
Total Product Revenues	$4,620,241	$3,631,910

Product revenues for the six months ended June 30, 2022 and 2021 were $4,620,241 and $3,631,910 respectively, an increase of $988,331 (27%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new ticketing operating segment generated $1,879,769 in product revenues for the six months ended June 30, 2022, compared to $-0- for the six months ended June 30, 2021. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $2,740,472 during the six months ended June 30, 2022 compared to $3,631,910 for the six months ended June 30, 2021 due to slowing sales of our ThermoVuTM product lines related to our COVID-19 response. The Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental office, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes. The Company is beginning to experience decreased demand on these product lines as the COVID-19 pandemic begins to subside.

●	In general, our video solutions operating segment has experienced decreased demand on its product revenues due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our new body-worn cameras, the FirstVu Pro and FirstVu II, in the fourth quarter of 2021, and we have begun to see increased traction with these products in the first six months of 2022. The Company hopes the interest throughout the marketplace continues to grow for these new products as the market is able to review and test these new products.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Six Months Ended June 30,
	2022	2021
Service and Other Revenues:
Video Solutions	$1,319,333	$1,397,591
Revenue Cycle Management	4,024,695	—
Ticketing	9,681,969	—
Total Service and Other Revenues	$15,025,997	$1,397,591

Service and other revenues for the six months ended June 30, 2022 and 2021 were $15,025,997 and $1,397,591, respectively, an increase of $13,628,406 (975%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $627,874 and $488,738 for the six months ended June 30, 2022 and 2021, respectively, an increase of $139,136 (28.5%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the six months ended June 30, 2022. We expect this trend to continue throughout 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $363,130 and $487,307 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $124,177 (25.5%). However, the continued effects from the COVID-19 pandemic have adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales in the six months ended June 30, 2022 compared to the same period in 2021.

●	Our new ticketing operating segment generated service revenues totaling $9,681,969 and $-0- for the six months ended June 30, 2022 and 2021, respectively, an increase of $9,681,969 (100%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our ticketing operating segment to continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $4,024,695 and $-0- for the six months ended June 30, 2022 and 2021, respectively, an increase of $4,024,695 (100%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the six months ended June 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the six months ended June 30, 2022 and 2021 were $19,646,238 and $5,029,501, respectively, an increase of $14,616,737 (291%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the six months ended June 30, 2022, and 2021 was $4,892,527 and $2,578,969, respectively, an increase of $2,313,558 (89.7%). Overall cost of goods sold for products as a percentage of product revenues for the six months ended June 30, 2022, and 2021 were 105.8% and 71.0%, respectively. Cost of products sold by operating segment is as follows:

	Six Months Ended June 30,
	2022	2021
Cost of Product Revenues:
Video Solutions	$2,507,118	$2,578,969
Revenue Cycle Management	—	—
Ticketing	2,385,409	—
Total Cost of Product Revenues	$4,892,527	$2,578,969

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first six months of 2022, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 91.5% for the six months ended June 30, 2022 as compared to 71.0% for the six months ended June 30, 2021.

The increase in ticketing operating segment cost of product sold is due to the acquisition of TicketSmarter in the third quarter of 2021, resulting in an increase to cost of product revenue of $2,385,409 for the six months ended June 30, 2022, compared to $-0- for the six months ended June 30, 2021. Cost of product sold as a percentage of product revenues for the ticketing solutions was 126.9% for the six months ended June 30, 2022. The Ticketing Segment recorded an allowance for unsold and under-market tickets during the first quarter 2022 due to event cancellations and restrictions imposed on the size and type of gatherings related to the Omicron variant.

We recorded $3,722,467 and $3,915,089 in reserves for obsolete and excess inventories at June 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,083,713 and $3,062,046 at June 30, 2022 and December 31, 2021, respectively, an increase of $1,021,667 (33%). Finished goods balances were $9,044,555 and $10,512,577 at June 30, 2022 and December 31, 2021, respectively, a decrease of $1,468,022 (14%) which was attributable to a decrease in finished goods from our newly acquired ticketing segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. We believe the reserves are appropriate given our inventory levels as of June 30, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the six months ended June 30, 2022, and 2021 was $11,095,015 and $377,849, respectively, an increase of $10,717,166 (2,836%). Overall cost of goods sold for services as a percentage of service revenues for the six months ended June 30, 2022, and 2021 were 73.8% and 27.0%, respectively. Cost of service revenues by operating segment is as follows:

	Six Months Ended June 30,
	2022	2021
Cost of Service Revenues:
Video Solutions	$525,247	$377,849
Revenue Cycle Management	2,370,263	—
Ticketing	8,199,505	—
Total Cost of Service Revenues	$11,095,015	$377,849

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 39.8% for the six months ended June 30, 2022 as compared to 27.0% for the six months ended June 30, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four acquisitions of medical billing companies completed since June 2021. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 58.9% for the six months ended June 30, 2022.

The increase in ticketing operating segment cost of service revenues is the due to the 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $8,199,505 for the six months ended June 30, 2022, compared to $-0- for the six months ended June 30, 2021. Cost of service revenues as a percentage of service revenues for the ticketing segment was 84.7% for the six months ended June 30, 2022.

Gross Profit

Overall gross profit for the six months ended June 30, 2022 and 2021 was $3,658,696 and $2,072,683, respectively, an increase of $1,586,013 (76.5%). Gross profit by operating segment was as follows:

	Six Months Ended June 30,
	2022	2021

Gross Profit:
Video Solutions	$1,027,440	$2,072,683
Revenue Cycle Management	1,654,432	—
Ticketing	976,824	—
Total Gross Profit	$3,658,696	$2,072,683

The overall increase is attributable to the large overall increase in revenues for the six months ended June 30, 2022 and an increase in the overall cost of sales as a percentage of overall revenues to 81.4% for the six months ended June 30, 2022 from 58.8% for the six months ended June 30, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic and current inflationary concerns. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17,123,286 and $7,555,261 for the six months ended June 30, 2022 and 2021, respectively, an increase of $9,568,025 (126.6%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 87% for the six months ended June 30, 2022 compared to 150% in the same period in 2021. The significant components of selling, general and administrative expenses are as follows:

	Six months ended June 30,
	2022	2021
Research and development expense	$1,038,222	$909,964
Selling, advertising and promotional expense	5,542,448	1,466,938
General and administrative expense	10,542,616	5,178,359

Total	$17,123,286	$7,555,261

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,038,222 and $909,964 for the six months ended June 30, 2022 and 2021, respectively, an increase of $128,258 (14.1%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $5,542,448 and $1,466,938 for the six months ended June 30, 2022 and 2021, respectively, an increase of $4,075,510 (277.8%). Promotional and advertising expenses represent the primary component of these costs and totaled $4,750,298 during the six months ended June 30, 2022, compared to $571,171 during the six months ended June 30, 2021, an increase of $4,179,127 (731.7%). The increase is primarily attributable to the 2022 sponsorship of NASCAR and IndyCar. Additionally, TicketSmarter remains in sponsorship and advertising. TicketSmarter accounted for $2,852,888 of the total promotional and advertising expense for the six months ended June 30, 2022.

General and administrative expense. General and administrative expenses totaled $10,542,616 and $5,178,359 for the six months ended June 30, 2022 and 2021, respectively, an increase of $5,364,258 (103.6%). The increase in general and administrative expenses in the six months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to an increase in administrative salaries, as payroll continues to increase with the new acquisition completed by the Company’s healthcare venture during the first half of 2022. General and administrative expense also increased due to a substantial increase in depreciation and amortization, rent expenses, and legal and professional expenses for the six months ended June 30, 2022 compared to the same period in 2021, as a result of the numerous acquisitions completed by the Company that were not relevant to the same period in 2021.

Operating Loss

For the reasons stated above, our operating loss was $13,464,590 and $5,482,578 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $7,982,012 (145.6%). Operating loss as a percentage of revenues improved to 69% in the six months ended June 30, 2022 from 109% in the same period in 2021.

Interest Income

Interest income decreased to $103,595 for the six months ended June 30, 2022, from $132,461 in the same period of 2021, which reflects our change in cash and cash equivalent levels in the second quarter of 2022 compared to the second quarter of 2021. The Company held significant cash and cash equivalents throughout the second quarter of 2021, allowing a full six months of interest income due to the two completed registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million.

Interest Expense

We incurred interest expense of $25,511 and $2,793 during the six months ended June 30, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $1,119,344 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $84,818 and $6,554 during the six months ended June 30, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

During the six months ended June 30, 2022, The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $486,046 and $-0- during the six months ended June 30, 2022 and 2021, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2021, to June 30, 2022, totaled $5,561,789 which was recognized as a gain in the second quarter of 2022. The Company determined the fair value of such warrants as of December 31, 2021, and as of June 30, 2022, to be $14,846,932 and $9,285,143, respectively.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of ($7,380,430) and $16,339,371 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $23,719,802 (145.2%).

Income Tax Benefit

We did not record an income tax expense related to our income for the six months ended June 30, 2022 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2022. We had approximately $81.4 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2022 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported a net income/(loss) of $(7,380,430) and $16,339,371 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $23,719,802 (145.2%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $285,232 and $-0- for the six months ended June 30, 2022 and 2021, respectively.

Net Income/(Loss) Attributable to Common Stockholders

As a result of the above, we reported a net income/(loss) attributable to common stockholders of ($7,665,662) and $16,339,371 for the years six months June 30, 2022 and 2021, respectively, a decrease of $24,005,033 (146.9%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share was ($0.15) and $0.34 for the six months ended June 30, 2022 and 2021, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has historically raised capital in the form of equity and debt instruments from private and public sources to supplement its needs for funds to support its business operational and strategic plans. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company had raised net proceeds of approximately $66.4 million in registered direct offerings of common stock, pre-funded warrants and warrants during 2021. Furthermore, the Company’s only remaining interest-bearing debt at June 30, 2022 is $150,000 remaining due on the promissory notes under the SBA’s PPP and EIDL programs, along with the four acquired private medical billing companies’ contingent consideration promissory notes, as more fully described in Note 3, “Debt Obligations”. We believe that the net proceeds from the registered direct offerings will be sufficient to fund our operations during the remainder of 2022 and management believes that it now has adequate liquidity for the foreseeable future from the 2021 registered direct offerings. However, should those funds not be sufficient, the Company will explore numerous equity and debt instruments to obtain sufficient funds needed to support its business operations.

Management believes that it has adequate funding to support its business operations for the foreseeable future as a result of the funds raised through these offerings.

Cash, cash equivalents: As of June 30, 2022, we had cash and cash equivalents with an aggregate balance of $13,454,246, a decrease from a balance of $32,007,792 at December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $18,553,546 net decrease in cash during the six months ended June 30, 2022:

●	Operating activities:	$10,932,515 of net cash used in operating activities. Net cash used in operating activities was $10,932,515 and $6,149,773 for the six months ended June 30, 2022 and 2021, respectively, an increase of $4,782,742. The decrease is attributable to the net loss incurred for the first six months of 2022, the non-cash gain attributable to the change in value of the warrant derivative liability, and the usage of cash to increase accounts receivable, prepaid expenses, and other operating assets during the six months ended June 30, 2022 compared to the same period in 2021.

●	Investing activities:	$3,361,994 of net cash used in investing activities. Cash used in investing activities was $3,361,994 and $6,506,407 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building, and transportation assets; (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets; and (iii) the closing of a business and asset acquisition.

●	Financing activities:	$4,259,037 of net cash used in financing activities. Cash used in financing activities was $4,259,037 and cash provided by financing activities was $66,570,600 for the six months ended June 30, 2022 and 2021, respectively. During the first six months of 2022, the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, and made principal payments on contingent consideration promissory notes. During 2021, we raised substantial funds through the completion of two registered direct offerings of our common stock.

Commitments:

We had $13,454,245 of cash and cash equivalents and net positive working capital $15,733,652 as of June 30, 2022. Accounts receivable and other receivables balances represented $4,965,309 of our net working capital at June 30, 2022. We believe we will be able to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2022, which could provide positive cash flow to support our operations during 2022. Inventory represents $9,405,954 of our net working capital at June 30, 2022, and finished goods represented $9,044,555 of total inventory at June 30, 2022. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2022 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2022.

Capital Expenditures:

We had the following material commitments for capital expenditures at June 30, 2022:

Stock Repurchase Program - On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the three months ended June 30, 2022, the Company repurchased 1,849,952 shares of its common stock for $1,962,755, in accordance with the Program. Furthermore, during the six months ended June 30, 2022, the Company repurchased 3,725,986 shares of its common stock for $4,026,523, in accordance with the Program.

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 5,460,824 shares at a cost of $6,001,602 through June 30, 2022.

Lease commitments. Total lease expense under the six operating leases was approximately $119,230 and $274,302, during the three and six months ended June 30, 2022, respectively. The following sets forth the operating lease right of use assets and liabilities as of June 30, 2022:

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2022:

Assets:
Operating lease right of use assets	$951,928

Liabilities:
Operating lease obligations-current portion	$353,646
Operating lease obligations-less current portion	666,477
Total operating lease obligations	$1,020,123

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (July 1, to December 31, 2022)	$250,285
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,173,248
Imputed interest	(153,125)
Total operating lease liability	$1,020,123

Debt obligations – Outstanding debt obligations comprises the following:

	June 30, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	211,867	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	426,326	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	481,151	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	—
Debt obligations	1,269,344	1,117,212
Less: current maturities of debt obligations	514,664	389,934
Debt obligations, long-term	$754,680	$727,278

Debt obligations mature as follows as of June 30, 2022:

June 30, 2022
2022 (July 1, 2022 to December 31, 2022)	$257,317
2023	514,722
2024	355,295
2025	3,412
2026	3,542
2027 and thereafter	135,0564

Total	$1,269,344

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

Revenue for our revenue cycle management segment is recorded on a net basis, as its primary source of revenue is its end-to-end service fees. These service fees are reported as revenue monthly upon completion of our performance obligation to provide the agreed upon services.

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

For our ticketing segment, our customers are mainly online visitors that pay at the time of the transaction, and we collect the service fees charged with the transaction, thus leading to minimal risk for uncollectible accounts, to which we then consider a specific reserve for bad debts based on their individual circumstances. As we continue to learn more about the collectability related to this recent acquisition, we will track historical bad debts and continue to assess appropriate reserves.

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

Inventories consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$4,083,713	$3,062,046
Work-in-process– video solutions segment	153	—
Finished goods – video solutions segment	7,866,087	8,410,307
Finished goods – ticketing segment	1,178,468	2,102,272
Subtotal	13,128,421	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,272,832)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(449,635)	(561,631)
Total inventories	$9,405,954	$9,659,536

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 28.4% of the gross inventory balance at June 30, 2022, compared to 28.8% of the gross inventory balance at December 31, 2021. We had $3,722,467 and $3,915,089 in reserves for obsolete and excess inventories at June 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,083,713 and $3,062,046 at June 30, 2022 and December 31, 2021, respectively, an increase of $1,021,667 (33.4%). Finished goods balances were $9,044,555 and $10,512,579 at June 30, 2022 and December 31, 2021, respectively, a decrease of $1,468,024 (14.0%). The decrease in finished goods was primarily attributable to a reduction in ticketing inventory of $923,804 at June 30, 2022 compared to December 31, 2021. The slight decrease in the inventory reserve is primarily due to the reduction in finished goods that had a reserve placed on them prior to sale. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels at June 30, 2022.

If actual future demand or market conditions are less favorable than those projected by management or there are significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

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

The Company’s goodwill is evaluated in accordance with FASB ASC Topic 350, which requires goodwill to be assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring changes or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value.

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

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $10,582 as of June 30, 2022 compared to $13,742 as of December 31, 2021 as we began to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2022:

	Issuance date assumptions	June 30, 2022 assumptions
Volatility - range	106.6 – 166.6%	104.7%
Risk-free rate	0.08 – 0.49%	3.01%
Dividend	0%	0%
Remaining contractual term	0.01 – 5 years	3.5 – 4.2 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 25,000 stock options granted during the six months ended June 30, 2022.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of June 30, 2022, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased by $7,615,000 to a balance of $16,980,000 to fully reserve our deferred tax assets at December 31, 2021. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2022, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2022 representing uncertain tax positions.

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

Inflation and Seasonality

As inflation in the United States and abroad has increased and become more prominent, inflationary pressures adversely affected all of the Company’s reporting segments’ gross margins during the first six months of fiscal year 2022, and are expected to persist for the remainder of fiscal year 2022 and beyond. We do not believe that our Video Solutions and Revenue Cycle Management segments business is seasonal in nature; however, the Ticketing Segment is expected to generate higher revenues during the second half of the calendar year than in the first half due to the increased sporting events throughout the country during the second half of the calendar year in comparison to the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 11 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

On December 6, 2021, the board of directors of the Company announced the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the three months ended June 30, 2022, the Company repurchased 1,849,952 shares of its common stock for $1,962,755, in accordance with the Program. Furthermore, during the six months ended June 30, 2022, the Company repurchased 3,725,986 shares of its common stock for $4,026,523, in accordance with the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2021	1,734,838	$1.14	1,734,838	—
January 2022	697,093	1.11	697,093	—
February 2022	692,984	1.12	692,984	—
March 2022	485,957	1.06	485,957	—
April 2022	595,476	1.14	595,476	—
May 2022	716,911	1.08	716,911	—
June 2022	537,565	0.96	537,565	—
Total all plans	5,460,824	$1.10	5,460,824	$3,998,398

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 5,460,824 shares at a cost of $6,001,602 through June 30, 2022.

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

Date: August 15, 2022

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

