Form 10-Q
period 2022-09-30
DIGITAL ALLY, INC.
filed 2022-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2022
Common Stock, $0.001 par value per share	53,903,405

FORM 10-Q

DIGITAL ALLY, INC.

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$6,295,391	$32,007,792
Accounts receivable – trade, net	2,744,354	2,727,052
Other receivables (including $138,384 due from related parties – September 30, 2022 and $158,384 – December 31, 2021, refer to Note 20)	5,448,545	2,021,813
Inventories, net	10,963,916	9,659,536
Prepaid expenses	9,227,985	9,728,782

Total current assets	34,680,191	56,144,975

Property, plant, and equipment, net	8,407,139	6,841,026
Goodwill and other intangible assets, net	18,230,538	16,902,513
Operating lease right of use assets, net	846,521	993,384
Other assets	6,233,075	2,107,299

Total assets	$68,397,464	$82,989,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,902,259	$4,569,106
Accrued expenses	1,097,065	1,175,998
Current portion of operating lease obligations	304,294	373,371
Contract liabilities – current portion	2,049,704	1,665,519
Debt obligations – current portion	569,934	389,934
Warrant derivative liabilities	—	14,846,932
Income taxes payable	11,796	1,827

Total current liabilities	13,935,052	23,022,687

Long-term liabilities:
Debt obligations – long term	671,887	727,278
Operating lease obligation – long term	610,422	688,207
Contract liabilities – long term	5,134,995	2,687,786

Total liabilities	20,352,356	27,125,958

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized; shares issued: 53,903,405 shares issued and outstanding – September 30, 2022 and 50,904,391 shares issued and outstanding – December 31, 2021	53,903	50,904
Additional paid in capital	129,943,238	124,426,379
Noncontrolling interest in consolidated subsidiary	309,397	56,453
Accumulated deficit	(82,261,430)	(68,670,497)

Total stockholders’ equity	48,045,108	55,863,239

Total liabilities and stockholders’ equity	$68,397,464	$82,989,197

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$3,062,373	$1,356,454	$7,682,614	$4,988,364
Service and other	5,421,780	3,283,368	20,447,778	4,680,959

Total revenue	8,484,153	4,639,822	28,130,392	9,669,323

Cost of revenue:
Product	3,262,457	1,197,217	8,154,984	3,776,185
Service and other	4,626,196	2,042,035	15,721,210	2,419,884

Total cost of revenue	7,888,653	3,239,252	23,876,194	6,196,069

Gross profit	595,500	1,400,570	4,254,198	3,473,254

Selling, general and administrative expenses:
Research and development expense	616,174	492,221	1,654,395	1,402,185
Selling, advertising and promotional expense	1,832,916	1,511,682	7,375,364	2,978,620
General and administrative expense	4,713,433	2,995,640	15,256,049	8,174,002

Total selling, general and administrative expenses	7,162,523	4,999,543	24,285,808	12,554,807

Operating loss	(6,567,023)	(3,598,973)	(20,031,610)	(9,081,553)

Other income (expense):
Interest income	13,333	90,036	116,928	222,497
Interest expense	(14,255)	(5,675)	(39,766)	(8,466)
Other income (loss)	(1,892)	—	41,167	—
Gain on extinguishment of debt	—	—	—	10,000
Change in fair value of contingent consideration promissory notes	(138,877)	—	347,169	—
Change in fair value of short-term investments	—	(21,656)	(84,818)	(28,210)
Change in fair value of warrant derivative liabilities	1,164,849	11,585,204	6,726,638	33,274,039
Gain on extinguishment of warrant derivative liabilities	3,624,794	—	3,624,794	—

Total other income	4,647,952	11,647,909	10,732,112	33,469,860

Income (loss) before income tax benefit	(1,919,071)	8,048,936	(9,299,498)	24,388,307
Income tax benefit	—	—	—	—

Net income (loss)	(1,919,071)	8,048,936	(9,299,498)	24,388,307

Net loss (income) attributable to noncontrolling interests of consolidated subsidiary	16,596	19,863	(268,636)	19,863

Net income (loss) attributable to common stockholders	$(1,902,475)	$8,068,799	$(9,568,134)	$24,408,170

Net loss per share information:
Basic	$(0.04)	$0.16	$(0.19)	$0.49
Diluted	$(0.04)	$0.16	$(0.19)	$0.49

Weighted average shares outstanding:
Basic	50,365,218	51,809,435	49,973,619	49,404,794
Diluted	50,365,218	51,809,435	49,973,619	49,404,794

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2020	26,834,709	$26,835	$106,501,396	$(2,157,226)	$—	$(90,014,500)	$14,356,505
Stock-based compensation	—	—	326,164	—	—	—	326,164
Restricted common stock grant	450,000	450	(450)	—	—	—	—
Restricted common stock forfeitures	(7,500)	(8)	8	—	—	—	—
Issuance of common stock through registered direct offering at $3.095 per share and accompanying warrants (net of offering expenses and placement agent discount)	2,800,000	2,800	6,726,200	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $2.80 per share and accompanying warrants (net of offering expenses and placement agent discount)	3,250,000	3,250	6,614,350	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $3.095 per share	7,200,000	7,200	22,276,800	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $2.80 per share	11,050,000	11,050	30,928,950	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $3.25 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Net income	—	—	—	—	—	21,721,858	21,721,858

Balance, March 31, 2021	51,577,209	51,577	122,157,360	(2,157,226)	—	(68,292,642)	51,759,069

Stock-based compensation	—	—	330,213	—	—	—	330,213
Net loss	—	—	—	—	—	(5,382,487)	(5,382,487)

Balance, June 30, 2021	51,577,209	$51,577	$122,487,573	$(2,157,226)	$—	$(73,675,129)	$46,706,795

Issuance of common stock as consideration for acquisition	719,738	720	989,640	—	—	—	990,360
Restricted common stock grant	406,000	406	(406)	—	—	—	—
Stock-based compensation	—	—	491,950	—	—	—	491,950
Net income	—	—	—	—	(19,863)	8,068,799	8,048,936

Balance, September 30, 2021	52,702,947	$52,703	$123,968,757	$(2,157,226)	$(19,863)	$(65,606,330)	$56,238,041

Balance, December 31, 2021	50,904,391	$50,904	$124,426,379	$—	$56,453	$(68,670,497)	$55,863,239
Stock-based compensation	—	—	394,749	—	—	—	394,749
Restricted common stock grant	715,000	715	(715)	—	—	—	—
Restricted common stock forfeitures	(15,000)	(15)	15	—	—	—	—
Repurchase and cancellation of common stock	(1,876,034)	(1,876)	—	—	—	(2,061,892)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	49,728,357	$49,728	$124,820,428	$—	$(57,333)	$(77,332,537)	$47,480,286

Stock-based compensation	—	—	381,602	—	—	—	381,602
Restricted common stock forfeitures	(50,000)	(50)	50	—	—	—	—
Repurchase and cancellation of common stock	(1,849,952)	(1,850)	—	—	—	(1,960,905)	(1,962,755)
Net income (loss)	—	—	—	—	383,326	(1,065,513)	(682,187)

Balance, June 30, 2022	47,828,405	$47,828	$125,202,080	$—	$325,993	$(80,358,955)	$45,216,946

Issuance of common stock through warrant exchange agreement	6,075,000	6,075	4,489,425	—	—	—	4,495,500
Stock-based compensation	—	—	251,733	—	—	—	251,733
Net income (loss)	—	—	—	—	(16,596)	(1,902,475)	(1,919,071)

Balance, September 30, 2022	53,903,405	$53,903	129,943,238	$—	$309,397	$(82,261,430)	$48,045,108

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(9,299,498)	$24,388,307
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	1,646,207	239,630
Stock-based compensation	1,028,084	1,148,327
Change in fair value of warrant derivative liabilities	(6,726,638)	(33,274,039)
Gain on extinguishment of warrant derivative liabilities	(3,624,794)	—
Provision for inventory obsolescence	143,664	339,668
Provision for doubtful accounts receivable	(161,239)	(527)
Gain on extinguishment of debt	—	(10,000)
Change in fair value of short-term investments	—	28,210
Change in fair value of contingent consideration promissory note	(347,169)	—

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	143,937	337,364
Accounts receivable – other	(3,426,732)	111,768
Inventories	(1,448,044)	(1,767,724)
Prepaid expenses	531,508	(3,445,546)
Operating lease right of use assets	306,783	(27,875)
Other assets	(4,125,776)	(752,324)
Increase (decrease) in:
Accounts payable	5,133,934	(475,256)
Accrued expenses	(106,800)	209,833
Income taxes payable	9,969	(5,331)
Operating lease obligations	(306,782)	14,757
Contract liabilities	2,831,394	709,977

Net cash used in operating activities	(17,797,992)	(12,230,781)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,947,127)	(5,575,021)
Additions to intangible assets	(158,218)	(239,139)
Cash paid for TicketSmarter acquisition, net of cash acquired	—	(8,361,808)
Restricted cash related to TicketSmarter acquisition		(500,000)
Cash paid for acquisition of Medical Billing Company	(1,153,627)	(1,012,552)
Cash paid for asset acquisition of Medical Billing Company	(230,000)	(2,270,000)

Net cash used in investing activities	(3,488,972)	(17,958,520)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	(4,026,523)	—
Distribution to noncontrolling interest in consolidated subsidiary	(15,692)	—
Net proceeds from sale of common stock in registered direct offerings	—	13,346,600
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	53,224,000
Principal payment on contingent consideration promissory notes	(383,222)	—

Net cash (used in) provided by financing activities	(4,425,437)	66,570,600

Net increase (decrease) in cash and cash equivalents	(25,712,401)	36,381,299
Cash, cash equivalents, beginning of period	32,007,792	4,361,758

Cash, cash equivalents, end of period	$6,295,391	$40,743,057

Supplemental disclosures of cash flow information:
Cash payments for interest	$44,783	$—

Cash payments for income taxes	$9,969	$7,581

Supplemental disclosures of non-cash investing and financing activities:
Issuance of contingent consideration promissory note for business acquired	$855,000	$5,244,400

Issuance of common stock through warrant exchange agreement	$4,495,500	$—

Assets acquired in business acquisitions	$190,631	$7,366,399

Liabilities assumed in the business acquisition	$387,005	$5,494,417

Goodwill acquired in business acquisitions	$2,100,000	$—

Common stock issued as consideration for business acquisition	$—	$990,360

Restricted common stock grant	$715	$856

Restricted common stock forfeitures	$65	$8

Amounts allocated to initial measurement of warrant derivative liabilities in connection with the warrants and pre-funded warrants	$—	$51,216,058

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Digital Ally, Inc. was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc. (such merged entity, the “Predecessor Registrant”).

On August 23, 2022 (the “Effective Time”), the Predecessor Registrant merged with and into its wholly owned subsidiary, DGLY Subsidiary Inc., a Nevada corporation (the “Registrant”), pursuant to an agreement and plan of merger, dated as of August 23, 2022 (the “Merger Agreement”), between the Predecessor Registrant and the Registrant, with the Registrant as the surviving corporation in the merger (such transaction, the “Merger”). At the Effective Time, Articles of Merger were filed with the Secretary of State of the State of Nevada, pursuant to which the Registrant was renamed “Digital Ally, Inc.” and, by operation of law, succeeded to the assets, continued the business and assumed the rights and obligations of the Predecessor Registrant immediately prior to the Merger. Under the Nevada Revised Statutes, shareholder approval was not required in connection with the Merger Agreement or the transactions contemplated thereby.

At the Effective Time, pursuant to the Merger Agreement, (i) each outstanding share of Predecessor Registrant’s common stock, par value $0.001 per share (the “Predecessor Common Stock”) automatically converted into one share of common stock, par value $0.001 per share, of the Registrant (“Registrant Common Stock”), (ii) each outstanding option, right or warrant to acquire shares of Predecessor Common Stock converted into an option, right or warrant, as applicable, to acquire an equal number of shares of Registrant Common Stock under the same terms and conditions as the original options, rights or warrants, and (iii) the directors and executive officers of the Predecessor Registrant were appointed as directors and executive officers, as applicable, of the Registrant, each to serve in the same capacity and for the same term as such person served with the Predecessor Registrant immediately before the Merger.

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 19.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 14, 2022). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 14, 2023.

The Company has experienced net losses and cash outflows from operating activities since inception. For the nine months ended September 30, 2022, the Company had a net loss attributable to common stockholders of $9,568,134, net cash used in operating activities of $17,797,992, $3,488,972 used in investing activities and $4,425,437 used in financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting its gross margins and has seen progress in that regard. The Company has also implemented a marketing and advertisement reduction plan for its ticketing segment, which will focus on reducing and alleviating current obligations from its media marketing agreements and place a hold on entering into any new agreements. The Company believes that its quality control, cost-cutting initiatives, and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements were issued.

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

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. Lastly, the Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. and BirdVu Jets, Inc. for travel and transportation purposes in 2022. The company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended September 30, 2022, the Company recognized revenue of $0.7 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2021	Additions/Reclass	Recognized Revenue	September 30, 2022
Contract liabilities, current	$1,665,519	$1,228,395	$844,210	$2,049,704
Contract liabilities, non-current	2,687,786	3,384,487	937,278	5,134,995

	$4,353,305	$4,612,882	$1,781,488	$7,184,699

Sales returns and allowances aggregated $118,029 and $45,298 for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	September 30, 2022
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$2,230,619	$—	$—	$2,230,619
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	4,064,772	—	—	4,064,772

	$6,295,391	$—	$—	$6,295,391

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$5,031,246	$—	$—	$5,031,246
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	14,928,526	—	—	14,928,526
Mutual funds	12,079,901	—	(31,881)	12,048,020

	$32,039,673	$—	$(31,881)	$32,007,792

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2022 and December 31, 2021, the uninsured balance amounted to $4,459,897 and $29,836,142, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of September 30, 2022 and concluded that there was no impairment.

Intangible assets include sponsorship networks, tradenames, client agreements, deferred patent costs and license agreements. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$4,960,740	$3,062,046
Work-in-process– video solutions segment	4,649	—
Finished goods – video solutions segment	8,071,218	8,410,307
Finished goods – ticketing segment	1,698,733	2,102,272
Subtotal	14,735,340	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,227,488)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(543,936)	(561,631)
Total inventories	$10,963,916	$9,659,536

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $181,381 and $153,976 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	September 30, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	205,865	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	436,449	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	449,507	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	—
Debt obligations	1,241,821	1,117,212
Less: current maturities of debt obligations	569,934	389,934
Debt obligations, long-term	$671,887	$727,278

Debt obligations mature as follows as of September 30, 2022:

September 30, 2022
2022 (October 1, 2022 to December 31, 2022)	$142,477
2023	569,983
2024	386,585
2025	3,412
2026	3,542
2027 and thereafter	135,822

Total	$1,241,821

2020 Small Business Administration Notes.

On May 4, 2020, the Company issued a promissory note in connection with the receipt of the Paycheck Protection Program (“PPP”) Loan of $1,417,413 (the “PPP Loan”) under the Small Business Administration’s (the “SBA”) PPP Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for nine months after the date of disbursement and total $79,851 per month thereafter. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type. The PPP Loan provided that it may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the majority of the PPP Loan amount for qualifying expenses. On December 10, 2020, the Company was fully forgiven of its $1,417,413 PPP Loan. Additionally, the Company was fully forgiven, during the three months ended September 30, 2021, of its $10,000 EIDL advance received with the PPP Loan.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a secured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments are deferred for thirty months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since its inception, on this contingent consideration promissory note totaled $84,208. The estimated fair value of the June Contingent Note at September 30, 2022 is $205,865, representing an increase in its estimated fair value of $20,481 as compared to its estimated fair value as of June 30, 2022. Therefore, the Company recorded a loss of $20,481 in the Consolidated Statements of Operations for the three months ended September 30, 2022. The Company recorded a gain of $27,139 in the Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $228,127. The estimated fair value of the August Contingent Note at September 30, 2022 is $436,449, representing an increase in its estimated fair value of $79,153 as compared to is estimated fair value as of June 30, 2022. Therefore, the Company recorded a loss of $79,153 in the Consolidated Statements of Operations for the three months ended September 30, 2022. The Company recorded a loss of $14,576 in the Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $70,888. The estimated fair value of the January Contingent Note at September 30, 2022 is $449,507, representing an increase in its estimated fair value of $39,244 as compared to is estimated fair value as of June 30, 2022. Therefore, the Company recorded a loss of $39,244 in the Consolidated Statements of Operations for the three months ended September 30, 2022. The Company recorded a gain of $229,605 in the Consolidated Statements of Operations for the nine months ended September 30, 2022.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. The estimated fair value of the February Contingent Note at September 30, 2022 is $0, representing no change in its estimated fair value as compared to is estimated fair value as of June 30, 2022. Therefore, the Company recorded a no change and a gain of $105,000 in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively. There were no principal payments on this contingent consideration promissory note during the three months ended September 30, 2022.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	1,091,821	1,091,821
	$—	$—	$1,091,821	$1,091,821

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,846,932	$14,846,932
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	967,212	967,212
	$—	$—	$15,814,144	$15,814,144

The following table represents the change in Level 3 tier value measurements for the periods ended September 30, 2022:

	Contingent Consideration Promissory Notes	Warrant Derivative Liabilities

Balance, December 31, 2021	$967,212	$14,846,932

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	750,000	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Acquisition	105,000	—

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(116,198)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	56,050	—

Change in fair value of warrant derivative liabilities	—	(148,171)

Balance, March 31, 2022	$1,762,064	$14,698,761

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(100,624)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	(542,096)	—

Change in fair value of warrant derivative liabilities	—	(5,413,618)

Balance, June 30, 2022	$1,119,344	$9,285,143

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(166,400)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	138,877	—

Change in fair value of warrant derivative liabilities	—	(1,164,849)

Gain on extinguishment of warrant derivative liabilities	—	(3,624,794)

Issuance of common stock through warrant exchange agreement	—	(4,495,500)

Balance, September 30, 2022	$1,091,821	$—

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued warranty expense	$10,040	$13,742
Accrued litigation costs	247,984	250,000
Accrued sales commissions	54,791	30,213
Accrued payroll and related fringes	423,725	453,858
Accrued sales returns and allowances	118,029	45,298
Accrued taxes	147,159	180,486
Other	95,337	202,401
	$1,097,065	$1,175,998

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2022:

Beginning balance	$13,742
Provision for warranty expense	56,860
Charges applied to warranty reserve	(60,562)

Ending balance	$10,040

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended September 30, 2022 and 2021 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2022, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $81.4 million (based on its December 31, 2021 tax return) in net operating loss carryforwards to offset future taxable income as of September 30, 2022.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Prepaid inventory	$6,318,369	$6,546,100
Prepaid advertising	2,391,925	2,455,527
Other	517,691	727,155
Total prepaid expenses	$9,227,985	$9,728,782

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	Estimated Useful Life	September 30, 2022	December 31, 2021
Building	30 years	$4,909,478	$4,909,478
Land	—	789,734	789,734
Office furniture, fixtures and equipment	3-20 years	2,059,525	493,652
Warehouse and production equipment	3-5 years	46,261	65,948
Demonstration and tradeshow equipment	2-5 years	72,340	82,337
Building improvements	2-15 years	1,331,462	911,940
Rental equipment	1-3 years	—	8,584
Total cost		9,208,800	7,261,673
Less: accumulated depreciation and amortization		(801,661)	(420,647)

Net property, plant and equipment		$8,407,139	$6,841,026

Depreciation expense for the nine months ended September 30, 2022 and September 30, 2021 was $381,014 and $177,959, respectively, and is included in general and administrative expenses.

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2022, was fifty-one months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2022, was thirteen months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 30, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2022, was twenty-two months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2022, was six months.

On September 1, 2021, the Company completed the TicketSmarter Acquisition, in its ticketing segment. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter Inc.’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2022 was three months.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2022, was thirty-three months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $140,967 and $415,269, during the three and nine months ended September 30, 2022, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2022 was 3.5 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2022:

Assets:
Operating lease right of use assets	$846,521

Liabilities:
Operating lease obligations-current portion	$304,294
Operating lease obligations-less current portion	610,422
Total operating lease obligations	$914,716

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (October 1, to December 31, 2022)	$125,174
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,048,137
Imputed interest	(133,421)
Total operating lease liability	$914,716

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$198,651	$76,570	$122,081	$194,286	$65,578	$128,708
Patents and trademarks (video solutions segment)	472,078	268,008	204,070	493,945	233,471	260,474
Sponsorship agreement network (ticketing segment)	5,600,000	1,213,333	4,386,667	5,600,000	373,333	5,226,667
SEO content (ticketing segment)	600,000	162,500	437,500	600,000	50,000	550,000
Personal seat licenses (ticketing segment)	180,081	6,501	173,580	201,931	2,244	199,687
Client agreements (revenue cycle management segments)	999,034	101,888	897,146	—	—	—

	8,049,844	1,828,800	6,221,044	7,090,162	724,626	6,365,536

Indefinite life intangible assets:
Goodwill (ticketing and revenue cycle management segments)	11,367,514	—	11,367,514	9,931,547	—	9,931,547
Trade name (ticketing segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	41,980	—	41,980	5,430	—	5,430

Total	$20,059,338	$1,828,870	$18,230,538	$17,627,139	$724,626	$16,902,513

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended September 30, 2022 and 2021 was $460,489 and $40,211, respectively, and $1,177,759 and $100,069, for the nine months ended September 30, 2022 and 2021, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2022 (October 1, to December 31, 2022)	$385,204
2023	1,485,846
2024	1,435,289
2025	1,342,778
2026 and thereafter	1,571,927
$6,221,044

NOTE 11. OTHER ASSETS

Other assets were the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Lease receivable	$4,188,227	$1,921,021
Sponsorship network	1,733,264	30,752
Other	311,584	155,526
Total other assets	$6,233,075	$2,107,299

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

Notice of Delisting

On July 7, 2022, the Company, received a written notification (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. The Notice has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “DGLY.”

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $251,733 and $491,950 for the three months ended September 30, 2022 and 2021, and $1,028,084 and $1,186,771 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had adopted nine separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”) and (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan and 2020 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to the Company’s employees, non-employee directors and others for up to a total of 6,675,000 shares of common stock. The 2005 Plan terminated during 2015 with 21,553 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2022 total 5,689. The 2006 Plan terminated during 2016 with 54,787 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2022 total 10,625. The 2007 Plan terminated during 2017 with 94,651 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2022. The 2008 Plan terminated during 2018 with 40,499 shares not awarded or underlying options, which shares are now unavailable for issuance. There were no stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2022.

The Company believes that such awards better align the interests of our employees with those of its stockholders.

Stock option grants. The Board of Directors has granted stock options under the Plans. These option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 190,845 shares remained available for awards under the various Plans as of September 30, 2022.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the nine months ended September 30, 2022 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,086,063	$2.37
Granted	25,000	0.98
Exercised	—	—
Forfeited	(32,063)	(4.04)
Outstanding at September 30, 2022	1,079,000	$2.29
Exercisable at September 30, 2022	1,079,000	$2.29

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the nine months ended September 30, 2022 was $22,768. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2022:

Volatility – range	111.67%
Risk-free rate	1.8%
Contractual term	10.0 years
Exercise price	$0.98

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2022 and 2021.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at September 30, 2022 and December 31, 2021, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2022:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $2.49	740,000	7.9 years	740,000	7.9 years
$2.50 to $3.49	302,000	5.7 years	302,000	5.7 years
$3.50 to $4.49	37,000	3.0 years	37,000	3.0 years

	1,079,000	7.1 years	1,079,000	7.1 years

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

A summary of all restricted stock activity under the Plans for the nine months ended September 30, 2022 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2021	1,057,375	$1.87
Granted	715,000	1.07
Vested	(570,875)	(1.77)
Forfeited	(65,000)	(1.06)
Nonvested balance, September 30, 2022	1,136,500	$1.46

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2022, there were $627,217 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-two months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022 (October 1, 2022 through December 31, 2022)	12,000
2023	663,000
2024	279,000
2025	80,000
2026	72,500
2027	30,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 1,349,178 shares of common stock at $2.60 to $3.36 per share as of September 30, 2022. The warrants expire from February 23, 2023 through July 31, 2023 and under certain circumstances allow for cashless exercise.

On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 42,550,000 shares of common stock. The warrants issued on January 14, 2021 consist of (i) pre-funded warrants to purchase up to 7,200,000 shares of common stock and (ii) common stock purchase warrants (“January Warrants”) to purchase up to an aggregate of 10,000,000 shares of common stock. The warrants issued on February 1, 2021 consist of (i) pre-funded warrants to purchase up to 11,050,000 shares of common stock and (ii) common stock purchase warrants (“February Warrants”) to purchase up to an aggregate of 14,300,000 shares of common stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

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

On August 23, 2022, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreements”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors an aggregate of 6,075,000 shares of Common Stock in exchange for the cancellation by the Investors of the January Warrants, the Exchange Warrants and the Replacement Originals Warrants. On the date of the exchange, the Company calculated the fair value of the issuance of common shares pursuant to the Warrant Exchange Agreements, attributing that value to common stock and additional paid in capital. The remaining value of the warrant derivative liability was attributed to an income from change in fair market value of warrant derivative liabilities and gain on extinguishment of warrant derivative liabilities in the consolidated statement of operations. On the date of the Warrant Exchange Agreement, using the Black-Scholes method, the fair value of the warrant derivative liability was $8.1 million, compared to $9.3 million at June 30, 2022, resulting in income from change in fair market value of warrant derivative liabilities of $1.2 million during the three months ended September 30, 2022. Further, the value of the issued shares of Common Stock was $4.5 million, applied to additional paid in capital, resulting in a gain on the extinguishment of warrant derivative liabilities of $3.6 million during the three months ended September 30, 2022.

Terms at August 23, 2022
Volatility - range	103.7%
Risk-free rate	3.17 - 3.36%
Dividend	0%
Remaining contractual term	3.4 - 4.1 years
Exercise price	$3.25
Common stock issuable under the warrants	24,300,000

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

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2022:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2022	26,008,598	$3.24
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(24,659,420)	3.25
Vested Balance, September 30, 2022	1,349,178	$3.01

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2022, and the weighted average remaining term is 7 months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of September 30, 2022:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$2.60	465,712	0.8 years
$3.00	316,800	0.5 years
$3.36	566,666	0.4 years

	1,349,178	0.6 years

NOTE 15. STOCKHOLDERS’ EQUITY

Cancellation of Restricted Stock

During the nine months ended September 30, 2022, the Company cancelled 65,000 restricted shares of common stock due to forfeiture reasons.

Stock Repurchase Program

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the nine months ended September 30, 2022, the Company repurchased 3,725,986 shares of its common stock for $4,026,523, in accordance with the Program.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss attributable to noncontrolling interests of consolidated subsidiary of $16,596 and a net loss of $19,863 for the three months ended September 30, 2022 and 2021, and a net income of $268,636 and a net loss of $19,863 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted income per share – Net income (loss) attributable to common stockholders	$(1,902,475)	$8,068,799	$(9,568,134)	$24,408,170

Denominator for basic loss per share – weighted average shares outstanding	50,365,218	51,809,435	49,973,619	49,404,794
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	50,365,218	51,809,435	49,973,619	49,404,794

Net loss per share:
Basic	$(0.04)	$0.16	$(0.19)	$0.49
Diluted	$(0.04)	$0.16	$(0.19)	$0.49

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2022 and 2021, all shares issuable upon the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$57,135	10 years

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

	Purchase price allocation
	Preliminary As allocated	Final As allocated
Description	September 30, 2021	September 30, 2022
Assets acquired:
Tangible assets acquired	$401,547	$401,547
Identifiable intangible assets acquired – client agreements	—	206,955
Goodwill	2,920,000	2,713,045
Liabilities assumed pursuant to stock purchase agreement	(401,547)	(401,547)
Net assets acquired and liabilities assumed	$2,920,000	$2,920,000
Consideration:
Cash paid at Healthcare Acquisition date	$2,270,000	$2,270,000
Contingent consideration earn-out agreement	650,000	650,000

Total Healthcare Acquisition purchase price	$2,920,000	$2,920,000

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$22,420	10 years

For the period from the date of the Healthcare Acquisition to August 31, 2022, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through August 31, 2022, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values of client agreements and goodwill.

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

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company will continue to evaluate the fair value of the identified intangible assets. There was no change from the preliminary estimated fair value to the final estimated fair value of assets acquired, and liabilities assumed in the Healthcare Acquisition, those value were as follows:

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$22,333	10 years

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

The purchase price of the TicketSmarter Acquisition was allocated to Goody Tickets’ and TicketSmarter LLC’s tangible assets, goodwill, identifiable intangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the TicketSmarter Acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company will continue to evaluate the fair value of the identified intangible assets. The preliminary and final estimated fair value of assets acquired, and liabilities assumed in the TicketSmarter Acquisition were as follows:

	Purchase price allocation
	As allocated	Final as allocated
Description	September 30, 2021	December 31, 2021
Assets acquired:
Tangible assets acquired, including $51,432 of cash acquired	$7,139,930	$5,748,291
Identifiable intangible assets acquired	—	6,800,000
Goodwill	11,839,308	5,886,547
Liabilities assumed	(5,128,964)	(5,128,964)
Net assets acquired and liabilities assumed	$13,850,274	$13,305,874
Consideration:
Cash paid at TicketSmarter Acquisition date	$8,413,240	$8,413,240
Common stock issued as consideration for TicketSmarter Acquisition at date of acquisition	990,360	990,360
Contingent consideration earn-out agreement	4,244,400	3,700,000
Cash paid at closing to escrow amount	500,000	500,000
Cash retained from escrow amount pursuant to settlement of working capital target	(297,726)	(297,726)

Total TicketSmarter Acquisition purchase price	$13,850,274	$13,305,874

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2022	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	1,213,333	5 years
Search engine optimization/content	600,000	162,500	4 years

	$6,800,000	$1,375,833

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the three and nine months ended September 30, 2022.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2022, and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Revenues:
Video Solutions	$2,092,927	$2,028,660	$6,152,733	$7,058,161
Revenue Cycle Management	2,015,112	2,050,679	6,039,807	2,050,679
Ticketing	4,376,114	560,483	15,937,852	560,483
Total Net Revenues	$8,484,153	$4,639,822	$28,130,392	$9,669,323

Gross Profit (Loss):
Video Solutions	$515,615	$590,447	$1,543,057	$2,663,131
Revenue Cycle Management	866,277	197,682	2,520,709	197,682
Ticketing	(786,392)	612,441	190,432	612,441
Total Gross Profit	$595,500	$1,400,570	$4,254,198	$3,473,254

Operating Income (loss):
Video Solutions	$(1,481,048)	$(940,039)	$(4,327,049)	$(1,919,559)
Revenue Cycle Management	117,844	(40,537)	236,628	(40,537)
Ticketing	(2,149,412)	44,026	(5,915,953)	44,026
Corporate	(3,054,407)	(2,662,423)	(10,025,236)	(7,165,483)
Total Operating Income (Loss)	$(6,567,023)	$(3,598,973)	$(20,031,610)	$(9,081,553)

Depreciation and Amortization:
Video Solutions	$213,446	$119,560	$584,266	$236,131
Revenue Cycle Management	320,004	2,890	959,366	2,890
Ticketing	102,211	609	102,575	609
Total Depreciation and Amortization	$635,661	$123,059	$1,646,207	$239,630

	September 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$33,656,285	$25,983,348
Revenue Cycle Management	2,446,740	934,095
Ticketing	15,072,548	12,260,780
Corporate	17,221,891	43,810,974
Total Identifiable Assets	$68,397,464	$82,989,197

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $3,227,488 and a reserve for the ticketing segment of $543,936.

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

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $138,384 as of September 30, 2022 and the Company anticipates full repayment of this advance during the year ended December 31, 2022. During the nine months ended September 30, 2022, the Company paid distributions to the noncontrolling in consolidated subsidiary totaling $15,692.

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

NOTE 21. SUBSEQUENT EVENTS

Preferred Stock Transaction

On October 13, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Preferred Stock Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), 1,400,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross aggregate proceeds of $15 million in the Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will, under certain circumstances, be convertible into shares of the Company’s common stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. In connection with the Offering, the Company agreed to pay A.G.P./Alliance Global Partners (the “Financial Advisor”) an aggregate cash fee equal to $750,000 and to reimburse the Financial Advisor for certain of its expenses in an amount not to exceed $135,000.

The Company has called an annual meeting of stockholders to consider amendments (the “Amendments”) to the Company’s Articles of Incorporation (the “Charter”), (i) to authorize an increase in the number of shares of Common Stock that the Company is authorized to issue under the Charter (the “Authorized Share Increase Amendment”) and (ii) to authorize the Company, in the sole and absolute discretion of the Board of Directors, to effect a reverse stock split of the outstanding shares of Common Stock by a ratio to be determined by the Board of Directors (the “Reverse Stock Split Amendment” and, together with the Authorized Share Increase Amendment, the “Amendments”).

The holders of the Series A Preferred Stock and Series B Preferred Stock have the right to require the Company to redeem their shares of the relevant series at a price per share equal to 105% of the stated value of such shares commencing (i) after the earlier of (1) the receipt of stockholder approval of the Amendments and (2) sixty (60) days after the closing of the Offering and (ii) before the date that is ninety (90) days after such closing. The Company has the option to redeem the Series A Preferred Stock and Series B Preferred Stock at a price per share equal to 105% of the stated value of such shares commencing after the 90th day following the closing of the Offering, subject to the holders’ rights to convert the shares prior to such redemption.

The proceeds of the Offering are being held in an escrow account, along with the additional amount that would be necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock, as applicable, subject to the earlier payment to redeeming holders. Upon expiration of the redemption period, any proceeds remaining in the escrow account will be disbursed to the Company.

The Offering closed on October 19, 2022.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, and the substantial doubt about our ability to continue as a going concern; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (7) our ability to produce our products in a cost-effective manner; (8) competition from larger, more established companies with far greater economic and human resources; (9) our ability to attract and retain quality employees; (10) risks related to dealing with governmental entities as customers; (11) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (12) characterization of our market by new products and rapid technological change; (13) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVU products; (14) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (15) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (16) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (17) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (18) our ability to generate more recurring cloud and service revenues; (19) risks related to our license arrangements; (20) the fluctuation of our operation results from quarter to quarter; (21) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (22) the issuance or sale of substantial amounts of our common stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (23) potential dilution from the issuance of common stock underlying outstanding options and warrants; (24) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (25) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; (26) our ability to integrate and realize the anticipated benefits from acquisitions; (27) our ability to maintain the listing of our common stock on the Nasdaq Capital Market.

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2022, and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Revenues:
Video Solutions	$2,092,927	$2,028,660	$6,152,733	$7,058,161
Revenue Cycle Management	2,015,112	2,050,679	6,039,807	2,050,679
Ticketing	4,376,114	560,483	15,937,852	560,483
Total Net Revenues	$8,484,153	$4,639,822	$28,130,392	$9,669,323

Gross Profit (Loss):
Video Solutions	$515,615	$590,447	$1,543,057	$2,663,131
Revenue Cycle Management	866,277	197,681	2,520,709	197,681
Ticketing	(786,392)	612,4412	190,432	612,442
Total Gross Profit	$595,500	$1,400,570	$4,254,198	$3,473,254

Operating Income (loss):
Video Solutions	$(1,481,048)	$(940,039)	$(4,327,049)	$(1,919,559)
Revenue Cycle Management	117,844	(40,537)	236,628	(40,537)
Ticketing	(2,149,412)	44,026	(5,915,953)	44,026
Corporate	(3,054,407)	(2,662,423)	(10,025,236)	(7,165,483)
Total Operating Income (Loss)	$(6,567,023)	$(3,598,973)	$(20,031,610)	$(9,081,553)

Depreciation and Amortization:
Video Solutions	$213,446	$119,560	$584,266	$236,131
Revenue Cycle Management	320,004	2,890	959,366	2,890
Ticketing	102,211	609	102,575	609
Total Depreciation and Amortization	$635,661	$123,059	$1,646,207	$239,630

	September 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$33,656,285	$25,983,348
Revenue Cycle Management	2,446,740	934,095
Ticketing	15,072,548	12,260,780
Corporate	17,221,891	43,810,974
Total Identifiable Assets	$68,397,464	$82,989,197

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

Consolidated Results of Operations

The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total revenue	$8,484,153	$9,351,457	$10,294,781	$11,744,112	$4,639,822
Gross profit	595,500	1,719,078	1,939,619	2,190,523	1,400,570
Gross profit margin %	7.0%	18.4%	18.8%	18.7%	30.2%
Total selling, general and administrative expenses	7,162,523	8,380,330	8,742,957	7,869,883	4,999,543
Operating income (loss)	(6,567,023)	(6,661,252)	(6,803,338)	(5,679,360)	(3,598,973)
Operating income (loss) %	(77.4)%	(71.2)%	(66.1)%	(48.4)%	(77.6)%
Net income (loss) attributable to common stockholders	$(1,902,475)	$(1,065,513)	$(6,698,242)	$1,122,791	$8,068,799

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, and EVO HD; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 and inflation related factors on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $1,902,475 on revenues of $8,484,153 for the third quarter 2022.

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

For the Three Months Ended September 30, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended September 30, 2022 and 2021, represented as a percentage of total revenues for each such quarter:

	Three Months Ended September 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	93%	70%

Gross profit	7%	30%
Selling, general and administrative expenses:
Research and development expense	7%	11%
Selling, advertising and promotional expense	22%	33%
General and administrative expense	56%	65%

Total selling, general and administrative expenses	84%	108%

Operating loss	(77)%	(78)%

Change in fair value of short-term investments	—%	—%
Change in fair value of contingent consideration promissory notes	(2)%	—%
Change in fair value of derivative liabilities	56%	250%
Other income and interest income (expense), net	—%	2%

Income (loss) before income tax benefit	(23)%	173%
Income tax (provision)	—%	—%

Net income/(loss)	(23)%	173%

Net loss attributable to noncontrolling interests of consolidated subsidiary	—%	1%

Net income (loss) attributable to common stockholders	(23)%	174%

Net income/(loss) per share information:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.16

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

The Omicron variant of COVID-19 and nationwide inflationary concerns had an impact on all of our operating segment revenue streams for the three months ended September 30, 2022. In particular, it had a negative impact generally on our video solutions operating segment legacy products and, specifically, our commercial event recorder hardware (DVM-250 Plus) and in-car hardware for law enforcement (DVM-800) during the quarter. Ticketing operating segment revenues also continue to be negatively impacted due to the continued public caution surrounding the COVID-19 pandemic and the impacts of inflation on consumer’s discretionary spending.

Product revenues by operating segment is as follows:

	Three Months Ended September 30,
	2022	2021
Product Revenues:
Video Solutions	$1,348,565	$1,356,454
Revenue Cycle Management	—	—
Ticketing	1,713,808	—
Total Product Revenues	$3,062,373	$1,356,454

Product revenues for the three months ended September 30, 2022 and 2021 were $3,062,373 and $1,356,454 respectively, an increase of $1,705,919 (126%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new ticketing operating segment generated $1,713,808 in product revenues for the three months ended September 30, 2022, compared to $-0- for the three months ended September 30, 2021. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,348,565 during the three months ended September 30, 2022 compared to $1,356,454 for the three months ended September 30, 2021 due to slowing sales of our ThermoVuTM product lines related to our COVID-19 response. The Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental offices, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes. The Company is beginning to experience decreased demand for these product lines as the COVID-19 pandemic begins to subside.

●	In general, our video solutions operating segment has experienced decreased demand on its product revenues due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our new body-worn cameras, the FirstVu Pro and FirstVu II, in the fourth quarter of 2021, and we continue to see increased traction with these products through the first three quarters of 2022. The Company hopes the interest throughout the marketplace continues to grow for these new products as the market is able to review and test these new products.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three Months Ended September 30,
	2022	2021
Service and Other Revenues:
Video Solutions	$744,362	$672,206
Revenue Cycle Management	2,015,112	560,483
Ticketing	2,662,306	2,050,679
Total Service and Other Revenues	$5,421,780	$3,283,368

Service and other revenues for the three months ended September 30, 2022 and 2021 were $5,421,780 and $3,283,368, respectively, an increase of $2,138,412 (65%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $412,819 and $264,594 for the three months ended September 30, 2022 and 2021, respectively, an increase of $148,225 (56%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended September 30, 2022. We expect this trend to continue throughout 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $201,118 and $298,840 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $97,722 (33%). However, the continued effects from the COVID-19 pandemic have adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales in the three months ended September 30, 2022 compared to the same period in 2021.

●	Our new ticketing operating segment generated service revenues totaling $2,662,306 and $2,050,679 for the three months ended September 30, 2022 and 2021, respectively, an increase of $611,627 (30%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our ticketing operating segment to continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $2,015,112 and $560,483 for the three months ended September 30, 2022 and 2021, respectively, an increase of $1,454,629 (260%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended September 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended September 30, 2022 and 2021 were $8,484,153 and $4,639,822, respectively, an increase of $3,844,331 (83%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended September 30, 2022, and 2021 was $3,262,457 and $1,197,217, respectively, an increase of $2,065,240 (173%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended September 30, 2022, and 2021 were 93% and 70%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended September 30,
	2022	2021
Cost of Product Revenues:
Video Solutions	$1,261,295	$1,197,217
Revenue Cycle Management	—	—
Ticketing	2,001,162	—
Total Cost of Product Revenues	$3,262,457	$1,197,217

The increase in cost of goods sold for our video solutions segment products is directly correlated with the increase in product costs for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the third quarter of 2022, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 107% for the three months ended September 30, 2022 as compared to 88% for the three months ended September 30, 2021.

The increase in ticketing operating segment cost of product sold is due to the acquisition of TicketSmarter in the third quarter of 2021, resulting in an increase to cost of product revenue of $2,001,162 for the three months ended September 30, 2022, compared to $-0- for the three months ended September 30, 2021. Cost of product sold as a percentage of product revenues for the ticketing solutions was 117% for the three months ended September 30, 2022. The Ticketing Segment recorded an allowance for unsold and under-market tickets during the first quarter of 2022 due to event cancellations and restrictions imposed on the size and type of gatherings related to the Omicron variant.

We recorded $3,771,424 and $3,915,089 in reserves for obsolete and excess inventories at September 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,960,740 and $3,062,046 at September 30, 2022 and December 31, 2021, respectively, an increase of $1,898,694 (62%). Finished goods balances were $9,769,951 and $10,512,577 at September 30, 2022 and December 31, 2021, respectively, a decrease of $742,626 (7%) which was attributable to a decrease in finished goods from our newly acquired ticketing segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. We believe the reserves are appropriate given our inventory levels as of September 30, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended September 30, 2022, and 2021 was $4,626,196 and $2,042,035, respectively, an increase of $2,584,160 (126.5%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended September 30, 2022, and 2021 were 85% and 62%, respectively. Cost of service revenues by operating segment is as follows:

	Three Months Ended September 30,
	2022	2021
Cost of Service Revenues:
Video Solutions	$316,017	$240,996
Revenue Cycle Management	1,148,835	362,802
Ticketing	3,161,344	1,438,237
Total Cost of Service Revenues	$4,626,196	$2,042,035

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 42% for the three months ended September 30, 2022 as compared to 36% for the three months ended September 30, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four acquisitions of medical billing companies completed since June 2021. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 57% for the three months ended September 30, 2022.

The increase in ticketing operating segment cost of service revenues is due to the 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $3,161,344 for the three months ended September 30, 2022, compared to $1,438,237 for the three months ended September 30, 2021. Cost of service revenues as a percentage of service revenues for the ticketing segment was 119% for the three months ended September 30, 2022.

Gross Profit

Overall gross profit for the three months ended September 30, 2022 and 2021 was $595,500 and $1,400,570, respectively, a decrease of $805,070 (57.5%). Gross profit by operating segment was as follows:

	Three Months Ended September 30,
	2022	2021

Gross Profit:
Video Solutions	$515,615	$590,447
Revenue Cycle Management	866,277	197,681
Ticketing	(786,392)	612,442
Total Gross Profit	$595,500	$1,400,570

The overall decrease is attributable to the large overall increase in revenues for the three months ended September 30, 2022, offset by an increase in the overall cost of sales as a percentage of overall revenues to 93% for the three months ended September 30, 2022 from 70% for the three months ended September 30, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic and current inflationary concerns. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,162,523 and $4,999,543 for the three months ended September 30, 2022 and 2021, respectively, an increase of $2,162,980 (43.3%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 84% for the three months ended September 30, 2022 compared to 108% in the same period in 2021. The significant components of selling, general and administrative expenses are as follows:

	Three months ended September 30,
	2022	2021
Research and development expense	$616,174	$492,221
Selling, advertising and promotional expense	1,832,916	1,511,682
General and administrative expense	4,713,433	2,995,640

Total	$7,162,523	$4,999,543

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $616,174 and $492,221 for the three months ended September 30, 2022 and 2021, respectively, an increase of $123,953 (25.2%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,832,916 and $1,511,682 for the three months ended September 30, 2022 and 2021, respectively, an increase of $321,234 (21.3%). Promotional and advertising expenses represent the primary component of these costs and totaled $1,368,996 during the three months ended September 30, 2022, compared to $1,106,284 during the three months ended September 30, 2021, an increase of $262,712 (23.7%). The increase is primarily attributable to the 2022 sponsorship of NASCAR and IndyCar. Additionally, TicketSmarter remains active in sponsorship and advertising.

General and administrative expense. General and administrative expenses totaled $4,713,433 and $2,995,640 for the three months ended September 30, 2022 and 2021, respectively, an increase of $1,717,793 (57.3%). The increase in general and administrative expenses in the three months ended September 30, 2022 compared to the same period in 2021 is primarily attributable to an increase in administrative salaries, as payroll continues to increase with the new acquisition completed by the Company’s healthcare venture during the first half of 2022. General and administrative expense also increased due to a substantial increase in depreciation and amortization, rent expenses, and legal and professional expenses for the three months ended September 30, 2022 compared to the same period in 2021, as a result of the numerous acquisitions completed by the Company that were not relevant to the same period in 2021.

Operating Loss

For the reasons stated above, our operating loss was $6,567,023 and $3,598,973 for the three months ended September 30, 2022 and 2021, respectively, an increase of $2,968,050 (82.5%). Operating loss as a percentage of revenues improved to 77% in the three months ended September 30, 2022 from 78% in the same period in 2021.

Interest Income

Interest income increased to $13,333 for the three months ended September 30, 2022, from $90,036 in the same period of 2021, which reflects our change cash and cash equivalent levels in the third quarter of 2022 compared to the third quarter of 2021. The Company held significant cash and cash equivalents throughout the third quarter of 2021, allowing a full three months of interest income due to the two completed registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million.

Interest Expense

We incurred interest expense of $14,255 and $5,675 during the three months ended September 30, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $1,091,821 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $21,656 during the three months ended September 30, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a loss on the change in fair value of contingent consideration promissory notes of $138,877 and $-0- during the three months ended September 30, 2022 and 2021, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from June 30, 2022, to September 30, 2022, totaled $1,164,849 which was recognized as a gain in the third quarter of 2022. The Company determined the fair value of such warrants as of June 30, 2022, and as of August 23, 2022, to be $9,285,143 and $0, respectively.

Gain on Extinguishment of Warrant Derivative Liabilities

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $3,624,794 and $-0- during the three months ended September 30, 2022 and 2021, respectively. This is in connection with the Warrant Exchange Agreement executed by the Company on August 23, 2022.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $1,919,071 and income of $8,048,936 for the three months ended September 30, 2022 and 2021, respectively, an increase of $9,968,007 (123.8%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended September 30, 2022 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2022. We had approximately $81.4 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2022 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $1,919,071 and net income of $8,048,936 for the three months ended September 30, 2022 and 2021, respectively, an increase of $9,968,007 (123.8%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss attributable to noncontrolling interests of consolidated subsidiary of $16,596 and $19,863 for the three months ended September 30, 2022 and 2021, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $1,902,475 and net income of $8,068,799 for the three months September 30, 2022 and 2021, respectively, an increase of $9,971,275 (123.6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.04 and income per share was $0.16 for the three months ended September 30, 2022 and 2021, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Nine months Ended September 30, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2022 and 2021, represented as a percentage of total revenues for each such quarter:

	Nine months Ended September 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	85%	64%

Gross profit	15%	36%
Selling, general and administrative expenses:
Research and development expense	6%	15%
Selling, advertising and promotional expense	26%	31%
General and administrative expense	54%	84%

Total selling, general and administrative expenses	86%	130%

Operating loss	(71)%	(94)%

Change in fair value of contingent consideration promissory notes	1%	—%
Change in fair value of derivative liabilities	37%	344%
Other income and interest income (expense), net	—%	2%
Income (loss) before income tax benefit	(33)%	252%
Income tax (provision)	—%	—%

Net income/(loss)	(33)%	252%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	—%

Net income (loss) attributable to common stockholders	(34)%	252%

Net income/(loss) per share information:
Basic	$(0.19)	$0.49
Diluted	$(0.19)	$0.49

Product revenues by operating segment is as follows:

	Nine months Ended September 30,
	2022	2021
Product Revenues:
Video Solutions	$4,089,037	$4,988,364
Revenue Cycle Management	—	—
Ticketing	3,593,577	—
Total Product Revenues	$7,682,614	$4,988,364

Product revenues for the nine months ended September 30, 2022 and 2021 were $7,682,614 and $4,988,364 respectively, an increase of $2,694,250 (54%), due to the following factors:

●	Revenues generated by the new ticketing operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new ticketing operating segment generated $3,593,577 in product revenues for the nine months ended September 30, 2022, compared to $-0- for the nine months ended September 30, 2021. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $4,089,037 during the nine months ended September 30, 2022 compared to $4,988,364 for the nine months ended September 30, 2021 due to slowing sales of our ThermoVuTM product lines related to our COVID-19 response. The Company launched two product lines in direct response to the increased safety precautions that organizations and individuals are taking due to the COVID-19 pandemic. ThermoVu™ was launched as a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu™ has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition reasons. ThermoVu™ provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results. ThermoVuTM has been applied in schools, dental office, hospitals, office buildings, and other public venues. The Company also launched its Shield™ disinfectant/sanitizer product lines to fulfill demand by current customers and others for a disinfectant and sanitizer that is less harsh than many of the traditional products now widely distributed. The Shield™ Cleanser product line contains a cleanser with no harsh chemicals or fumes. The Company is beginning to experience decreased demand on these product lines as the COVID-19 pandemic begins to subside.

●	In general, our video solutions operating segment has experienced decreased demand on its product revenues due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition. We introduced our new body-worn cameras, the FirstVu Pro and FirstVu II, in the fourth quarter of 2021, and we have begun to see increased traction with these products in the first nine months of 2022. The Company hopes the interest throughout the marketplace continues to grow for these new products as the market is able to review and test these new products.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Nine months Ended September 30,
	2022	2021
Service and Other Revenues:
Video Solutions	$2,063,696	$2,069,796
Revenue Cycle Management	6,039,807	560,484
Ticketing	12,344,275	2,050,679
Total Service and Other Revenues	$20,447,778	$4,680,959

Service and other revenues for the nine months ended September 30, 2022 and 2021 were $20,447,778 and $4,680,959, respectively, an increase of $15,766,819 (337%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,012,129 and $753,332 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $258,797 (34%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the nine months ended September 30, 2022. We expect this trend to continue throughout 2022 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $601,460 and $786,147 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $184,687 (23%). The continued effects from the COVID-19 pandemic have adversely affected our sales of DVM-800 hardware systems resulting in a decrease in their sales in the nine months ended September 30, 2022 compared to the same period in 2021.

●	Our new ticketing operating segment generated service revenues totaling $12,344,275 and $2,050,679 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $10,293,596 (502%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our ticketing operating segment to continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $6,039,807 and $560,484 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $5,479,324 (978%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the nine months ended September 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the nine months ended September 30, 2022 and 2021 were $28,130,392 and $9,669,323, respectively, an increase of $18,461,069 (191%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the nine months ended September 30, 2022, and 2021 was $8,154,984 and $3,776,185, respectively, an increase of $4,378,799 (116%). Overall cost of goods sold for products as a percentage of product revenues for the nine months ended September 30, 2022, and 2021 were 106% and 76%, respectively. Cost of products sold by operating segment is as follows:

	Nine months Ended September 30,
	2022	2021
Cost of Product Revenues:
Video Solutions	$3,768,413	$3,776,185
Revenue Cycle Management	—	—
Ticketing	4,386,571	—
Total Cost of Product Revenues	$8,154,984	$3,776,185

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first nine months of 2022, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 92% for the nine months ended September 30, 2022 as compared to 76% for the nine months ended September 30, 2021.

The increase in ticketing operating segment cost of product sold is due to the acquisition of TicketSmarter in the third quarter of 2021, resulting in an increase to cost of product revenue of $4,386,571 for the nine months ended September 30, 2022, compared to $-0- for the nine months ended September 30, 2021. Cost of product sold as a percentage of product revenues for the ticketing solutions was 122% for the nine months ended September 30, 2022. The Ticketing Segment recorded an allowance for unsold and under-market tickets during the first quarter 2022 due to event cancellations and restrictions imposed on the size and type of gatherings related to the Omicron variant.

We recorded $3,771,424 and $3,915,089 in reserves for obsolete and excess inventories at September 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,960,740 and $3,062,046 at September 30, 2022 and December 31, 2021, respectively, an increase of $1,898,694 (62%). Finished goods balances were $9,769,951 and $10,512,577 at September 30, 2022 and December 31, 2021, respectively, a decrease of $742,626 (7%) which was attributable to a decrease in finished goods from our newly acquired ticketing segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. We believe the reserves are appropriate given our inventory levels as of September 30, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the nine months ended September 30, 2022, and 2021 was $15,721,210 and $2,419,884, respectively, an increase of $13,301,326 (550%). Overall cost of goods sold for services as a percentage of service revenues for the nine months ended September 30, 2022, and 2021 were 77% and 52%, respectively. Cost of service revenues by operating segment is as follows:

	Nine months Ended September 30,
	2022	2021
Cost of Service Revenues:
Video Solutions	$841,263	$618,845
Revenue Cycle Management	3,519,098	362,802
Ticketing	11,360,849	1,438,237
Total Cost of Service Revenues	$15,721,210	$2,419,884

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 41% for the nine months ended September 30, 2022 as compared to 30% for the nine months ended September 30, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four acquisitions of medical billing companies completed since June 2021. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 58% for the nine months ended September 30, 2022.

The increase in ticketing operating segment cost of service revenues is the due to the 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue of $11,360,849 for the nine months ended September 30, 2022, compared to $1,438,237 for the nine months ended September 30, 2021. Cost of service revenues as a percentage of service revenues for the ticketing segment was 92% for the nine months ended September 30, 2022.

Gross Profit

Overall gross profit for the nine months ended September 30, 2022 and 2021 was $4,254,198 and $3,473,254, respectively, an increase of $780,944 (22%). Gross profit by operating segment was as follows:

	Nine months Ended September 30,
	2022	2021

Gross Profit:
Video Solutions	$1,543,057	$2,663,131
Revenue Cycle Management	2,520,709	197,681
Ticketing	190,432	612,442
Total Gross Profit	$4,254,198	$3,473,254

The overall increase is attributable to the large overall increase in revenues for the nine months ended September 30, 2022 and an increase in the overall cost of sales as a percentage of overall revenues to 85% for the nine months ended September 30, 2022 from 64% for the nine months ended September 30, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and ticketing operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, FirstVu HD, ThermoVuTM, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace and subject to a normalizing economy in the wake of the COVID-19 pandemic and current inflationary concerns. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24,285,808 and $12,554,807 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $11,731,001 (93%). The increase was primarily attributable to the recent acquisitions completed in the third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 86% for the nine months ended September 30, 2022 compared to 130% in the same period in 2021. The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2022	2021
Research and development expense	$1,654,395	$1,402,185
Selling, advertising and promotional expense	7,375,364	2,978,620
General and administrative expense	15,256,049	8,174,002

Total	$24,285,808	$12,554,807

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,654,395 and $1,402,185 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $252,210 (18%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $7,375,364 and $2,978,620 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $4,396,744 (148%). Promotional and advertising expenses represent the primary component of these costs and totaled $6,119,294 during the nine months ended September 30, 2022, compared to $1,677,455 during the nine months ended September 30, 2021, an increase of $4,441,839 (265%). The increase is primarily attributable to the 2022 sponsorship of NASCAR and IndyCar. Additionally, TicketSmarter remains in sponsorship and advertising. TicketSmarter accounted for $3,335,723 of the total promotional and advertising expense for the nine months ended September 30, 2022.

General and administrative expense. General and administrative expenses totaled $15,256,049 and $8,174,002 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $7,082,047 (87%). The increase in general and administrative expenses in the nine months ended September 30, 2022 compared to the same period in 2021 is primarily attributable to an increase in administrative salaries, as payroll continues to increase with the new acquisition completed by the Company’s healthcare venture during the first half of 2022. General and administrative expense also increased due to a substantial increase in depreciation and amortization, rent expenses, and legal and professional expenses for the nine months ended September 30, 2022 compared to the same period in 2021, as a result of the numerous acquisitions completed by the Company that were not relevant to the same period in 2021.

Operating Loss

For the reasons stated above, our operating loss was $20,031,610 and $9,081,553 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $10,950,057 (121%). Operating loss as a percentage of revenues improved to 71% in the nine months ended September 30, 2022 from 94% in the same period in 2021.

Interest Income

Interest income decreased to $116,928 for the nine months ended September 30, 2022, from $222,497 in the same period of 2021, which reflects our change in cash and cash equivalent levels in the third quarter of 2022 compared to the third quarter of 2021. The Company held significant cash and cash equivalents throughout the third quarter of 2021, allowing a full nine months of interest income due to the two completed registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million.

Interest Expense

We incurred interest expense of $39,766 and $8,466 during the nine months ended September 30, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $1,091,821 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $84,818 and $28,210 during the nine months ended September 30, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $347,169 and $-0- during the nine months ended September 30, 2022 and 2021, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 42,500,000 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2021, to September 30, 2022, totaled $6,726,638 which was recognized as a gain in the third quarter of 2022. The Company determined the fair value of such warrants as of December 31, 2021, and as of August 23, 2022, to be $14,846,932 and $0, respectively.

Gain on Extinguishment of Warrant Derivative Liabilities

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $3,624,794 and $-0- during the nine months ended September 30, 2022 and 2021, respectively. This is in connection with the Warrant Exchange Agreement executed by the Company on August 23, 2022.

Income/(Loss) before Income Tax Benefit

As a result of the above results of operations, we reported an income/(loss) before income tax benefit of ($9,299,498) and $24,388,307 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $33,687,805 (138.1%).

Income Tax Benefit

We did not record an income tax expense related to our income for the nine months ended September 30, 2022 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2022. We had approximately $81.4 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2022 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above results of operations, we reported a net income/(loss) of $(9,299,498) and $24,388,307 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $33,687,805 (138.1%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $268,636 and net loss of $19,863 for the nine months ended September 30, 2022 and 2021, respectively.

Net Income/(Loss) Attributable to Common Stockholders

As a result of the above, we reported a net income/(loss) attributable to common stockholders of ($9,568,134) and $24,408,170 for the years nine months September 30, 2022 and 2021, respectively, a decrease of $33,976,304 (139.2%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share was ($0.19) and $0.49 for the nine months ended September 30, 2022 and 2021, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. We have experienced net losses and cash outflows from operating activities since inception. Based upon our current operating forecast, we anticipate that we will need to restore positive operating cash flows and/or raise additional capital in the short-term to fund operations, meet our customary payment obligations and otherwise execute our business plan over the next 12 months. We are continuously in discussions to raise additional capital, which may include a variety of equity and debt instruments; however, there can be no assurance that our capital raising initiatives will be successful. Our recurring losses and level of cash used in operations, along with uncertainties concerning our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern.

Cash, cash equivalents: As of September 30, 2022, we had cash and cash equivalents with an aggregate balance of $6,295,391, a decrease from a balance of $32,007,792 at December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $25,712,401 net decrease in cash during the nine months ended September 30, 2022:

●	Operating activities:	$17,797,992 of net cash used in operating activities. Net cash used in operating activities was $17,797,992 and $12,230,781 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $5,567,211. The decrease is attributable to the net loss incurred for the first nine months of 2022, the non-cash gain attributable to the change in value of the warrant derivative liability, and the usage of cash to increase accounts receivable, prepaid expenses, and other operating assets during the nine months ended September 30, 2022 compared to the same period in 2021.

●	Investing activities:	$3,488,972 of net cash used in investing activities. Cash used in investing activities was $3,488,972 and $17,958,520 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building, and transportation assets; (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets; and (iii) the closing of a business and asset acquisition.

●	Financing activities:	$4,425,437 of net cash used in financing activities. Cash used in financing activities was $4,425,437 and cash provided by financing activities was $66,570,600 for the nine months ended September 30, 2022 and 2021, respectively. During the first nine months of 2022, the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, and made principal payments on contingent consideration promissory notes. During 2021, we raised substantial funds through the completion of two registered direct offerings of our common stock.

Commitments:

We had $6,295,391 of cash and cash equivalents and net positive working capital $20,745,139 as of September 30, 2022. Accounts receivable and other receivables balances represented $8,192,899 of our net working capital at September 30, 2022. We believe we will be able to collect our outstanding receivables on a timely basis and reduce the overall level during the balance of 2022, which could provide positive cash flow to support our operations during 2022. Inventory represents $10,963,916 of our net working capital at September 30, 2022, and finished goods represented $9,769,951 of total inventory at September 30, 2022. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2022 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2022.

Capital Expenditures:

We had the following material commitments for capital expenditures at September 30, 2022:

Stock Repurchase Program - On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the nine months ended September 30, 2022, the Company repurchased 3,725,986 shares of its common stock for $4,026,523, in accordance with the Program.

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 5,460,824 shares at a cost of $6,001,602 through June 30, 2022.

Lease commitments. Total lease expense under the six operating leases was approximately $140,967 and $415,269, during the three and nine months ended September 30, 2022, respectively. The following sets forth the operating lease right of use assets and liabilities as of September 30, 2022:

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2022:

Assets:
Operating lease right of use assets	$846,521

Liabilities:
Operating lease obligations-current portion	$304,294
Operating lease obligations-less current portion	610,422
Total operating lease obligations	$914,716

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2022 (October 1, to December 31, 2022)	$125,174
2023	305,627
2024	245,761
2025	196,462
Thereafter	175,113
Total undiscounted minimum future lease payments	1,048,137
Imputed interest	(133,421)
Total operating lease liability	$914,716

Debt obligations – Outstanding debt obligations comprises the following:

	September 30, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	205,865	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	436,449	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	449,507	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	—
Debt obligations	1,241,821	1,117,212
Less: current maturities of debt obligations	569,934	389,934
Debt obligations, long-term	$671,887	$727,278

Debt obligations mature as follows as of September 30, 2022:

September 30, 2022
2022 (October 1, 2022 to December 31, 2022)	$142,477
2023	569,983
2024	386,585
2025	3,412
2026	3,542
2027 and thereafter	135,822

Total	$1,241,821

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

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $256.5 million since we commenced deliveries during 2006.

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

Inventories consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$4,960,740	$3,062,046
Work-in-process– video solutions segment	4,649	—
Finished goods – video solutions segment	8,071,218	8,410,307
Finished goods – ticketing segment	1,698,733	2,102,272
Subtotal	14,735,340	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(3,227,488)	(3,353,458)
Reserve for excess and obsolete inventory – ticketing segment	(543,936)	(561,631)
Total inventories	$10,963,916	$9,659,536

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 25.6% of the gross inventory balance at September 30, 2022, compared to 28.8% of the gross inventory balance at December 31, 2021. We had $3,771,424 and $3,915,089 in reserves for obsolete and excess inventories at September 30, 2022 and December 31, 2021, respectively. Total raw materials and component parts were $4,960,740 and $3,062,046 at September 30, 2022 and December 31, 2021, respectively, an increase of $1,898,694 (62.0%). Finished goods balances were $9,769,951 and $10,512,579 at September 30, 2022 and December 31, 2021, respectively, a decrease of $742,628 (7.1%). The decrease in finished goods was primarily attributable to a reduction in ticketing inventory of $403,539 at September 30, 2022 compared to December 31, 2021. The slight decrease in the inventory reserve is primarily due to the reduction in finished goods that had a reserve placed on them prior to sale. The remaining reserve for inventory obsolescence is generally provided for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus and LaserAlly legacy products. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels at September 30, 2022.

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

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $10,040 as of September 30, 2022 compared to $13,742 as of December 31, 2021 as we began to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

On August 23, 2022, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreements”) with each of the Investors, pursuant to which the Company agreed to issue to the Investors an aggregate of 6,075,000 shares of Common Stock in exchange for the cancellation by the Investors of the January Warrants, the Exchange Warrants and the Replacement Originals Warrants. On the date of the exchange, the Company calculated the fair value of the issuance of common shares pursuant to the Warrant Exchange Agreements, attributing that value to common stock and additional paid in capital. The remaining value of the warrant derivative liability was attributed to an income from change in fair market value of warrant derivative liabilities and gain on extinguishment of warrant derivative liabilities in the consolidated statement of operations. On the date of the Warrant Exchange Agreement, the fair value of the warrant derivative liability was $8.1 million, compared to $9.3 million at June 30, 2022, resulting in income from change in fair market value of warrant derivative liabilities of $1.2 million during the three months ended September 30, 2022. Further, the value of the issued shares of Common Stock was $4.5 million, applied to additional paid in capital, resulting in a gain on the extinguishment of warrant derivative liabilities of $3.6 million during the three months ended September 30, 2022. The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of August 23, 2022:

	Issuance date assumptions	August 23, 2022 assumptions
Volatility - range	106.6 – 166.6%	103.7%
Risk-free rate	0.08 – 0.49%	3.17 – 3.36%
Dividend	0%	0%
Remaining contractual term	0.01 – 5 years	3.4 – 4.1 years
Exercise price	$2.80 - 3.25	$3.25
Common stock issuable under the warrants	42,550,000	24,300,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 25,000 stock options granted during the nine months ended September 30, 2022.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of September 30, 2022, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be decreased by $7,615,000 to a balance of $16,980,000 to fully reserve our deferred tax assets at December 31, 2021. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2022, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2022 representing uncertain tax positions.

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

Inflation and Seasonality

As inflation in the United States and abroad has increased and become more prominent, inflationary pressures adversely affected all of the Company’s reporting segments’ gross margins during the first nine months of fiscal year 2022, and are expected to persist for the remainder of fiscal year 2022 and beyond. We do not believe that our Video Solutions and Revenue Cycle Management segments business is seasonal in nature; however, the Ticketing Segment is expected to generate higher revenues during the second half of the calendar year than in the first half due to the increased sporting events throughout the country during the second half of the calendar year in comparison to the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the third quarter of 2022 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022)

3.2	Articles of Merger (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022)

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022)

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

