Form 10-Q/A
period 2022-09-30
DIGITAL ALLY, INC.
filed 2022-12-09
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANTORY NOTE

Digital Ally, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (this “Amendment”), to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Report”). The purpose of this Amendment is to correct typographical errors related to segment net revenues, and is therefore limited in scope to make the following changes to the Original Report:

●	To amend “Part I – Item 1. Financial Statements” to correct Note 19. Segment Data, which inadvertently reflected (i) revenue cycle management segment reported net revenues of $2,050,679 for the three and nine months ended September 30, 2021 (whereas the accurate amount was $560,486 for such periods), and (ii) ticketing segment reported net revenues of $560,486 for the three and nine months ended September 30, 2021 (whereas the accurate amount was $2,050,679 for such periods).

●	To amend “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to correct the summarized financial information for the Company’s reportable business segments, which inadvertently reflected the same typographical inaccuracies.

●	To amend “Part II - Item 6. Exhibits” to include currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment has not been updated to give effect to any subsequent events beyond those that existed as of the original filing date of the Original Report and thus should be read in conjunction with the Original Report, as well as the Company’s other filings with the SEC. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Report in any way.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2022, and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (as amended)	2022	2021 (as amended)
Net Revenues:
Video Solutions	$2,092,927	$2,028,660	$6,152,733	$7,058,161
Revenue Cycle Management	2,015,112	560,483	6,039,807	560,483
Ticketing	4,376,114	2,050,679	15,937,852	2,050,679
Total Net Revenues	$8,484,153	$4,639,822	$28,130,392	$9,669,323

Gross Profit (Loss):
Video Solutions	$515,615	$590,447	$1,543,057	$2,663,131
Revenue Cycle Management	866,277	197,682	2,520,709	197,682
Ticketing	(786,392)	612,441	190,432	612,441
Total Gross Profit	$595,500	$1,400,570	$4,254,198	$3,473,254

Operating Income (loss):
Video Solutions	$(1,481,048)	$(940,039)	$(4,327,049)	$(1,919,559)
Revenue Cycle Management	117,844	(40,537)	236,628	(40,537)
Ticketing	(2,149,412)	44,026	(5,915,953)	44,026
Corporate	(3,054,407)	(2,662,423)	(10,025,236)	(7,165,483)
Total Operating Income (Loss)	$(6,567,023)	$(3,598,973)	$(20,031,610)	$(9,081,553)

Depreciation and Amortization:
Video Solutions	$213,446	$119,560	$584,266	$236,131
Revenue Cycle Management	320,004	2,890	959,366	2,890
Ticketing	102,211	609	102,575	609
Total Depreciation and Amortization	$635,661	$123,059	$1,646,207	$239,630

	September 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$33,656,285	$25,983,348
Revenue Cycle Management	2,446,740	934,095
Ticketing	15,072,548	12,260,780
Corporate	17,221,891	43,810,974
Total Identifiable Assets	$68,397,464	$82,989,197

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2022, and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021 (as amended)	2022	2021 (as amended)
Net Revenues:
Video Solutions	$2,092,927	$2,028,660	$6,152,733	$7,058,161
Revenue Cycle Management	2,015,112	560,483	6,039,807	560,483
Ticketing	4,376,114	2,050,679	15,937,852	2,050,679
Total Net Revenues	$8,484,153	$4,639,822	$28,130,392	$9,669,323

Gross Profit (Loss):
Video Solutions	$515,615	$590,447	$1,543,057	$2,663,131
Revenue Cycle Management	866,277	197,681	2,520,709	197,681
Ticketing	(786,392)	612,4412	190,432	612,442
Total Gross Profit	$595,500	$1,400,570	$4,254,198	$3,473,254

Operating Income (loss):
Video Solutions	$(1,481,048)	$(940,039)	$(4,327,049)	$(1,919,559)
Revenue Cycle Management	117,844	(40,537)	236,628	(40,537)
Ticketing	(2,149,412)	44,026	(5,915,953)	44,026
Corporate	(3,054,407)	(2,662,423)	(10,025,236)	(7,165,483)
Total Operating Income (Loss)	$(6,567,023)	$(3,598,973)	$(20,031,610)	$(9,081,553)

Depreciation and Amortization:
Video Solutions	$213,446	$119,560	$584,266	$236,131
Revenue Cycle Management	320,004	2,890	959,366	2,890
Ticketing	102,211	609	102,575	609
Total Depreciation and Amortization	$635,661	$123,059	$1,646,207	$239,630

	September 30, 2022	December 31, 2021
Assets (net of eliminations):
Video Solutions	$33,656,285	$25,983,348
Revenue Cycle Management	2,446,740	934,095
Ticketing	15,072,548	12,260,780
Corporate	17,221,891	43,810,974
Total Identifiable Assets	$68,397,464	$82,989,197

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

Date: December 9, 2022

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	President and Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

