Form 10-K
period 2022-12-31
DIGITAL ALLY, INC.
filed 2023-03-31
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 Marshall Drive, Lenexa, KS	66215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	DGLY	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price ($15.80), was: $34,496,434, which have been adjusted for the Reverse Split (as defined below).

The number of shares of our common stock outstanding as of March 31, 2023 was: 2,755,224 as adjusted for the Company’s 1-for-20 reverse stock split, which was effective on February 6, 2023 (the “Reverse Split”). All share and price per share information in this Annual Report on Form 10-K has been adjusted to reflect the Reverse Split.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2022

Part I

Item 1.	Business.

Overview

We were incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. From that date until November 30, 2004, when we entered into a Plan of Merger with Digital Ally, Inc., a Nevada corporation which was formerly known as Trophy Tech Corporation (the “Predecessor Registrant”), we had not conducted any operations and were a closely-held company. In conjunction with the merger, we were renamed Digital Ally, Inc.

On January 2, 2008, we commenced trading on the Nasdaq Capital Market under the symbol “DGLY.” We conduct our business from 14001 Marshall Drive, Lenexa, Kansas 66215. Our telephone number is (913) 814-7774. Our website address is www.digitalallyinc.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

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

For the purposes of this Annual Report on Form 10-K, unless the context otherwise requires, (i) the term “our,” or “us” refers to the Predecessor Registrant and its subsidiaries with respect to the period prior to the Effective Time and to the Registrant and its subsidiaries with respect to the period on and after the Effective Time; (ii) as of any period prior to the Effective Time, references to the “directors” mean the directors of the Predecessor Registrant, and, as of any period at and after the Effective Time, the directors of the Registrant, (iii) as of any period prior to the Effective Time, references to “stockholders” mean the holders of Predecessor Common Stock, and, as of any period at and after the Effective Time, the holders of Registrant Common Stock, and (iv) as of any period prior to the Effective Time, references to “Common Stock” means the Predecessor Common Stock, and, as of any period at and after the Effective Time, Registrant Common Stock.

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. The following table sets forth the Company’s total revenue and the revenue derived from each reportable operating segment:

	Years Ended December 31,
	2022	2021
Net Revenues:
Video Solutions	$8,252,288	$9,073,626
Revenue Cycle Management	7,886,107	1,630,048
Entertainment	20,871,500	10,709,760
Total Net Revenues	$37,009,895	$21,413,434

Additional information regarding each reportable operating segment is also included in Note 23 entitled Segment Data of “Notes to Consolidated Financial Statements”.

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

Our video solutions segment revenue encompasses video recording products and services for our law enforcement and commercial customers and the sale of ShieldTM disinfectant and personal protective products. This segment generates revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

Revenue Cycle Management Operating Segment

We entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare, LLC (“Nobility Healthcare”). Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and has since completed three more acquisitions of private medical billing companies, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we aim to maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Entertainment Operating Segment

We have also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter, Inc. (“TicketSmarter”) and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

Our entertainment operating segment consists of ticketing services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Ticketing direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

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

The DVM-250 Plus is a part of the DVM family and is designed for commercial fleets featuring built-in digital audio and video recording technology and other features to provide commercial fleet managers unmatched driver and asset management – all while aiming to deliver the return on investment that matters most: the safety and security of drivers and passengers. The DVM-250 Plus is designed to capture events, such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. The commercial fleet markets may find our units attractive from both a feature and a cost perspective compared to other providers. Due to our marketing efforts, commercial fleets are beginning to adopt this technology, and in particular, the ambulance and taxi-cab markets.

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

We expect the EVO-HD to become the platform for a new family of in-car video solution products for the commercial markets. The innovative EVO-HD technology is expected to replace the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle, while offering numerous hardware configurations to meet the varied needs and requirements of our commercial customers. In its commercial market application, the EVO-HD can support up to four HD cameras, with two cameras having pre-event and ECA capabilities to allow customers to review entire shifts. An internal cell modem will allow for connectivity to the FleetVu Manager cloud-based system for commercial fleet tracking and monitoring, which is powered by AWS and real time metadata when in the field.

Body-Worn Digital Video System – FirstVu Pro, FirstVu II, and FirstVu HD for Law Enforcement and Private Security

During 2021, Digital Ally launched two next generation body-worn cameras and docking stations, refreshing the Company’s complete ecosystem of evidence recording devices. The latest body worn camera launched by the Company is the FirstVu Pro, the Company’s flagship product in its family of next generation of technology. The light weight, one-piece unit captures full HD video and audio, while offering industry leading features such as live streaming, a full-color touchscreen display, an advanced image sensor with IR LEDs, proprietary image distortion reduction, IP67 rated resisting dust and wind and is water submersible for 30 minutes at a depth of 3 feet. It is also MIL-STD-810G compliant capable of handling drops, shock, and vibration, and will function flawlessly in a wide temperature range.

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

Auto-activation and Interconnectivity Between In-car Video Systems and Body-worn Camera Products – VuLink for Law Enforcement

Recognizing a critical limitation in law enforcement camera technology, we pioneered the development of our VuLink ecosystem that provides intuitive auto-activation functionality as well as coordination between multiple recording devices. The United States Patent and Trademark Office (the “USPTO”) has recognized these pioneering efforts by granting us multiple patents with claims covering a variety of triggers, including emergency lights and sirens, extreme acceleration or braking, g-force or any 12-volt relay. Additionally, the awarded patent claims cover automatic coordination between multiple recording devices. Prior to our VuLink ecosystem, officers had to manually activate each device while responding to emergency scenarios, a requirement that both decreased the usefulness of the existing camera systems and diverted officers’ attention during critical moments.

EVO Web and FleetVu Manager

EVO Web is a web-based software, powered by and hosted on the AWS GovCloud platform, that enables police departments and security agencies to manage digital video evidence quickly and easily. EVO Web is capable of playing back, reviewing, downloading, archiving, unit configuration and management, running customizable reports and maintaining a chain of custody logs. AWS is the most secure cloud platform on the market with features that go beyond simply storing and reviewing video evidence. AWS GovCloud platform is trusted by the Department of Justice, Defense Digital Services for the US Air Force, U.S. Department of Treasury, and U.S. Department of Homeland Security. Our products that are compatible with EVO Web include: FirstVu Pro, FirstVu II, FirstVu HD, QuickVu, EVO-HD, DVM-800 and DVM-800 Lite.

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

ShieldTM Heath Protection Products

The Company’s ShieldTM brand offers a variety of products to help keep you safe, including; Shield Cleansers, ThermoVu, Shield Electrostatic Sprayer, Shied Disinfectant, and a variety of personal protection equipment including masks, gloves and sanitizer wipes.

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

Our Entertainment Operating Segment Products and Services

Through our entertainment segment, we provide customers with access to the online live event ticketing marketplace through our online platform - TicketSmarter.com. Offering over 48 million tickets for sale for over 125,000 live events, TicketSmarter is a national ticket marketplace offering tickets for live events featuring sports, concerts and theatre. TicketSmarter is the official ticket resale partner of more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues.

Our entertainment operating segment primarily receives compensation for its services generally determined as a percentage of the face-value of the tickets being purchased. Our entertainment operating segment also provides customers with access to tickets which it has purchased or received in return for its sponsorship or partnership from the venue, event or owner.

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

Market and Industry Overview – Revenue Cycle Management Operating Segment

Our revenue cycle management segment consists of end-to-end revenue cycle management services that focuses on claim reimbursement billing, verification, and related services to medical providers throughout the country. We offer agreements with customers in which we provide our services and bill the customers monthly for our services. The healthcare industry in the United States represents a strong portion of the United States’ economy, offering a robust market for these services. Our current market includes many diverse specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine, and cardiology. We continue to investigate ways to expand our market reach, although can make no assurances in that regard.

Market and Industry Overview – Entertainment Operating Segment

Our entertainment segment refers to the sale of event tickets primarily through our online and mobile platforms. We will buy inventory of event ticket to then sell tickets through various platforms, including our own. Our resale services refer to the sale of tickets by a holder, who originally obtained the tickets directly from a venue or entity, through our platform in which we then collect services fees on the transaction. This is commonly referred to as secondary ticketing. We work directly with consumers looking to buy or sell event tickets for particular shows, concerts, games, and other events, allowing a simple and effective platform to move tickets. We also currently partner with more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues.

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

Competition – Entertainment Operating Segment

Our entertainment segment faces robust competition from several sources throughout the industry. As the online and mobile ticketing market continues to increase, it has allowed for more technology-based companies to offer ticketing services and systems. The online environment consists of numerous other websites and platforms for all markets. With the market continuing to grow, resale marketplaces and websites can reach a vastly larger audience with more convenient access to tickets for a wide variety of events. We continue to build our brand and recognition, through the numerous partnerships and sponsorships throughout the country, in attempt to become a preferred platform for consumers.

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

Intellectual Property – Entertainment Operating Segment

Our entertainment operating segment’s ability to compete effectively primarily depends on our trade secrets and know-how and does not depend heavily on any proprietary technology or patents.

Human Capital

As of December 31, 2022, Digital Ally, and its subsidiaries, had approximately 201 full-time employees spread throughout the country, representing the core values and objectives of the Company. These employees are spread amongst our operating segments as follows:

As of December 31,
2022
Employee headcount:
Video Solutions	109
Revenue Cycle Management [1]	78
Entertainment	14
Total Employee Headcount	201

[1] Our revenue cycle management operating segment has no direct employees. Nobility Healthcare, our minority interest partner provides all human capital resources to manage and operate the Company’s revenue cycle management operating segment.

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

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space which had served as its principal executive office and primary business location, prior to the completed building purchase. The Company plans to relocate the entertainment operating segment operations to this existing leased facility in 2023. This facility contains approximately 16,531 square feet and is located at 15612 College Blvd, Lenexa, Kansas 66219. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 31, 2026.

On April 30, 2021, the Company closed on the purchase and sale agreement to acquire a 71,361 square feet commercial office building located in Lenexa, Kansas which is intended to serve as the Company’s future office and warehouse needs for executive offices and for management and warehouse operations for the video solutions operating segment. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million. The Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through Nobility Healthcare, a majority owned subsidiary. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 and terminate in July 2024. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

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

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC, through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for the TicketSmarter office space. The lease terms included monthly payments ranging from $7,211 to $7,364 and expired in December 2022. The Company signed a six month extension through June 2023, and plans to relocate the entertainment operating segment operations at that time.

On January 1, 2022, the Company completed the acquisition of another private medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626 and terminate in June 2025. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

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

Culp McCauley

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

Holders of Common Stock

As of March 31, 2023, we had approximately 170 shareholders of record for our Common Stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of Common Stock. The holders of our Common Stock will be entitled to non-cumulative dividends on the shares of Common Stock, when and as declared by our board of directors (“Board of Directors” or “Board”) in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal years 2022 and 2021; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to deliver our new product offerings as scheduled in 2023, and whether new products perform as planned or advertised and whether they will help increase our revenues; (7) whether we will be able to increase the sales, domestically and internationally, for our products in the future; (8) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (9) our ability to produce our products in a cost-effective manner; (10) competition from larger, more established companies with far greater economic and human resources; (11) our ability to attract and retain quality employees; (12) risks related to dealing with governmental entities as customers; (13) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (14) characterization of our market by new products and rapid technological change; (15) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (16) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (17) our dependence on key personnel; (18) our reliance on third-party distributors and sales representatives for part of our marketing capability; (19) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (20) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (21) our ability to generate more recurring cloud and service revenues; (22) risks related to our license arrangements; (23) our revenues and operating results may fluctuate unexpectedly from quarter to quarter; (24) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (25) the sale of substantial amounts of our Common Stock that may have a depressive effect on the market price of the outstanding shares of our Common Stock; (26) the possible issuance of Common Stock subject to options and warrants that may dilute the interest of stockholders; (27) our nonpayment of dividends and lack of plans to pay dividends in the future; (28) future sale of a substantial number of shares of our Common Stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (29) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (30) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (31) whether such technology will have a significant impact on our revenues in the long-term; (32) whether we will be able to meet the standards for continued listing on the Nasdaq Capital Market; and (33) indemnification of our officers and directors.

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

Revenue Cycle Management Operating Segment - We entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition in June 2021, when it acquired a private medical billing company, and have since completed three additional acquisitions of private medical billing companies, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

Entertainment Operating Segment - We also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

Segment Overview

Our reportable segments are: 1) video solutions, 2) revenue cycle management, and 3) entertainment.

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

Revenue Cycle Management Operating Segment

Our revenue cycle management segment consists of our medical billing subsidiaries. Revenues of this segment are recognized after we perform our obligations of our revenue cycle management services. Our revenue cycle management segment is services performed and such services are charged monthly, generally based on a contractual percentage of total customer collections, for which we recognize our net service fees.

To judge the health of our revenue cycle management segment, we review the collection success rate and collection timing. In addition, we review the associated costs incurred to assist our customers, and any changes in operating margins and cash flows.

Entertainment Operating Segment

Our entertainment operating segment consists of ticketing services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Ticketing direct expenses include the cost of tickets purchased for resale by the Company and holds as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

To judge the health of our entertainment operating segment, we review the gross transaction value, which represents the total value related to a ticket sale and includes the face value of the ticket as well as the service charge. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, the overall number of customers in our database, and the number and percentage of tickets sold via the website and mobile app.

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2022, and 2021:

	Years Ended December 31,
	2022	2021
Net Revenues:
Video Solutions	$8,252,288	$9,073,626
Revenue Cycle Management	7,886,107	1,630,048
Entertainment	20,871,500	10,709,760
Total Net Revenues	$37,009,895	$21,413,434

Gross Profit (loss):
Video Solutions	$(1,250,277)	$2,002,345
Revenue Cycle Management	3,303,477	521,047
Entertainment	268,741	3,140,383
Total Gross Profit	$2,321,941	$5,663,775

Operating Income (loss):
Video Solutions	$(9,278,721)	$(4,497,196)
Revenue Cycle Management	357,705	93,763
Entertainment	(7,369,241)	235,432
Corporate	(13,443,001)	(10,592,909)
Total Operating Income (Loss)	$(29,733,258)	$(14,760,910)

Depreciation and Amortization:
Video Solutions	$769,228	$395,361
Revenue Cycle Management	128,082	—
Entertainment	1,279,369	427,128
Total Depreciation and Amortization	$2,176,679	$822,489

Assets (net of eliminations):
Video Solutions	$28,509,706	$25,983,348
Revenue Cycle Management	2,201,570	934,095
Entertainment	11,190,491	12,260,780
Corporate	14,766,295	43,810,974
Total Identifiable Assets	$56,668,062	$82,989,197

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

Consolidated Results of Operations

We experienced operating losses for all quarters during 2022 and 2021. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenue	$8,879,504	$8,484,153	$9,351,457	$10,294,781	$11,744,112	$4,639,822	$2,493,671	$2,535,829
Gross profit	(1,932,256)	595,500	1,719,078	1,939,619	2,190,523	1,400,570	1,260,800	811,882
Gross profit margin percentage	(21.8)%	7.0%	18.4%	18.8%	18.7%	30.2%	50.6%	32.0%
Total selling, general and administrative expenses	7,769,389	7,162,523	8,380,330	8,742,957	7,869,883	4,999,543	3,877,684	3,677,575
Operating loss	(9,701,645)	(6,567,023)	(6,661,252)	(6,803,338)	(5,679,360)	(3,598,973)	(2,616,884)	(2,865,693)
Operating loss percentage	(109.3)%	(77.4)%	(71.2)%	(66.1)%	(48.4)%	(77.6)%	(104.9)%	(113.0)%
Net income/(loss)	$(9,574,258)	$(1,919,071)	$(682,187)	$(6,698,242)	$1,122,791	$8,068,799	$(5,382,487)	$21,721,858

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (7) the completion of corporate acquisitions including the recent purchases in the revenue cycle management and entertainment operating segments. We reported net loss of $9,574,258 on revenues of $8,879,504 for the fourth quarter of 2022.

The factors and trends affecting our recent performance include:

●	The Company formed two new operating segments in 2021 and revenues increased in the first through third quarters of 2022 compared to the same quarters in 2021. The primary reason for the revenue increase in 2022 is the completion of three acquisitions in 2021, being TicketSmarter which is included in our entertainment operating segment and two acquisitions of medical billing companies through our revenue cycle management operating segment, paired with two further acquisitions within the revenue cycle management operating segment in the first quarter of 2022. The new entertainment operating segment generated $20,871,500 in revenue in 2022, and our revenue cycle management operating segment generated $7,886,107 in revenues for 2022. We expect to continue to experience improved results from our two new operating segments and their recent acquisitions, along with improved results from the video solutions segment as the recurring revenue model expands.

●	Our objective is to expand our video solutions segment’s recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $431,167 in the fourth quarter of 2022, an increase of $128,533 (42%) over the fourth quarter of 2021. Overall, cloud revenues increased to approximately $1,471,860 for the year ended December 31, 2022 compared to approximately $1,055,965 for the year ended December 31, 2021, an increase of $415,895, or 39%. We are pursuing several new market channels outside of our traditional law enforcement and private security customers, similar to our NASCAR and event security customers, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

●	We have a multi-year official partnership with NASCAR, naming us “A Preferred Technology Provider of NASCAR.” As part of the relationship, we provide cameras that are mounted in the Monster Energy NASCAR Cup Series garage throughout the season, bolstering both NASCAR’s commitment to safety at every racetrack, as well as enhancing its officiating process through technology. Our relationship with NASCAR has yielded many new opportunities with NASCAR related sponsors. We believe this partnership with NASCAR demonstrates the flexibility of our product offerings and will help expand the appeal of our products and service capabilities to new commercial markets. We also have an affiliation with the Indy series races and, in particular, the Rahal Letterman Lanigan Racing team which has several cars in most Indy style races. These relationships provide us with access to many potential customers through the various programs supported by both the NASCAR and Indy-Style car race series.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 15, “Commitments and Contingencies,” to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2022 and 2021, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	94%	74%

Gross profit	6%	26%

Selling, general and administrative expenses:
Research and development expense	6%	9%
Selling, advertising and promotional expense	25%	27%
General and administrative expense	55%	60%

Total selling, general and administrative expenses	87%	96%

Operating loss	(80)%	(69)%

Change in fair value of derivative liabilities	18%	171%
Change in fair value of contingent consideration promissory notes and earn-out agreements	1%	17%
Warrant modification expense	—%	(1)%
Change in fair value of short-term investments	—%	—%
Gain on extinguishment of warrant derivative liability	10%	—%
Gain on extinguishment of debt	—%	—%
Gain on sale of property, plant and equipment	1%	—%
Interest income (expense) and other income, net	(1)%	1%

Income (loss) before income tax benefit	(51)%	119%
Income tax expense (benefit)	—%	—%

Net income (loss)	(51)%	119%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	—%
Loss on redemption – Series A & B convertible redeemable preferred stock	(6)%	—%

Net income (loss) attributable to common stockholders	(59)%	119%

Net income (loss) per share information:
Basic	$(8.50)	$10.14
Diluted	$(8.50)	$10.14

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenues:

Product revenues primarily includes video operating segment hardware sales of in-car and body-worn cameras, along with sales of our ThermoVuTM units, disinfectants, and personal protective equipment. Additionally, product revenues also include the sale of tickets by our entertainment operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our entertainment segment until their sale.

Service and other revenues consist of cloud and warranty services revenues from our subscription plan and storage offerings of our video solutions segment. Our entertainment operating segments’ secondary ticketing marketplace revenues are included in service revenue. We recognize service revenue from sales generated through its secondary ticketing marketplace as we collect net services fees on secondary ticketing marketplace transactions. Lastly, our revenue cycle management segment revenues are included in the service revenues for services provided to medical providers throughout the country.

The following table presents revenues by type and segment:

	Year Ended December 31,
	2022	% Change	2021
Product revenues:
Video solutions	$5,401,089	(15.5)%	$6,393,050
Entertainment	5,598,803	100.9%	2,787,237
Total product revenues	10,999,892	19.8%	9,180,287
Service and other revenues:
Video solutions	2,851,199	6.4%	2,680,576
Entertainment	15,272,697	92.8%	7,922,523
Revenue cycle management	7,886,107	384.0%	1,630,048
Total service and other revenues	26,010,003	112.6%	12,233,147
Total revenues	$37,009,895	72.8%	$21,413,434

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues for the years ended December 31, 2022 and 2021 were $10,999,892 and $9,180,287, respectively, an increase of $1,819,605 (20%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s acquisition of TicketSmarter on September 1, 2021. The new entertainment operating segment generated $5,598,803 in product revenues for the year ended December 31, 2022, compared to $2,787,237 for the fiscal year ended December 31, 2021. This largely relates to the Company having a full year of activity in 2022, in comparison to just four months of activity post-acquisition in 2021.

●	The Company’s video solutions operating segment generated product revenues totaling $5,401,089 during the year ended December 31, 2022 compared to $6,393,050 for the year ended December 31, 2021. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the year ended December 31, 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues for the years ended December 31, 2022 and 2021 were $26,010,003 and $12,233,147, respectively, an increase of $13,776,856 (113%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,471,860 and $1,055,965 for the years ended December 31, 2022 and 2021, respectively, an increase of $415,895 (39%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the year ended December 31, 2022. We expect this trend to continue for 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $692,017 and $978,018 for the years ended December 31, 2022 and 2021, respectively, an decrease of $286,001 (29%). This correlates with the decrease in sales of DVM-800 hardware systems resulting in a decrease in their associated extended warranty.

●	Our new entertainment operating segment generated service revenues totaling $15,272,697 and $7,922,523 for the years ended December 31, 2022 and 2021, respectively, an increase of $7,350,174 (93%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC in the third quarter of 2021, thus resulting in the new revenue stream for the Company during the last fourth months of 2021 and twelve months ended December 31, 2022. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. This increase reflects a full twelve months of service revenues by our entertainment operating segment, which we hope will continue to present a strong revenue outlook moving forward.

●	Our new revenue cycle management operating segment generated service revenues totaling $7,886,107 and $1,630,048 for the years ended December 31, 2022 and 2021, respectively, an increase of $6,256,059 (384%). Our revenue cycle management operating segment has completed four acquisitions since formation in June 2021, thus resulting in the new service revenue stream added in the twelve months ended December 31, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the years ended December 31, 2022, and 2021 were $37,009,895 and $21,413,434, respectively, an increase of $15,596,461 (73%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the years ended December 31, 2022, and 2021 was $14,372,115 and $8,635,047, respectively, an increase of $5,737,068 (66%). Overall cost of goods sold for products as a percentage of product revenues for the years ended December 31, 2022, and 2021 were 131% and 94%, respectively. Cost of products sold by operating segment is as follows:

	Years Ended December 31,
	2022	2021
Cost of Product Revenues:
Video Solutions	$8,332,484	$6,197,061
Revenue Cycle Management	—	—
Entertainment	6,039,631	2,437,986
Total Cost of Product Revenues	$14,372,115	$8,635,047

The increase in cost of goods sold for our video solutions segment products is due to numerous factors including a sizeable increase in the allowance for excess and obsolete inventory, mostly surrounding the personal protective equipment product line. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 154% for the year ended December 31, 2022 as compared to 97% for the year ended December 31, 2021.

The increase in entertainment operating segment cost of product sold is due to the September 1, 2021 acquisition of TicketSmarter, resulting in a full twelve months of cost of product revenues for the year ended December 31, 2022, and an increase to cost of product revenue of $3,601,645 for the year ended December 31, 2022 compared to $2,437,986 for the year ended December 31, 2021. Cost of product sold as a percentage of product revenues for the entertainment segment increased to 108% for the year ended December 31, 2022 as compared to 87% for the year ended December 31, 2021.

We recorded $5,489,541 and $3,353,458 in reserves for obsolete and excess inventories for the years ended December 31, 2022 and 2021, respectively. Total raw materials and component parts were $4,509,165 and $3,062,046 for the years ended December 31, 2022 and 2021, respectively, an increase of $1,447,119 (47%). Finished goods balances were $7,816,618 and $10,512,579 for the years ended December 31, 2022 and December 31, 2021, respectively, a decrease of $2,695,961 (26%) which was attributable to a reduction in inventory for the video solutions product lines and a large decrease in ticket inventory for the newly acquired entertainment segment. The increase in the inventory reserve is primarily due to inventory obsolescence for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus, LaserAlly legacy products, ThermoVu products, and personal protective equipment. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2022.

Cost of Service Revenue

Overall cost of service revenue sold for the years ended December 31, 2022, and 2021 was $20,315,839 and $7,114,612, respectively, an increase of $13,201,227 (186%). Overall cost of goods sold for services as a percentage of service revenues for the years ended December 31, 2022, and 2021 were 78% and 58%, respectively. Cost of service revenues by operating segment is as follows:

	Years Ended December 31,
	2022	2021
Cost of Service Revenues:
Video Solutions	$1,170,081	$874,219
Revenue Cycle Management	4,582,630	1,109,001
Entertainment	14,563,128	5,131,392
Total Cost of Service Revenues	$20,315,839	$7,114,612

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the year ended December 31, 2022 compared to the year ended December 31, 2021. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 41% for the year ended December 31, 2022 as compared to 33% for the year ended December 31, 2021.

The increase in revenue cycle management operating segment cost of service revenue is due to the four completed acquisitions of medical billing companies in late 2021 and early 2022. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment decreased to 58% for the year ended December 31, 2022 as compared to 68% for the year ended December 31, 2021.

The increase in entertainment operating segment cost of service revenues is due to the September 1, 2021 acquisition of TicketSmarter, resulting in an increase to cost of service revenue to $14,563,128 for the year ended December 31, 2022, compared to $5,131,392 for the year ended December 31, 2021. Cost of service revenues as a percentage of service revenues for the entertainment increased to 95% for the year ended December 31, 2022 as compared to 65% for the year ended December 31, 2021.

Gross Profit

Overall gross profit for the years ended December 31, 2022 and 2021 was $2,321,941 and $5,663,775, respectively, a decrease of $3,341,833 (59%). Gross profit by operating segment was as follows:

	Years Ended December 31,
	2022	2021
Gross Profit:
Video Solutions	$(1,250,278)	$2,002,345
Revenue Cycle Management	3,303,477	521,047
Entertainment	268,742	3,140,383
Total Gross Profit	$2,321,941	$5,663,775

The overall decrease is attributable to the increase in cost of goods sold across our video and entertainment segments for the year ended December 31, 2022, as there was an overall increase in the cost of sales as a percentage of overall revenues to 94% for the year ended December 31, 2022 from 74% for the year ended December 31, 2021. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses were $32,055,199 and $20,424,685 for the years ended December 31, 2022 and 2021, respectively, an increase of $11,630,514 (57%). The increase was primarily attributable to the recent acquisitions completed in the first quarter of 2022 and third quarter of 2021. Our selling, general and administrative expenses as a percentage of sales decreased to 87% for 2022 compared to 95% in the same period in 2021.

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2022	2021
Research and development expense	$2,290,293	$1,930,784
Selling, advertising and promotional expense	9,312,204	5,717,824
Professional fees and expense	3,297,895	1,513,862
Executive, sales, and administrative staff payroll	6,544,711	3,288,360
Other	10,610,096	7,973,855
Total	$32,055,199	$20,424,685

Selling, general and administrative expenses by operating segment are as follows:

	Years Ended December 31,
	2022	2021
Selling, general and administrative expenses:
Video Solutions	$9,950,263	$6,231,254
Revenue Cycle Management	2,575,592	427,284
Entertainment	1,681,997	2,904,951
Corporate	17,847,347	10,861,196
Total selling, general and administrative expenses	$32,055,199	$20,424,685

Research and development expense. Our video solutions operating segment continues to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,290,293 and $1,930,784 for the years ended December 31, 2022 and 2021, respectively, an increase of $359,509 (19%). We employed 21 engineers at December 31, 2022 compared to 17 engineers at December 31, 2021, most of whom are dedicated to research and development activities for new products and primarily the FirstVu Pro, FirstVu II, QuickVu docking stations, EVO-HD and non-mirror based DVM-250 that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new EVO-HD product platform and we continue to outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $9,312,204 and $5,717,824 for the years ended December 31, 2022 and 2021, respectively, an increase of $3,594,380 (63%). Salesman salaries and commissions for our video solutions segment represent the primary components of these costs and were $1,643,563 and $1,605,034 for the years ended December 31, 2022 and 2021, respectively, a slight increase of $38,529 (2%). The effective commission rate was 4% for the year ended December 31, 2022 compared to 8% for the year ended December 31, 2021. We increased the number of salesmen in our law enforcement and commercial channels in 2022 compared to 2021, thus leading to an increase in sales commissions paid during the year ended December 31, 2022. Further, our recent acquisitions require minimal salespeople, due to their specific service offerings and platforms.

Promotional and advertising expenses totaled $7,668,641 during the year ended December 31, 2022 compared to $4,112,790 during the year ended December 31, 2021, an increase of $3,555,851 (86%). The overall increase is primarily attributable to our 2022 sponsorships within NASCAR and IndyCar, along with TicketSmarter’s very active approach to sponsorship and advertising, as they are continuing to build a brand and gaining recognition. TicketSmarter accounted for $4,024,748 of the total promotional and advertising expense for the year ended December 31, 2022.

Professional fees and expense. Professional fees and expenses totaled $3,297,895 and $1,513,862 for the years ended December 31, 2022 and 2021, respectively, an increase of $1,784,033 (118%). The increase in professional fees is primarily attributable to increased legal and other fees in connection with strategic transactions and acquisitions during the year ended December 31, 2022 paired with other current due diligence items and opportunities the Company is exploring. Additionally, board fees, audit fees, and service fees that also attribute to this increase.

Executive, sales and administrative staff payroll. Executive, sales and administrative staff payroll expenses totaled $6,544,711 and $3,288,360 for the years ended December 31, 2022 and 2021, respectively, an increase of $3,256,351 (99%). The primary reason for the increase in executive, sales and administrative staff payroll was the recent formation of the revenue cycle management and entertainment operating segments and their acquisitions of the medical billing companies and TicketSmarter which occurred in late 2021 and early 2022. These recent acquisitions resulted in additional payroll expenses with expanded executive positions, sales, and administrative staff numbers compared to 2021.

Other. Other selling, general and administrative expenses totaled $10,610,096 and $7,973,855 for the years ended December 31, 2022 and 2021, respectively, an increase of $2,636,241 (33%). The increase in other expenses in the year ended December 31, 2022 compared to the same period in 2021 is primarily attributable to the increased expenses related to the two new operating segments and their acquisitions, and associated operating expenses, completed during the year ended December 31, 2022, that were not relevant to the year ended December 31, 2021. Additionally, this increase is also attributable to an increase in travel costs and increased insurance costs, primarily in general liability and related coverages which premiums have been increased throughout the marketplace.

Operating Loss

For the reasons previously stated, our operating loss was $29,733,258 and $14,760,910 for the years ended December 31, 2022 and 2021, respectively, an increase of $14,972,348 (101%). Operating loss as a percentage of revenues worsened to 80% in 2022 from 69% in 2021.

Interest and Other Income

Interest income decreased to $131,025 for the year ended December 31, 2022, from $310,200 in 2021, which reflects our overall decline in our cash and cash equivalent levels in 2022 compared to 2021. The company has completed five acquisitions and numerous other capital expenditures since the beginning of 2021, leading to the decrease in cash balances: thus, leading to a decrease in interest income for the period.

Interest Expense

We incurred interest expenses of $37,196 and $28,600 during the years ended December 31, 2022 and 2021, respectively. The increase is attributable to the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $777,840 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $84,818 and $101,645 during the years ended December 31, 2022 and 2021, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less. The decrease reflects our overall lower cash and cash equivalent levels in 2022 compared to 2021.

Change in Fair Value of Warrant Derivative Liabilities

During 2021, the Company issued detachable warrants to purchase a total of 2,127,500 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities during year ended December 31, 2022 totaled $6,726,638, compared to $36,664,907 for the year ended December 31, 2021, which was recognized as a gain on the Consolidated Statements of Operations.

Change in Fair Value of Contingent Consideration Promissory Notes and Earn-Out Agreements

During the year ended December 31, 2021, the Company issued a contingent consideration earn-out agreement in connection with the Stock Purchase Agreement between TicketSmarter, Inc., Goody Tickets, LLC and TicketSmarter of $3,700,000. Management determined that the actual Measurement Period EBITDA generated by TicketSmarter was less than 70% of the Projected EBITDA threshold provided in such an agreement. Therefore, no TicketSmarter earn-out payments were due under such agreement. Therefore, the fair value of the contingent consideration earn-out agreement was reduced to zero, and the resulting gain of $3,700,000 was reported in our Consolidated Statements of Operations for the year ended December 31, 2021. There was no gain recorded for the year ended December 31, 2022.

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $113,617. The estimated fair value of the note at December 31, 2022 is $176,456, representing a decrease in its estimated fair value of $27,139 as compared to its estimated fair value as of December 31, 2021. Therefore, the Company recorded a gain of $27,139 and $32,789 in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

On August 31, 2021, Nobility Healthcare, issued another contingent consideration promissory note (the “August Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “August Sellers”) of $650,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $292,953. The estimated fair value of the August Contingent Note at December 31, 2022 is $388,954, representing an increase in its estimated fair value of $31,907 as compared to is estimated fair value as of December 31, 2021. Therefore, the Company recorded a loss of $31,907 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $120,833. The estimated fair value of the January Contingent Note at December 31, 2022 is $208,083, representing a decrease in its estimated fair value of $421,085 as compared to its estimated fair value as of the inception date. Therefore, the Company recorded a gain of $421,085 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

On February 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “February Contingent Payment Note”) in connection with an asset purchase agreement between Nobility Healthcare and a private company (the “February Sellers”) of $105,000. The estimated fair value of the February Contingent Note at December 31, 2022 is $4,346, representing a decrease in its estimated fair value of $100,654 as compared to its estimated fair value as of the inception date. Therefore, the Company recorded a gain of $100,654 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

Gain on Extinguishment of Debt

We recognized a gain on extinguishment of debt totaling $-0- and $10,000 during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021 the Company was notified that its $10,000 EIDL advance received with the Payroll Protection Program (the “PPP”) Loan was fully forgiven, thus included in “Gain on Extinguishment of Debt” in our Consolidated Statements of Operations for the year ended December 31, 2021, and further resulting in $-0- for the year ended December 31, 2022.

Gain on Extinguishment of Warrant Derivative Liabilities

We recognized a gain on the extinguishment of warrant derivative liabilities of $3,624,794 and $-0- during the year ended December 31, 2022 and December 31, 2021, respectively. This is in connection with the Warrant Exchange Agreements executed by the Company on August 23, 2022.

Income/(Loss) before Income Tax Benefit

As a result of the above, we reported a net income/(loss) before income tax benefit of ($18,873,758) and $25,530,961 for the years ended December 31, 2022 and 2021, respectively, a decline of $44,404,719 (174%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2022 and 2021, respectively. The effective tax rate for both 2022 and 2021 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2022 and 2021 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2022. During 2022, we decreased our valuation reserve on deferred tax assets by $17,220,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $113,315,000 of federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2022 available to offset future net taxable income.

Net Income/(Loss)

As a result of the above, we reported a net income/(loss) of ($18,873,758) and $25,530,961 for the years ended December 31, 2022 and 2021, respectively, a decline of $44,404,719 (174%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $407,933 and $56,453 for the years ended December 31, 2022 and 2021, respectively.

Loss on Redemption – Series A & B Convertible Redeemable Preferred Stock

During the year ended December 31, 2022, the Company redeemed 1,400,000 shares of Series A & 100,000 shares of Series B Preferred Stock, for a redemption price of $15,750,000, with a $13,365,000 carrying amount, resulting in a $2,385,000 loss on redemption.

Net Income/(Loss) Attributable to Common Stockholders

As a result of the above, we reported a net income/(loss) of ($21,666,691) and $25,474,508 for the years ended December 31, 2022 and 2021, respectively, a decline of $47,141,199 (185%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was ($8.50) and $10.14 for the years ended December 31, 2022 and 2021, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2022 and 2021 because all potentially dilutive securities during 2022 had exercise prices in excess of the market value of the company’s common stock and because of the net loss reported for 2022.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan - We have experienced net losses and cash outflows from operating activities since inception. Based upon our current operating forecast, we anticipate that we will need to restore positive operating cash flows and/or raise additional capital in the short-term to fund operations, meet our customary payment obligations and otherwise execute our business plan over the next 12 months. We are continuously in discussions to raise additional capital, which may include a variety of equity and debt instruments; however, there can be no assurance that our capital raising initiatives will be successful. Our recurring losses and level of cash used in operations, along with uncertainties concerning our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern.

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

We had $3,532,199 of available cash and equivalents and net working capital of $11,447,313 as of December 31, 2022. Net working capital as of December 31, 2022, included approximately $6.1 million of accounts receivable and other receivables and $6.8 million of current inventory.

Cash, cash equivalents: As of December 31, 2022, we had cash and cash equivalents with an aggregate balance of $3,532,199, a decrease from a balance of $32,007,792 for the year December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $28,475,593 net decrease in cash during the year ended December 31, 2022:

●	Operating activities:	$18,580,385 of net cash used in operating activities. Net cash used in operating activities was $18,580,385 and $17,825,108 for the years ended December 31, 2022 and 2021, respectively, a deterioration of $755,277. The deterioration is attributable to the net loss incurred for 2022, the non-cash gain attributable to the change in value of the warrant derivative liability, increased accounts receivable and other assets during the year ended December 31, 2022 compared to the same period in 2021.

●	Investing activities:	$2,940,591 of net cash used in investing activities. Cash used in investing activities was $2,940,591 and $19,124,379 for the years ended December 31, 2022 and 2021 respectively. In 2022, we incurred costs for the purchase of an aircraft for our BirdVu Jets subsidiary, further building improvements, the closing of one business acquisition and one asset acquisition. In 2021 we incurred costs for: (i) the purchase of an office and warehouse building; (ii) the build out of the new leased office and warehouse space; (iii) the tooling of new products; (iv) patent applications on our proprietary technology utilized in our new products and included in intangible assets; and (v) the closing of three acquisitions during the year ended December 31, 2021, compared to only two, smaller acquisitions during the year ended December 31, 2022.

●	Financing activities:	$6,954,617 of net cash used in financing activities. Cash used in financing activities was $6,954,617 for the year ended December 31, 2022, compared to cash provided by financing activities of $64,595,521 for the year ended December 31, 2021. In 2022, we utilized over $4.0 million on the stock repurchase program, $2.4 million for completion of the preferred stock transaction, as well as over $0.5 million on payments of contingent consideration promissory notes related to the revenue cycle management segment. In 2021, we closed two underwritten public offerings of our Common Stock, which generated $66.6 million of cash and repurchased and cancelled shares of common stock of approximately $1.98 million.

The net result of these activities was a decrease in cash of $28,475,593 to $3,532,199 for the year ended December 31, 2022.

Commitments:

We had $3,532,199 of cash and cash equivalents and net positive working capital $11,447,313 as of December 31, 2022. Accounts receivable and other receivable balances represented $6,120,578 of our net working capital as of December 31, 2022. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2023, which would help to provide positive cash flow to support our operations during 2023. Inventory represented $6,839,406 of our net working capital as of December 31, 2022. We are actively managing the level of inventory and our goal is to reduce such level during 2023 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2023.

Capital Expenditures. On December 6, 2021, the Board authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the year ended December 31, 2022, the Company repurchased 186,299 shares of its common stock for $4,026,523, in accordance with the Program.

On June 30, 2022, the Board elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 273,041 shares at a cost of $6,001,602 through its termination on June 30, 2022.

The Company’s revenue cycle management segment completed its third medical billing company acquisition using approximately $1.2 in cash for the portion of the purchase price during 2022. The acquisition of the medical billing company included a contingent consideration promissory note payable to the sellers of $750,000 at closing, which management estimated its fair value of $208,083 as of December 31, 2022.

In addition, the Company’s revenue cycle management segment completed its fourth medical billing asset acquisition using approximately $230,000 in cash for a portion of the total purchase price. The acquisition of the fourth medical billing asset purchase price included a contingent consideration promissory note payable to the sellers with an estimated fair value of $105,000 at closing which management estimated its fair value of $4,346 as of December 31, 2022.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 31, 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was forty-eight months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2022 was ten months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was nineteen months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date in March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was three months. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed a six month extension for the lease, extending the remaining lease term for the Company’s office and the remaining lease term for the Company’s warehouse operating lease as of December 31, 2022 was six months.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022, was thirty months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $547,609 for the year ended December 31, 2022.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2022 and December 31, 2021 was 3.3 years and 3.8 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2022:

Assets:
Operating lease right of use assets	$782,129

Liabilities:
Operating lease obligations-current portion	$294,617
Operating lease obligations-less current portion	$555,707
Total operating lease obligations	$850,324

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2023	$349,811
2024	245,761
2025	196,462
2026	175,113
Total undiscounted minimum future lease payments	967,147
Imputed interest	(116,823)
Total operating lease liability	$850,324

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

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires the Company to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $223,084 and $127,293 for the years ended December 31, 2022 and 2021, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Stock-based Compensation Expense;

●	Fair value of warrants;

●	Fair value of assets and liabilities acquired in business combinations;

●	Accounting for Income Taxes; and

●	Redeemable Preferred Stock.

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

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

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

Revenue for our entertainment segment is recorded on a gross or net basis based on management’s assessment of whether we are acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

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

We also act as an intermediary between buyers and sellers through the online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from entertainment operations, and consists of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As we do not control the ticket prior to the transfer, we act as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

We review all significant, unusual, or nonstandard shipments of products or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty, the associated proceeds are treated as contract liability and recognized over the term of the extended warranty.

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. As of December 31, 2022, our historical bad debts have been negligible, with less than $286,000 charged off as uncollectible on cumulative revenues of $256.3 million since we commenced deliveries in 2006.

For our entertainment segment, our customers are mainly online visitors that pay at the time of the transaction, and we collect the service fees charged with the transaction. Thus, leading to minimal risk for uncollectible accounts, to which we then consider a specific reserve for bad debts based on their individual circumstances. As we continue to learn more about the collectability related to this recent acquisition, we will track historical bad debts and continue to assess appropriate reserves.

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

As of December 31, 2022, and 2021, we had provided a reserve for doubtful accounts of $152,736 and $113,234, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2022. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw material and component parts	$4,509,165	$3,062,046
Work-in-process	3,164	—
Finished goods – video solutions	6,846,091	8,410,307
Finished goods – entertainment	970,527	2,102,272
Subtotal	12,328,947	13,574,625
Reserve for excess and obsolete inventory – video solutions	(5,230,261)	(3,353,458)
Reserve for excess and obsolete inventory – entertainment	(259,280)	(561,631)
Total inventories	$6,839,406	$9,659,536

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 44.5% of the gross inventory balance as of December 31, 2022, compared to 28.8% of the gross inventory balance as of December 31, 2021. We had $5,489,541 and $3,915,089 in reserves for obsolete and excess inventories as of December 31, 2022 and 2021, respectively. Total raw materials and component parts were $4,506,709 and $3,062,046 as of December 31, 2022 and 2021, respectively, an increase of $1,444,663 (47%). Finished goods balances were $7,816,618 and $10,512,579 as of December 31, 2022 and 2021, respectively, a decrease of $2,695,961 (26%). The decrease in finished goods was primarily attributable to declining inventory for the new Shield product line, our new body-worn cameras and docking stations, along with a decline in inventory from our entertainment segment, acquired in September 2021. The increase in the inventory reserve is primarily due to inventory obsolescence for the level of component parts of the older versions of our printed circuit boards and the phase out of our DVM-750, DVM-500 Plus, LaserAlly legacy products, ThermoVu products, and personal protective equipment. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2022.

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

Our most recent annual impairment test of goodwill conducted as of December 31, 2022, indicated no impairment. Subsequent to completing our 2022 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $15,694 as of December 31, 2022 compared to $13,742 as of December 31, 2021 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers, which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were 1,250 stock options granted during the year ended December 31, 2022.

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of the fair value of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthlessly or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. In addition, we account for forfeitures as they occur.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2022, cumulative valuation allowances in the amount of $34,200,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2022. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2022, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2022, representing uncertain tax positions.

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

Redeemable Preferred Stock. Preferred stock may be classified as a liability, temporary equity (i.e., mezzanine equity) or permanent equity. In order to determine the appropriate classification, an evaluation of the cash redemption features is required.  Where there exists an absolute right of redemption presently or in the future, the preferred stock would be classified as a liability. If redemption is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control, it should be classified as mezzanine equity. The probability that the redemption event will occur is irrelevant. If no redemption features exist, or if a contingent redemption feature is within the Company’s control, the preferred stock would be considered equity.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year; however, we believe that it is likely to have significant impact to all of our operating segments in 2023 and beyond. We do not believe that our business is seasonal in nature; however, we generally generate higher revenues during the second half of the calendar year compared to the first half.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the reasons described below.

In connection with the audit of our consolidated financial statements as of December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to the timely detection of potential accounting misstatements. The company believes that the increase in acquisition activities resulted in a temporary gap of accounting resources during the year ended December 31, 2022. To address these deficiencies, the Company will implement additional procedures designed to accelerate the tempo of upwardly reporting subsidiaries and the visibility of receipt of reports by the parent company to allow for ample opportunities for review procedures in the financial reporting process.

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

The SEC guidance allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition. During 2022, the Company completed one business acquisition and one asset acquisition within the revenue cycle management segment. Due to the timing of the transaction, management has excluded the transaction from our annual evaluation of internal control over financial reporting. The preliminary total revenue of this acquisition represents less than 10% of our consolidated revenues for the year ended December 31, 2022.

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2022, our internal control over financial reporting is not effective.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to timely review and detection of potential accounting misstatements, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have hired and plan to continue to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities. The Company anticipates time being required to complete the implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

We have completed the process of integrating our recent business acquisition, which was acquired at the beginning of 2022, into our overall internal control over financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing our internal controls to ensure the appropriate design and operating effectiveness.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of the members of our Board of Directors and certain information about them as of the date of this Annual Report on Form 10-K are set forth below:

Name of Board of Director Member (4)	Positions	Age	Director Since
Stanton E. Ross	Chairman, President and Chief Executive Officer	61	2005
Leroy C. Richie (1)(2)(3)	Lead Independent Director, Chairman of the Nominating Committee and Compensation Committee and attorney	81	2005
Daniel F. Hutchins (1)	Independent Director; Chairman of Audit Committee	67	2007
Michael J. Caulfield (1)(2)(3)	Independent Director	67	2016

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	The address of each executive officer and director listed is 14001 Marshall Drive, Lenexa, Kansas 66215.

The Board has determined that Messrs. Richie, Hutchins, and Caulfield are “independent directors,” as defined by the rules and listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). In making this determination, the Board considered the transactions and relationships disclosed under “Certain Relationships and Related Transactions” below.

Stanton E. Ross has served as Chairman, President and Chief Executive Officer (“CEO”) since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of American Noble Gas Inc. (formerly known as Infinity Energy Resources, Inc.), a publicly held oil and gas exploration and development company (“AMGAS”) and served as an officer and director of each of AMGAS’s subsidiaries. He resigned from all his positions with AMGAS in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions, and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to AMGAS in 2020. In late 2007, AMGAS sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and AMGAS and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2022. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2022. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2022 annual meeting of stockholders.

Committees of the Board of Directors

Our Board of Directors currently has four committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All of our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2022 and year-to-date 2023.

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

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the SEC and Nasdaq Rule 5605(a)(2). The Audit Committee held four meetings during the year ended December 31, 2022. The members of our Audit Committee are Daniel F. Hutchins (Chairman), Leroy C. Richie and Michael J. Caulfield. The Board of Directors determined that Mr. Hutchins qualifies as an “audit committee financial expert,” as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations and is independent as noted above.

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

Our Compensation Committee is comprised of three Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The members of our Compensation Committee are Leroy C. Richie (Chairman) and Michael J. Caulfield. The Compensation Committee held two meetings and acted several times by unanimous written consent resolutions during the year ended December 31, 2022. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer (“CFO”), also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation.

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

Our Nominating Committee is comprised of two Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The Nominating Committee held one meeting during the year ended December 31, 2022. The members of our Nominating Committee are Leroy C. Richie (Chairman) and Michael J. Caulfield.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the Compensation Committee. None of the members of our Compensation Committee is, or has ever been, an officer or employee of the Company.

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

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) and collectively with the CEO and the CFO, the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2022 and 2021, as required by Item 402(m)(2) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2021	$250,000	$250,000	$828,000	(1)(3)	$—	$30,805	$1,358,805
Chairman, CEO and President	2022	$300,000	$100,000	$374,500	(6)	$—	$32,034	$806,534

Thomas J. Heckman	2021	$230,000	$115,000	$414,000	(1)(4)	$—	$23,329	$782,329
CFO, Treasurer and Secretary	2022	$120,000	$—	$80,250	(7)	$—	$16,292	$216,542

Peng Han (9)	2021	$165,000	$—	$63,000	(1)(5)	$—	$5,428	$233,428
COO	2022	$250,000	$—	$107,000	(8)	$—	$10,576	$367,576

(1) Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted. Please refer to Note 14 to the consolidated financial statements for a further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

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

(3) Stock awards include the following restricted stock granted during 2021 to Mr. Ross: 15,000 shares at $55.20 per share that vest 50% on January 6, 2022 and 50% on January 6, 2023, subject to Mr. Ross remaining an employee of the Company at that point in time.

(4) Stock awards include the following restricted stock granted during 2021 to Mr. Heckman: 7,500 shares at $55.20 per share that vest 50% on January 6, 2022 and 50% on January 6, 2023, subject to Mr. Heckman remaining an employee of the Company at that point in time.

(5) Stock awards include the following restricted stock granted during 2021 to Mr. Han: 2,500 shares at $25.20 per share that vest ratably over the two-year period ending September 20, 2023.

(6) Stock awards include the following restricted stock granted during 2022 to Mr. Ross: 17,500 shares at $21.40 per share that vest 50% on January 7, 2023 and 50% on January 7, 2024, subject to Mr. Ross remaining an employee of the Company at that point in time.

(7) Stock awards include the following restricted stock granted during 2022 to Mr. Heckman: 3,750 shares at $21.40 per share that on January 7, 2023, subject to Mr. Heckman remaining an employee of the Company at that point in time.

(8) Stock awards include the following restricted stock granted during 2022 to Mr. Han: 5,000 shares at $21.40 per share that vest 20% annually on the anniversary of January 7 from 2023 to 2027, subject to Mr. Han remaining an employee of the Company at that point in time.

(9) Mr. Han was appointed Chief Operating Officer on December 13, 2021, thus Mr. Han’s 2021 compensation was set by management prior to his appointment as a named executive officer of the Company.

All Other Compensation Table

Name and Principal Position	Year	401(k) Plan contribution by Company	Company paid healthcare insurance	Flexible & health savings account contributions by Company	Company paid life, accident & disability insurance	Other Contractual payments	Total ($)
Stanton E. Ross	2021	$8,606	$20,556	$1,100	$543	$-	$30,805
Chairman, CEO and President	2022	$10,039	$20,319	$1,100	$576	$-	$32,034

Thomas J. Heckman	2021	$9,138	$12,848	$800	$543	$-	$23,329
CFO, Treasurer and Secretary	2022	$4,800	$10,021	$895	$576	$-	$16,292

Peng Han (9)	2021	$4,885	$-	$-	$543	$-	$5,428
COO	2022	$10,000	$-	$-	$576	$-	$10,576

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

On January 7, 2021, the Compensation Committee restored the annual base salaries of Stanton E. Ross, President and Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, at $250,000 and $230,000, respectively for 2021.

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

Bonuses. The Compensation Committee determined to award bonuses to each of the executive officers in 2022 and 2021, as set forth in the foregoing table. Refer to the “Summary Compensation Table” above for the bonuses paid to Messrs. Ross and Heckman in 2022 and 2021. In fiscal 2022, Messrs. Ross and Heckman were eligible for bonuses of up to $250,000 and $120,000, respectively. Mr. Ross was awarded a partial 2022 bonus of $100,000. The Compensation Committee reviews each executive officer’s performance on a quarterly basis and determines what, if any, portion of the bonus he has earned and will be paid as of such point.

Other. In July 2008, we amended and restated our 401(k) Plan. The amended 401(k) Plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employees’ elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2021. Each participant is 100% vested at all times in employee and employer matching contributions. As of December 31, 2022, a total of 23,120 shares of our Common Stock were held in the 401(k) Plan. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our Common Stock held in the 401(k) Plan. We have no profit-sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

The following table presents information concerning the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2022:

Grant of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All other stock awards: Number of shares of stock or units: (#) (1) (2)(3)		Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (4)
Stanton E. Ross
Chairman, CEO and President	January 7, 2022	January 7, 2022	17,500	(1)	$21.40	$374,500

Thomas J. Heckman
CFO, Treasurer and Secretary	January 7, 2022	January 7, 2022	3,750	(2)	$21.40	$80,250

Peng Han
COO	January 7, 2022	January 7, 2022	5,000	(3)	$21.40	$107,000

(1) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a two-year period (50% on January 7, 2023 and 50% on January 7, 2024) contingent upon whether the individual is still employed by us at that point.

(2) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a one-year period contingent upon whether the individual is still employed by us at that point.

(3) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a five-year period (20% on each anniversary of January 7 from 2023 to 2027) contingent upon whether the individual is still employed by us at that point.

(4) Stock awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718. Please refer to Note 14 to the consolidated financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022, for a further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

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

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on January 1, 2023 and that the amendments to the retention agreements of each person were in effect.

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

If any Change in Control occurs and the executive continues to be employed as of the completion of such Change in Control, upon completion of such Change in Control, as payment for the executive’s additional efforts during such Change in Control, the Company shall pay the executive a Change in Control benefit payment equal to three months of the his base salary at the rate in effect immediately prior to the Change in Control completion date, payable in a lump sum net of required tax withholdings. If any Change in Control occurs, and if, during the one-year period following the Change in Control, the Company terminates the executive’s employment without Cause or the executive submits a resignation for Good Reason (the effective date of such termination or resignation, the “Termination Date”), then:

a)	The Company shall pay the executive severance pay equal to 12 months of his base salary at the higher of the rate in effect immediately prior to the Termination Date or the rate in effect immediately prior to the occurrence of the event or events constituting Good Reason, payable on the Termination Date in a lump sum net of required tax withholdings, plus all other amounts then payable by the Company to the executive less any amounts then due and owing from the executive to the Company;

b)	The Company shall provide continuation of the executive’s health benefits at the Company’s expense for 18 months following the Termination Date; and

c)	The executive’s outstanding employee stock options shall fully vest and be exercisable for a 90-day period following the Termination Date.

The executive is not entitled to the above severance benefits for a termination based on death or disability, resignation without Good Reason or termination for Cause. Following the Termination Date, the Company shall also pay the executive all reimbursements for expenses in accordance with the Company’ policies, within ten days of submission of appropriate evidence thereof by the executive.

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2022:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross
Chairman, CEO and President		-	-	-	-	25,000	$115,000	-	$-

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-	-	-	7,500	$34,500	-	$-

Peng Han (9)
COO	-	-	-	-	-	6,250	$28,750	-	$-

(1) These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2) Market value based upon the closing market price of $4.60 on December 31, 2022.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2021 for the Named Executive Officers for the year ended December 31, 2022:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross
Chairman, CEO and President	-	$-	7,500	$160,500	(1)

Thomas J. Heckman
CFO, Treasurer and Secretary	-	$-	3,750	$80,250	(1)

Peng Han
COO	331	$28,520	1,250	$15,000	(2)

(1)	Based on the closing market price of our Common Stock of $21.40 on January 7, 2022, the date of vesting for 7,500 shares of Common Stock for Mr. Ross, and 3,750 shares of Common Stock for Mr. Heckman.

(2)	Based on the closing market price of our Common Stock of $12.00 on September 20, 2022, the date of vesting for 1,250 shares of Common Stock for Mr. Han.

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans (defined below under “Information Regarding Plans and Other Arrangements Not Subject to Security Holder Action”) is in the discretion of the administrator and therefore cannot be determined in advance. The Board of Directors’ policy in 2022 was to grant officers an award of 17,500 restricted shares of Common Stock to our CEO/President and 3,750 restricted shares of Common Stock to our CFO/Treasurer and each non-employee director an award of options to purchase 5,000 shares of Common Stock, all subject to vesting requirements.

The following table sets forth (a) the aggregate number of shares of Common Stock subject to options granted under the Plans during the year ended December 31, 2022 and (b) the average per share exercise price of such options.

Stock Options and Restricted Stock Grants

Name of Individual or Group	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross, Chairman of the Board of Directors, CEO & President	17,500	-	$-
Leroy C. Richie, Director	-	-	$-
Daniel F. Hutchins, Director	-	-	$-
Michael J. Caulfield, Director	-	-	$-
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	3,750	-	$-
Peng Han	5,000	-	$-

All executive officers, as a group	26,250	-	$-
All directors who are not executive officers, as a group	-	-	$-
All employees who are not executive officers, as a group	5,500	-	$-

Director Compensation

Our non-employee directors received the stock option grants noted in the “Director Compensation” table below for their service on the Board of Directors in 2022, including on the Audit, Nominating and Compensation Committees.

In July 2021, we granted to Messrs. Richie, Caulfield and Hutchins each options exercisable to acquire 5,000 shares of Common Stock at an exercise price of $33.40 per share for their service on the Board of Directors until the next annual meeting of stockholders with vesting to occur ratably through May 31, 2022, provided each person has remained a director at such dates.

Director compensation for the year ended December 31, 2022 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors (1)	$—	$—	$—	$—
Leroy C. Richie	$95,000	$—	$—	$95,000
Daniel F. Hutchins	$90,000	$—	$—	$90,000
Michael J. Caulfield	$87,917	$—	$—	$87,917

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation, stock awards or options for his services as a director.

Stock Option and Restricted Stock Grants to Directors

Name	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross, Chairman of the Board of Directors	-	-	$-
Leroy C. Richie, Director	-	5,000	$33.40
Daniel F. Hutchins, Director	-	5,000	$33.40
Michael J. Caulfield, Director	-	5,000	$33.40

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 15,625 shares of our Common Stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 1,078 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2022 total 284.

On January 17, 2006, our Board adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 9,375 shares of Common Stock for future grants under it. The 2006 Plan terminated in 2016 with 2,739 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2022 total 531.

On January 24, 2007, our Board adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 9,375 shares of Common Stock for future grants under it. The 2007 Plan terminated in 2017 with 4,733 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2022.

On January 2, 2008, our Board adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 6,250 shares of Common Stock for future grants under it. The 2008 Plan terminated in 2018 with 2,025 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2022.

On March 18, 2011, our Board adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 3,125 shares of Common Stock for future grants under it. At December 31, 2022, there were 438 shares of Common Stock reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2022 total 50.

On March 22, 2013, our Board adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2013 Plan to a total of 15,000. At December 31, 2022, there were no shares of Common Stock reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2022 total 1,000.

On March 27, 2015, our Board of Directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2015 Plan to a total of 62,500. At December 31, 2022, there were no shares of Common Stock reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2022 total 6,500.

On April 12, 2018, our Board of Directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan was amended on May 21, 2019 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2018 Plan to a total of 87,500. At December 31, 2022, there were 31,275 shares of Common Stock reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2022 total 17,000.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The Company’s stockholders approved an amendment to the 2020 Plan at the Annual Meeting held on June 22, 2021 which increased the number of shares of Common Stock authorized and reserved for issuance under the 2020 Plan to a total of 125,000. At December 31, 2022, there were 12,042 shares of Common Stock reserved for awards available for issuance under the 2020 Plan. Stock options granted under the 2020 Plan that remain unexercised and outstanding as of December 31, 2022 total 29,000.

Our Board of Directors adopted the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”) on October 28, 2022 and the Company’s stockholders approved the 2022 Plan at the Annual Meeting held on December 7, 2022. The number of shares of Common Stock authorized and reserved for issuance under the 2022 Plan totals 125,000. At December 31, 2022, there were no shares of Common Stock reserved for awards available for issuance under the 2022 Plan. Stock options granted under the 2022 Plan that remain unexercised and outstanding as of December 31, 2022 total 125,000.

The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan, and 2022 Plan are collectively referred to as the “Plans.”

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with the Securities and Exchange Commission (the “SEC”), which registered a total of 408,750 shares of Common Stock issued or to be issued underlying the awards under the Plans.

The following table sets forth certain information regarding the Plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	53,950	$45.80	408,750
Equity compensation plans not approved by stockholders	—	$—	—
Total all plans	53,950	$45.80	408,750

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2023, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of March 31, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of March 31, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Digital Ally, Inc., 14001 Marshall Drive., Lenexa, KS 66215.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total Voting
	Shares	%	Power
5% or Greater Stockholders:
None	—	—	—
Executive Officers and Directors:
Stanton E. Ross(2)	116,065	4.2%	4.2%
Leroy C. Richie(3)	18,211	*	*
Daniel F. Hutchins(4)	17,885	*	*
Michael J. Caulfield(5)	16,393	*	*
Thomas J. Heckman(6)	76,687	2.8%	2.8%
Peng Han(7)	13,781	*	*

All executive officers and directors as a group (five individuals)	259,022	9.2%	9.2%

*	Represents less than 1%.

(1)	Based on 2,755,170 shares of Common Stock issued and outstanding as of March 31, 2023 and, with respect only to the ownership by all executive officers and directors as a group.

(2)	Mr. Ross’s total shares of Common Stock include 26,250 restricted shares that are subject to forfeiture to us.

(3)	Mr. Richie’s total shares of Common Stock include 16,250 shares of Common Stock to be received upon the exercise of vested options.

(4)	Mr. Hutchins’ total shares of Common Stock include 16,250 shares of Common Stock to be received upon the exercise of vested options.

(5)	Mr. Caulfield’s total shares of Common Stock include 16,250 shares of Common Stock to be received upon the exercise of vested options.

(6)	Mr. Heckman’s total shares of Common Stock include (i) 3,750 restricted shares that are subject to forfeiture to us and (ii) 23,120 shares of Common Stock held in the Company’s 401(k) Plan (on December 31, 2022) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan.

(7)	Mr. Han’s total shares of Common Stock include (i) 10,250 restricted shares that are subject to forfeiture to us and (ii) 331 shares of Common Stock to be received upon the exercise of vested options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Managing Member of Nobility Healthcare

On January 27, 2022, the Board of Directors appointed Christian J. Hoffmann, III as a member of the Board, effective immediately. Mr. Hoffmann is a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2022. The outstanding balance of the working capital loan was $138,384 as of December 31, 2022 and the Company anticipates full repayment of this advance during the year ended December 31, 2023. The Company paid distributions to the noncontrolling in consolidated subsidiary totaling $15,692 and $-0-, for the years ended December 31, 2022 and 2021, respectively.

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC.

Item 14.	Principal Accountant Fees and Services.

The following table is a summary of the fees billed to us by RBSM LLP for the fiscal years ended December 31, 2022 and 2021:

Fee Category	Fiscal 2022 fees	Fiscal 2021 fees
Audit fees	$327,415	$189,250
Audit-related fees	—	61,500
Tax fees	—	—
All other fees	—	—
Total fees	$327,415	$250,750

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

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm. The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger.	(19)
3.1(i)(a)	Articles of Incorporation.	(19)
3.1(i)(b)	Articles of Merger.	(19)
3.1(i)(c)	Certificate of Amendment to Digital Ally, Inc.’s Articles of Incorporation.	(22)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc.	(23)
3.1(ii)	Bylaws	(19)
4.1	Form of Common Stock Certificate.	*
4.2	Form of Series A-1 Warrant.	(6)
4.3	Form of Common Stock Purchase Warrant.	(7)
4.4	Common Stock Purchase Warrant of Digital Ally, Inc.	(8)
4.5	Form of Common Stock Purchase Warrant	(10)
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	*
10.1	2005 Stock Option and Restricted Stock Plan.	(2)
10.2	2006 Stock Option and Restricted Stock Plan.	(2)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(2)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(2)
10.9	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(3)
10.11	2011 Stock Option and Restricted Stock Plan	(4)
10.12	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(4)
10.13	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(5)
10.14	Form of 2015 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	*
10.15	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan.	(9)
10.16	Form of 2018 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	*
10.17	Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(11)
10.18	Amendment to Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(14)
10.19	Form of 2020 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	*
10.20	Digital Ally, Inc. 2022 Stock Option and Restricted Stock Plan.	(21)
10.21	Form of 2022 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement under the 2022 Stock Option and Restricted Stock Plan.	(24)
10.22	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(8)
10.23	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP	(8)
10.24	Form of Securities Purchase Agreement, dated as of January 11, 2021, by and between the Company and the Investors.	(12)
10.25	Form of Placement Agency Agreement, dated January 27, 2021, by and between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(13)

10.26	Form of Securities Purchase Agreement, dated as of January 27, 2021, by and between the Company and the Investors.	(13)
10.27	Commercial Real Estate Sales Contract, dated February 24, 2021, between the Company and DDG Holding, LLC.	(15)
10.28	Form of Operating Agreement of Nobility Healthcare, LLC, dated June 1, 2021	(16)
10.29	Warrant Exchange Agreement, dated August 19, 2021, by and among the Company and the warrant holders who are signatories thereto.	(17)
10.30	Unit Purchase Agreement, dated September 2, 2021	(18)
10.31	Form of Exchange Agreement.	(19)
10.32	Form of Securities Purchase Agreement between Digital Ally, Inc. and the investors thereto.	(20)
10.33	Form of Registration Rights Agreement by and among Digital Ally, Inc. and the investors named therein.	(20)
14.1	Code of Ethics and Code of Conduct.	(1)
21.1	Subsidiaries of Registrant	*
23.1	Consent of RBSM LLP	*
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Schema **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase **
101.LAB	Inline XBRL Taxonomy Label Linkbase **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(2)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(5)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(6)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017.
(7)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018.
(8)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(10)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed November 16, 2020.
(12)	Filed as an exhibit to the Company’s Form 8-K filed January 12, 2021.
(13)	Filed as an exhibit to the Company’s Form 8-K filed January 28, 2021.
(14)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2021.
(15)	Filed as an exhibit to the Company’s Form 8-K filed May 3, 2021.
(16)	Filed as an exhibit to the Company’s Form 8-K filed June 9, 2021.
(17)	Filed as an exhibit to the Company’s Form 8-K filed August 19, 2021.
(18)	Filed as an exhibit to the Company’s Form 8-K filed September 9, 2021.
(19)	Filed as an exhibit to the Company’s Form 8-K filed August 23, 2022.
(20)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2022.
(21)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 28, 2022.
(22)	Filed as an exhibit to the Company’s Form 8-K filed 8-K filed December 8, 2022.
(23)	Filed as an exhibit to the Company’s Form 8-K filed 8-K filed February 7, 2023.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed February 28, 2023.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer (Principal Executive Officer)
Dated:	March 31, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stanton E. Ross	March 31, 2023
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 31, 2023
Leroy C. Richie, Director

/s/ Michael J. Caulfield	March 31, 2023
Michael J. Caulfield, Director

/s/ Daniel F. Hutchins	March 31, 2023
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	March 31, 2023
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Digital Ally, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill, Indefinite Life Intangibles and Other Intangibles Impairment Assessments – Entertainment/Ticketing Reporting Unit – Refer to Notes 1, 8 and 22 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 22 to the consolidated financial statements, the Company’s goodwill and indefinite life intangible asset balance was $5,886,547 and $600,000, respectively as of December 31, 2022. The Company also has amortizable identifiable intangible assets of $5,600,000 and $600,000 which are being amortized over 5 years and 4 years, respectively, and are related to the Entertainment/Ticketing reporting unit. Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a market approach to estimate the fair value of its reporting unit. The key assumptions and estimates utilized in the market approach primarily include market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit discount rates, and future levels of revenue growth and operating margins.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments of the Entertainment/Ticketing reporting unit is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●	These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the entertainment/ticketing reporting unit; (ii) testing the completeness and accuracy of the underlying data used in the market approach; and (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit discount rates, and future levels of revenue growth and operating margins.
●	Evaluating management’s assumptions related to the future levels of revenue growth and operating margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of significant assumptions related to the market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit discount rates, and future levels of revenue growth and operating margins.

Goodwill and Other Intangibles arising from the acquisition of Healthcare Acquisition and Medical Billing Acquisitions – Refer to Notes 1, 8 and 21 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 1, Goodwill arises in connection with acquisitions. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

As disclosed in Note 21, on June 30, 2021, August 31, 2021 and January 1, 2022 the Company completed acquisitions in accordance with the stock purchase agreement. The consideration included an initial payment of cash. In addition to the initial payment amount, the Company agreed to issue an earn-out agreement to the selling stockholders in the contingent amount of $1,750,000 that is subject to an earn-out adjustment based on difference between projected revenue and cash basis revenue collected by the Company in its normal course of business from the clients existing on the acquisition date during the measurement period. The Company gave a fair value of $1,750,000 to the earn-out on the date of acquisition which is considered a contingent liability. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of Client Agreements $664,034 and Goodwill of $5,480,966.

Given the significant judgments made by management to estimate the intangible assets acquired, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness of Multi-Period Excess Earnings Method - valuation methodology for the client agreements – intangible asset, b) evaluating the reasonableness of the growth rates, percent of revenues derived from acquired customers, medical loss ratio, operating costs, contributory asset charge and discount rate used in the income approach, c) evaluating the reasonableness of the assumptions and estimates used in the valuation methodologies.
●	Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates, percent of revenues derived from acquired customers, medical loss ratio, operating costs, contributory asset charge and discount rates and futures market conditions.
●	Evaluate if there have been events and circumstances that might indicate Goodwill has been impaired.
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of significant assumptions.
●	Reviewed and assessed the appropriateness of adjustments to Goodwill, Other Intangibles and other Assets and Liabilities acquired based on changes to their estimated fair values.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 31, 2023 PCAOB ID Number 587

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,532,199	$32,007,792
Accounts receivable-trade, less allowance for doubtful accounts of $152,736 – 2022 and $113,234 – 2021	2,044,056	2,727,052
Other receivables (including $138,384 due from related parties – 2022 and $158,384– 2021, refer to Note 19)	4,076,522	2,021,813
Inventories, net	6,839,406	9,659,536
Prepaid expenses	8,466,413	9,728,782

Total current assets	24,958,596	56,144,975

Property, plant, and equipment, net	7,898,686	6,841,026
Goodwill and other intangible assets, net	17,872,970	16,902,513
Operating lease right of use assets, net	782,129	993,384
Other assets	5,155,681	2,107,299

Total assets	$56,668,062	$82,989,197

Liabilities and Equity
Current liabilities:
Accounts payable	$9,477,355	$4,569,106
Accrued expenses	1,090,967	1,175,998
Current portion of operating lease obligations	294,617	373,371
Contract liabilities – current	2,154,874	1,665,519
Debt obligations – current	485,373	389,934
Warrant derivative liabilities	—	14,846,932
Income taxes payable	8,097	1,827

Total current liabilities	13,511,283	23,022,687

Long-term liabilities:
Debt obligations – long term	442,467	727,278
Operating lease obligation – long term	555,707	688,207
Contract liabilities – long term	5,818,082	2,687,786

Total liabilities	20,327,539	27,125,958

Commitments and contingencies

Mezzanine equity:
Series A Convertible Redeemable Preferred stock, $0.001 par value; shares issued: 0 – 2022 and 0 – 2021	—	—
Series B Convertible Redeemable Preferred stock, $0.001 par value; shares issued: 0 – 2022 and 0 – 2021	—	—

Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 2,720,170 – 2022 and 2,545,220 – 2021	2,721	2,545
Additional paid in capital	127,869,342	124,476,447
Noncontrolling interest in consolidated subsidiary	448,694	56,453
Accumulated deficit	(91,980,234)	(68,672,206)

Total equity	36,340,523	55,863,239

Total liabilities and equity	$56,668,062	$82,989,197

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

	2022	2021
Revenue:
Product	$10,999,892	$9,180,287
Service and other	26,010,003	12,233,147

Total revenue	37,009,895	21,413,434

Cost of revenue:
Product	14,372,115	8,635,047
Service and other	20,315,839	7,114,612

Total cost of revenue	34,687,954	15,749,659

Gross profit	2,321,941	5,663,775

Selling, general and administrative expenses:
Research and development expense	2,290,293	1,930,784
Selling, advertising and promotional expense	9,312,204	5,717,824
General and administrative expense	20,452,702	12,776,077

Total selling, general and administrative expenses	32,055,199	20,424,685

Operating loss	(29,733,258)	(14,760,910)

Other income (expense):
Interest income	131,025	310,200
Interest expense	(37,196)	(28,600)
Other expense	(230,744)	—
Change in fair value of short-term investments	(84,818)	(101,645)
Change in fair value of warrant derivative liabilities	6,726,638	36,664,907
Change in fair value of contingent consideration promissory notes and earn-out agreements	516,970	3,732,789
Warrant modification expense	—	(295,780)
Gain on the extinguishment of debt	—	10,000
Gain on extinguishment of warrant derivative liabilities	3,624,794	—
Gain on sale of property, plant and equipment	212,831	—

Total other income	10,859,500	40,291,871

Income (loss) before income tax expense (benefit)	(18,873,758)	25,530,961
Income tax expense (benefit)	—	—

Net income (loss)	(18,873,758)	25,530,961

Net income attributable to noncontrolling interests of consolidated subsidiary	(407,933)	(56,453)

Loss on redemption – Series A & B convertible redeemable preferred stock	(2,385,000)	—

Net income (loss) attributable to common stockholders	$(21,666,691)	$25,474,508

Net income (loss) per share attributable to common information:
Basic	$(8.50)	$10.14
Diluted	$(8.50)	$10.14

Weighted average shares outstanding:
Basic	2,548,549	2,511,114
Diluted	2,548,549	2,511,114

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

					Noncontrolling
			Additional		Interest in
	Common Stock		Paid In	Treasury	consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2020	1,341,735	$1,342	$106,526,889	$(2,157,225)	$—	$(90,014,500)	$14,356,506

Stock-based compensation	—	—	1,605,949	—	—	—	1,605,949
Restricted common stock grant	42,800	43	(43)	—	—	—	—
Restricted common stock forfeitures	(385)	—	—	—	—	—	—
Issuance of common stock through registered direct offering at $61.90 per share and accompanying warrants (net of offering expenses and placement agent discount)	140,000	140	6,728,860	—	—	—	6,729,000
Issuance of common stock through registered direct offering at $56.00 per share and accompanying warrants (net of offering expenses and placement agent discount)	162,500	162	6,617,438	—	—	—	6,617,600
Exercise of pre-funded common stock purchase warrants at $61.90 per share	360,000	360	22,283,640	—	—	—	22,284,000
Exercise of pre-funded common stock purchase warrants at $56.00 per share	552,500	552	30,939,448	—	—	—	30,940,000
Issuance of pre-funded common stock purchase warrants in connection with the registered direct offerings	—	—	(1,817,548)	—	—	—	(1,817,548)
Issuance of common stock purchase warrants at exercise price of $65.00 per share in connection with the registered direct offerings	—	—	(49,398,510)	—	—	—	(49,398,510)
Issuance of common stock as consideration for acquisition	35,987	36	990,324	—	—	—	990,360
Repurchase and cancellation of common stock	(86,742)	(87)	—	—	—	(1,974,992)	(1,975,079)
Cancellation of treasury stock	(3,176)	(3)	—	2,157,225	—	(2,157,222)	—

Net income	—	—	—	—	56,453	25,474,508	25,530,961

Balance, December 31, 2021	2,545,220	$2,545	$124,476,447	$—	$56,453	$(68,672,206)	$55,863,239

Stock-based compensation	—	—	1,282,757	—	—	—	1,282,757
Restricted common stock grant	35,750	36	(36)	—	—	—	—
Restricted common stock forfeitures	(3,250)	(3)	3	—	—	—	—
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	—	(15,692)	—	(15,692)
Issuance of common stock under rule 144 restrictions related to contemplated spin-off transaction	25,000	25	(25)	—	—	—	—
Repurchase and cancellation of common stock	(186,299)	(186)	—	—	—	(4,026,337)	(4,026,523)
Issuance of common stock through warrant exchange agreement	303,750	304	4,495,196	—	—	—	4,495,500
Loss on redemption of Series A and Series B Preferred Stock	—	—	(2,385,000)	—	—	—	(2,385,000)

Net income (loss)	—	—	—	—	407,933	(19,281,691)	(18,873,758)

Balance, December 31, 2022	2,720,171	$2,721	$127,869,342	$—	$448,694	$(91,980,234)	$36,340,523

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(18,873,758)	$25,530,961
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	2,176,679	822,489
Gain on sale of property, plant and equipment	(212,831)	—
Stock based compensation	1,282,757	1,605,949
Provision for doubtful accounts receivable	(39,502)	9,990
Provision for doubtful lease receivable	140,448	—
Gain on extinguishment of debt	—	(10,000)
Change in fair value of contingent consideration promissory notes and earn-out agreements	(516,970)	(3,732,789)
Change in fair value of warrant derivative liability	(6,726,638)	(36,664,907)
Gain of extinguishment of warrant derivative liabilities	(3,624,794)	—
Warrant modification expense	—	295,780
Provision for inventory obsolescence	1,574,453	1,954,738
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	722,498	(29,838)
Accounts receivable – other (including related party)	(2,195,157)	(693,992)
Inventories	1,245,677	(1,431,080)
Prepaid expenses	1,293,080	(3,839,458)
Operating lease right of use assets	328,772	180,497
Other assets	(3,048,382)	(738,466)
Increase (decrease) in:
Accounts payable	4,709,030	(1,907,608)
Accrued expenses	(112,896)	166,874
Income taxes payable	6,270	(5,331)
Operating lease obligations	(328,772)	(195,884
Contract liabilities	3,619,651	856,967

Net cash used in operating activities	(18,580,385)	(17,825,108)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,068,508)	(6,428,225)
Proceeds from sale of property, plant and equipment	609,559	—
Purchases of intangible assets	(116,990)	(1,189,132)
Proceeds from sale of intangible assets	18,975	—
Cash paid for acquisition of Medical Billing Company	—	(1,026,508)
Cash paid for acquisition of Medical Billing Company	—	(2,270,000)
Cash paid for acquisition of Medical Billing Company	(1,153,627)	—
Cash paid for asset acquisition of Medical Billing Company	(230,000)	—
Cash paid for acquisition of TicketSmarter	—	(8,615,514)
Collection of notes receivable	—	405,000

Net cash used in investing activities	(2,940,591)	(19,124,379)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	53,224,000
Net proceeds from sale of common stock in registered direct offerings	—	13,346,600
Repurchase and cancellation of common stock	(4,026,523)	(1,975,079)
Distribution to noncontrolling interest in consolidated subsidiary	(15,692)	—
Principal payment on contingent consideration promissory notes	(527,402)	—
Proceeds from issuance of Series A & B convertible redeemable preferred shares, net of issuance costs	13,365,000	—
Redemption of Series A & B convertible redeemable preferred shares	(15,750,000)	—

Net cash provided by (used in) financing activities	(6,954,617)	64,595,521

Net increase (decrease) in cash and cash equivalents	(28,475,593)	27,646,034
Cash, cash equivalents, beginning of year	32,007,792	4,361,758

Cash, cash equivalents, end of year	$3,532,199	$32,007,792

Supplemental disclosures of cash flow information:
Cash payments for interest	$49,070	$—

Cash payments for income taxes	$8,730	$1,224

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$61	$43

Restricted common stock forfeitures	$3	$—

Issuance of contingent consideration earn-out agreement for business acquisitions	$750,000	$3,700,000

Issuance of contingent consideration promissory note for business acquisitions	$—	$1,000,000

Issuance of contingent consideration promissory note for asset acquisitions	$105,000	$—

Assets acquired in business acquisitions	$190,631	$6,324,189

Identifiable intangible assets acquired in business acquisitions	$—	$6,800,000

Goodwill acquired in business acquisitions	$2,100,000	$9,931,547

Liabilities assumed in business acquisitions	$387,005	$5,453,353

ROU and lease liability recorded on extension of lease	$42,403	$—

Common stock issued as consideration for business acquisitions	$—	$990,360

Amounts allocated to initial measurement of warrant derivative liabilities in connection to the warrants and pre-funded warrants	$—	$51,216,058

Issuance of common stock through warrant exchange agreement	$4,495,500	$—

Cancellation of treasury stock	$—	$2,157,225

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 23.

Reverse Stock Split

On February 6, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the shares of its common stock. The Reverse Stock Split was effective as of time of filing. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, the board of directors of the Company approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of the Company’s common stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout the Company’s consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s common stock was not affected by the Reverse Stock Split.

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC (“Nobility Healthcare”) in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. The Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. and BirdVu Jets, Inc. for travel and transportation purposes in 2022. The Company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

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

The Company has two different revenue streams, product and service, represented through its three segments. The Company reports all revenues on a gross basis, other than service revenues from the Company’s entertainment and revenue cycle management segments, Revenues generated by all segments are reported net of sales taxes.

Video Solutions

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situation where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement products. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Revenue Cycle Management

The Company reports revenue cycle management revenues on a net basis, as its primary source of revenue is its end-to-end service fees which is generally determined as a percentage of the invoice amounts collected. These service fees are reported as revenue monthly upon completion of the Company’s performance obligation to provide the agreed upon service.

Entertainment

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

The Company also acts as an intermediary between buyers and sellers through online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from ticketing operations, and consists of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As the Company does not control the ticket prior to the transfer, the Company acts as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2022, the Company recognized revenue of $2.4 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2022
	December 31, 2021	Additions/Reclass	Recognized Revenue	December 31, 2022
Contract liabilities, current	$1,665,519	$1,478,479	$989,124	$2,154,874
Contract liabilities, non-current	2,687,786	4,560,600	1,430,304	5,818,082

	$4,353,305	$6,039,079	$2,419,428	$7,972,956

	December 31, 2021
	December 31, 2020	Additions/Reclass	Recognized Revenue	December 31, 2021
Contract liabilities, current	$1,647,469	$696,936	$678,886	$1,665,519
Contract liabilities, non-current	1,848,869	2,432,884	1,593,967	2,687,786

	$3,496,338	$3,129,820	$2,272,853	$4,353,305

Sales returns and allowances aggregated $118,027 and $45,298 for the years ended December 31, 2022 and 2021, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less. The following table shows the Company’s cash and cash equivalents by significant investment category as of December 31, 2022 and 2021:

	December 31, 2022
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$897,745	$—	$—	$897,745
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	2,634,454	—	—	2,634,454

	$3,532,199	$—	$—	$3,532,199

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$5,031,246	$—	$—	$5,031,246
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	14,928,526	—	—	14,928,526
Mutual funds	12,079,901	—	(31,881)	12,048,020

	$32,039,673	$—	$(31,881)	$32,007,792

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with numerous major financial institutions. At December 31, 2022 and 2021, the uninsured balance amounted to $2,495,189 and $29,836,142, respectively.

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

Traditionally, goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating an implied fair value of goodwill. The Company has adopted ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, the Company compares the fair value of a reporting unit with its respective carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

The Company determines the fair value of its reporting units using the market approach. Under the market approach, we estimate the fair value based on multiples of comparable public companies and precedent transactions. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of December 31, 2022 and concluded that there was no impairment.

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

Inventories:

Inventories for the video solutions segment consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process and finished goods. Finished goods that are manufactured and assembled by the Company are carried at the lower of cost or net realizable value, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventories for the entertainment segment consists of tickets to live events purchased, which are held at lower of cost or net realizable value, and written-off after the event has occurred. Event tickets for the entertainment segment are carried at lower of cost or net realizable value, and fully written off at the time the event occurs if the ticket is unsold and remaining in inventory after the completion of the event. Management has established inventory reserves based on estimates of excess and/or obsolete current inventory.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2022. Finance leases would be included in property, plant and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers and its office and warehouse space at December 31, 2022 but no financing leases.

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

Shipping and Handling Costs:

Shipping and handling costs video solutions segment for outbound sales orders totaled $70,749 and $79,763 for the years ended December 31, 2022 and 2021, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense video solutions segment and entertainment segments includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expenses of approximately $7,668,641 and $4,110,032 for the years ended December 31, 2022 and 2021, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2022 and 2021. There were no penalties in 2022 and 2021.

The Company is subject to taxation in the United States and various states. As of December 31, 2022, the Company’s tax returns filed for 2019, 2020 and 2021 and to be filed for 2022 are subject to examination by the relevant taxing authorities. With a few exceptions, as of December 31, 2022, the Company is no longer subject to Federal, state, or local examinations by tax authorities for taxable years prior to 2019.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which is generally incurred by the video solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2022 and 2021.

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

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Entertainment, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, is also to be reported in the segment information. Therefore, its operations are eliminated in consolidation and is not considered a separate business segment for financial reporting purposes.

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

Repurchase and Cancellation of Shares

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes and cancelled when it is determined appropriate by management. The Company accounts for repurchases of common stock under the cost method. Shares repurchased and cancelled during the period were recorded as a reduction to stockholders’ equity. See further discussion of the Company’s share repurchase program in Note 18–Stockholders’ Equity.

Non-Controlling Interests

Non-controlling interests in the Company’s Consolidated Financial Statements represent the interest in subsidiaries held by venture partners. The venture partners hold noncontrolling interests in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

Redeemable Preferred Stock

Preferred stock may be classified as a liability, temporary equity (i.e., mezzanine equity) or permanent equity. In order to determine the appropriate classification, an evaluation of the cash redemption features is required.  Where there exists an absolute right of redemption presently or in the future, the preferred stock would be classified as a liability. If redemption is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control, it should be classified as mezzanine equity. The probability that the redemption event will occur is irrelevant. If no redemption features exist, or if a contingent redemption feature is within the Company’s control, the preferred stock would be considered equity.

Lease Receivable

Lease receivable are carried at the original invoice amount less the total payments received pertaining to each individual customer’s lease agreement. These agreements range from three to five years and are removed from lease receivables upon termination of the agreement. The Company determines if an allowance for doubtful accounts by regularly evaluating individual customer lease receivables and considering a customer’s financial condition, credit history, and current economic conditions. No allowance was deemed necessary for the year ended December 31, 2022.

Notes Receivable

Notes receivable are carried at the original note amount less an estimate made for doubtful receivables based on a review of all outstanding notes on a quarterly basis. The Company determines the allowance for doubtful accounts by regularly evaluating each note receivable and considering the borrower’s financial condition, credit history, and current economic conditions. The Company entered into a promissory note, through its entertainment segment, as part of a co-marketing agreement, with a principal amount of $3,000,000. Principal payment, since its inception, on this promissory note totaled $1,401,660 as of December 31, 2022, resulting in a remaining balance of $1,598,340 maturing December 31, 2023.

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

Going Concern Matters and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2022 and December 31, 2021 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $29.7 million for the year ended December 31, 2022 and $14.8 million during the year ended December 31, 2021 and it had an accumulated deficit of $92.0 million as of December 31, 2022. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $66.6 million in the year ended December 31, 2021 through two underwritten public offerings. These equity raises were utilized to fund its operations and acquisitions. Management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

The Company has increased its contract liabilities to nearly $8.0 million as of December 31, 2022, which results in recurring revenue during the period of 2023 to 2026. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

The Company has significantly cut costs in its entertainment segment through the removal of several large partnerships and sponsorships. These were not yielding the results management expected; thus, it is not expected that these costs with significantly hinder total revenues in 2023 and beyond.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. There can be no assurance that any additional transactions or financings will result from this process.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $152,736 as of December 31, 2022 and $113,234 as of December 31, 2021.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2022 and 2021, the uninsured balance amounted to $2,495,189 and $29,836,142, respectively. The Company uses primarily a network of unaffiliated distributors for international sales and an employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues. No one individual customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2022.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Beginning balance	$113,234	$123,224
Provision for bad debts	126,018	7,154
Charge-offs to allowance, net of recoveries	(86,516)	(17,144)
Ending balance	$152,736	$113,234

NOTE 4. OTHER RECEIVABLES

Other receivables were the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Notes receivable	$1,598,340	$470,000
Lease receivable	2,339,799	1,376,518
Other	138,383	175,295
Total other assets	$4,076,522	$2,021,813

Notes receivable increased by over $1.1 million at December 31, 2022 compared to December 31, 2021, primarily due to a note receivable issued by the Company during 2022. The Company entered into a promissory note, through its entertainment segment, as part of a co-marketing agreement, with a principal amount of $3,000,000. Principal payment, since its inception, on this promissory note totaled $1,401,660 as of December 31, 2022, resulting in a remaining balance of $1,598,340 maturing December 31, 2023. Lease receivable increased by nearly $1.0 million primarily due to increased sales under the Company’s subscription model during 2022. The Company determines if an allowance for doubtful accounts by regularly evaluating notes receivable and individual customer lease receivables, by considering a customer’s financial condition, credit history, and current economic conditions. No allowance was deemed necessary for the year ended December 31, 2022. Other receivables relate to a related party receivable further described in Note 19.

NOTE 5. INVENTORIES

Inventories consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw material and component parts– video solutions segment	$4,509,165	$3,062,046
Work-in-process– video solutions segment	3,164	—
Finished goods – video solutions segment	6,846,091	8,410,307
Finished goods – entertainment segment	970,527	2,102,272
Subtotal	12,328,947	13,574,625
Reserve for excess and obsolete inventory– video solutions segment	(5,230,261)	(3,353,458)
Reserve for excess and obsolete inventory – entertainment segment	(259,280)	(561,631)
Total inventories	$6,839,406	$9,659,536

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $171,071 and $153,976 as of December 31, 2022 and 2021, respectively.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Prepaid inventory	$6,110,321	$6,546,100
Prepaid advertising	1,931,628	2,455,527
Other	424,464	727,155
Total prepaid expenses	$8,466,413	$9,728,782

Prepaid expenses decreased by nearly $1.3 million primarily due to a decline in prepaid inventory purchases and advertising expenses in 2022.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2022 and 2021:

	Estimated Useful Life	December 31, 2022	December 31, 2021
Building	25 years	$4,537,037	$4,909,478
Land	Infinite	739,734	789,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	2,048,169	493,652
Warehouse and production equipment	3-7 years	51,302	65,948
Demonstration and tradeshow equipment	3-7 years	72,341	82,337
Building improvements	5-7 years	1,334,374	911,940
Rental equipment	1-3 years	—	8,584
Total cost		8,782,957	7,261,673
Less: accumulated depreciation and amortization		(884,271)	(420,647)

Net property, plant and equipment		$7,898,686	$6,841,026

Depreciation and amortization of property, plant and equipment aggregated $614,121 and $258,999 for the years ended December 31, 2022 and 2021, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. The Company retired fixed assets during 2022 totaling $549,104 resulting in a gain on sale of assets of $212,831 for the year ended December 31, 2022 on the Company’s Consolidated Statement of Operations. The Company retired fixed assets during 2021 totaling $391,535 all of which were fully depreciated resulting in no gain or loss for the year ended December 31, 2021.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$211,183	$80,378	$130,805	$194,286	$65,578	$128,708
Patents and trademarks (video solutions segment)	472,077	305,021	167,056	493,945	233,471	260,474
Sponsorship agreement network (entertainment segment)	5,600,000	1,493,333	4,106,667	5,600,000	373,333	5,226,667
SEO content (entertainment segment)	600,000	200,000	400,000	600,000	50,000	550,000
Personal seat licenses (entertainment segment)	180,081	8,001	172,080	201,931	2,244	199,687
Client agreements (revenue cycle management segments)	999,034	126,864	872,170	—	—	—

	8,062,375	2,213,597	5,848,778	7,090,162	724,626	6,365,536

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,367,514	—	11,367,514	9,931,547	—	9,931,547
Trade name (entertainment segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	56,678	—	56,678	5,430	—	5,430

Total	$20,086,567	$2,213,597	$17,872,970	$17,627,139	$724,626	$16,902,513

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2022 and 2021 was $1,562,558 and $563,490, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31, 2022, and thereafter is as follows:

Year ending December 31:
2023	$1,486,473
2024	1,435,915
2025	1,343,420
2026	859,438
2027 and thereafter	723,532
$5,848,778

NOTE 9. OTHER ASSETS

Other assets were the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Lease receivable	$4,700,923	$1,921,021
Sponsorship network	116,828	30,752
Other	337,930	155,526
Total other assets	$5,155,681	$2,107,299

NOTE 10. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2022	December 31, 2021
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	388,955	317,212
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	176,456	650,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	208,083	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	4,346	—
Debt obligations	927,840	1,117,212
Less: current maturities of debt obligations	485,373	389,934
Debt obligations, long-term	$442,467	$727,278

Debt obligations mature as follows as of December 31, 2022:

December 31, 2022
2023	$485,374
2024	297,971
2025	3,412
2026	3,542
2027 and thereafter	137,541

Total	$927,840

2020 Small Business Administration Notes.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the EIDL program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by an unsecured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments began in November 2022, after being deferred for thirty months after the date of disbursement and total $731.00 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the secured party a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

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

The June Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $113,617. The estimated fair value of the June Contingent Note at December 31, 2022 is $176,456, representing a decrease in its estimated fair value of $27,139 as compared to its estimated fair value as of December 31, 2021. Therefore, the Company recorded a gain of $27,139 and $32,789 in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $292,953. The estimated fair value of the August Contingent Note at December 31, 2022 is $388,954, representing an increase in its estimated fair value of $31,907 as compared to is estimated fair value as of December 31, 2021. Therefore, the Company recorded a loss of $31,907 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. The January Contingent Payment Note has a two-and-a-half-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for seven months and is due in equal quarterly installments on the tenth business day of each quarter. The principal amount of the January Contingent Payment Note is subject to an earn-out adjustment, being the difference between $3,500,000 (the “January Projected Revenue”) and the cash basis revenue (the “January Measurement Period Revenue”) collected by the January Sellers in its normal course of business from the clients existing on January 1, 2022, during the period from April 1, 2022 through March 31, 2023 (the “January Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the January Measurement Period Revenue is less than the January Projected Revenue, such amount will be subtracted from the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. If the January Measurement Period Revenue is more than the January Projected Revenue, such amount will be added to the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this January Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the January Contingent Payment Note as a result of the earn-out adjustments.

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $120,833. The estimated fair value of the January Contingent Note at December 31, 2022 is $208,083, representing a decrease in its estimated fair value of $421,085 as compared to its estimated fair value as of the inception date. Therefore, the Company recorded a gain of $421,085 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. The estimated fair value of the February Contingent Note at December 31, 2022 is $4,346, representing a decrease in its estimated fair value of $100,654 as compared to its estimated fair value as of the inception date. Therefore, the Company recorded a gain of $100,654 and $-0- in the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

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

The contingent consideration earn-out is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration earn-out at its estimated fair value of $3,700,000 at the acquisition date. Management determined that the actual Measurement Period EBITDA generated by TicketSmarter was less than 70% of the Projected EBITDA threshold. Therefore, no TicketSmarter Earn-Out payments amounts were due under the agreement. Therefore, the fair value of the contingent consideration earn-out agreement was reduced to zero, and the resulting gain of $-0- and $3,700,000 was reported in our Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, respectively.

NOTE 11. FAIR VALUE MEASUREMENT

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	777,840	777,840
	$—	$—	$777,840	$777,840

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$14,846,932	$14,846,932
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	967,212	967,212
	$—	$—	$15,814,144	$15,814,144

The following table represents the change in Level 3 tier value measurements:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2021	$967,212	$14,846,932

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Business Acquisition	750,000	—

Issuance of contingent consideration promissory note - Revenue Cycle Management Segment Asset Acquisition	105,000	—

Change in fair value of warrant derivative liabilities	—	(6,726,638)

Gain on extinguishment of warrant derivative liabilities	—	(3,624,794)

Issuance of common stock through warrant exchange agreement	—	(4,495,500)

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(527,402)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	(516,970)	—

Balance, December 31, 2022	$777,840	$—

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accrued warranty expense	$15,694	$13,742
Accrued litigation costs	247,984	250,000
Accrued sales commissions	55,000	30,213
Accrued payroll and related fringes	504,020	453,858
Accrued sales returns and allowances	118,026	45,298
Accrued taxes	46,408	180,486
Other	103,835	202,401
	$1,090,967	$1,175,998

Accrued warranty expense was comprised of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Beginning balance	$13,742	$31,845
Provision for warranty expense	71,734	92,202
Charges applied to warranty reserve	(69,782)	(110,305)

Ending balance	$15,694	$13,742

NOTE 13. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2022, and 2021 are as follows:

	2022	2021
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2022, and 2021 to the Company’s effective tax rate is as follows:

	2022	2021
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	6.0%	5.1%
Stock based compensation	(1.5)%	(0.9)%
Change in valuation reserve on deferred tax assets	(91.2)%	(26.7)%
Termination of warrant derivative liabilities	57.0%	—%
Contingent consideration for acquisition	4.1%	—%
Other, net	4.6%	(0.3)%

Income tax (provision) benefit	—%	—%

The effective tax rate for the years ended December 31, 2022, and 2021 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2022, primarily because of the current year operating losses.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Stock-based compensation	$510,000	$705,000
Start-up costs	110,000	115,000
Inventory reserves	1,355,000	875,000
Uniform capitalization of inventory costs	70,000	85,000
Allowance for doubtful accounts receivable	40,000	30,000
Property, plant and equipment depreciation	290,000	285,000
Deferred revenue	1,965,000	1,135,000
Accrued litigation reserve	60,000	65,000
Accrued expenses	50,000	35,000
Net operating loss carryforward	27,940,000	21,240,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	95,000	100,000

Total deferred tax assets	34,510,000	26,695,000
Valuation reserve	(34,200,000)	(16,980,000)

Total deferred tax assets	310,000	9,715,000
Deferred tax liabilities:
Warrant derivative liabilities	—	(9,495,000
Intangible assets	(165,000)	(75,000
Domestic international sales company	(145,000)	(145,000)

Total deferred tax liabilities	(310,000)	(9,715,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $34,200,000 and $16,980,000 as of December 31, 2022, and 2021, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred operating losses in 2022 but generated income 2021 and it continues to be in a three-year cumulative loss position at December 31, 2022 and 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $17,220,000 but continue to fully reserve its deferred tax assets at December 31, 2022. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of December 31, 2022, the Company had available approximately $113,315,000 of Federal net operating loss carry-forwards available to offset future taxable income generated. Such tax net operating loss carry-forwards expire between 2024 and 2042, with $63,726,000 of the tax net operating loss carry-forwards have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. In addition, the Company had research and development tax credit carry-forwards totaling $1,795,000 available as of December 31, 2022, which expire between 2023 and 2039.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carry-forwards are currently subject to an annual limitation of approximately $1,151,000 and may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carry-forwards expire between 2023 and 2039, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carry-forward period.

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

The effective tax rate for the years ended December 31, 2022, and 2021 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2022, primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2018 and all prior tax years.

NOTE 14. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was forty-eight months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2022 was ten months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was nineteen months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811 thereafter, with a termination date in March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022 was three months. The Company plans to relocate the revenue cycle management operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed a six-month extension for the lease, extending the remaining lease term for the Company’s office and the remaining lease term for the Company’s warehouse operating lease as of December 31, 2022 was six months.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2022, was thirty months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $547,609 for the year ended December 31, 2022.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2022 and December 31, 2021 was 3.3 years and 3.8 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2022:

Assets:
Operating lease right of use assets	$782,129

Liabilities:
Operating lease obligations-current portion	$294,617
Operating lease obligations-less current portion	$555,707
Total operating lease obligations	$850,324

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2023	$349,811
2024	245,761
2025	196,462
2026	175,113
Total undiscounted minimum future lease payments	967,147
Imputed interest	(116,823)
Total operating lease liability	$850,324

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

On February 23, 2023, the Company received notice from Nasdaq confirming that the Company has cured its bid price deficiency and has fully regained compliance with the Minimum Bid Price Requirement.

General

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $223,084 and $127,293 for the years ended December 31, 2022 and 2021, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 16. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $1,282,757 and $1,605,949 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of common stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2022 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2022 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2022. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2022.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The Company’s stockholders approved an amendment to the 2020 Plan at the Annual Meeting held on June 22, 2021 which increased the number of shares of Common Stock authorized and reserved for issuance under the 2020 Plan to a total of 125,000. A total of 112,958 options and restricted stock have been granted under the 2020 Plan to date. The 2020 Plan also authorizes us to grant (i) to the key employees’ incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock.

Our Board of Directors adopted the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”) on October 28, 2022 and the Company’s stockholders approved the 2022 Plan at the Annual Meeting held on December 7, 2022. The number of shares of Common Stock authorized and reserved for issuance under the 2022 Plan totals 125,000. The 2022 Plan also authorizes us to grant (i) to the key employees’ incentive stock options to purchase shares of Common Stock and non-qualified stock options to purchase shares of Common Stock and restricted stock awards and (ii) to non-employee directors and consultants non-qualified stock options and restricted stock.

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of December 31, 2022.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2022 and 2021 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	41,916	$64.00
Granted	15,000	33.40
Exercised	—	—
Forfeited	(2,613)	(232.20)
Outstanding at December 31, 2021	54,303	$47.40
Exercisable at December 31, 2021	46,803	$49.60

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	54,303	$47.40
Granted	1,250	19.60
Exercised	—	—
Forfeited	(1,603)	(80.80)
Outstanding at December 31, 2022	53,950	$45.80
Exercisable at December 31, 2022	53,950	$45.80

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2022 and 2021 was $22,768 and $466,831, respectively.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the years ended December 31, 2022 and 2021:

	2022	2021
	Assumptions	Assumptions
Volatility – range	111.67%	113%
Risk-free rate	1.81%	1.30%
Expected term	10.0 years	10.0 years
Exercise price	$19.60	$33.40

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2022:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	7.6 years	37,000	7.6 years
$50.00 to $69.99	15,100	5.5 years	15,100	5.5 years
$70.00 to $89.99	1,850	2.8 years	1,850	2.8 years

	53,950	6.8 years	53,950	6.8 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2022 and 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2021	36,006	$33.80
Granted	42,800	41.40
Vested	(25,563)	(38.80)
Forfeited	(375)	(21.60)
Nonvested balance, December 31, 2021	52,869	$37.40

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2022	52,869	$37.40
Granted	60,750	14.67
Vested	(31,244)	(34.73)
Forfeited	(3,250)	(21.20)
Nonvested balance, December 31, 2022	79,125	$21.73

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of December 31, 2022, there were $500,280 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-eight months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2023	57,250
2024	12,750
2025	4,000
2026	3,625
2027	1,500

NOTE 17. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable, or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 67,459 shares of common stock at $52.00 to $67.20 per share as of December 31, 2022. The warrants expire from February 23, 2023 through July 31, 2023 and certain of the outstanding warrants allow for cashless exercise.

On January 14, 2021 and February 1, 2021, the Company issued warrants to purchase a total of 2,127,500 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

On August 19, 2021, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with the Investors cancelling February Warrants exercisable for an aggregate of 384,077 shares of Common Stock in consideration for its issuance of (i) new warrants (the “Exchange Warrants”) to the Investors exercisable for an aggregate of up to 384,077 shares of Common Stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of Common Stock exercisable thereunder, representing an aggregate of 330,923 shares of Common Stock, and extended the expiration date of the February Warrants to September 18, 2026. The Exchange Warrants provide for an initial exercise price of $65.00 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis. On the date of the exchange, the Company calculated the fair value, using the Black-Scholes method, of the cancelled February Warrants and the newly issued Exchange Warrants, the difference in fair value measurement of the respective warrants was attributed to warrant modification expense in the consolidated statement of operations.

On the date of the exchange, the February Warrants and Exchange Warrants were valued at $11,818,644 and $12,114,424 using the original and modified expiry date of the warrants, respectively, using the Black-Scholes method. The difference of $295,780 was accordingly recorded as a warrant modification expense in the consolidated statement of operations.

	Original terms at August 19, 2021	Modified terms at August 19, 2021
Volatility - range	109.3%	104.7%
Risk-free rate	0.78%	0.78%
Dividend	0%	0%
Remaining contractual term	4.5 years	5.1 years
Exercise price	$65.00	$65.00
Common stock issuable under the warrants	715,000	715,000

On August 23, 2022, the Company entered into Warrant Exchange Agreements (the “Warrant Exchange Agreements”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors an aggregate of 303,750 shares of Common Stock in exchange for the cancellation by the Investors of the January Warrants, the Exchange Warrants and the Replacement Originals Warrants. On the date of the exchange, the Company calculated the fair value of the issuance of shares of common stock pursuant to the Warrant Exchange Agreements, attributing that value to common stock and additional paid in capital. The remaining value of the warrant derivative liability was attributed to an income from change in fair market value of warrant derivative liabilities and gain on extinguishment of warrant derivative liabilities in the consolidated statement of operations. On the date of the Warrant Exchange Agreement, using the Black-Scholes method, the fair value of the warrant derivative liability was $8.1 million, compared to $9.3 million at June 30, 2022, resulting in income from change in fair market value of warrant derivative liabilities of $1.2 million during the year ended December 31, 2022. Further, the value of the issued shares of Common Stock was $4.5 million, applied to additional paid in capital, resulting in a gain on the extinguishment of warrant derivative liabilities of $3.6 million during the year ended December 31, 2022.

Terms at August 23, 2022
Volatility - range	103.7%
Risk-free rate	3.17 - 3.36%
Dividend	0%
Remaining contractual term	3.4 - 4.1 years
Exercise price	$65.00
Common stock issuable under the warrants	1,215,000

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

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2022 and 2021:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2021	169,418	$124.80
Granted	2,127,500	62.20
Exercised	(912,500)	(58.40)
Cancelled	(83,988)	(188.40)
Vested Balance, December 31, 2021	1,300,430	$64.80

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2022	1,300,430	$64.80
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(1,232,971)	(65.08)
Vested Balance, December 31, 2022	67,459	$60.26

The total intrinsic value of all outstanding warrants aggregated $-0- as of December 31, 2022 and 2021, and the weighted average remaining term was 3.9 and 50.7 months as of December 31, 2022 and 2021, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of December 31, 2022:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$52.00	23,286	0.6 years
$60.00	15,840	0.3 years
$67.20	28,333	0.2 years

	67,459	0.3 years

NOTE 18 - STOCKHOLDERS’ EQUITY

Registered Direct Offerings

On January 14, 2021, the Company consummated a registered direct offering (the “Offering”) of (i) 140,000 shares of common stock (“Shares”), (ii) pre-funded warrants to purchase up to 360,000 shares of Common Stock (the “Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering (“Pre-Funded Warrants”); and (iii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 500,000 shares of Common Stock (the “Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $65.00 per share, subject to certain adjustments, as provided in the Warrants. The Offering was conducted pursuant to a placement agency agreement, dated January 12, 2021, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc., who acted as the exclusive placement agent in connection with the Offering pursuant to a placement agency agreement. The Shares and accompanying Warrants in the Offering were sold at a combined offering price of $61.90 per Share and accompanying Warrant and the Pre-Funded Warrants and accompanying Warrants in the Offering were sold at a combined offering price of $61.70 per Pre-Funded Warrant and accompanying Warrant.

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

The Company received net proceeds from this offering as follows:

Description	Amount
Net proceeds received:

Proceeds from the sale of 140,000 shares of Common Stock at $61.90 per share	$8,666,000
Proceeds from the sale of pre-funded warrants to purchase 360,000 shares of Common Stock at $61.70 per share	22,212,000
Less: Placement agent fees and other expenses of the offering	(1,937,000)

Net proceeds of the offering	$28,941,000

In conjunction with this Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 360,000 shares Common Stock at $61.90 per share ($61.70 prefunded at closing) and Common Stock purchase warrants to purchase up to 500,000 shares of Common Stock at $65.00 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 11 and 17):

Description	Amount

Warrant derivative liabilities	$21,922,158
Pre-funded warrant derivative liabilities	378,615
Total allocation of the net proceeds of the offering to warrant derivative liabilities	$22,300,773

Registered Direct Offerings

On February 1, 2021, the Company consummated an registered direct offering (the “Second Offering”) of (i) 162,500 shares of common stock (“February 2021 Shares”), (ii) pre-funded warrants to purchase up to 552,500 shares of Common Stock (the “February 2021 Pre-Funded Warrants”), issuable to investors whose purchase of shares of Common Stock would otherwise result in such investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering; and (iii) common stock purchase warrants (“February 2021 Warrants”) to purchase up to an aggregate of 715,000 shares of Common Stock (the “February 2021 Warrant Shares”), which are exercisable for a period of five years after issuance at an initial exercise price $65.00 per share, subject to certain adjustments, as provided in the February 2021 Warrants. The Second Offering was conducted pursuant to a placement agency agreement, dated January 28, 2021, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc., who acted as the exclusive placement agent in connection with the Second Offering pursuant to a placement agency agreement. The February 2021 Shares and accompanying February 2021 Warrants in the Second Offering were sold at a combined offering price of $56.00 per February 2021 Share and accompanying February 2021 Warrant and the February 2021 Pre-Funded Warrants and accompanying February 2021 Warrants in the Offering were sold at a combined offering price of $55.80 per February 2021 Pre-Funded Warrant and accompanying February 2021 Warrant.

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

The Company received net proceeds from this offering as follows:

Description	Amount
Net proceeds received:

Proceeds from the sale of 162,500 shares of Common Stock at $56.00 per share	$9,100,000
Proceeds from the sale of pre-funded warrants to purchase 552,500 shares of Common Stock at $55.80 per share	30,829,500
Less: Placement agent fees and other expenses of the offering	(2,482,400)

Net proceeds of the offering	$37,447,100

In conjunction with the Second Offering, the Company issued prefunded Common Stock purchase warrants to purchase up to 552,500 shares of common Stock at $56.00 per share ($55.80 prefunded at closing) and Common Stock purchase warrants to purchase up to 715,000 shares of Common Stock at $65.00 per share. The underlying warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Accordingly, the Company allocated a portion of the net proceeds of this offering to warrant derivative liabilities based on their estimated fair value as follows (See Notes 11 and 17):

Description	Amount

Warrant derivative liabilities	$27,476,352
Pre-funded warrant derivative liabilities	1,438,934
Total allocation of the net proceeds of the offering to warrant derivative liabilities	$28,915,286

2022 Issuance of Restricted Common Stock.

On January 7, 2022, the board of directors approved the grant of 26,250 shares of common stock to officers of the Company. Such shares will vest over various periods ranging from one to five years on the anniversary of the grant date, provided that each grantee remains an officer or employee on such dates.

On various dates in January 2022, the board of directors approved the grant of 9,500 shares of common stock to employees of the Company. Most shares will generally vest in varying amounts over the next two to five years, provided that each grantee remains an employee on such vesting dates.

Cancellation of Restricted Stock

During the year ended December 31, 2022, the Company cancelled 3,250 shares for various reasons.

Preferred Stock Transaction

On October 13, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Preferred Stock Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “2022 Offering”), 1,400,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 100,000 shares of the Company’s Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross aggregate proceeds of $15 million in the 2022 Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will, under certain circumstances, be convertible into shares of the Company’s common stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. In connection with the 2022 Offering, the Company paid A.G.P./Alliance Global Partners (the “Financial Advisor”) an aggregate cash fee equal to $750,000 and reimbursed the Financial Advisor for certain of its expenses in an amount not to exceed $135,000.

Pursuant to the Purchase Agreement, the Company filed on October 17, 2022 certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series A Preferred Stock and Series B Preferred Stock. The Certificate of Designation for the Series A Preferred Stock provides, in particular, that the Series A Preferred Stock will have no voting rights other than the right to vote on the Amendments on an as-if-converted-to-Common-Stock basis. The Certificate of Designation for the Series B Preferred Stock provides, in particular, that the Series B Preferred Stock will have no voting rights other than the right to vote on the Amendments and each share of Series B Preferred Stock entitles the holder thereof the right to cast 2,500 votes on the Amendments.

The holders of Preferred Stock will be entitled to dividends, on an as-if converted-to-Common-Stock basis, equal to dividends actually paid, if any, on shares of Common Stock. The Preferred Stock is convertible, at the option of the holders and, in certain circumstances, by the Company, into shares of Common Stock at a conversion price of $20.00 per share. The conversion price can be adjusted pursuant to the Certificates of Designation for stock dividends and stock splits, subsequent rights offering, pro rata distributions of dividends or other distribution of its assets, or the occurrence of a fundamental transaction (as defined in the applicable Certificate of Designation).

The holders of the Series A Preferred Stock and Series B Preferred Stock have the right to require the Company to redeem their shares of the relevant series at a price per share equal to 105% of the stated value of such shares commencing (i) after the earlier of (1) the receipt of stockholder approval of the Amendments and (2) sixty (60) days after the closing of the 2022 Offering and (ii) before the date that is ninety (90) days after such closing. The Company has the option to redeem the Series A Preferred Stock and Series B Preferred Stock at a price per share equal to 105% of the stated value of such shares commencing after the 90th day following the closing of the 2022 Offering, subject to the holders’ rights to convert the shares prior to such redemption.

The proceeds of the 2022 Offering were held in an escrow account, along with the additional amount that would be necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock, as applicable, subject to the earlier payment to redeeming holders. Upon expiration of the redemption period, any proceeds remaining in the escrow account will be disbursed to the Company.

The 2022 Offering closed on October 19, 2022. In December 2022, the Company redeemed 1,400,000 shares of Series A & 100,000 shares of Series B Preferred Stock, for a redemption price of $15,750,000, with a $13,365,000 carrying amount, resulting in a $2,385,000 loss on redemption.

Issuance of Common Stock as Consideration for the Potential Spin-Off Transaction.

On December 28, 2022, the Company issued a total of 25,000 shares of common stock as a portion of the consideration paid for the advisory services associated with the potential spin-off transaction.

Stock Repurchase Program

On December 6, 2021, the board of directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock under the specified terms of a share repurchase program (the “Program”). During the year ended December 31, 2022, the Company repurchased 186,299 shares of its common stock for $4,026,523, in accordance with the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2021	86,742	$22.80	86,742	—
January 2022	34,855	22.20	34,855	—
February 2022	34,649	22.40	34,649	—
March 2022	24,298	21.20	24,298	—
April 2022	29,774	22.80	29,774	—
May 2022	35,846	21.60	35,846	—
June 2022	26,878	19.20	26,878	—
Total all plans	273,041	$22.00	273,041	$3,998,398

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 273,041 shares at a cost of $6,001,602 through June 30, 2022.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $407,933 and $56,453 for the year ended December 31, 2022 and 2021, respectively.

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

On January 27, 2022, the board of directors appointed Christian J. Hoffmann, III as a member of the Board, effective immediately. Mr. Hoffmann is a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2022. The outstanding balance of the working capital loan was $138,384 as of December 31, 2022 and the Company anticipates full repayment of this advance during the year ended December 31, 2023. The Company paid distributions to the noncontrolling in consolidated subsidiary totaling $15,692 and $-0-, for the years ended December 31, 2022 and 2021, respectively.

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC.

NOTE 20. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Numerator for basic and diluted income (loss) per share – Net income (loss) attributable to common stockholders	$(21,666,691)	$25,474,508

Denominator for basic loss per share – weighted average shares outstanding	2,548,549	2,511,114
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,548,549	2,511,114

Net income (loss) per share:
Basic	$(8.50)	$10.14
Diluted	$(8.50)	$10.14

Basic income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2022 and 2021, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 21. DIGITAL ALLY HEALTHCARE VENTURE

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

The purchase price of the Healthcare Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Healthcare Acquisition. The preliminary and final estimated fair value of assets acquired and liabilities assumed in the Healthcare Acquisition were as follows:

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$68,562	10 years

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

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations”.

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

The purchase price of the Medical Billing Acquisition was allocated to the tangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the Medical Billing Acquisition. The preliminary and final estimated fair value of assets acquired, and liabilities assumed in the Medical Billing Acquisition were as follows:

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$27,594	10 years

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

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations”.

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

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations”.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2022	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$30,708	10 years

The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations” and will be estimated on a quarterly basis.

NOTE 22. TICKETSMARTER ACQUISITION

On September 1, 2021, Digital Ally, Inc. formed TicketSmarter, Inc. (“TicketSmarter”), through which the Company completed the acquisition of Goody Tickets, LLC, a Kansas limited liability company (“Goody Tickets”) and TicketSmarter, LLC, a Kansas limited liability company (“TicketSmarter LLC”), collectively the “TicketSmarter Acquisition”. TicketSmarter, Inc. comprises the Company’s entertainment business segment. In accordance with the stock purchase agreement, the Company agreed to an initial payment (the “Initial Payment Amount”) of $9,403,600 through a combination of cash and common stock. In addition to the Initial Payment Amount, the Company agreed to issue an earn-out agreement to the stockholders of Goody Tickets and TicketSmarter LLC in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021, of which the Company gave a fair value of $3,700,000 on the date of acquisition. However, following the completion of 2021, it was determined that the actual EBITDA threshold for any earn-out adjustment to be paid was not met. Thus, in accordance with U.S. GAAP, the fair value of the contingent earn-out is reduced to zero, and the associated gain related to this revaluation is recorded in our Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, included in the agreement, the Company agreed to place $500,000 in escrow, subject to a working capital adjustment based on actual working capital amounts on the acquisition date as defined in the agreement, this amount was subject to disbursement 45 days following the close of the acquisition. The parties completed the working capital adjustment resulting in the Company retaining $297,726 of the escrow amount with the $202,274 released to the Sellers. The total acquisition related costs aggregated $40,625, which was expensed as incurred.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2022	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	1,493,333	5 years
Search engine optimization/content	600,000	200,000	4 years

	$6,800,000	$1,693,333

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the year ended December 31, 2022.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations”.

NOTE 23. SEGMENT DATA

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Entertainment, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, is also to be reported in the segment information. The Company’s captive insurance subsidiary provides services to the Company’s other business segments and not to outside customers. Therefore, its operations are eliminated in consolidation and is not considered a separate business segment for financial reporting purposes.

The Video Solutions Segment encompasses our law, commercial, and shield divisions. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of December 31, 2022, and December 31, 2021:

	Years Ended December 31,
	2022	2021
Net Revenues:
Video Solutions	$8,252,288	$9,073,626
Revenue Cycle Management	7,886,107	1,630,048
Entertainment	20,871,500	10,709,760
Total Net Revenues	$37,009,895	$21,413,434

Gross Profit:
Video Solutions	$(1,250,277)	$2,002,345
Revenue Cycle Management	3,303,477	521,047
Entertainment	268,741	3,140,383
Total Gross Profit	$2,321,941	$5,663,775

Operating Income (loss):
Video Solutions	$(9,278,721)	$(4,497,196)
Revenue Cycle Management	357,705	93,763
Entertainment	(7,369,241)	235,432
Corporate	(13,443,001)	(10,592,909)
Total Operating Income (Loss)	$(29,733,258)	$(14,760,910)

Depreciation and Amortization:
Video Solutions	$769,228	$395,361
Revenue Cycle Management	128,082	—
Entertainment	1,279,369	427,128
Total Depreciation and Amortization	$2,176,679	$822,489

Assets (net of eliminations):
Video Solutions	$28,509,706	$25,983,348
Revenue Cycle Management	2,201,570	934,095
Entertainment	11,190,491	12,260,780
Corporate	14,766,295	43,810,974
Total Identifiable Assets	$56,668,062	$82,989,197

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $5,230,261 and a reserve for the entertainment segment of $259,280 as of December 31, 2022.

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

Note 24. SUBSEQUENT EVENTS

2023 Issuance of Restricted Common Stock

On January 9, 2023, the compensation committee (“the “Compensation Committee”) of the board of directors awarded Stanton E. Ross 17,500 shares of restricted common stock that will vest one half on January 10, 2024 and one half on January 10, 2025 provided that he remains an officer on such dates. Peng Han was awarded 5,000 shares of restricted common stock that will vest 1,000 shares on January 10, 2024, January 10, 2025, January 10, 2026, January 10, 2027 and January 10, 2028 provided that he remains an officer on such dates. The Compensation Committee awarded employees a total of 12,500 shares of restricted common stock that will vest one half on January 10, 2024 and one half on January 10, 2025 provided that they remain employees on such dates.

Reverse Stock Split

On February 6, 2023, we filed a Certificate of Amendment to the Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the shares of our common stock. The Reverse Stock Split was effective as of time of filing. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, our board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of our Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our common stock was not affected by the Reverse Stock Split.

Nasdaq Compliance

On February 23, 2023, the Company received notice from Nasdaq confirming that the Company has cured its bid price deficiency and has fully regained compliance with the Minimum Bid Price Requirement.

