Form 10-Q
period 2023-03-31
DIGITAL ALLY, INC.
filed 2023-05-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2023
Common Stock, $0.001 par value per share	2,755,224

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,859,723	$3,532,199
Accounts receivable – trade, net of $181,761 allowance – March 31, 2023 and $146,964 – December 31, 2022	2,199,255	2,044,056
Other receivables, net of $5,000 allowance – March 31, 2023 and $0 – December 31, 2022 (including $138,384 due from related parties – March 31, 2023 and $138,384 – December 31, 2022, refer to Note 20)	2,592,046	4,076,522
Inventories, net	5,921,079	6,839,406
Prepaid expenses	7,782,010	8,466,413

Total current assets	21,354,113	24,958,596

Property, plant, and equipment, net	7,750,712	7,898,686
Goodwill and other intangible assets, net	17,548,479	17,872,970
Operating lease right of use assets, net	1,189,053	782,129
Other assets	7,600,887	5,155,681

Total assets	$55,443,244	$56,668,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,487,267	$9,477,355
Accrued expenses	905,991	1,090,967
Current portion of operating lease obligations	287,520	294,617
Contract liabilities – current portion	2,624,870	2,154,874
Debt obligations – current portion	1,102,943	485,373
Income taxes payable	8,097	8,097

Total current liabilities	17,416,688	13,511,283

Long-term liabilities:
Debt obligations – long term	254,944	442,467
Operating lease obligation – long term	969,728	555,707
Contract liabilities – long term	6,315,647	5,818,082
Lease Deposit	10,445	—

Total liabilities	24,967,452	20,327,539

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 2,755,224 shares issued – March 31, 2023 and 2,720,170 shares issued – December 31, 2022	2,756	2,721
Additional paid in capital	127,984,155	127,869,342
Noncontrolling interest in consolidated subsidiary	574,933	448,694
Accumulated deficit	(98,086,052)	(91,980,234)

Total stockholders’ equity	30,475,792	36,340,523

Total liabilities and stockholders’ equity	$55,443,244	$56,668,062

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenue:
Product	$2,453,810	$2,410,060
Service and other	5,243,380	7,884,721

Total revenue	7,697,190	10,294,781

Cost of revenue:
Product	2,301,100	2,822,051
Service and other	3,851,298	5,533,111

Total cost of revenue	6,152,398	8,355,162

Gross profit	1,544,792	1,939,619

Selling, general and administrative expenses:
Research and development expense	934,939	498,000
Selling, advertising and promotional expense	1,847,489	2,779,404
General and administrative expense	4,935,170	5,465,553

Total selling, general and administrative expenses	7,717,598	8,742,957

Operating loss	(6,172,806)	(6,803,338)

Other income (expense):
Interest income	15,477	71,362
Interest expense	(5,664)	(17,009)
Other income	25,393	43,440
Change in fair value of contingent consideration promissory notes	158,021	(56,050)
Change in fair value of short-term investments	—	(84,818)
Change in fair value of warrant derivative liabilities	—	148,171

Total other income	193,227	105,096

Income (loss) before income tax benefit	(5,979,579)	(6,698,242)
Income tax benefit	—	—

Net loss	(5,979,579)	(6,698,242)

Net (income) loss attributable to noncontrolling interests of consolidated subsidiary	(126,239)	98,094

Net loss attributable to common stockholders	$(6,105,818)	$(6,600,148)

Net loss per share information:
Basic	$(2.22)	$(2.59)
Diluted	$(2.22)	$(2.59)

Weighted average shares outstanding:
Basic	2,751,662	2,546,552
Diluted	2,751,662	2,546,552

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid In	Treasury	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	stock	subsidiary	deficit	Total
Balance, December 31, 2021	2,545,220	$2,545	$124,476,447	$—	56,453	$(68,672,206)	$55,863,239
Stock-based compensation	—	—	394,749	—	—	—	394,749
Restricted common stock grant	35,750	36	(36)	—	—	—	—
Restricted common stock forfeitures	(750)	(1)	1	—	—	—	—
Repurchase and cancellation of common stock	(93,802)	(94)	—	—	—	(2,063,674)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	2,486,418	$2,486	$124,871,161	$—	$(57,333)	$(77,336,028)	$47,480,286

Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	$—	448,694	$(91,980,234)	$36,340,523
Stock-based compensation	—	—	114,848	—	—	—	114,848
Restricted common stock grant	35,000	35	(35)	—	—	—	—
Issuance due to rounding from reverse stock split	54	—	—	—		—	—
Net Income (loss)	—	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	$2,756	$127,984,155	$—	$574,933	$(98,086,052)	$30,475,792

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(5,979,579)	$(6,698,242)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	543,110	493,395
Stock-based compensation	114,848	394,749
Change in fair value of warrant derivative liabilities	—	(148,171)
Provision for inventory obsolescence	80,434	18,629
Provision for doubtful accounts receivable	29,025	(150,636)
Provision for doubtful lease receivable	5,000	—
Change in fair value of contingent consideration promissory note	(158,021)	56,050

Change in operating assets and liabilities (net of assets and liabilities acquired):
(Increase) decrease in:
Accounts receivable – trade	(211,201)	(744,521)
Accounts receivable – other	1,479,476	41,928
Inventories	837,893	234,987
Prepaid expenses	684,403	(512,817)
Operating lease right of use assets	110,115	102,165
Other assets	(2,445,206)	(2,529,277)
Increase (decrease) in:
Accounts payable	3,009,912	2,958,343
Accrued expenses	(184,976)	(142,043)
Operating lease obligations	(110,115)	(102,164)
Income taxes payable	—	15,000
Lease deposit	10,445	—
Contract liabilities	967,561	656,953

Net cash used in operating activities	(1,216,876)	(6,055,672)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(23,657)	(1,774,592)
Additions to intangible assets	(46,988)	(37,127)
Cash paid for acquisition of Medical Billing Company	—	(1,153,627)
Cash paid for asset acquisition from Medical Billing Company	—	(230,000)

Net cash used in investing activities	(70,645)	(3,195,346)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	—	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	(15,692)
Proceeds-Commercial Extension of Credit – Entertainment Segment	1,000,000	—
Payments on Commercial Extension of Credit – Entertainment Segment	(264,166)	—
Principal payment on contingent consideration promissory notes	(120,789)	(116,198)

Net cash provided by (used in) financing activities	615,045	(2,195,658)

Net decrease in cash and cash equivalents	(672,476)	(11,446,676)
Cash, cash equivalents, beginning of period	3,532,199	32,007,792

Cash, cash equivalents, end of period	$2,859,723	$20,561,116

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,348	$18,847

Cash payments for income taxes	$—	$9,969

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$35	$715

Restricted common stock forfeitures	$—	$15

Issuance of contingent consideration promissory note for business and asset acquisitions	$—	$855,000

Assets acquired in business acquisitions	$—	$190,631

Goodwill acquired in business acquisitions	$—	$2,100,000

Liabilities assumed in business acquisitions	$—	$387,005

Commercial Extension of Credit repaid through accrued revenue – Entertainment Segment	$26,977	$—

ROU and lease liability recorded on extension of lease	$517,039	$—

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

Spin-off:

On December 8, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies to optimize investment and capital allocation, accelerate growth, and unlock shareholder value. Specifically, the Company plans to spin off (the “Spin-off”) its ticketing operating segment, Kustom Entertainment, Inc. (“Kustom”). Upon completion of the Spin-off, the Company’s stockholders will own equity in two focused and streamlined businesses.

Digital Ally, Inc. will continue to be a provider of video solution technology for law enforcement agencies, commercial fleets, and situational event security solutions. Digital Ally will also continue to provide working capital and back-office services to a variety of healthcare organizations throughout the country through its revenue cycle management subsidiary.

For the year ending December 31, 2022, these consolidated businesses generated approximately $37.0 million in annual revenues. We believe that Digital Ally, as a stand-alone entity, will be well-positioned to accelerate organic growth in its large and attractive end markets, benefit from favorable secular trends, and begin to apply discipline and focus throughout the company to enhance profitability and continue to drive growth, new product development and expansion.

As an independent company, we believe that Digital Ally, Inc. will have greater strategic focus and operational flexibility, while building on its recent momentum and emphasizing the improvement of its profit margins and profitability. Additionally, the Company expects to benefit from dedicated resources and management, with an attention to brand building, innovation, and extended opportunities domestically as well as internationally. As Digital Ally has continued to build its portfolio of subscriptions and customers that are already in place, we believe that we can continue to maintain stable sales through our deferred revenue model; however, there will be an equal expectation for growth and expansion across several high-growth adjacent markets.

Upon completion of the Spin-off, Digital Ally, Inc. will be led by Brody J. Green, who will serve as Chief Executive Officer. The Company intends to continue to be listed on the NASDAQ under its current ticker symbol, “DGLY”.

Kustom will be a multi-disciplinary entertainment company, anchored by a premier ticketing technology business, which we believe is poised to achieve substantial scaling opportunities, through its TicketSmarter, Inc. subsidiary, which offers unique primary and secondary ticketing products to the market. Additionally, Kustom’s offerings will include a distinctive event marketing and production company, with numerous customization options for events, festivals, and concerts, through its Kustom 440, Inc., subsidiary.

For the year ending December 31, 2022, these standalone businesses achieved approximately $20.9 million in annual revenues. We believe that this business can achieve above-average growth by exploiting its relationships in the sporting and entertainment industries that are intended to support its primary ticketing-related opportunities, along with the expectation of the full deployment of the Kustom 440 brand and its line of service offerings. Kustom will be able to differentiate itself through its ability to provide event services of all sizes, ranging from corporate events to multi-day festivals. Furthermore, the ability to offer venue, ticketing, marketing, and production capabilities will make this company a unique and attractive option for many partners and investors.

With the planned separation, TicketSmarter is expected to enhance its leadership position in the national secondary ticketing marketplace, while also building a stronger position in the primary ticketing market. Furthermore, as Kustom 440 was formed in mid-2022, the event marketing and production business will be fully able to execute and produce the planned events throughout 2023, as production and investments have already begun.

Kustom will be led by Stanton E. Ross, who will serve as the President and Chief Executive Officer. Kustom’s shares are expected to be listed on a national exchange under a ticker symbol to be determined and announced at a later date.

The Company may also pursue an alternative disposition of Kustom instead of the Spin-Off. The Spin-Off or alternative transaction is expected to be completed in the second half of 2023.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (May 15, 2023). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 15, 2024.

The Company has experienced net losses and cash outflows from operating activities since inception. For the three months ended March 31, 2023, the Company had a net loss attributable to common stockholders of $6,105,818, net cash used in operating activities of $1,216,876, $70,645 used in investing activities and $615,045 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting its gross margins and has seen progress in that regard. The Company has also implemented a marketing and advertisement reduction plan for its entertainment segment, which will focus on reducing and alleviating current obligations from its media marketing agreements and place a hold on entering into any new agreements. The Company believes that its quality control, cost-cutting initiatives, and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the unaudited condensed consolidated financial statements were issued.

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. The Company formed TicketSmarter, Inc. on September 1, 2021, upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global entertainment operations. The Company formed Worldwide Reinsurance Ltd. in December 2021, which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. and BirdVu Jets, Inc. for travel and transportation purposes in 2022. The company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

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

The Company has two different revenue streams, product and service, represented through its three segments. The Company reports all revenues on a gross basis, other than service revenues from the Company’s entertainment and revenue cycle management segments. Revenues generated by all segments are reported net of sales taxes.

Video Solutions

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be customer contracts. In situations where sales are to a distributor, the Company has concluded that such contracts are with the distributor as in such cases the Company holds contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations are satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Entertainment

The Company reports entertainment revenue on a gross or net basis based on management’s assessment of whether the Company is acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended March 31, 2023, the Company recognized revenue of $0.5 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	March 31, 2023
	December 31, 2022	Additions/Reclass	Recognized Revenue	March 31, 2023
Contract liabilities, current	$2,154,874	$562,809	$92,813	$2,624,870
Contract liabilities, non-current	5,818,082	868,211	370,646	6,315,647

	$7,972,956	$1,431,020	$463,459	$8,940,517

	March 31, 2022
	December 31, 2021	Additions/Reclass	Recognized Revenue	March 31, 2022
Contract liabilities, current	$1,665,519	$280,375	$157,173	$1,788,721
Contract liabilities, non-current	2,687,786	897,438	363,687	3,221,537

	$4,353,305	$1,177,813	$520,860	$5,010,258

Sales returns and allowances aggregated $116,642 and $118,027 for the years ended March 31, 2023 and December 31, 2022, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	March 31, 2023
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$339,933	$—	$—	$339,933
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	2,519,790	—	—	2,519,790

	$2,859,723	$—	$—	$2,859,723

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$897,745	$—	$—	$897,745
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	2,634,454	—	—	2,634,454

	$3,532,199	$—	$—	$3,532,199

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2023 and December 31, 2022, the uninsured balance amounted to $2,021,428 and $2,495,189, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of March 31, 2023 and concluded that there was no impairment.

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

Non-Controlling Interests

Non-controlling interests in the Company’s Consolidated Financial Statements represent the interest in subsidiaries held by our venture partner. The venture partner holds a noncontrolling interest in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income or loss attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. In April 2019 and May 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” and ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” which provided additional implementation guidance on the previously issued ASU. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As such, we adopted ASC 326 effective January 1, 2023. The adoption of this standard did not have a significant impact on the Company’s financial position and results of operations.

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,923,281	$4,509,165
Work-in-process– video solutions segment	11,665	3,164
Finished goods – video solutions segment	6,558,625	6,846,091
Finished goods – entertainment segment	836,615	970,527
Subtotal	11,330,186	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(5,089,903)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(319,204)	(259,280)
Total inventories	$5,921,079	$6,839,406

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $173,630 and $171,071 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	324,129	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	147,047	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	6,926	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	20,928	4,346
Commercial Extension of Credit – Entertainment Segment	708,857	—
Debt obligations	1,357,887	927,840
Less: current maturities of debt obligations	1,102,943	485,373
Debt obligations, long-term	$254,944	$442,467

Debt obligations mature as follows as of March 31, 2023:

March 31, 2023
2023 (April 1, 2023 to December 31, 2023)	$1,005,718
2024	207,673
2025	3,412
2026	3,542
2027 and thereafter	137,542

Total	$1,357,887

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $143,026. The estimated fair value of the June Contingent Note at March 31, 2023 is $147,047, representing a reduction in its estimated fair value of $29,409 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the three months ended March 31, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three months ended March 31, 2023.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $357,779. The estimated fair value of the August Contingent Note at March 31, 2023 is $324,129, representing a reduction in its estimated fair value of $64,826 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the three months ended March 31, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three months ended March 31, 2023

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. The January Contingent Payment Note has a two and a half year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for seven months and is due in equal quarterly installments on the tenth business day of each quarter. The principal amount of the January Contingent Payment Note is subject to an earn-out adjustment, being the difference between $3,500,000 (the “January Projected Revenue”) and the cash basis revenue (the “January Measurement Period Revenue”) collected by the January Sellers in its normal course of business from the clients existing on January 1, 2022, during the period from April 1, 2022 through March 31, 2023 (the “January Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the January Measurement Period Revenue is less than the January Projected Revenue, such amount will be subtracted from the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. If the January Measurement Period Revenue is more than the January Projected Revenue, such amount will be added to the principal balance of this January Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this January Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the January Contingent Payment Note as a result of the earn-out adjustments.

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $146,843. The estimated fair value of the January Contingent Note at March 31, 2023 is $6,926, representing a reduction in its estimated fair value of $175,146 as compared to its estimated fair value as of December 31, 2022. Therefore, the Company recorded a gain of $175,146 in the Consolidated Statements of Operations for the three months ended March 31, 2023.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $543. The estimated fair value of the February Contingent Note at March 31, 2023 is $20,928, representing an increase in its estimated fair value of $17,125 as compared to its estimated fair value as of December 31, 2022. Therefore, the Company recorded a loss of $17,125 in the Consolidated Statements of Operations for the three months ended March 31, 2023.

2023 Commercial Extension of Credit

On February 23, 2023, the Company’s Entertainment segment entered into an extension of credit in the form of a loan to use in marketing and operating its business in accordance with the Private Label Agreement previously entered into with the Lender. The Lender agreed to extend, subject to the conditions hereof, and Borrower agreed to take, a Loan for Principal Sum of $1,000,000.

Lender shall retain 25% of each remittance owed to Borrower under the terms of the Private Label Agreement. Such remittances shall include regular weekly remittances and any additional incentive payments to which the Borrower may be entitled. The 25% withholding of the Borrower’s applicable remittance shall be deemed a “Payment” under the terms of this Note, and Payments shall continue until the earlier of (i) repayment of the Principal Sum, accrued Interest, and a fee of $35,000.00 or (ii) expiration of the Private Label Agreement on December 31, 2023.

As of the three months ended March 31, 2023, the Company’s Entertainment segment had repaid $291,143 towards the principal on the loan through remittances and had an outstanding balance of $708,857.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	$499,029	$499,029
	$—	$—	$499,029	$499,029

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	$777,840	$777,840
	$—	$—	$777,840	$777,840

The following table represents the change in Level 3 tier value measurements for the three months ended March 31, 2023:

Contingent Consideration Promissory Notes

Balance, December 31, 2022	$777,840

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(120,789)

Change in fair value of contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(158,022)

Balance, March 31, 2023	$499,029

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued warranty expense	$19,261	$15,694
Accrued litigation costs	247,984	247,984
Accrued sales commissions	59,075	55,000
Accrued payroll and related fringes	316,114	504,020
Accrued sales returns and allowances	116,643	118,026
Accrued taxes	50,727	46,408
Other	96,187	103,835
	$905,991	$1,090,967

Accrued warranty expense was comprised of the following for the three months ended March 31, 2023:

Beginning balance	$15,694
Provision for warranty expense	20,708
Charges applied to warranty reserve	(17,141)

Ending balance	$19,261

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 and 2022 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2023, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $113.3 million (based on its December 31, 2022 tax return) in net operating loss carryforwards to offset future taxable income as of March 31, 2023.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Prepaid inventory	$5,925,548	$6,110,321
Prepaid advertising	1,397,068	1,931,628
Other	459,394	424,464
Total prepaid expenses	$7,782,010	$8,466,413

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	Estimated Useful Life	March 31, 2023	December 31, 2022
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	2,072,295	2,048,169
Warehouse and production equipment	3-7 years	51,302	51,302
Demonstration and tradeshow equipment	3-7 years	72,341	72,341
Building improvements	5-7 years	1,334,374	1,334,374
Total cost		8,807,083	8,782,957
Less: accumulated depreciation and amortization		(1,056,371)	(884,271)

Net property, plant and equipment		$7,750,712	$7,898,686

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was $171,631 and $135,438, respectively, and is included in general and administrative expenses.

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2023, was forty-five months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2023, was seven months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office operating lease as of March 31, 2023, was sixteen months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed an eighty-four-month extension for the lease, the extension terms include monthly payments ranging from $7,436 to $8,877, with a termination date of March 2030. The remaining lease term for the Company’s operating lease as of March 31, 2023 was eighty-four months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed a six-month extension for the lease, extending the remaining lease term for the Company’s office and the remaining lease term for the Company’s operating lease as of March 31, 2023 was three months. The Company plans to relocate the entertainment operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office operating lease as of March 31, 2023, was twenty-seven months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $142,402 during the three months ended March 31, 2023.

The weighted-average remaining lease term related to the Company’s lease liabilities as of March 31, 2023 was 4.8 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2023:

Assets:
Operating lease right of use assets	$1,189,053

Liabilities:
Operating lease obligations-current portion	$287,520
Operating lease obligations-less current portion	969,728
Total operating lease obligations	$1,257,248

The components of lease expense were as follows for the three months ended March 31, 2023:

Selling, general and administrative expenses	$142,402

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (April 1, to December 31, 2023)	$291,559
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,651
Total undiscounted minimum future lease payments	1,525,487
Imputed interest	(268,239)
Total operating lease liability	$1,257,248

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$211,183	$84,488	$126,695	$211,183	$80,378	$130,805
Patents and trademarks (video solutions segment)	472,077	328,412	143,665	472,077	305,021	167,056
Sponsorship agreement network (entertainment segment)	5,600,000	1,773,333	3,826,667	5,600,000	1,493,333	4,106,667
SEO content (entertainment segment)	600,000	237,500	362,500	600,000	200,000	400,000
Personal seat licenses (entertainment segment)	180,081	9,502	170,579	180,081	8,001	172,080
Client agreements (revenue cycle management segments)	999,034	151,840	847,194	999,034	126,864	872,170

	8,062,375	2,585,075	5,477,300	8,062,375	2,213,597	5,848,778

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,367,514	—	11,367,514	11,367,514	—	11,367,514
Trade name (entertainment segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	103,665	—	103,665	56,678	—	56,678

Total	$20,133,554	$2,585,075	$17,548,479	$20,086,567	$2,213,597	$17,872,970

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended March 31, 2023 and 2022 was $371,478 and $357,966, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2023 (April 1, to December 31, 2023)	$1,113,133
2024	1,432,808
2025	1,340,312
2026	856,330
2027 and thereafter	734,717
$5,477,300

NOTE 11. OTHER ASSETS

Other assets were the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Lease receivable	$5,071,750	$4,700,923
Sponsorship network	2,149,520	116,828
Other	379,617	337,930
Total other assets	$7,600,887	$5,155,681

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $114,848 and $394,749 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of common stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2023 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2023 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2023. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2023.

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of March 31, 2023.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the three months ended March 31, 2023 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	53,950	$45.80
Granted	—	—
Exercised	—	—
Forfeited	(350)	(83.20)
Outstanding at March 31, 2023	53,600	$45.55
Exercisable at March 31, 2023	53,600	$45.55

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2023 and 2022.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at March 31, 2023 and December 31, 2022, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2023:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	7.4 years	37,000	7.4 years
$50.00 to $69.99	15,100	5.2 years	15,100	5.2 years
$70.00 to $89.99	1,500	3.1 years	1,500	3.1 years

	53,600	6.6 years	53,600	6.6 years

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

A summary of all restricted stock activity under the Plans for the three months ended March 31, 2023 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2022	79,125	$21.73
Granted	35,000	5.00
Vested	(26,375)	(35.83)
Forfeited	—	—
Nonvested balance, March 31, 2023	87,750	$10.82

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2023, there were $559,045 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-eight months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2023 (April 1, 2023 through December 31, 2023)	30,375
2024	28,750
2025	20,000
2026	4,625
2027	2,500
2028	1,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

The Company has issued common stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 39,162 shares of common stock at $52.00 to $60.00 per share as of March 31, 2023. The warrants expire from April 3, 2023 through July 31, 2023 and under certain circumstances allow for cashless exercise.

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

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2023:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2023	67,459	$60.26
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(28,333)	(67.20)
Vested Balance, March 31, 2023	39,126	$55.24

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2023, and the weighted average remaining term is four months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of March 31, 2023:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$52.00	23,286	0.3 years
$60.00	15,840	0.1 years

	39,126	0.2 years

NOTE 15. STOCKHOLDERS’ EQUITY

2023 Issuance of Restricted Common Stock

On January 10, 2023, the board of directors approved the grant of 22,500 shares of common stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2028, provided that each grantee remains an officer or employee on such dates. Additionally, the board of directors approved the grant of 12,500 restricted common shares to certain new employees of the Company. Such shares will generally vest over a period of one to two years on their respective anniversary dates in January through January 2025, provided that each grantee remains an employee of the company on such dates.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net (income) loss attributable to noncontrolling interests of consolidated subsidiary of ($126,239) and $98,094 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Numerator for basic and diluted income (loss) per share – Net income (loss)	$(6,105,818)	$(6,600,148)

Denominator for basic income (loss) per share – weighted average shares outstanding	2,751,662	2,546,552
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	2,751,662	2,546,552

Net income (loss) per share:
Basic	$(2.22)	$(2.59)
Diluted	$(2.22)	$(2.59)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive and, therefore, not included in the computation of diluted income (loss) per share.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through March 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$79,989	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through March 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$32,768	10 years

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

Description	Final purchase price allocation
Assets acquired:
Tangible assets acquired	$190,631
Goodwill	2,100,000
Liabilities assumed pursuant to stock purchase agreement	(387,005)
Total assets acquired and liabilities assumed	$1,903,626
Consideration:
Cash paid at acquisition date	$1,153,626
Contingent consideration promissory note	750,000

Total acquisition purchase price	$1,903,626

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through March 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$39,083	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through March 31, 2023	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	1,773,333	5 years
Search engine optimization/content	600,000	237,500	4 years

	$6,800,000	$2,010,833

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the three months ended March 31, 2023.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2023, and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Net Revenues:
Video Solutions	$1,899,364	$2,010,049
Revenue Cycle Management	1,781,590	1,903,957
Entertainment	4,016,236	6,380,775
Total Net Revenues	$7,697,190	$10,294,781

Gross Profit:
Video Solutions	$534,195	$268,431
Revenue Cycle Management	775,934	697,169
Entertainment	234,663	974,019
Total Gross Profit	$1,544,792	$1,939,619

Operating Income (loss):
Video Solutions	$(1,963,186)	$(1,658,144)
Revenue Cycle Management	103,765	(128,518)
Entertainment	(1,233,006)	(1,445,847)
Corporate	(3,080,379)	(3,570,829)
Total Operating Income (Loss)	$(6,172,806)	$(6,803,338)

Depreciation and Amortization:
Video Solutions	$198,122	$174,066
Revenue Cycle Management	25,507	146
Entertainment	319,481	319,183
Total Depreciation and Amortization	$543,110	$493,395

	March 31, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$30,802,197	$28,509,706
Revenue Cycle Management	2,720,079	2,201,570
Entertainment	8,741,754	11,190,491
Corporate	13,179,214	14,766,295
Total Identifiable Assets	$55,443,244	$56,668,062

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $5,089,903 and a reserve for the entertainment segment of $319,204.

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

NOTE 20. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $138,384 as of March 31, 2023 and the Company anticipates full repayment of this advance during the year ended December 31, 2023.

NOTE 21. SUBSEQUENT EVENTS

Convertible Note

On April 5, 2023, Digital Ally, Inc. (the “Company”) entered into and consummated the initial closing (the “First Closing”) of the transactions contemplated by a Securities Purchase Agreement, dated as of April 5, 2023 (the “Purchase Agreement”), between the Company and certain investors (the “Purchasers”).

At the First Closing, the Company issued and sold to the Purchasers Senior Secured Convertible Notes in the aggregate original principal amount of $3,000,000 (the “Notes”) and warrants (the “Warrants”). The Purchase Agreement provided for a ten percent (10%) original interest discount resulting in gross proceeds to the Company of $2,700,000. No interest accrues under the Notes. The Warrants are exercisable for an aggregate 1,125,000 shares comprised of 375,000 warrants at an exercise price of $5.50 per share of the Company’s common stock (the “Common Stock”), 375,000 warrants at an exercise price of $6.50 per share of Common Stock, and 375,000 warrants at an exercise price of $7.50 per share of Common Stock.

Subject to certain conditions, within 18 months from the Effectiveness Date (as defined below) and while the Notes remain outstanding, the Purchasers have the right to require the Company to consummate a second closing of up to an additional $3,000,000 of Notes and Warrants on the same terms and conditions as the First Closing, except that the Notes may be subordinate to a mortgage on the Company’s headquarters building (the “Bank Mortgage”).

The Notes are convertible into shares of Common Stock at the election of the Purchasers at any time at a fixed conversion price of $5.00 (the “Conversion Price”) per share of Common Stock. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable Conversion Price (subject to certain exceptions). Subject to certain conditions, including certain equity conditions, the Company may redeem some or all of the then outstanding principal amount of the Note for cash in an amount equal to 110% of the outstanding principal amount of the Notes (the “Optional Redemption Amount”). In addition, the Purchasers may, at their option, demand repayment at the Optional Redemption Amount upon five (5) business days’ written notice following (i) the closing by the Company of the Bank Mortgage, or (ii) a sale by the Company of Common Stock or Common Stock equivalents.

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

Revenue Cycle Management Operating Segment – We have recently entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, along with two more acquisitions completed during the first quarter of 2022, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we aim to maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Entertainment Operating Segment - We have also recently entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

Our entertainment operating segment consists of entertainment services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Entertainment direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Net Revenues:
Video Solutions	$1,899,364	$2,010,049
Revenue Cycle Management	1,781,590	1,903,957
Entertainment	4,016,236	6,380,775
Total Net Revenues	$7,697,190	$10,294,781

Gross Profit:
Video Solutions	$534,195	$268,431
Revenue Cycle Management	775,934	697,169
Entertainment	234,663	974,019
Total Gross Profit	$1,544,792	$1,939,619

Operating Income (loss):
Video Solutions	$(1,963,186)	$(1,658,144)
Revenue Cycle Management	103,765	(128,518)
Entertainment	(1,233,006)	(1,445,847)
Corporate	(3,080,379)	(3,570,829)
Total Operating Income (Loss)	$(6,172,806)	$(6,803,338)

Depreciation and Amortization:
Video Solutions	$198,122	$174,066
Revenue Cycle Management	25,507	146
Entertainment	319,481	319,183
Total Depreciation and Amortization	$543,110	$493,395

	March 31, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$30,802,197	$28,509,706
Revenue Cycle Management	2,720,079	2,201,570
Entertainment	8,741,754	11,190,491
Corporate	13,179,214	14,766,295
Total Identifiable Assets	$55,443,244	$56,668,062

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

Consolidated Results of Operations

We experienced operating losses for the first quarter of 2023 and all quarters during 2022. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$7,697,190	$8,879,504	$8,484,153	$9,351,457	$10,294,781
Gross profit	1,544,792	(1,932,256)	595,500	1,719,078	1,939,619
Gross profit margin %	20.1%	(21.8)%	7.0%	18.4%	18.8%
Total selling, general and administrative expenses	7,717,598	7,769,389	7,162,523	8,380,330	8,742,957
Operating income (loss)	(6,172,806)	(9,701,645)	(6,567,023)	(6,661,252)	(6,803,338)
Operating income (loss) %	(80.2)%	(109.3)%	(77.4)%	(71.2)%	(66.1)%
Net income (loss)	$(5,979,579)	$(9,574,258)	$(1,919,071)	$(682,187)	$(6,698,242)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $5,979,579 on revenues of $7,697,190 for first quarter of 2023.

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

For the Three Months Ended March 31, 2022 and 2021

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended March 31, 2023 and 2022, represented as a percentage of total revenues for each such quarter:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	80%	81%

Gross profit	20%	19%
Selling, general and administrative expenses:
Research and development expense	12%	5%
Selling, advertising and promotional expense	24%	27%
General and administrative expense	64%	53%

Total selling, general and administrative expenses	100%	85%

Operating loss	(80)%	(66)%

Change in fair value of short-term investments	—%	(1)%
Change in fair value of contingent consideration promissory notes	2%	(1)%
Change in fair value of derivative liabilities	—%	1%
Other income and interest income (expense), net	—%	1%

Income (loss) before income tax benefit	(78)%	(65)%
Income tax (provision)	—%	—%

Net income/(loss)	(78)%	(65)%

Net income (loss) attributable to noncontrolling interests of consolidated subsidiary	(2)%	1%

Net income (loss) attributable to common stockholders	(80)%	(64)%

Net income/(loss) per share information:
Basic	$(2.22)	$(2.59)
Diluted	$(2.22)	$(2.59)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Three Months Ended March 31,
	2023	2022
Product Revenues:
Video Solutions	$1,193,021	$1,336,230
Revenue Cycle Management	—	—
Entertainment	1,260,789	1,073,830
Total Product Revenues	$2,453,810	$2,410,060

Product revenues for the three months ended March 31, 2023 and 2022 were $2,453,810 and $2,410,060 respectively, an increase of $43,750 (2%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $1,260,789 in product revenues for the three months ended March 31, 2023, compared to $1,073,830 for the three months ended March 31, 2022. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,193,021 during the three months ended March 31, 2023 compared to $1,336,230 for the three months ended March 31, 2022. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three Months Ended March 31,
	2023	2022
Service and Other Revenues:
Video Solutions	$706,343	$673,819
Revenue Cycle Management	1,781,590	1,903,957
Entertainment	2,755,447	5,306,945
Total Service and Other Revenues	$5,243,380	$7,884,721

Service and other revenues for the three months ended March 31, 2023 and 2022 were $5,243,380 and $7,884,721, respectively, a decrease of $2,641,341 (33%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $422,823 and $270,925 for the three months ended March 31, 2023 and 2022, respectively, an increase of $151,898 (56%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended March 31, 2023. We expect this trend to continue throughout 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $211,847 and $199,491 for the three months ended March 31, 2023 and 2022, respectively, an increase of $12,356 (6%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our entertainment operating segment generated service revenues totaling $2,755,447 and $5,306,945 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $2,551,498 (48%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to present a strong revenue outlook moving forward.

●	Our revenue cycle management operating segment generated service revenues totaling $1,781,590 and $1,903,957 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $122,367 (6%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended March 31, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended March 31, 2023 and 2022 were $7,697,190 and $10,294,781, respectively, a decrease of $2,597,591 (25%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended March 31, 2023, and 2022 was $2,315,180 and $2,822,051, respectively, a decrease of $520,951 (18%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended March 31, 2023, and 2022 were 94% and 117%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of Product Revenues:
Video Solutions	$1,037,594	$1,477,715
Revenue Cycle Management	—	—
Entertainment	1,263,506	1,344,336
Total Cost of Product Revenues	$2,301,100	$2,822,051

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. In addition, the Video Solutions Segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first quarter of 2023. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 87% for the three months ended March 31, 2023 as compared to 111% for the three months ended March 31, 2022.

The decrease in entertainment operating segment cost of product sold directly correlates to the decrease in product revenues for the three months ended March 31, 2023 compared to March 31, 2022, resulting in cost of product revenue of $1,263,506 for the three months ended March 31, 2022, compared to $1,344,336 for the three months ended March 31, 2022. Cost of product sold as a percentage of product revenues for the entertainment segment was 100% for the three months ended March 31, 2023 as compared to 125% for the three months ended March 31, 2022.

We recorded $5,409,107 and $5,489,541 in reserves for obsolete and excess inventories at March 31, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-progress were $3,934,946 and $4,512,329 at March 31, 2023 and December 31, 2022, respectively, a decrease of $577,383 (13%). Finished goods balances were $7,395,240 and $7,816,618 at March 31, 2023 and December 31, 2022, respectively, a decrease of $421,378 (5%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the increase in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of March 31, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended March 31, 2023, and 2022 was $3,851,298 and $5,533,111, respectively, a decrease of $1,681,813 (30%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended March 31, 2023, and 2022 were 73% and 70%, respectively. Cost of service revenues by operating shipment is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of Service Revenues:
Video Solutions	$327,575	$263,903
Revenue Cycle Management	1,005,656	1,206,787
Entertainment	2,518,067	4,062,421
Total Cost of Service Revenues	$3,851,298	$5,533,111

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 46% for the three months ended March 31, 2023 as compared to 39% for the three months ended March 31, 2022.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 56% for the three months ended March 31, 2023 as compared to 63% for the three months ended March 31, 2022.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Cost of service revenues as a percentage of service revenues for the entertainment segment was 91% for the three months ended March 31, 2023 as compared to 77% for the three months ended March 31, 2022.

Gross Profit

Overall gross profit for the three months ended March 31, 2022 and 2021 was $1,544,792 and $1,939,619, respectively, a decrease of $394,827 (20%). Gross profit by operating segment was as follows:

	Three Months Ended March 31,
	2023	2022

Gross Profit:
Video Solutions	$534,195	$268,431
Revenue Cycle Management	775,934	697,169
Entertainment	234,663	974,019
Total Gross Profit	$1,544,792	$1,939,619

The overall decrease is attributable to the decrease in revenues for the three months ended March 31, 2023 and a decrease in the overall cost of sales as a percentage of overall revenues to 80% for the three months ended March 31, 2023 from 81% for the three months ended March 31, 2022. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,717,598 and $8,742,957 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $1,025,359 (12%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 100% for the three months ended March 31, 2023 compared to 85% in the same period in 2022. The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2023	2022
Research and development expense	$934,939	$498,000
Selling, advertising and promotional expense	1,847,489	2,779,404
General and administrative expense	4,935,170	5,465,553

Total	$7,717,598	$8,742,957

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $934,939 and $498,000 for the three months ended March 31, 2023 and 2022, respectively, an increase of $436,939 (88%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,847,489 and $2,779,404 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $931,915 (34%). Promotional and advertising expenses represent the primary component of these costs and totaled $1,462,541 during the three months ended March 31, 2023, compared to $2,389,063 during the three months ended March 31, 2022, a decrease of $926,522 (39%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $4,935,170 and $5,465,553 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $530,383 (10%). The decrease in general and administrative expenses in the three months ended March 31, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the three months ended March 31, 2023 compared to the same period in 2022.

Operating Loss

For the reasons stated above, our operating loss was $6,172,806 and $6,803,338 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $630,532 (9%). Operating loss as a percentage of revenues increased to 80% in the three months ended March 31, 2023 from 66% in the same period in 2022.

Interest Income

Interest income decreased to $15,477 for the three months ended March 31, 2023, from $71,362 in the same period of 2022, which reflects our change in cash and cash equivalent levels in the first quarter of 2023 compared to the first quarter of 2022. The Company held significant cash and cash equivalents throughout the first quarter of 2022, allowing a full three months of interest income due to the two completed registered direct offerings in the first quarter of 2021 which yielded net proceeds of approximately $66.4 million.

Interest Expense

We incurred interest expenses of $5,664 and $17,009 during the three months ended March 31, 2023 and 2022, respectively. The decrease is attributable to a reduction in the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, currently at a total balance of $499,029 for the four notes, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $84,818 during the three months ended March 31, 2023 and 2022, respectively. Such short-term investments were included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $158,021 compared to a loss of $56,050 during the three months ended March 31, 2023 and 2022, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the first quarter of 2021, the Company issued detachable warrants to purchase a total of 2,127,500 shares of Common Stock in association with the two registered direct offerings previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. There was no change in fair value of the warrant derivative liabilities from December 31, 2022 to March 31, 2023, and the change in fair value of the warrant derivative liabilities from December 31, 2021, to March 31, 2022, totaled $148,171 which was recognized as a gain in the first quarter of 2022. The Company determined the fair value of such warrants as of December 31, 2022, and as of March 31, 2023, to be $-0- and $-0-, respectively.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $5,979,579 and $6,698,242 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $718,663 (11%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended March 31, 2023 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of March 31, 2023 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $5,979,579 and $6,698,242 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $718,663 (11%).

Net Income/(Loss) Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/(loss) of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income/(loss) attributable to noncontrolling interests of consolidated subsidiary of $126,239 and ($98,094) for the three months ended March 31, 2023 and 2022, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $6,105,818 and $6,600,148 for the years three months March 31, 2023 and 2022, respectively, a decrease of $494,330 (7%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $2.22 and $2.59 for the three months ended March 31, 2023 and 2022, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents: As of March 31, 2023, we had cash and cash equivalents with an aggregate balance of $2,859,723, a decrease from a balance of $3,532,199 at December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $672,476 net decrease in cash during the three months ended March 31, 2023:

●	Operating activities:	$1,216,876 of net cash used in operating activities. Net cash used in operating activities was $1,216,876 and $6,055,672 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $4,838,796. The improvement is attributable to the non-cash gain attributable to the change in value of the warrant derivative liability no longer being applicable to 2023, as well as the decline in the usage of cash to increase accounts receivable, prepaid expenses, and other operating assets during the three months ended March 31, 2023 compared to the same period in 2022.

●	Investing activities:	$70,645 of net cash used in investing activities. Cash used in investing activities was $70,645 and $3,195,346 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building; and (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$615,045 of net cash provided by financing activities. Cash provided by (used in) financing activities was $615,045 and ($2,195,658) for the three months ended March 31, 2023 and 2022, respectively. During the first three months of 2023, we most notably made principal payments on contingent consideration promissory notes, received a Commercial Extension of Credit for our Entertainment Segment and made principal payments on that extension of credit. During the first three months of 2022 the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, as well as principal payments on contingent consideration promissory notes.

Commitments:

We had $2,859,723 of cash and cash equivalents and net positive working capital $3,937,426 as of March 31, 2023. Accounts receivable and other receivables balances represented $4,791,301 of our net working capital at March 31, 2023. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2023, which would help to provide positive cash flow to support our operations during 2023. Inventory represents $5,921,079 of our net working capital at March 31, 2023. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2023 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2023.

Capital Expenditures:

We had the following material commitments for capital expenditures at March 31, 2023:

Lease commitments. The following sets forth the operating lease right of use assets and liabilities as of March 31, 2023:

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2023:

Assets:
Operating lease right of use assets	$1,189,053

Liabilities:
Operating lease obligations-current portion	$287,520
Operating lease obligations-less current portion	969,728
Total operating lease obligations	$1,257,248

The components of lease expense were as follows for the three months ended March 31, 2023:

Selling, general and administrative expenses	$142,402

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (April 1, to December 31, 2023)	$291,559
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,651
Total undiscounted minimum future lease payments	1,525,487
Imputed interest	(268,239)
Total operating lease liability	$1,257,248

Debt obligations – Outstanding debt obligations comprises the following:

	March 31, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	324,129	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	147,047	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	6,926	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	20,928	4,346
Commercial Extension of Credit – Entertainment Segment	708,857	—
Debt obligations	1,357,887	927,840
Less: current maturities of debt obligations	1,102,943	485,373
Debt obligations, long-term	$254,944	$442,467

Debt obligations mature as follows as of March 31, 2023:

March 31, 2023
2023 (April 1, 2023 to December 31, 2023)	$1,005,718
2024	207,673
2025	3,412
2026	3,542
2027	3,677
2028 and thereafter	133,865

Total	$1,357,887

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

Inventories consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,923,281	$4,509,165
Work-in-process– video solutions segment	11,665	3,164
Finished goods – video solutions segment	6,558,625	6,846,091
Finished goods – entertainment segment	836,615	970,527
Subtotal	11,330,186	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(5,089,903)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(319,204)	(259,280)
Total inventories	$5,921,079	$6,839,406

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 48% of the gross inventory balance at March 31, 2023, compared to 45% of the gross inventory balance at December 31, 2022. We had $5,409,107 and $5,489,541 in reserves for obsolete and excess inventories at March 31, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-process were $3,934,946 and $4,512,329 at March 31, 2023 and December 31, 2022, respectively, a decrease of $577,383 (13%). Finished goods balances were $7,395,240 and $7,816,618 at March 31, 2023 and December 31, 2022, respectively, a decrease of $421,378 (5%). The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of March 31, 2023.

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted as of December 31, 2022 that indicated no impairment. Subsequent to completing our 2022 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 10 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $19,261 as of March 31, 2023 compared to $15,694 as of December 31, 2022 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three months ended March 31, 2023.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of March 31, 2023, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2022. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2023, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2023 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our Video Solutions and Revenue Cycle Management segments business is seasonal in nature, however; the Entertainment Segment is expected to generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

As part of our plan to remediate our controls which were not effective, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have hired and plan to continue to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities. The Company anticipates time being required to complete the implementation and to assess and ensure the sustainability of these controls. The effectiveness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 12 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the first quarter of 2023 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

3.1	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

