Form 10-Q
period 2023-06-30
DIGITAL ALLY, INC.
filed 2023-08-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2023
Common Stock, $0.001 par value per share	2,800,752

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,923,881	$3,532,199
Accounts receivable – trade, net of $176,876 allowance – June 30, 2023 and $152,736 – December 31, 2022	1,834,849	2,044,056
Other receivables, net of $5,000 allowance – June 30, 2023 and $0 – December 31, 2022 (including $138,384 due from related parties – June 30, 2023 and $138,384 – December 31, 2022, refer to Note 20)	2,753,080	4,076,522
Inventories, net	5,840,216	6,839,406
Prepaid expenses	6,962,494	8,466,413

Total current assets	20,314,520	24,958,596

Property, plant, and equipment, net	7,604,194	7,898,686
Goodwill and other intangible assets, net	17,203,366	17,872,970
Operating lease right of use assets, net	1,124,291	782,129
Income tax receivable	9,347	—
Other assets	7,248,205	5,155,681

Total assets	$53,503,923	$56,668,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,543,492	$9,477,355
Accrued expenses	2,939,881	1,090,967
Current portion of operating lease obligations	291,074	294,617
Contract liabilities – current portion	2,905,052	2,154,874
Debt obligations, net – current portion	1,468,857	485,373
Warrant derivative liabilities	3,276,146	—
Income taxes payable	—	8,097

Total current liabilities	23,424,502	13,511,283

Long-term liabilities:
Debt obligations – long term	158,615	442,467
Operating lease obligation – long term	901,412	555,707
Contract liabilities – long term	6,554,473	5,818,082
Lease Deposit	10,445	—

Total liabilities	31,049,447	20,327,539

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 2,800,752 shares issued – June 30, 2023 and 2,720,170 shares issued – December 31, 2022	2,801	2,721
Additional paid in capital	128,283,343	127,869,342
Noncontrolling interest in consolidated subsidiary	647,688	448,694
Accumulated deficit	(106,479,356)	(91,980,234)

Total stockholders’ equity	22,454,476	36,340,523

Total liabilities and stockholders’ equity	$53,503,923	$56,668,062

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$3,077,661	$2,210,181	$5,531,469	$4,620,241
Service and other	5,201,971	7,141,276	10,445,351	15,025,997

Total revenue	8,279,632	9,351,457	15,976,820	19,646,238

Cost of revenue:
Product	2,219,515	2,070,476	4,520,616	4,892,527
Service and other	3,323,077	5,561,903	7,174,375	11,095,015

Total cost of revenue	5,542,592	7,632,379	11,694,991	15,987,542

Gross profit	2,737,040	1,719,078	4,281,829	3,658,696

Selling, general and administrative expenses:
Research and development expense	540,276	540,222	1,475,215	1,038,222
Selling, advertising and promotional expense	2,104,625	2,763,045	3,952,115	5,542,448
General and administrative expense	5,032,843	5,077,063	9,968,010	10,542,616

Total selling, general and administrative expenses	7,677,744	8,380,330	15,395,340	17,123,286

Operating loss	(4,940,704)	(6,661,252)	(11,113,511)	(13,464,590)

Other income (expense):
Interest income	55,730	32,233	71,085	103,595
Interest expense	(1,515,509)	(8,501)	(1,521,049)	(25,511)
Other income (loss)	25,394	(381)	50,786	43,059
Loss on accrual for legal settlement	(1,792,308)	—	(1,792,308)	—
Loss on conversion of convertible note	(93,386)	—	(93,386)	—
Change in fair value of contingent consideration promissory notes	—	542,096	158,021	486,046
Change in fair value of short-term investments	—	—	—	(84,818)
Change in fair value of warrant derivative liabilities	(59,766)	5,413,618	(59,766)	5,561,789

Total other income (expense)	(3,379,845)	5,979,065	(3,186,617)	6,084,160

Income (loss) before income tax benefit	(8,320,549)	(682,187)	(14,300,128)	(7,380,430)
Income tax benefit	—	—	—	—

Net loss	(8,320,549)	(682,187)	(14,300,128)	(7,380,430)

Net (income) attributable to noncontrolling interests of consolidated subsidiary	(72,755)	(383,326)	(198,994)	(285,232)

Net loss attributable to common stockholders	$(8,393,304)	$(1,065,513)	$(14,499,122)	$(7,665,662)

Net loss per share information:
Basic	$(3.01)	$(0.44)	$(5.24)	$(3.08)
Diluted	$(3.01)	$(0.44)	$(5.24)	$(3.08)

Weighted average shares outstanding:
Basic	2,785,663	2,432,872	2,768,683	2,489,378
Diluted	2,785,663	2,432,872	2,768,683	2,489,378

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid In	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	deficit	Total
Balance, December 31, 2021	2,545,220	$2,545	$124,476,447	$56,453	$(68,672,206)	$55,863,239
Stock-based compensation	—	—	394,749	—	—	394,749
Restricted common stock grant	35,750	36	(36)	—	—	—
Restricted common stock forfeitures	(750)	(1)	1	—	—	—
Repurchase and cancellation of common stock	(93,802)	(94)	—	—	(2,063,674)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	2,486,418	$2,486	$124,871,161	$(57,333)	$(77,336,028)	$47,480,286

Stock-based compensation	—	—	381,602	—	—	381,602
Restricted common stock forfeitures	(2,500)	(3)	3	—	—	—
Repurchase and cancellation of common stock	(92,498)	(92)	—	—	(1,962,663)	(1,962,755)
Net income (loss)	—	—	—	383,326	(1,065,513)	(682,187)

Balance, June 30, 2022	2,391,420	$2,391	$125,252,766	$325,993	$(80,364,204)	$45,216,946

Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	448,694	$(91,980,234)	$36,340,523
Stock-based compensation	—	—	114,848	—	—	114,848
Restricted common stock grant	35,000	35	(35)	—	—	—
Issuance due to rounding from reverse stock split	54	—	—		—	—
Net Income (loss)	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	$2,756	$127,984,155	$574,933	$(98,086,052)	$30,475,792

Stock-based compensation	—	—	179,483	—	—	179,483
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Issuance due to rounding from reverse stock split	24,154	24	(24)	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Net Income (loss)	—	—	—	72,755	(8,393,304)	(8,320,549)

Balance, June 30, 2023	2,800,753	$2,801	$128,283,343	$647,688	$(106,479,356)	$22,454,476

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(14,300,128)	$(7,380,430)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,091,042	1,024,238
Stock-based compensation	294,331	776,350
Non-cash interest expense	576,380	—
Change in fair value of warrant derivative liabilities	59,766	(5,561,789)
Convertible debt discount amortization	925,455	—
Loss on conversion of debt	93,386
Provision for inventory obsolescence	(75,007)	192,622
Provision for doubtful accounts receivable	24,140	(161,768)
Allowance for doubtful lease reserve	5,000	—
Change in fair value of contingent consideration promissory note	(158,021)	(486,046)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	155,015	721,540
Accounts receivable – other	1,318,442	(776,216)
Inventories	1,074,197	60,960
Prepaid expenses	1,503,919	1,848,058
Operating lease right of use assets	195,894	201,376
Other assets	(2,092,524)	(4,799,982)
Increase (decrease) in:
Accounts payable	3,066,137	1,994,602
Accrued expenses	1,848,914	(73,127)
Income taxes payable	(17,444)	9,969
Lease deposit	10,445	—
Operating lease obligations	(195,894)	(201,375)
Contract liabilities	1,486,569	1,678,503

Net cash used in operating activities	(3,109,986)	(10,932,515)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(52,338)	(1,923,501)
Additions to intangible assets	(74,608)	(54,866)
Cash paid for acquisition of Medical Billing Company	—	(1,153,627)
Cash paid for asset acquisition of Medical Billing Company	—	(230,000)

Net cash used in investing activities	(126,946)	(3,361,994)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	—	(4,026,523)
Distribution to noncontrolling interest in consolidated subsidiary	—	(15,692)
Net proceeds of convertible debt with detachable warrants	2,640,000	—
Proceeds – Commercial Extension of Credit – Entertainment Segment	1,000,000	—
Payments on Commercial Extension of Credit – Entertainment Segment	(794,332)	—
Principal payment on contingent consideration promissory notes	(217,054)	(216,822)

Net cash (used in) provided by financing activities	2,628,614	(4,259,037)

Net decrease in cash and cash equivalents	(608,318)	(18,553,546)
Cash, cash equivalents, beginning of period	3,532,199	32,007,792

Cash, cash equivalents, end of period	$2,923,881	$13,454,246

Supplemental disclosures of cash flow information:
Cash payments for interest	$18,129	$27,059

Cash payments for income taxes	$8,097	$9,969

Supplemental disclosures of non-cash investing and financing activities:
Commercial extension of credit repaid through accrued revenue – Entertainment segment	$30,052	$—

ROU and lease liability recorded on extension of lease	$538,056	$—

Conversion of convertible notes payable into common stock	$119,750	$—

Issuance of contingent consideration promissory note for business acquired	$—	$855,000

Assets acquired in business acquisitions	$—	$190,631

Liabilities assumed in the business acquisition	$—	$387,005

Goodwill acquired in business acquisitions	$—	$2,100,000

Restricted common stock grant	$35	$36

Reverse stock split rounding issuances	$24	$—

Restricted common stock forfeitures	$4	$3

Debt discount on convertible note	$3,000,000	$—

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

The business of the Registrant, Digital Ally, Inc. (with its wholly owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 19.

Business Combination

On June 1, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement (the “Sponsor” or the “Purchaser Representative”), and Kustom Entertainment, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of Kustom immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist in exchange for the right for the Company to receive the Merger Consideration (as defined below). Upon consummation of the Business Combination, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Company as of immediately prior to the Effective Time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Company will be paid solely by the delivery of new shares of Clover Leaf Class A Common Stock, each valued at $11.14 per share (the “Merger Consideration Shares”). The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

Kustom is comprised of TicketSmarter, Inc. (“TicketSmarter”) and Kustom 440, Inc. (“Kustom 440”), both currently wholly owned subsidiaries. Both TicketSmarter and Kustom 440 will combine their management teams and focus on concerts, entertainment and garnering additional ticketing partnerships in 2023 and beyond. Kustom 440 and TicketSmarter will use their existing sponsorships and sports property partnerships to develop alternative entertainment options for consumers.

The combined company will be known as Kustom Entertainment and will operate under the same management team as Kustom. which is currently led by Stanton E. Ross, the current CEO of the Company. The transaction contemplates an equity value of $125 million for Kustom. The combined company is expected to have an implied initial pro forma equity value of approximately $222.2 million, with the proposed Business Combination expected to provide approximately $18.1 million in gross proceeds from the cash held in trust by Clover Leaf, assuming no redemptions. Additionally, the Company will distribute to its shareholders 15% of the Merger Consideration Shares obtained in Kustom immediately following the closing of the Merger and intends to distribute the balance of such Merger Consideration Shares following a six-month lock-up period.

The transaction has been approved by the board of directors of the Company (the “Board”) and the board of directors of Clover Leaf and is subject to approval by the stockholders of Clover Leaf and other customary closing conditions. The Company, as the sole holder of Kustom common stock, has approved the transaction.

Due to the plan to consummate the Business Combination, the Company no longer expects to pursue a separation of Kustom into its own independent publicly traded company via spin-off, as announced on December 8, 2022.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 14, 2023). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 14, 2024.

The Company has experienced net losses and cash outflows from operating activities since inception. For the six months ended June 30, 2023, the Company had a net loss attributable to common stockholders of $14,499,122 net cash used in operating activities of $3,109,986, $126,946 used in investing activities and $2,628,614 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

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

Basis of Consolidation:

The accompanying financial statements include the consolidated accounts of Digital Ally, its wholly owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Kustom, and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the six months ended June 30, 2023, the Company recognized revenue of $1.0 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	June 30, 2023
	December 31, 2022	Additions/ Reclass	Recognized Revenue	June 30, 2023
Contract liabilities, current	$2,154,874	$1,246,212	$496,034	$2,905,052
Contract liabilities, non-current	5,818,082	1,223,497	487,106	6,554,473

	$7,972,956	$2,469,709	$983,140	$9,459,525

	June 30, 2022
	December 31, 2021	Additions/ Reclass	Recognized Revenue	June 30, 2022
Contract liabilities, current	$1,665,519	$611,938	$333,075	$1,944,382
Contract liabilities, non-current	2,687,786	2,174,949	775,309	4,087,426

	$4,353,305	$2,786,887	$1,108,384	$6,031,808

Sales returns and allowances aggregated $116,629 and $118,027 for the six months ended June 30, 2023 and December 31, 2022, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	June 30, 2023
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$582,380	$—	$—	$582,380
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	2,341,501	—	—	2,341,501

	$2,923,881	$—	$—	$2,923,881

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$897,745	$—	$—	$897,745
Short-term investments with original maturities of 90 days or less (Level 1)(1):
Money market funds	2,634,454	—	—	2,634,454

	$3,532,199	$—	$—	$3,532,199

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2023 and December 31, 2022, the uninsured balance amounted to $2,232,909 and $2,495,189, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of June 30, 2023 and concluded that there was no impairment.

Intangible assets include deferred patent costs, license agreements, and intangibles related to acquisitions. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

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

Repurchase and Cancellation of Shares

From time to time, the Board may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes and cancelled when it is determined appropriate by management. The Company accounts for repurchases of common stock under the cost method. Shares repurchased and cancelled during the period were recorded as a reduction to stockholders’ (deficit) equity. See further discussion of the Company’s share repurchase program in Note 15 –Stockholders’ Equity.

Non-Controlling Interests

Non-controlling interests in the Company’s Consolidated Financial Statements represent the interest in subsidiaries held by our venture partner. The venture partner holds a noncontrolling interest in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income or loss attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,656,511	$4,509,165
Work-in-process– video solutions segment	17,005	3,164
Finished goods – video solutions segment	6,545,100	6,846,091
Finished goods – entertainment segment	1,036,134	970,527
Subtotal	11,254,750	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(5,095,330)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(319,204)	(259,280)
Total inventories	$5,840,216	$6,839,406

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $217,441 and $171,071 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	June 30, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Convertible note payable, net of unamortized debt discount of $1,975,909	899,091	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	259,303	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	117,637	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	5,937	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	19,887	4,346
Commercial Extension of Credit – Entertainment Segment	175,617	—
Debt obligations	1,627,472	927,840
Less: current maturities of debt obligations	1,468,857	485,373
Debt obligations, long-term	$158,615	$442,467

Debt obligations mature as follows as of June 30, 2023:

June 30, 2023
2023 (July 1, 2023 to December 31, 2023)	$374,915
2024	3,083,972
2025	3,412
2026	3,542
2027 and thereafter	137,541

Total	$3,603,382

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $172,436. The estimated fair value of the June Contingent Note at June 30, 2023 is $117,637, representing a reduction in its estimated fair value of $58,919 as compared to its estimated fair value as of March 31, 2023. This reduction only relates to the principal payments made for the three and six months ended June 30, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three and six months ended June 30, 2023.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $422,604. The estimated fair value of the August Contingent Note at June 30, 2023 is $259,303, representing a reduction in its estimated fair value of $64,826 as compared to its estimated fair value as of March 31, 2023. This reduction only relates to the principal payments made for the three and six months ended June 30, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three and six months ended June 30, 2023.

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

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $147,833. The estimated fair value of the January Contingent Note at June 30, 2023 is $5,936, representing a reduction in its estimated fair value of $175,146 as compared to its estimated fair value as of December 31, 2022. Therefore, the Company recorded a gain of $175,146 in the Consolidated Statements of Operations for the six months ended June 30, 2023.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $1,584. The estimated fair value of the February Contingent Note at June 30, 2023 is $19,888, representing an increase in its estimated fair value of $17,125 as compared to its estimated fair value as of December 31, 2022. Therefore, the Company recorded a loss of $17,125 in the Consolidated Statements of Operations for the six months ended June 30, 2023.

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

As of the six months ended June 30, 2023, the Company’s Entertainment segment had repaid $824,383 towards the principal on the loan through remittances and had an outstanding balance of $175,617.

Convertible Note

On April 5, 2023, the Company entered into and consummated the initial closing (the “First Closing”) of the transactions contemplated by a Securities Purchase Agreement, dated as of April 5, 2023 (the “Purchase Agreement”), between the Company and certain investors (the “Purchasers”).

At the First Closing, the Company issued and sold to the Purchasers Senior Secured Convertible Notes in the aggregate original principal amount of $3,000,000 (the “Notes”) and warrants (the “Warrants”). The Purchase Agreement provided for a ten percent (10%) original interest discount resulting in gross proceeds to the Company of $2,700,000. No interest accrues under the Notes. The Warrants are exercisable for an aggregate 1,125,000 shares comprised of 375,000 warrants at an exercise price of $5.50 per share of the Company’s common stock, par value $0.001 (the “Common Stock”), 375,000 warrants at an exercise price of $6.50 per share of Common Stock, and 375,000 warrants at an exercise price of $7.50 per share of Common Stock.

Subject to certain conditions, within 18 months from the effectiveness date and while the Notes remain outstanding, the Purchasers have the right to require the Company to consummate a second closing of up to an additional $3,000,000 of Notes (the “Second Notes”) and Warrants on the same terms and conditions as the First Closing, except that the Second Notes may be subordinate to a mortgage on the Company’s headquarters building (the “Bank Mortgage”).

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

The Notes rank senior to all outstanding and future indebtedness of the Company and its subsidiaries, and are secured by substantially all of the Company’s assets, as evidenced by (i) a security agreement entered into at the Closing, (ii) a trademark security agreement entered into at the Closing, (iii) a patent security agreement entered into at the Closing, (iv) a guaranty executed by all direct and indirect subsidiaries of the Company pursuant to which each of them has agreed to guaranty the obligations of the Company under the Notes, and (v) a mortgage on the Company’s headquarters building in favor of the Purchasers.

Also at the Closing, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to prepare and file with the SEC within the 10th business day following the First Closing (the “Filing Date”) a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants, and to use its best efforts to cause such Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible, but in any event no later than 45 days following the Filing Date (the “Effectiveness Date”). If the Registration Statement is not filed by the Filing Date or is not declared effective by the Effectiveness Date, or under certain other circumstances described in the Registration Rights Agreement, then the Company shall be obligated to pay, as partial liquidated damages, to each Purchaser an amount in cash equal to 2% of the original principal amount of the Notes each month until the applicable event giving rise to such payments is cured. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 10% per annum.

The Company recognized the full warrant derivative value, with the remaining amount being allocated to the debt obligation. As the warrant derivative value exceeded the net proceeds from the issuance, the excess amount is recognized as a loss on the date of the issue date. Thus, the Company recorded a loss of $576,380 as an interest expense on the date of issuance relating to the Convertible note. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the Convertible Note:

Terms at April 5, 2023 (issuance date)
Volatility - range	106.0%
Risk-free rate	3.36%
Dividend	0%
Remaining contractual term	5.0 years
Exercise price	$5.50 – 7.50
Common stock issuable under the warrants	1,125,000

Following is a summary of activity relative to the Convertible Note for the six months ended June 30, 2023:

Amount

Balance, December 31, 2022	$—
Convertible Note, at par	3,000,000
Conversion of convertible note into common stock	(125,000)
Principal payments	—
Unamortized debt discount	(1,975,909)

Balance, June 30, 2023	$899,091

During the three and six months ended June 30, 2023 the Company amortized $925,455 of debt discount under interest expense, compared to $-0- for the three and six months ended June 30, 2022.

On June 2, 2023, the Purchasers elected to convert $125,000 principal, at the fixed price of $5.00 per share of common stock, 25,000 shares valued at $119,750. The loss on conversion of convertible note into common shares, of $93,386, was recorded during the period.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	$—	$—	$402,764	$402,764
Warrant derivative liabilities	—	—	3,276,146	3,276,146
	$—	$—	$3,678,910	$3,678,910

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	$—	$—	$777,840	$777,840
Warrant derivative liabilities	—	—	—	—
	$—	$—	$777,840	$777,840

The following table represents the change in Level 3 tier value measurements for the periods ended June 30, 2023:

	Contingent Consideration Promissory Notes	Warrant Derivative Liabilities

Balance, December 31, 2022	$777,840	$—

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(120,789)	—

Change in fair value of contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(158,022)	—

Balance, March 31, 2023	$499,029	$—

Issuance of warrant derivative liabilities	—	3,216,380

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(96,265)	—

Change in fair value of warrant derivative liabilities	—	59,766

Balance, June 30, 2023	$402,764	$3,276,146

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued warranty expense	$15,936	$15,694
Accrued litigation costs	2,040,292	247,984
Accrued sales commissions	45,875	55,000
Accrued payroll and related fringes	467,116	504,020
Accrued sales returns and allowances	116,629	118,026
Accrued taxes	95,514	46,408
Other	158,519	103,835
	$2,939,881	$1,090,967

Accrued warranty expense was comprised of the following for the six months ended June 30, 2023:

Beginning balance	$15,694
Provision for warranty expense	36,372
Charges applied to warranty reserve	(36,130)

Ending balance	$15,936

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended June 30, 2023 and 2022 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2023, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $113.3 million (based on its December 31, 2022 tax return) in net operating loss carryforwards to offset future taxable income as of June 30, 2023.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Prepaid inventory	$5,857,504	$6,110,321
Prepaid advertising	655,429	1,931,628
Other	449,561	424,464
Total prepaid expenses	$6,962,494	$8,466,413

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	Estimated Useful Life	June 30, 2023	December 31, 2022
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	2,025,598	2,048,169
Warehouse and production equipment	3-7 years	40,181	51,302
Demonstration and tradeshow equipment	3-7 years	74,582	72,341
Building improvements	5-7 years	1,328,601	1,334,374
Total cost		8,745,733	8,782,957
Less: accumulated depreciation and amortization		(1,141,539)	(884,271)

Net property, plant and equipment		$7,604,194	$7,898,686

Depreciation expense for the three months ended June 30, 2023 and June 30, 2022 was $174,261 and $171,890, respectively, and is included in general and administrative expenses. Depreciation expense for the six months ended June 30, 2023 and June 30, 2022 was $345,892 and $307,328, respectively, and is included in general and administrative expenses.

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2023, was forty-two months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2023, was four months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office operating lease as of June 30, 2023, was thirteen months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed an eighty-four-month extension for the lease, the extension terms include monthly payments ranging from $7,436 to $8,877, with a termination date of March 2030. The remaining lease term for the Company’s operating lease as of June 30, 2023 was eighty-one months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed a six-month extension for the lease, extending the remaining lease term for the Company’s office with an expiry date of June 30, 2023. The Company signed a three-month extension for the lease, extending the remaining lease term for the Company’s office and the remaining lease term for the Company’s operating lease as of June 30, 2023 was three months. The Company plans to relocate the entertainment operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office operating lease as of June 30, 2023, was twenty-four months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $156,856 and $297,117, during the three and six months ended June 30, 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 was 4.6 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2023:

Assets:
Operating lease right of use assets, net	$1,124,291

Liabilities:
Operating lease obligations-current portion	$291,074
Operating lease obligations-less current portion	901,412
Total operating lease obligations	$1,192,486

The components of lease expense were as follows for the six months ended June 30, 2023:

Selling, general and administrative expenses	$297,117

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (July 1, to December 31, 2023)	$201,602
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,650
Total undiscounted minimum future lease payments	1,435,529
Imputed interest	(243,043)
Total operating lease liability	$1,192,486

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$215,071	$86,212	$128,859	$211,183	$80,378	$130,805
Patents and trademarks (video solutions segment)	374,693	197,089	177,604	472,077	305,021	167,056
Sponsorship agreement network (entertainment segment)	5,600,000	2,053,333	3,546,667	5,600,000	1,493,333	4,106,667
SEO content (entertainment segment)	600,000	275,000	325,000	600,000	200,000	400,000
Personal seat licenses (entertainment segment)	180,081	11,003	169,078	180,081	8,001	172,080
Client agreements (revenue cycle management segments)	999,034	176,816	822,218	999,034	126,864	872,170

	7,968,879	2,799,453	5,169,426	8,062,375	2,213,597	5,848,778

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,367,514	—	11,367,514	11,367,514	—	11,367,514
Trade name (entertainment segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	66,426	—	66,426	56,678	—	56,678

Total	$20,002,819	$2,799,453	$17,203,366	$20,086,567	$2,213,597	$17,872,970

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended June 30, 2023 and 2022 was $374,714 and $358,944, respectively, and $745,150 and $716,910, for the six months ended June 30, 2023 and 2022, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2023 (July 1, to December 31, 2023)	$753,931
2024	1,457,745
2025	1,365,249
2026	867,722
2027 and thereafter	724,779
$5,169,426

NOTE 11. OTHER ASSETS

Other assets were the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Lease receivable	$5,409,353	$4,700,923
Sponsorship network	1,441,667	116,828
Other	397,185	337,930
Total other assets	$7,248,205	$5,155,681

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

As of June 30, 2023, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) was approximately $1.8 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $179,482 and $294,331 for the three months ended June 30, 2023 and 2022, and $321,779 and $776,350 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of Common Stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2023 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2023 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2023. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2023.

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of June 30, 2023.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the six months ended June 30, 2023 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	53,950	$45.80
Granted	—	—
Exercised	—	—
Forfeited	(350)	(83.20)
Outstanding at June 30, 2023	53,600	$45.55
Exercisable at June 30, 2023	53,600	$45.55

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2023 and 2022.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at June 30, 2023 and December 31, 2022, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2023:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	7.1 years	37,000	7.1 years
$50.00 to $69.99	15,100	5.0 years	15,100	5.0 years
$70.00 to $89.99	1,500	2.9 years	1,500	2.9 years

	53,600	6.4 years	53,600	6.4 years

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

A summary of all restricted stock activity under the Plans for the six months ended June 30, 2023 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2022	79,125	$21.73
Granted	35,000	5.00
Vested	(26,375)	(35.83)
Forfeited	(3,625)	(22.41)
Nonvested balance, June 30, 2023	84,125	$10.33

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2023, there were $298,313 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifty-two months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2023 (July 1, 2023 through December 31, 2023)	30,250
2024	27,750
2025	19,000
2026	4,125
2027	2,000
2028	1,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

2021 Purchase Warrants

The Company has issued Common Stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than six months from their respective issue date and allow the holders to purchase up to 1,148,286 shares of common stock at $5.50 to $52.00 per share as of June 30, 2023. The warrants expire from July 31, 2023 through April 5, 2028 and under certain circumstances allow for cashless exercise.

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

On August 19, 2021, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with the Investors cancelling February Warrants exercisable for an aggregate of 384,077 shares of Common Stock (the “February Warrants”) in consideration for its issuance of (i) new warrants (the “Exchange Warrants”) to the Investors exercisable for an aggregate of up to 384,077 shares of Common Stock. The Company also issued warrants (the “Replacement Original Warrants”) replacing the February Warrants for the remaining shares of Common Stock exercisable thereunder, representing an aggregate of 330,923 shares of Common Stock, and extended the expiration date of the February Warrants to September 18, 2026. The Exchange Warrants provide for an initial exercise price of $65.00 per share, subject to customary adjustments thereunder, and are immediately exercisable upon issuance for cash and on a cashless basis. On the date of the exchange, the Company calculated the fair value, using the Black-Scholes method, of the cancelled February Warrants and the newly issued Exchange Warrants, the difference in fair value measurement of the respective warrants was attributed to warrant modification expense in the consolidated statement of operations.

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

2023 Purchase Warrants

On April 5, 2023, the Company issued warrants to purchase a total of 1,125,000 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2023:

	Issuance date assumptions	June 30, 2023 assumptions
Volatility - range	106.0%	106.2%
Risk-free rate	3.36%	4.13%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.8 years
Exercise price	$5.50 - 7.50	$5.50 - 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2023:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2023	67,459	$60.26
Granted	1,125,000	6.50
Exercised	—	—
Forfeited/cancelled	(44,173)	(64.62)
Vested Balance, June 30, 2023	1,148,286	$7.42

The total intrinsic value of all outstanding warrants aggregated $-0- as of June 30, 2023, and the weighted average remaining term is fifty-six months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of June 30, 2023:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$52.00	23,286	0.1 years
$5.50	375,000	4.8 years
$6.50	375,000	4.8 years
$7.50	375,000	4.8 years

	1,148,286	4.7 years

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

As a result of the Reverse Stock Split, no fractional shares of new common stock will be issued in connection with the Reverse Stock Split, all of which shares of new common stock shall be rounded up to the nearest whole number of such shares. Therefore, the Company issued 24,206 shares pursuant to Reverse Stock Split related to rounding up to the nearest whole number of shares.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $72,754 and $383,326 for the three months ended June 30, 2023 and 2022, and $198,993 and $285,232 for the six months ended June 30, 2023 and 2022, respectively.

Noncontrolling Interests

During the six months ended June 30, 2023, the Company cancelled 3,625 shares for various reasons.

Conversion of Convertible Note

During the six months ended June 30, 2023, pursuant to the Convertible Note, the Purchasers elected to convert $125,000 principal, at the fixed price of $5.00 per share of common stock, 25,000 shares valued at $119,750.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted income per share – Net loss attributable to common stockholders	$(8,393,304)	$(1,065,513)	$(14,499,122)	$(7,665,662)

Denominator for basic loss per share – weighted average shares outstanding	2,785,663	2,432,872	2,768,683	2,489,378
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,785,663	2,432,872	2,768,683	2,489,378

Net loss per share:
Basic	$(3.01)	$(0.44)	$(5.24)	$(3.08)
Diluted	$(3.01)	$(0.44)	$(5.24)	$(3.08)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

NOTE 17. DIGITAL ALLY HEALTHCARE VENTURE

On June 4, 2021, Digital Ally Healthcare, a wholly owned subsidiary of the Company, entered into a venture with Nobility LLC (“Nobility”), an eight-year-old revenue cycle management (“RCM”) company servicing the medical industry, to form Nobility Healthcare, LLC (“Nobility Healthcare”). Digital Ally Healthcare is capitalizing the venture with $13.5 million to support the venture’s business strategy to make acquisitions of RCM companies. Digital Ally Healthcare owns 51% of the venture that entitles it to 51% of the distributable cash as defined in the venture’s operating agreement plus a cumulative preferred return of 10% per annum on its invested capital. Nobility will receive a management fee and 49% of the distributable cash, subordinated to Digital Ally Healthcare’s preferred return. The venture comprises the Company’s revenue cycle management segment.

On June 30, 2021, the Company’s revenue cycle management segment completed the acquisition of a private medical billing company (the “Healthcare Acquisition”). In accordance with the stock purchase agreement, the Company’s revenue cycle management segment agreed to a non-refundable initial payment (the “June Initial Payment Amount”) of $850,000. In addition to the June Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a promissory note to the stockholders of the Healthcare Acquisition in the principal amount of $350,000 that is subject to an earn-out adjustment. Management’s estimate of the fair value of this contingent promissory note at December 31, 2021 is $317,212. The gain associated with the adjustment in the estimated fair value of this contingent promissory note is recorded as a gain in the Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, the Company’s revenue cycle management segment agreed to pay $162,552 representing the principal and accrued interest balance due under a promissory note issued to the selling shareholders prior to the acquisition closing date. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full and, therefore, the total aggregate purchase price was determined to be approximately $1,376,509. Total acquisition related costs aggregated $164,630, which was expensed as incurred. Subsequent to the acquisition date, the Company received further information regarding the purchased assets and assumed liabilities. As a result, the initial allocation of the purchase price was adjusted by increasing accounts receivable by $75,000 with a corresponding reduction of goodwill during the year ended December 31, 2021.

The Company accounts for business combinations using the acquisition method and the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Healthcare Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Healthcare Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. Our assumptions and estimates are based upon information obtained from the management of the Company’s revenue cycle management segment. The acquisition was structured as stock purchase, therefore the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will not be amortized for income tax filing purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through June 30, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$91,415	10 years

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

On August 31, 2021, the Company’s revenue cycle management segment completed the acquisition of another private medical billing company (the “Medical Billing Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “August Initial Payment Amount”) of $2,270,000. In addition to the August Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Acquisition in the principal amount of $650,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $2,920,000. Total acquisition related costs aggregated $5,602, which was expensed as incurred.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through June 30, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$37,942	10 years

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

On January 1, 2022, the Company’s revenue cycle management segment completed the acquisition of another private medical billing company (the “Medical Billing Acquisition”). In accordance with the stock purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “January Initial Payment Amount”) of $1,153,626. In addition to the January Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Acquisition in the principal amount of $750,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $1,903,626. Total acquisition related costs aggregated $7,996, which was expensed as incurred.

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

On February 1, 2022, the Company’s revenue cycle management segment completed an asset acquisition from another private medical billing company (the “Medical Billing Asset Acquisition”). In accordance with the asset purchase agreement, Nobility Healthcare agreed to a non-refundable initial payment (the “February Initial Payment Amount”) of $230,000. In addition to the February Initial Payment Amount, the Company’s revenue cycle management segment agreed to issue a contingent promissory note to the stockholders of the Medical Billing Asset Acquisition in the principal amount of $105,000 that is subject to an earn-out adjustment. The Company’s revenue cycle management segment anticipates the estimated fair value of the contingent promissory note to be paid in full, therefore, the total aggregate purchase price was determined to be approximately $335,000. Total acquisition related costs aggregated $10,322, which was expensed as incurred.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through June 30,2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$47,457	10 years

The change in fair value of the contingent consideration is more fully described in Note 10, “Debt Obligations” and will be estimated on a quarterly basis.

NOTE 18. TICKETSMARTER ACQUISITION

On September 1, 2021, the Company formed TicketSmarter, through which the Company completed the acquisition of Goody Tickets, LLC, a Kansas limited liability company (“Goody Tickets”) and TicketSmarter, LLC, a Kansas limited liability company (“TicketSmarter LLC”) (such acquisitions, collectively, the “TicketSmarter Acquisition”). TicketSmarter, Inc. comprises the Company’s entertainment business segment. In accordance with the stock purchase agreement, the Company agreed to an initial payment (the “TicketSmarter Initial Payment Amount”) of $9,403,600 through a combination of cash and Common Stock. In addition to the TicketSmarter Initial Payment Amount, the Company agreed to issue an earn-out agreement to the stockholders of Goody Tickets and TicketSmarter LLC in the contingent amount of $4,244,400 that is subject to an earn-out adjustment based on actual EBITDA achieved in 2021, of which the Company gave a fair value of $3,700,000 on the date of acquisition. However, following the completion of 2021, it was determined that the actual EBITDA threshold for any earn-out adjustment to be paid was not met. Thus, in accordance with U.S. GAAP, the fair value of the contingent earn-out is reduced to zero, and the associated gain related to this revaluation is recorded in our Consolidated Statements of Operations for the year ended December 31, 2021. Lastly, included in the agreement, the Company agreed to place $500,000 in escrow, subject to a working capital adjustment based on actual working capital amounts on the acquisition date as defined in the agreement. This amount was subject to disbursement 45 days following the close of the acquisition. The parties completed the working capital adjustment resulting in the Company retaining $297,726 of the escrow amount with the $202,274 released to the sellers. The total acquisition related costs aggregated $40,625, which was expensed as incurred.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through June 30, 2023	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	2,053,333	5 years
Search engine optimization/content	600,000	275,000	4 years

	$6,800,000	$2,328,333

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the six months ended June 30, 2023.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2023, and June 30, 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net Revenues:
Video Solutions	$1,899,590	$2,049,756	$3,798,953	$4,059,805
Revenue Cycle Management	1,724,772	2,120,738	3,506,361	4,024,695
Entertainment	4,655,270	5,180,963	8,671,506	11,561,738
Total Net Revenues	$8,279,632	$9,351,457	$15,976,820	$19,646,238

Gross Profit:
Video Solutions	$779,408	$759,010	$1,313,601	$1,027,440
Revenue Cycle Management	802,174	957,263	1,578,107	1,654,432
Entertainment	1,155,458	2,805	1,390,121	976,824
Total Gross Profit	$2,737,040	$1,719,078	$4,281,829	$3,658,696

Operating Income (loss):
Video Solutions	$(1,364,987)	$(1,130,749)	$(3,328,173)	$(2,846,004)
Revenue Cycle Management	152,044	247,301	255,809	118,783
Entertainment	(328,929)	(2,320,694)	(1,561,936)	(3,766,541)
Corporate	(3,398,832)	(3,457,110)	(6,479,211)	(6,970,828)
Total Operating Loss	$(4,940,704)	$(6,661,252)	$(11,113,511)	$(13,464,590)

Depreciation and Amortization:
Video Solutions	$203,987	$209,442	$402,109	$385,516
Revenue Cycle Management	25,887	218	51,394	364
Entertainment	318,058	319,175	637,539	638,358
Total Depreciation and Amortization	$547,932	$528,835	$1,091,042	$1,024,238

	June 30, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$28,924,558	$28,509,706
Revenue Cycle Management	2,556,696	2,201,570
Entertainment	7,731,275	11,190,491
Corporate	14,291,394	14,766,295
Total Identifiable Assets	$53,503,923	$56,668,062

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $5,095,330 and a reserve for the entertainment segment of $319,204.

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

NOTE 20. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $138,384 as of June 30, 2023 and the Company anticipates full repayment of this advance during the year ended December 31, 2023.

NOTE 21. SUBSEQUENT EVENTS

None.

*************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q (the “Report”) of Digital Ally, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Revenue Cycle Management Operating Segment – We have entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and a second acquisition on August 31, 2021 upon the completion of its acquisition of another private medical billing company, along with two more acquisitions completed during the first quarter of 2022, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we aim to maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Entertainment Operating Segment - We have also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

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

Business Combination

On June 1, 2023, the Company, entered into the Merger Agreement with Clover Leaf, Merger Sub, the Sponsor, and Kustom.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of Kustom immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist in exchange for the right for the Company to receive the Merger Consideration. Upon consummation of the Business Combination, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Company as of immediately prior to the Effective Time will be an amount equal to (i) $125 million, minus (ii) the estimated Closing Indebtedness. The Merger Consideration to be paid to the Company will be paid solely by the delivery of the Merger Consideration Shares. The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

Kustom is comprised of TicketSmarter and Kustom 440, both currently wholly owned subsidiaries. Both TicketSmarter and Kustom 440 will combine their management teams and focus on concerts, entertainment and garnering additional ticketing partnerships in 2023 and beyond. Kustom 440 and TicketSmarter will use their existing sponsorships and sports property partnerships to develop alternative entertainment options for consumers.

The combined company will be known as Kustom Entertainment and will operate under the same management team as Kustom. which is currently led by Stanton E. Ross, the current CEO of the Company. The transaction contemplates an equity value of $125 million for Kustom. The combined company is expected to have an implied initial pro forma equity value of approximately $222.2 million, with the proposed Business Combination expected to provide approximately $18.1 million in gross proceeds from the cash held in trust by Clover Leaf, assuming no redemptions. Additionally, the Company will distribute to its shareholders 15% of the Merger Consideration Shares obtained in Kustom immediately following the closing of the merger and intends to distribute the balance of such Merger Consideration Shares following a six-month lock-up period.

The transaction has been approved by the Board and the board of directors of Clover Leaf and is subject to approval by the stockholders of Clover Leaf and other customary closing conditions. The Company, as the sole holder of Kustom common stock, has approved the transaction.

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2023, and June 30, 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net Revenues:
Video Solutions	$1,899,590	$2,049,756	$3,798,953	$4,059,805
Revenue Cycle Management	1,724,772	2,120,738	3,506,361	4,024,695
Entertainment	4,655,270	5,180,963	8,671,506	11,561,738
Total Net Revenues	$8,279,632	$9,351,457	$15,976,820	$19,646,238

Gross Profit:
Video Solutions	$779,408	$759,010	$1,313,601	$1,027,440
Revenue Cycle Management	802,174	957,263	1,578,107	1,654,432
Entertainment	1,155,458	2,805	1,390,121	976,824
Total Gross Profit	$2,737,040	$1,719,078	$4,281,829	$3,658,696

Operating Income (loss):
Video Solutions	$(1,364,987)	$(1,130,749)	$(3,328,173)	$(2,846,004)
Revenue Cycle Management	152,044	247,301	255,809	118,783
Entertainment	(328,929)	(2,320,694)	(1,561,936)	(3,766,541)
Corporate	(3,398,832)	(3,457,110)	(6,479,211)	(6,970,828)
Total Operating Income (Loss)	$(4,940,704)	$(6,661,252)	$(11,113,511)	$(13,464,590)

Depreciation and Amortization:
Video Solutions	$203,987	$209,442	$402,109	$385,516
Revenue Cycle Management	25,887	218	51,394	364
Entertainment	318,058	319,175	637,539	638,358
Total Depreciation and Amortization	$537,932	$528,835	$1,091,042	$1,024,238

	June 30, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$28,924,558	$28,509,706
Revenue Cycle Management	2,556,696	2,201,570
Entertainment	7,731,275	11,190,491
Corporate	14,291,394	14,766,295
Total Identifiable Assets	$53,503,923	$56,668,062

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

Consolidated Results of Operations

We experienced operating losses for the first half of 2023 and all quarters during 2022. The following is a summary of our recent operating results on a quarterly basis:

	For the three months ended:
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total revenue	$8,279,632	$7,697,190	$8,879,504	$8,484,153	$9,351,457
Gross profit	2,737,040	1,544,792	(1,932,256)	595,500	1,719,078
Gross profit margin %	33.1%	20.1%	(21.8)%	7.0%	18.4%
Total selling, general and administrative expenses	7,677,744	7,717,598	7,769,389	7,162,523	8,380,330
Operating loss	(4,940,704)	(6,172,806)	(9,701,645)	(6,567,023)	(6,661,252)
Operating loss %	(59.7)%	(80.2)%	(109.3)%	(77.4)%	(71.2)%
Net loss	$(8,320,549)	$(5,979,579)	$(9,574,258)	$(1,919,071)	$(682,187)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $8,320,550 on revenues of $8,279,632 for second quarter of 2023.

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

For the Three Months Ended June 30, 2023 and 2022

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2023 and 2022, represented as a percentage of total revenues for each such quarter:

	For the three months ended June 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	67%	82%

Gross profit	33%	18%
Selling, general and administrative expenses:
Research and development expense	7%	6%
Selling, advertising and promotional expense	25%	30%
General and administrative expense	61%	54%

Total selling, general and administrative expenses	93%	90%

Operating loss	(60)%	(71)%

Loss on accrual for legal settlement	(22)%	—%
Change in fair value of contingent consideration promissory notes	—%	6%
Loss on conversion of convertible notes	(1)%	—%
Change in fair value of derivative liabilities	(1)%	58%
Other income and interest income (expense), net	(17)%	—%

Income (loss) before income tax benefit	(100)%	(7)%
Income tax (provision)	—%	—%

Net income/(loss)	(100)%	(7)%

Net income (loss) attributable to noncontrolling interests of consolidated subsidiary	(1)%	(4)%

Net income (loss) attributable to common stockholders	(101)%	(11)%

Net income/(loss) per share information:
Basic	$(3.01)	$(0.44)
Diluted	$(3.01)	$(0.44)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	For the three months ended June 30,
	2023	2022
Product Revenues:
Video Solutions	$1,148,602	$1,404,242
Revenue Cycle Management	—	—
Entertainment	1,929,059	805,939
Total Product Revenues	$3,077,661	$2,210,181

Product revenues for the three months ended June 30, 2023 and 2022 were $3,077,661 and $2,210,181 respectively, an increase of $867,480 (39%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $1,929,059 in product revenues for the three months ended June 30, 2023, compared to $805,939 for the three months ended June 30, 2022, an increase of $1,123,120 (39%). This product revenue relates to the first Kustom 440 music festival, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,148,602 during the three months ended June 30, 2023 compared to $1,404,242 for the three months ended June 30, 2022, a decrease of $255,640 (18%). In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the three months ended June 30,
	2023	2022
Service and Other Revenues:
Video Solutions	$750,988	$645,514
Revenue Cycle Management	1,724,772	2,120,738
Entertainment	2,726,211	4,375,024
Total Service and Other Revenues	$5,201,971	$7,141,276

Service and other revenues for the three months ended June 30, 2023 and 2022 were $5,201,971 and $7,141,276, respectively, a decrease of $1,939,305 (27%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $471,949 and $365,599 for the three months ended June 30, 2023 and 2022, respectively, an increase of $106,350 (29%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended June 30, 2023. We expect this trend to continue throughout 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $221,228 and $163,639 for the three months ended June 30, 2023 and 2022, respectively, an increase of $57,589 (35%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our entertainment operating segment generated service revenues totaling $2,726,211 and $4,375,024 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $1,648,813 (38%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totaling $1,724,772 and $2,120,738 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $395,966 (19%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended June 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the three months ended June 30, 2023 and 2022 were $8,279,632 and $9,351,458, respectively, a decrease of $1,071,826 (11%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended June 30, 2023, and 2022 was $2,219,515 and $2,070,476, respectively, an increase of $149,039 (7%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended June 30, 2023, and 2022 were 72% and 94%, respectively. Cost of products sold by operating segment is as follows:

	For the three months ended June 30,
	2023	2022
Cost of Product Revenues:
Video Solutions	$805,389	$1,029,403
Revenue Cycle Management	—	—
Entertainment	1,414,126	1,041,073
Total Cost of Product Revenues	$2,219,515	$2,070,476

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. In addition, the Video Solutions Segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first quarter of 2023. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 70% for the three months ended June 30, 2023 as compared to 73% for the three months ended June 30, 2022.

The increase in entertainment operating segment cost of product sold directly correlates to the increase in product revenues for the three months ended June 30, 2023 compared to June 30, 2022, resulting in cost of product revenue of $1,414,126 for the three months ended June 30, 2023, compared to $1,041,073 for the three months ended June 30, 2022. Cost of product sold as a percentage of product revenues for the entertainment segment was 73% for the three months ended June 30, 2023 as compared to 129% for the three months ended June 30, 2022.

We recorded $5,414,534 and $5,489,541 in reserves for obsolete and excess inventories at June 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-progress were $3,673,516 and $4,512,329 at June 30, 2023 and December 31, 2022, respectively, a decrease of $838,813 (19%). Finished goods balances were $7,581,234 and $7,816,618 at June 30, 2023 and December 31, 2022, respectively, a decrease of $235,384 (3%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the increase in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of June 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended June 30, 2023, and 2022 was $3,323,077 and $5,561,903, respectively, a decrease of $2,238,826 (40%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended June 30, 2023, and 2022 were 64% and 78%, respectively. Cost of service revenues by operating shipment is as follows:

	For the three months ended June 30,
	2023	2022
Cost of Service Revenues:
Video Solutions	$314,794	$261,363
Revenue Cycle Management	922,598	1,163,476
Entertainment	2,085,685	4,137,064
Total Cost of Service Revenues	$3,323,077	$5,561,903

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 42% for the three months ended June 30, 2023 as compared to 40% for the three months ended June 30, 2022.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 53% for the three months ended June 30, 2023 as compared to 55% for the three months ended June 30, 2022.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Cost of service revenues as a percentage of service revenues for the entertainment segment was 77% for the three months ended June 30, 2023 as compared to 95% for the three months ended June 30, 2022.

Gross Profit

Overall gross profit for the three months ended June 30, 2023 and 2022 was $2,737,040 and $1,719,078, respectively, an increase of $1,017,962 (59%). Gross profit by operating segment was as follows:

	For the three months ended June 30,
	2023	2022

Gross Profit:
Video Solutions	$779,407	$759,010
Revenue Cycle Management	802,174	957,263
Entertainment	1,155,459	2,805
Total Gross Profit	$2,737,040	$1,719,078

The overall increase is attributable to the large increase in gross profit for the entertainment segment for the three months ended June 30, 2023 along with a decrease in the overall cost of sales as a percentage of overall revenues to 67% for the three months ended June 30, 2023 from 82% for the three months ended June 30, 2022. Our goal is to continue to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,677,744 and $8,380,330 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $702,586 (8%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 93% for the three months ended June 30, 2023 compared to 90% in the same period in 2022. The significant components of selling, general and administrative expenses are as follows:

	For the three months ended June 30,
	2023	2022
Research and development expense	$540,276	$540,222
Selling, advertising and promotional expense	2,104,625	2,763,045
General and administrative expense	5,032,843	5,077,063

Total	$7,677,744	$8,380,330

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $540,276 and $540,222 for the three months ended June 30, 2023 and 2022, respectively. Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,104,625 and $2,763,045 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $658,420 (24%). Promotional and advertising expenses represent the primary component of these costs and totaled $1,654,593 during the three months ended June 30, 2023, compared to $2,361,235 during the three months ended June 30, 2022, a decrease of $706,642 (30%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $5,032,843 and $5,077,063 for the three months ended June 30, 2023 and 2022, respectively. The minor decrease in general and administrative expenses in the three months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the three months ended June 30, 2023 compared to the same period in 2022.

Operating Loss

For the reasons stated above, our operating loss was $4,940,704 and $6,661,252 for the three months ended June 30, 2023 and 2022, respectively, an improvement of $1,720,548 (26%). Operating loss as a percentage of revenues increased to 60% in the three months ended June 30, 2023 from 71% in the same period in 2022.

Interest Income

Interest income increased to $55,730 for the three months ended June 30, 2023, from $32,233 in the same period of 2022, which reflects our change in cash and cash equivalent levels in the second quarter of 2023 compared to the second quarter of 2022.

Interest Expense

We incurred interest expenses of $1,515,509 and $8,501 during the three months ended June 30, 2023 and 2022, respectively. The increase is attributable to the convertible note issued in the second quarter, along with a reduction in the contingent earn-out notes associated with the four Nobility Healthcare acquisitions.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $-0- and $542,096 during the three months ended June 30, 2023 and 2022, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from March 31, 2023, to June 30, 2023, totaled $59,766 which was recognized as a loss in the second quarter of 2023.

Loss on accrual for legal settlement

The Company recognized a loss on accrual for legal settlement of $1,792,308 and $-0- during the three months ended June 30, 2023 and 2022, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $93,386 and $-0- during the three months ended June 30, 2023 and 2022, respectively. This is in connection with the convertible note issued during the three months ended June 30, 2023 and the conversion from debt to equity during the period.

Other income (loss)

Other income (loss) increased to $25,394 for the three months ended June 30, 2023, from ($381) during the three months ended June 30, 2022, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $8,320,549, and $682,187 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $7,638,362 (1,120%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended June 30, 2023 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2023 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $8,320,549 and $682,187 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $7,638,362 (1,120%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $72,755 and $383,326 for the three months ended June 30, 2023 and 2022, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $8,393,304 and $1,065,513 for the years three months June 30, 2023 and 2022, respectively, a decrease of $7,327,791 (688%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.01 and $0.44 for the three months ended June 30, 2023 and 2022, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Six Months Ended June 30, 2023 and 2022

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2023 and 2022, represented as a percentage of total revenues for each such quarter:

	For the six months ended June 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	73%	81%

Gross profit	27%	19%
Selling, general and administrative expenses:
Research and development expense	9%	5%
Selling, advertising and promotional expense	25%	28%
General and administrative expense	62%	54%

Total selling, general and administrative expenses	96%	87%

Operating loss	(70)%	(69)%
Loss on accrual for legal settlement	(11)%	—%
Change in fair value of contingent consideration promissory notes	1%	2%
Change in fair value of derivative liabilities	—%	28%
Other income and interest income (expense), net	(21)%	1%
Income (loss) before income tax benefit	(90)%	(38)%
Income tax (provision)	—%	—%

Net income/(loss)	(90)%	(38)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	(1)%

Net income (loss) attributable to common stockholders	(91)%	(39)%

Net income/(loss) per share information:
Basic	$(5.24)	$(3.08)
Diluted	$(5.24)	$(3.08)

Product revenues by operating segment is as follows:

	For the six months ended June 30,
	2023	2022
Product Revenues:
Video Solutions	$2,341,622	$2,740,472
Revenue Cycle Management	—	—
Entertainment	3,189,847	1,879,769
Total Product Revenues	$5,531,469	$4,620,241

Product revenues for the six months ended June 30, 2023 and 2022 were $5,531,469 and $4,620,241 respectively, an increase of $911,228 (20%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $3,189,847 in product revenues for the six months ended June 30, 2023, compared to $1,879,769 for the six months ended June 30, 2022. This product revenue relates to the first Kustom 440 music festival, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $2,341,622 during the six months ended June 30, 2023 compared to $2,740,472 for the six months ended June 30, 2022. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the six months ended June 30,
	2023	2022
Service and Other Revenues:
Video Solutions	$1,457,331	$1,319,333
Revenue Cycle Management	3,506,361	4,024,695
Entertainment	5,481,659	9,681,969
Total Service and Other Revenues	$10,445,351	$15,025,997

Service and other revenues for the six months ended June 30, 2023 and 2022 were $10,445,351 and $15,025,997, respectively, an increase of $4,580,646 (30%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $894,773 and $627,874 for the six months ended June 30, 2023 and 2022, respectively, an increase of $266,899 (43%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the six months ended June 30, 2023. We expect this trend to continue throughout 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $433,074 and $363,130 for the six months ended June 30, 2023 and 2022, respectively, an increase of $69,944 (19%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our new entertainment operating segment generated service revenues totaling $5,481,659 and $9,681,969 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $4,200,310 (43%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look right-size this segment and work towards profitability.

●	Our new revenue cycle management operating segment generated service revenues totaling $3,506,361 and $4,024,695 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $518,334 (13%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the six months ended June 30, 2023. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the six months ended June 30, 2023 and 2022 were $15,976,820 and $19,646,238, respectively, a decrease of $3,669,418 (19%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the six months ended June 30, 2023, and 2022 was $4,520,616 and $4,892,527, respectively, a decrease of $371,911 (8%). Overall cost of goods sold for products as a percentage of product revenues for the six months ended June 30, 2023, and 2022 were 82% and 106%, respectively. Cost of products sold by operating segment is as follows:

	For the six months ended June 30,
	2023	2022
Cost of Product Revenues:
Video Solutions	$1,842,983	$2,507,118
Revenue Cycle Management	—	—
Entertainment	2,677,633	2,385,409
Total Cost of Product Revenues	$4,520,616	$4,892,527

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first six months of 2023, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment improved to 79% for the six months ended June 30, 2023 as compared to 91% for the six months ended June 30, 2022.

The increase in entertainment operating segment cost of product sold directly correlates to the increase in product revenues for the six months ended June 30, 2023 compared to June 30, 2022, resulting in cost of product revenue of $2,677,633 for the six months ended June 30, 2023, compared to $2,385,409 for the six months ended June 30, 2022. Cost of product sold as a percentage of product revenues for the entertainment segment was 84% for the three months ended June 30, 2023 as compared to 127% for the six months ended June 30, 2022.

We recorded $5,414,534 and $5,489,541 in reserves for obsolete and excess inventories at June 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-progress were $3,673,516 and $4,512,329 at June 30, 2023 and December 31, 2022, respectively, a decrease of $838,813 (19%). Finished goods balances were $7,581,234 and $7,816,618 at June 30, 2023 and December 31, 2022, respectively, a decrease of $235,384 (3%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the increase in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of June 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the six months ended June 30, 2023, and 2022 was $7,174,375 and $11,095,015, respectively, a decrease of $3,920,640 (35%). Overall cost of goods sold for services as a percentage of service revenues for the six months ended June 30, 2023, and 2022 were 69% and 74%, respectively. Cost of service revenues by operating segment is as follows:

	For the six months ended June 30,
	2023	2022
Cost of Service Revenues:
Video Solutions	$642,369	$525,247
Revenue Cycle Management	1,928,253	2,370,263
Entertainment	4,603,753	8,199,505
Total Cost of Service Revenues	$7,174,375	$11,095,015

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 44% for the six months ended June 30, 2023 as compared to 40% for the six months ended June 30, 2022.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decrease in service revenues in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 55% for the six months ended June 30, 2023 as compared to 59% for the six months ended June 30, 2022.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Cost of service revenues as a percentage of service revenues for the entertainment operating segment was 84% for the six months ended June 30, 2023 as compared to 85% for the six months ended June 30, 2022.

Gross Profit

Overall gross profit for the six months ended June 30, 2023 and 2022 was $4,281,829 and $3,658,696, respectively, an increase of $623,133 (17%). Gross profit by operating segment was as follows:

	For the six months ended June 30,
	2023	2022
Gross Profit:
Video Solutions	$1,313,601	$1,027,440
Revenue Cycle Management	1,578,107	1,654,432
Entertainment	1,390,121	976,824
Total Gross Profit	$4,281,829	$3,658,696

The overall increase is attributable to the large overall increase in revenues for the six months ended June 30, 2023 and an increase in the overall cost of sales as a percentage of overall revenues to 73% for the six months ended June 30, 2023 from 81% for the six months ended June 30, 2022. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,395,340 and $17,123,286 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $1,727,946 (10%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales decreased to 96% for the six months ended June 30, 2023 compared to 87% in the same period in 2022. The significant components of selling, general and administrative expenses are as follows:

	For the six months ended June 30,
	2023	2022
Research and development expense	$1,475,215	$1,038,222
Selling, advertising and promotional expense	3,952,115	5,542,448
General and administrative expense	9,968,010	10,542,616

Total	$15,395,340	$17,123,286

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,475,215 and $1,038,222 for the six months ended June 30, 2023 and 2022, respectively, an increase of $436,993 (42%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $3,952,115 and $5,542,448 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $1,590,333 (29%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $9,968,010 and $10,542,616 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $574,606 (5%). The decrease in general and administrative expenses in the six months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the three months ended June 30, 2023 compared to the same period in 2022.

Operating Loss

For the reasons stated above, our operating loss was $11,113,511 and $13,464,590 for the six months ended June 30, 2023 and 2022, respectively, an improvement of $2,351,079 (17%). Operating loss as a percentage of revenues changed to 70% in the six months ended June 30, 2023 from 69% in the same period in 2022.

Interest Income

Interest income decreased to $71,085 for the six months ended June 30, 2023, from $103,595 in the same period of 2022, which reflects our change in cash and cash equivalent levels in the second quarter of 2023 compared to the second quarter of 2022. The Company held significant cash and cash equivalents throughout the second quarter of 2022, allowing a full six months of interest income.

Interest Expense

We incurred interest expense of $1,521,049 and $25,511 during the six months ended June 30, 2023 and 2022, respectively. The increase is attributable to the convertible note entered into in the second quarter of 2023, and the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, with interest rates of 3.00% per annum.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $84,818 during the six months ended June 30, 2023 and 2022, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Contingent Consideration Promissory Notes

During the six months ended June 30, 2023, The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $158,021 and $486,046 during the six months ended June 30, 2023 and 2022, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2022, to June 30, 2023, totaled $59,766 which was recognized as a loss in the second quarter of 2023.

Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $93,386 and $-0- during the six months ended June 30, 2023 and 2022, respectively. This is in connection with the convertible note issued during the six months ended June 30, 2023 and the conversion from debt to equity during the period.

Other income

Other income increased to $50,786 for the six months ended June 30, 2023, from $43,059 during the six months ended June 30, 2022, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $14,300,128 and $7,380,430 for the six months ended June 30, 2023 and 2022, respectively, a decline of $6,919,698 (94%).

Income Tax Benefit

We did not record an income tax expense related to our income for the six months ended June 30, 2023 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2023 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $14,300,128 and $7,380,430 for the six months ended June 30, 2023 and 2022, respectively, a decline of $6,919,698 (94%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $198,994 and $285,232 for the six months ended June 30, 2023 and 2022, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $14,499,122 and $7,665,662 for the six months June 30, 2023 and 2022, respectively, a deterioration of $6,833,460 (89%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $5.24 and $3.08 for the six months ended June 30, 2023 and 2022, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents: As of June 30, 2023, we had cash and cash equivalents with an aggregate balance of $2,923,881, a decrease from a balance of $3,532,199 at December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $608,318 net decrease in cash during the six months ended June 30, 2023:

●	Operating activities:	$3,109,986 of net cash used in operating activities. Net cash used in operating activities was $3,109,986 and $10,932,515 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $7,822,529. The improvement is attributable to the non-cash gain attributable to the change in value of the warrant derivative liability no longer being applicable to 2023, as well as the decline in the usage of cash to increase accounts receivable, prepaid expenses, and other operating assets during the six months ended June 30, 2023 compared to the same period in 2022.

●	Investing activities:	$126,946 of net cash used in investing activities. Cash used in investing activities was $126,946 and $3,361,994 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building; and (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$2,628,614 of net cash provided by financing activities. Cash provided by (used in) financing activities was $2,628,614 and ($4,259,037) for the six months ended June 30, 2023 and 2022, respectively. During the first six months of 2023, we most notably completed a convertible note agreement, made principal payments on contingent consideration promissory notes, received a Commercial Extension of Credit for our Entertainment Segment, and made principal payments on that extension of credit. During the first six months of 2022 the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, as well as principal payments on contingent consideration promissory notes.

Commitments:

We had $2,923,881 of cash and cash equivalents and net negative working capital of ($3,109,982) as of June 30, 2023. Accounts receivable and other receivables balances represented $4,587,929 of our net working capital at June 30, 2023. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2023, which would help to provide positive cash flow to support our operations during 2023. Inventory represents $5,840,216 of our net working capital at June 30, 2023. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2023 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2023.

Capital Expenditures:

We had the following material commitments for capital expenditures at June 30, 2023:

Lease commitments. Total lease expense under the six operating leases was approximately $156,856 and $297,117, during the three and six months ended June 30, 2023, respectively.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2023:

Assets:
Operating lease right of use assets, net	$1,124,291

Liabilities:
Operating lease obligations-current portion	$291,074
Operating lease obligations-less current portion	901,412
Total operating lease obligations	$1,192,486

The components of lease expense were as follows for the six months ended June 30, 2023:

Selling, general and administrative expenses	$297,117

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (July 1, to December 31, 2023)	$201,602
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,650
Total undiscounted minimum future lease payments	1,435,529
Imputed interest	(243,043)
Total operating lease liability	$1,192,486

Debt obligations – Outstanding debt obligations comprises the following:

	June 30, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Convertible note payable, net of unamortized debt discount of $1,975,909	899,091	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	259,303	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	117,637	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	5,937	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	19,887	4,346
Commercial Extension of Credit – Entertainment Segment	175,617	—
Debt obligations	1,627,472	927,840
Less: current maturities of debt obligations	1,468,857	485,373
Debt obligations, long-term	$158,615	$442,467

Debt obligations mature as follows as of June 30, 2023:

June 30, 2023
2023 (July 1, 2023 to December 31, 2023)	$374,915
2024	3,083,972
2025	3,412
2026	3,542
2027 and thereafter	137,541

Total	$3,603,382

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense;

●	Accounting for Income Taxes; and

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

Inventories consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,656,511	$4,509,165
Work-in-process– video solutions segment	17,005	3,164
Finished goods – video solutions segment	6,545,100	6,846,091
Finished goods – entertainment segment	1,036,134	970,527
Subtotal	11,254,750	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(5,095,330)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(319,204)	(259,280)
Total inventories	$5,840,216	$6,839,406

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 48% of the gross inventory balance at June 30, 2023, compared to 45% of the gross inventory balance at December 31, 2022. We had $5,414,534 and $5,489,541 in reserves for obsolete and excess inventories at June 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-process were $3,673,516 and $4,512,329 at June 30, 2023 and December 31, 2022, respectively, a decrease of $838,813 (19%). Finished goods balances were $7,581,234 and $7,816,618 at June 30, 2023 and December 31, 2022, respectively, a decrease of $235,384 (3%). The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of June 30, 2023.

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

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $15,936 as of June 30, 2023 compared to $15,694 as of December 31, 2022 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Warrant derivative liabilities. On April 5, 2023, the Company issued warrants to purchase a total of 1,125,000 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances in the event of tender offers. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company revalues the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to equity.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2023:

	Issuance date assumptions	June 30, 2023 assumptions
Volatility - range	106.0%	106.2%
Risk-free rate	3.36%	4.13%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.8 years
Exercise price	$5.50 - 7.50	$5.50 - 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three or six months ended June 30, 2023.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of June 30, 2023, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2022. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2023, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2023 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the first half of 2023 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

4.1	Form of Senior Secured Convertible Note, issued by Digital Ally, Inc. (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

4.2	Form of Warrant, issued by Digital Ally, Inc (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.1

Form of Securities Purchase Agreement between Digital Ally, Inc. and certain Purchaser (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.2	Form of Security Agreement between Digital Ally, Inc. and certain Purchasers (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.3

Form of Trademark Security Agreement between Digital Ally, Inc. and certain Purchasers (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.4	Form of Patent Security Agreement between Digital Ally, Inc. and certain Purchasers (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.5

Form of Subsidiary Guaranty by and among Digital Ally, Inc. and its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

10.6

Form of Registration Rights Agreement between Digital Ally, Inc. and certain Purchasers (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K with the SEC on April 7, 2023).

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

Date: August 14, 2023

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

