Form 10-Q
period 2023-09-30
DIGITAL ALLY, INC.
filed 2023-11-14
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2023
Common Stock, $0.001 par value per share	2,800,752

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,207,831	$3,532,199
Accounts receivable – trade, net of $200,667 allowance – September 30, 2023 and $152,736 – December 31, 2022	2,022,730	2,044,056
Other receivables, net of $5,000 allowance – September 30, 2023 and $0 – December 31, 2022 (including $0 due from related parties – September 30, 2023 and $138,384 – December 31, 2022, refer to Note 20)	2,617,812	4,076,522
Inventories, net	5,194,779	6,839,406
Prepaid expenses	7,323,615	8,466,413

Total current assets	19,366,767	24,958,596

Property, plant, and equipment, net	7,451,042	7,898,686
Goodwill and other intangible assets, net	16,861,228	17,872,970
Operating lease right of use assets, net	1,034,518	782,129
Income tax receivable	9,447	—
Other assets	6,633,072	5,155,681

Total assets	$51,356,074	$56,668,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,589,610	$9,477,355
Accrued expenses	2,808,068	1,090,967
Current portion of operating lease obligations	264,958	294,617
Contract liabilities – current portion	2,751,983	2,154,874
Notes payable – related party – current portion	2,106,000	—
Debt obligations, net – current portion	2,213,148	485,373
Warrant derivative liabilities	1,412,820	—
Income taxes payable	—	8,097

Total current liabilities	24,146,587	13,511,283

Long-term liabilities:
Debt obligations – long term	147,721	442,467
Operating lease obligation – long term	837,755	555,707
Contract liabilities – long term	7,134,547	5,818,082
Notes payable – related party – long term	219,000	—
Lease Deposit	10,445	—

Total liabilities	32,496,055	20,327,539

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 2,800,752 shares issued – September 30, 2023 and 2,720,170 shares issued – December 31, 2022	2,801	2,721
Additional paid in capital	128,367,929	127,869,342
Noncontrolling interest in consolidated subsidiary	677,318	448,694
Accumulated deficit	(110,188,029)	(91,980,234)

Total stockholders’ equity	18,860,019	36,340,523

Total liabilities and stockholders’ equity	$51,356,074	$56,668,062

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$2,095,237	$3,062,373	$7,626,706	$7,682,614
Service and other	4,242,462	5,421,780	14,687,813	20,447,778

Total revenue	6,337,699	8,484,153	22,314,519	28,130,392

Cost of revenue:
Product	2,587,750	3,262,457	7,108,366	8,154,984
Service and other	2,523,800	4,626,196	9,698,175	15,721,210

Total cost of revenue	5,111,550	7,888,653	16,806,541	23,876,194

Gross profit	1,226,149	595,500	5,507,978	4,254,198

Selling, general and administrative expenses:
Research and development expense	564,146	616,174	2,039,361	1,654,395
Selling, advertising and promotional expense	1,932,982	1,832,916	5,885,097	7,375,364
General and administrative expense	3,877,064	4,713,433	13,845,074	15,256,049

Total selling, general and administrative expenses	6,374,192	7,162,523	21,769,532	24,285,808

Operating loss	(5,148,043)	(6,567,023)	(16,261,554)	(20,031,610)

Other income (expense):
Interest income	12,986	13,333	84,071	116,928
Interest expense	(959,898)	(14,255)	(2,480,947)	(39,766)
Other income (loss)	25,394	(1,892)	76,180	41,167
Loss on accrual for legal settlement	—	—	(1,792,308)	—
Loss on conversion of convertible note	—	—	(93,386)	—
Change in fair value of contingent consideration promissory notes	19,888	(138,877)	177,909	347,169
Change in fair value of short-term investments	—	—	—	(84,818)
Change in fair value of warrant derivative liabilities	1,863,326	1,164,849	1,803,560	6,726,638
Gain on extinguishment of liabilities	507,304	—	507,304	—
Gain on extinguishment of warrant derivative liabilities	—	3,624,794	—	3,624,794

Total other income (expense)	1,469,000	4,647,952	(1,717,617)	10,732,112

Loss before income tax benefit	(3,679,043)	(1,919,071)	(17,979,171)	(9,299,498)
Income tax benefit	—	—	—	—

Net loss	(3,679,043)	(1,919,071)	(17,979,171)	(9,299,498)

Net (income) attributable to noncontrolling interests of consolidated subsidiary	(29,630)	16,596	(228,624)	(268,636)

Net loss attributable to common stockholders	$(3,708,673)	$(1,902,475)	$(18,207,795)	$(9,568,134)

Net loss per share information:
Basic	$(1.32)	$(0.76)	$(6.55)	$(3.83)
Diluted	$(1.32)	$(0.76)	$(6.55)	$(3.83)

Weighted average shares outstanding:
Basic	2,800,752	2,518,261	2,779,530	2,498,681
Diluted	2,800,752	2,518,261	2,779,530	2,498,681

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid In	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	deficit	Total
Balance, December 31, 2021	2,545,220	$2,545	$124,476,447	$56,453	$(68,672,206)	$55,863,239

Stock-based compensation	—	—	394,749	—	—	394,749
Restricted common stock grant	35,750	36	(36)	—	—	—
Restricted common stock forfeitures	(750)	(1)	1	—	—	—
Repurchase and cancellation of common stock	(93,802)	(94)	—	—	(2,063,674)	(2,063,768)
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	(15,692)	—	(15,692)
Net loss	—	—	—	(98,094)	(6,600,148)	(6,698,242)

Balance, March 31, 2022	2,486,418	$2,486	$124,871,161	$(57,333)	$(77,336,028)	$47,480,286

Stock-based compensation	—	—	381,602	—	—	381,602
Restricted common stock forfeitures	(2,500)	(3)	3	—	—	—
Repurchase and cancellation of common stock	(92,498)	(92)	—	—	(1,962,663)	(1,962,755)
Net income (loss)	—	—	—	383,326	(1,065,513)	(682,187)

Balance, June 30, 2022	2,391,420	$2,391	$125,252,766	$325,993	$(80,364,204)	$45,216,946

Issuance of common stock through warrant exchange agreement	303,750	304	4,495,196	—	—	4,495,500
Stock-based compensation	—	—	251,733	—	—	251,733
Net loss	—	—	—	(16,596)	(1,902,475)	(1,919,071)

Balance, September 30, 2022	2,695,170	$2,695	$129,999,695	$309,397	$(82,266,679)	$48,045,108

Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	448,694	$(91,980,234)	$36,340,523

Stock-based compensation	—	—	114,848	—	—	114,848
Restricted common stock grant	35,000	35	(35)	—	—	—
Issuance due to rounding from reverse stock split	54	—	—		—	—
Net Income (loss)	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	$2,756	$127,984,155	$574,933	$(98,086,052)	$30,475,792

Stock-based compensation	—	—	179,483	—	—	179,483
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Issuance due to rounding from reverse stock split	24,154	24	(24)	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Net Income (loss)	—	—	—	72,755	(8,393,304)	(8,320,549)

Balance, June 30, 2023	2,800,753	$2,801	$128,283,343	$647,688	$(106,479,356)	$22,454,476

Stock-based compensation	—	—	84,586	—	—	84,586
Net Income (loss)	—	—	—	29,630	(3,708,673)	(3,679,043)

Balance, September 30, 2023	2,800,753	$2,801	$128,367,929	$677,318	$(110,188,029)	$18,860,019

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(17,979,171)	$(9,299,498)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,656,627	1,646,207
Stock-based compensation	378,917	1,028,084
Non-cash interest expense	576,380	—
Change in fair value of warrant derivative liabilities	(1,803,560)	(6,726,638)
Gain on extinguishment of liabilities	(507,304)	—
Gain on extinguishment of warrant derivative liabilities	—	(3,624,794)
Convertible debt discount amortization	1,887,273	—
Loss on conversion of debt	93,386	—
Provision for inventory obsolescence	(918,571)	143,664
Provision for doubtful accounts receivable	47,931	(161,239)
Allowance for doubtful lease reserve	5,000	—
Change in fair value of contingent consideration promissory note	(177,909)	(347,169)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(26,605)	143,937
Accounts receivable – other	1,453,710	(3,426,732)
Inventories	2,563,198	(1,448,044)
Prepaid expenses	1,142,798	531,508
Operating lease right of use assets	285,667	306,783
Other assets	(1,477,391)	(4,125,776)
Increase (decrease) in:
Accounts payable	3,619,557	5,133,934
Accrued expenses	1,717,101	(106,800)
Income taxes payable	(17,544)	9,969
Lease deposit	10,445	—
Operating lease obligations	(285,667)	(306,782)
Contract liabilities	1,913,574	2,831,394

Net cash used in operating activities	(5,842,158)	(17,797,992)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(86,348)	(1,947,127)
Additions to intangible assets	(110,893)	(158,218)
Cash paid for acquisition of Medical Billing Company	—	(1,153,627)
Cash paid for asset acquisition of Medical Billing Company	—	(230,000)

Net cash used in investing activities	(197,241)	(3,488,972)

Cash Flows from Financing Activities:
Repurchase and cancellation of common stock	—	(4,026,523)
Distribution to noncontrolling interest in consolidated subsidiary	—	(15,692)
Net proceeds of convertible debt with detachable warrants	2,640,000	—
Net proceeds of related party note payable	2,325,000	—
Proceeds – Commercial Extension of Credit – Entertainment Segment	1,224,577	—
Payments on Commercial Extension of Credit – Entertainment Segment	(1,156,441)	—
Principal payment on contingent consideration promissory notes	(318,105)	(383,222)

Net cash (used in) provided by financing activities	4,715,031	(4,425,437)

Net decrease in cash and cash equivalents	(1,324,368)	(25,712,401)
Cash, cash equivalents, beginning of period	3,532,199	32,007,792

Cash, cash equivalents, end of period	$2,207,831	$6,295,391

Supplemental disclosures of cash flow information:
Cash payments for interest	$26,220	$44,783

Cash payments for income taxes	$9,447	$9,969

Supplemental disclosures of non-cash investing and financing activities:
ROU and lease liability recorded on extension of lease	$538,056	$—

Conversion of convertible notes payable into common stock	$119,750	$—

Issuance of common stock through warrant exchange agreement	$—	$4,495,500

Issuance of contingent consideration promissory note for business acquired	$—	$855,000

Assets acquired in business acquisitions	$—	$190,631

Liabilities assumed in the business acquisition	$—	$387,005

Goodwill acquired in business acquisitions	$—	$2,100,000

Restricted common stock grant	$35	$715

Reverse stock split rounding issuances	$24	$—

Restricted common stock forfeitures	$4	$65

Debt discount on convertible note	$3,000,000	$—

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

The business of the Registrant, Digital Ally, Inc. (with its wholly owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc. (“Kustom 440”), Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 19.

Business Combination

In June 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (Nasdaq: CLOE) (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom Entertainment, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. Upon the Closing which is subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock of the combined company is expected to be listed on the Nasdaq under a mutually agreed new ticker symbol that reflects the name “Kustom Entertainment”.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Uncertainty Due to Geopolitical Events

Due to the Hamas-Israel and Russia-Ukraine conflicts, there has been uncertainty and disruption in the global economy. Although these events did not have a direct material adverse impact on the Company’s financial results for the three and nine months ended September 30, 2023, at this time the Company is unable to fully assess the aggregate impact the Hamas-Israel and Russia-Ukraine conflicts will have on its business due to various uncertainties, which include, but are not limited to, the duration of the conflicts, the conflicts’ effect on the economy, the impact on the Company’s businesses and actions that may be taken by governmental authorities related to the conflicts.

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (November 14, 2023). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 14, 2024.

The Company has experienced net losses and cash outflows from operating activities since inception. For the nine months ended September 30, 2023, the Company had a net loss attributable to common stockholders of $18,207,795 net cash used in operating activities of $5,842,158, $197,241 used in investing activities and $4,715,031 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

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

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the unaudited condensed consolidated financial statements were issued. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. The Company formed TicketSmarter, Inc. on September 1, 2021, upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global entertainment operations. The Company formed Worldwide Reinsurance Ltd. in December 2021, which is a captive insurance company domiciled in Bermuda, the Company is in the process of unwinding these operations. The Company formed Digital Connect, Inc. and BirdVu Jets, Inc. for travel and transportation purposes in 2022. The company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the nine months ended September 30, 2023, the Company recognized revenue of $2.2 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	September 30, 2023
	December 31, 2022	Additions/ Reclass	Recognized Revenue	September 30, 2023
Contract liabilities, current	$2,154,874	$2,133,969	$1,536,860	$2,751,983
Contract liabilities, non-current	5,818,082	1,943,313	626,848	7,134,547

	$7,972,956	$4,077,282	$2,163,708	$9,886,530

	September 30, 2022
	December 31, 2021	Additions/ Reclass	Recognized Revenue	September 30, 2022
Contract liabilities, current	$1,665,519	$1,228,395	$844,210	$2,049,704
Contract liabilities, non-current	2,687,786	3,384,487	937,278	5,134,995

	$4,353,305	$4,612,882	$1,781,488	$7,184,699

Sales returns and allowances aggregated $116,543 and $118,029 for the nine months ended September 30, 2023 and December 31, 2022, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	September 30, 2023
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$2,136,573	$—	$—	$2,136,573
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	71,258	—	—	71,258

	$2,207,831	$—	$—	$2,207,831

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$897,745	$—	$—	$897,745
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	2,634,454	—	—	2,634,454

	$3,532,199	$—	$—	$3,532,199

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2023 and December 31, 2022, the uninsured balance amounted to $1,652,978 and $2,495,189, respectively.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of September 30, 2023 and concluded that there was no impairment.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,680,820	$4,509,165
Work-in-process– video solutions segment	41,194	3,164
Finished goods – video solutions segment	5,676,031	6,846,091
Finished goods – entertainment segment	367,704	970,527
Subtotal	9,765,749	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(4,466,748)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(104,222)	(259,280)
Total inventories	$5,194,779	$6,839,406

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $164,029 and $171,071 as of September 30, 2023 and December 31, 2022, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	September 30, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Convertible note payable, net of unamortized debt discount of $1,014,091	1,860,909	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	194,477	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	87,348	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	4,346
Commercial Extension of Credit – Entertainment Segment	68,135	—
Debt obligations	2,360,869	927,840
Less: current maturities of debt obligations	2,213,148	485,373
Debt obligations, long-term	$147,721	$442,467

Debt obligations mature as follows as of September 30, 2023:

September 30, 2023
2023 (October 1, 2023 to December 31, 2023)	$164,295
2024	3,066,170
2025	3,412
2026	3,542
2027 and thereafter	137,541

Total	$3,374,960

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

Contingent Consideration Promissory Notes

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. The June Contingent Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for nine months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the June Contingent Note is subject to an earn-out adjustment, being the difference between $975,000 (the “June Projected Revenue”) and the cash basis revenue (the “June Measurement Period Revenue”) collected by the June Seller in its normal course of business from the clients existing on June 30, 2021, during the period from October 1, 2021 through September 30, 2022 (the “June Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the June Measurement Period Revenue is less than the June Projected Revenue, such amount will be subtracted from the principal balance of this June Contingent Note on a dollar-for-dollar basis. If the June Measurement Period Revenue is more than the June Projected Revenue, such amount will be added to the principal balance of this June Contingent Note on a dollar-for-dollar basis. In no event will the principal balance of this June Contingent Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the June Contingent Note as a result of the earn-out adjustments.

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $202,725. The estimated fair value of the June Contingent Note at September 30, 2023 is $87,348, representing a reduction in its estimated fair value of $89,109 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the three and nine months ended September 30, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

On August 31, 2021, Nobility Healthcare issued another contingent consideration promissory note (the “August Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “August Sellers”) of $650,000. The August Contingent Payment Note has a three-year term and bears interest at a rate of 3.00% per annum. Quarterly principal and interest payments are deferred for nine months and is due in equal quarterly installments on the seventh business day of each quarter. The principal amount of the August Contingent Payment Note is subject to an earn-out adjustment, being the difference between $3,000,000 (the “August Projected Revenue”) and the cash basis revenue (the “August Measurement Period Revenue”) collected by the August Sellers in its normal course of business from the clients existing on September 1, 2021, during the period from December 1, 2021 through November 30, 2022 (the “August Measurement Period”) measured on a quarterly basis and annualized as of the relevant period. If the August Measurement Period Revenue is less than the August Projected Revenue, such amount will be subtracted from the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. If the August Measurement Period Revenue is more than the August Projected Revenue, such amount will be added to the principal balance of this August Contingent Payment Note on a dollar-for-dollar basis. In no event will the principal balance of this August Contingent Payment Note become a negative number. The maximum downward earn-out adjustment to the principal balance will be a reduction to zero. There are no limits to the increases to the principal balance of the August Contingent Payment Note as a result of the earn-out adjustments.

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $487,430. The estimated fair value of the August Contingent Note at September 30, 2023 is $194,477, representing a reduction in its estimated fair value of $194,477 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the three and nine months ended September 30, 2023. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

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

The January Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $750,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $153,769. The estimated fair value of the January Contingent Note at September 30, 2023 is $-0-, representing a reduction in its estimated fair value of $208,083 as compared to its estimated fair value as of December 31, 2022, of which $32,936 represents payments made during the nine months ended September 30, 2023. Therefore, the Company recorded a gain of $175,146 in the Consolidated Statements of Operations for the nine months ended September 30, 2023.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $1,584. The estimated fair value of the February Contingent Note at September 30, 2023 is $-0-, representing a decrease in its estimated fair value of $4,347 as compared to its estimated fair value as of December 31, 2022, of which $1,584 represents payments made during the nine months ended September 30, 2023. Therefore, the Company recorded a gain of $2,763 in the Consolidated Statements of Operations for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Entertainment segment drew an additional $224,577 on this agreement, with the principal balance never exceeding $1,000,000. During the nine months ended September 30, 2023, the Company’s Entertainment segment had repaid $1,156,441 towards the principal on the loan through remittances and had an outstanding balance of $68,135.

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

Terms at April 5, 2023 (issuance date)
Volatility - range	106.0%
Risk-free rate	3.36%
Dividend	0%
Remaining contractual term	5.0 years
Exercise price	$5.50 – 7.50
Common stock issuable under the warrants	1,125,000

Following is a summary of activity relative to the Convertible Note for the nine months ended September 30, 2023:

Amount

Balance, December 31, 2022	$—
Convertible Note, at par	3,000,000
Conversion of convertible note into common stock	(125,000)
Principal payments	—
Unamortized debt discount	(1,014,091)

Balance, September 30, 2023	$1,860,909

During the three and nine months ended September 30, 2023 the Company amortized $1,887,273 of debt discount under interest expense, compared to $-0- for the three and nine months ended September 30, 2022.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	$—	$—	$281,825	$281,825
Warrant derivative liabilities	—	—	1,412,820	1,412,820
	$—	$—	$1,694,645	$1,694,645

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration promissory notes and contingent consideration earn-out agreement	$—	$—	$777,840	$777,840
Warrant derivative liabilities	—	—	—	—
	$—	$—	$777,840	$777,840

The following table represents the change in Level 3 tier value measurements for the periods ended September 30, 2023:

	Contingent Consideration Promissory Notes	Warrant Derivative Liabilities

Balance, December 31, 2022	$777,840	$—

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(120,789)	—

Change in fair value of contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(158,022)	—

Balance, March 31, 2023	$499,029	$—

Issuance of warrant derivative liabilities	—	3,216,380

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(96,265)	—

Change in fair value of warrant derivative liabilities	—	59,766

Balance, June 30, 2023	$402,764	$3,276,146

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(101,051)	—

Change in fair value of contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(19,888)	—

Change in fair value of warrant derivative liabilities	—	(1,863,326)

Balance, September 30, 2023	$281,825	$1,412,820

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued warranty expense	$16,543	$15,694
Accrued litigation costs	2,040,292	247,984
Accrued sales commissions	57,102	55,000
Accrued payroll and related fringes	340,373	504,020
Accrued sales returns and allowances	116,543	118,026
Accrued taxes	109,164	46,408
Other	128,051	103,835
	$2,808,068	$1,090,967

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2023:

Beginning balance	$15,694
Provision for warranty expense	48,311
Charges applied to warranty reserve	(47,462)

Ending balance	$16,543

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended September 30, 2023 and 2022 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2023, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $113.3 million (based on its December 31, 2022 tax return) in net operating loss carryforwards to offset future taxable income as of September 30, 2023.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepaid inventory	$5,660,619	$6,110,321
Prepaid advertising	955,089	1,931,628
Other	707,907	424,464
Total prepaid expenses	$7,323,615	$8,466,413

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	Estimated Useful Life	September 30, 2023	December 31, 2022
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	2,061,484	2,048,169
Warehouse and production equipment	3-7 years	40,128	51,302
Demonstration and tradeshow equipment	3-7 years	74,582	72,341
Building improvements	5-7 years	1,328,601	1,334,374
Total cost		8,781,566	8,782,957
Less: accumulated depreciation and amortization		(1,330,524)	(884,271)

Net property, plant and equipment		$7,451,042	$7,898,686

Depreciation expense for the three months ended September 30, 2023 and September 30, 2022 was $188,100 and $73,686, respectively, and is included in general and administrative expenses. Depreciation expense for the nine months ended September 30, 2023 and September 30, 2022 was $533,992 and $381,014, respectively, and is included in general and administrative expenses.

NOTE 9. OPERATING LEASE

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which the Company currently utilizes as one of its office, assembly and warehouse locations. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended, include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of September 30, 2023, was thirty-nine months. The Company’s previous office and warehouse space lease expired in April 2020 and the Company paid holdover rent for the time period until it moved to and commenced occupying the new space on June 15, 2020.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase the equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of September 30, 2023, was one month.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774, with a termination date of July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on June 30, 2021. The remaining lease term for the Company’s office operating lease as of September 30, 2023, was ten months.

On August 31, 2021, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $11,579 to $11,811, with a termination date of March 2023. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed an eighty-four-month extension for the lease, the extension terms include monthly payments ranging from $7,436 to $8,877, with a termination date of March 2030. The remaining lease term for the Company’s operating lease as of September 30, 2023 was seventy-eight months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company signed a month-to-month extension for the lease, extending the remaining lease term for the Company’s office until a new space is located. The Company plans to relocate the entertainment operating segment acquired operations to existing owned or leased facilities upon termination of this operating lease.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office operating lease as of September 30, 2023, was twenty-one months.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the six operating leases was approximately $105,439 and $402,556, during the three and nine months ended September 30, 2023, respectively.

The weighted-average remaining lease term related to the Company’s lease liabilities as of September 30, 2023 was 4.5 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2023:

Assets:
Operating lease right of use assets, net	$1,034,518

Liabilities:
Operating lease obligations-current portion	$264,958
Operating lease obligations-less current portion	837,755
Total operating lease obligations	$1,102,713

The components of lease expense were as follows for the nine months ended September 30, 2023:

Selling, general and administrative expenses	$402,556

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (October 1, to December 31, 2023)	$88,188
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,651
Total undiscounted minimum future lease payments	1,322,116
Imputed interest	(219,403)
Total operating lease liability	$1,102,713

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$215,071	$87,977	$127,094	$211,183	$80,378	$130,805
Patents and trademarks (video solutions segment)	439,212	229,198	210,014	472,077	305,021	167,056
Sponsorship agreement network (entertainment segment)	5,600,000	2,333,333	3,266,667	5,600,000	1,493,333	4,106,667
SEO content (entertainment segment)	600,000	312,500	287,500	600,000	200,000	400,000
Personal seat licenses (entertainment segment)	180,081	11,704	168,377	180,081	8,001	172,080
Client agreements (revenue cycle management segments)	999,034	201,792	797,242	999,034	126,864	872,170

	8,033,398	3,176,504	4,856,894	8,062,375	2,213,597	5,848,778

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,367,514	—	11,367,514	11,367,514	—	11,367,514
Trade name (entertainment segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	36,820	—	36,820	56,678	—	56,678

Total	$20,037,732	$3,176,504	$16,861,228	$20,086,567	$2,213,597	$17,872,970

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended September 30, 2023 and 2022 was $377,485 and $460,489, respectively, and $1,122,635 and $1,177,759, for the nine months ended September 30, 2023 and 2022, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2023 (October 1, to December 31, 2023)	$382,342
2024	1,479,252
2025	1,386,756
2026	882,967
2027 and thereafter	725,577
$4,856,894

NOTE 11. OTHER ASSETS

Other assets were the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Lease receivable	$5,600,722	$4,700,923
Sponsorship network	662,500	116,828
Other	369,850	337,930
Total other assets	$6,633,072	$5,155,681

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

As of September 30, 2023, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) was approximately $1.8 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $84,586 and $251,733 for the three months ended September 30, 2023 and 2022, and $378,917 and $1,028,084 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of Common Stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of September 30, 2023 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of September 30, 2023 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of September 30, 2023. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of September 30, 2023.

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of September 30, 2023.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the nine months ended September 30, 2023 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	53,950	$45.80
Granted	—	—
Exercised	—	—
Forfeited	(350)	(83.20)
Outstanding at September 30, 2023	53,600	$45.55
Exercisable at September 30, 2023	53,600	$45.55

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2023 and 2022.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at September 30, 2023 and December 31, 2022, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2023:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	6.9 years	37,000	6.9 years
$50.00 to $69.99	15,100	4.7 years	15,100	4.7 years
$70.00 to $89.99	1,500	2.6 years	1,500	2.6 years

	53,600	6.1 years	53,600	6.1 years

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

A summary of all restricted stock activity under the Plans for the nine months ended September 30, 2023 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2022	79,125	$21.73
Granted	35,000	5.00
Vested	(56,625)	(21.29)
Forfeited	(3,625)	(22.41)
Nonvested balance, September 30, 2023	53,875	$11.27

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2023, there were $213,727 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-nine months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2023 (October 1, 2023 through December 31, 2023)	—
2024	27,750
2025	19,000
2026	4,125
2027	2,000
2028	1,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

2021 Purchase Warrants

The Company has issued Common Stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than nine months from their respective issue date and allow the holders to purchase up to 1,148,286 shares of common stock at $5.50 to $52.00 per share as of September 30, 2023. The warrants expire from July 31, 2023 through April 5, 2028 and under certain circumstances allow for cashless exercise.

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

On August 23, 2022, the Company entered into Warrant Exchange Agreements (the “Warrant Exchange Agreements”) with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors an aggregate of 303,750 shares of Common Stock in exchange for the cancellation by the Investors of the January Warrants, the Exchange Warrants and the Replacement Originals Warrants. On the date of the exchange, the Company calculated the fair value of the issuance of shares of Common Stock pursuant to the Warrant Exchange Agreements, attributing that value to Common Stock and additional paid in capital. The remaining value of the warrant derivative liability was attributed to an income from change in fair market value of warrant derivative liabilities and gain on extinguishment of warrant derivative liabilities in the consolidated statement of operations. On the date of the Warrant Exchange Agreement, using the Black-Scholes method, the fair value of the warrant derivative liability was $8.1 million, compared to $9.3 million at September 30, 2022, resulting in income from change in fair market value of warrant derivative liabilities of $1.2 million during the year ended December 31, 2022. Further, the value of the issued shares of Common Stock was $4.5 million, applied to additional paid in capital, resulting in a gain on the extinguishment of warrant derivative liabilities of $3.6 million during the year ended December 31, 2022.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of September 30, 2023:

	Issuance date assumptions	September 30, 2023 assumptions
Volatility - range	106.0%	105.7%
Risk-free rate	3.36%	4.60%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.5 years
Exercise price	$5.50 - 7.50	$5.50 - 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2023:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2023	67,459	$60.26
Granted	1,125,000	6.50
Exercised	—	—
Forfeited/cancelled	(67,459)	(60.26)
Vested Balance, September 30, 2023	1,125,000	$6.50

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2023, and the weighted average remaining term is fifty-four months.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of September 30, 2023:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$5.50	375,000	4.5 years
$6.50	375,000	4.5 years
$7.50	375,000	4.5 years

	1,125,000	4.5 years

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $29,630 and $(16,596) for the three months ended September 30, 2023 and 2022, and $228,624 and $268,636 for the nine months ended September 30, 2023 and 2022, respectively.

Cancellation of Common Stock

During the nine months ended September 30, 2023, the Company cancelled 3,625 shares for various reasons.

Conversion of Convertible Note

During the nine months ended September 30, 2023, pursuant to the Convertible Note, the Purchasers elected to convert $125,000 principal, at the fixed price of $5.00 per share of common stock, 25,000 shares valued at $119,750.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted income per share – Net loss attributable to common stockholders	$(3,708,673)	$(1,902,475)	$(18,207,795)	$(9,568,134)

Denominator for basic loss per share – weighted average shares outstanding	2,800,752	2,518,261	2,779,530	2,498,681
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,800,752	2,518,261	2,779,530	2,498,681

Net loss per share:
Basic	$(1.32)	$(0.76)	$(6.55)	$(3.83)
Diluted	$(1.32)	$(0.76)	$(6.55)	$(3.83)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$102,843	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$43,116	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$55,833	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through September 30, 2023	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	2,333,333	5 years
Search engine optimization/content	600,000	312,500	4 years

	$6,800,000	$2,645,833

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the nine months ended September 30, 2022.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2023, and September 30, 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net Revenues:
Video Solutions	$1,797,348	$2,092,927	$5,596,300	$6,152,733
Revenue Cycle Management	1,636,543	2,015,112	5,142,904	6,039,807
Entertainment	2,903,808	4,376,114	11,575,315	15,937,852
Total Net Revenues	$6,337,699	$8,484,153	$22,314,519	$28,130,392

Gross Profit:
Video Solutions	$426,795	$515,615	$1,740,397	$1,543,057
Revenue Cycle Management	625,114	866,277	2,203,220	2,520,709
Entertainment	174,240	(786,392)	1,564,361	190,432
Total Gross Profit	$1,226,149	$595,500	$5,507,978	$4,254,198

Operating Income (loss):
Video Solutions	$(1,311,143)	$(1,481,048)	$(4,639,316)	$(4,327,049)
Revenue Cycle Management	43,202	117,844	299,010	236,628
Entertainment	(1,256,681)	(2,149,412)	(2,818,617)	(5,915,953)
Corporate	(2,623,421)	(3,054,407)	(9,102,631)	(10,025,236)
Total Operating Income (Loss)	$(5,148,043)	$(6,567,023)	$(16,261,554)	$(20,031,610)

Depreciation and Amortization:
Video Solutions	$219,955	$213,446	$629,677	$584,266
Revenue Cycle Management	26,328	102,211	69,066	102,575
Entertainment	319,302	320,004	957,884	959,366
Total Depreciation and Amortization	$565,585	$635,661	$1,656,627	$1,646,207

	September 30, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$28,387,191	$28,509,706
Revenue Cycle Management	2,286,733	2,201,570
Entertainment	7,106,806	11,190,491
Corporate	13,575,344	14,766,295
Total Identifiable Assets	$51,356,074	$56,668,062

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $4,466,748 and a reserve for the entertainment segment of $104,222.

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

NOTE 20. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

Nobility, LLC is currently the managing member of Nobility Healthcare, LLC. The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2021. The outstanding balance of the working capital loan was $-0- as of September 30, 2023 as the Company received full repayment of this advance.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, contributed cash in the amount of $2,325,000 to TicketSmarter to support the TicketSmarter’s operations. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of September 30, 2023 the current portion of the TicketSmarter Related Party note is $2,106,000, and the long-term portion is $219,000, with an accrued interest balance of $3,478. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

NOTE 21. SUBSEQUENT EVENTS

Business Combination

In October 2023, Kustom Entertainment and Clover Leaf announced the filing of a Registration Statement on Form S-4 by Clover Leaf with the SEC on October 4, 2023, relating to the previously announced proposed business combination between Kustom Entertainment and Clover Leaf.

Appointment of Director

On October 17, 2023, the Board of Directors appointed D. Duke Daughtery as a member of the Board, effective immediately, to hold office until the next meeting of shareholders of the Company at which directors are being elected or as set forth in the Company’s bylaws.

Loan Agreement and Mortgage

On October 26, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and between the Company, Digital Ally Healthcare (together with the Company, the “Borrower”), and Kompass Kapital Funding, LLC, a Kansas limited liability company (“Kompass”). In connection with the Loan Agreement, on October 26, 2023, the Company entered into a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Mortgage”) by and between the Company, as grantor, and Kompass, as grantee, and issued a Revolving Note (the “Revolving Note”) to Kompass. The gross proceeds to the Company are $4,880,000 before repaying those certain Senior Secured Convertible Notes issued on April 5, 2023 in the aggregate amount of $3,162,500 and paying customary fees and expenses.

Pursuant to the Loan Agreement, Kompass agreed to make revolving loans (the “Revolving Loans”) available to the Borrower as the Borrower may from time to time request until, but not including, October 26, 2025, and in such amounts as the Borrower may from time to time request, provided, however, that the aggregate principal balance of the Revolving Loans outstanding at any time shall not exceed the lesser of $4,880,000.00 or an amount equal to eighty percent of the value of the mortgaged property, which consists of the real property owned by the Company having an address of 14001 Marshall Drive, Lenexa, KS 66215 (the “Mortgaged Property”). Under the Loan Agreement, the Revolving Loans made by Kompass may be repaid and, subject to customary terms and conditions, borrowed again up to, but not including October 26, 2025, unless the Revolving Loans are otherwise accelerated, terminated or extended as provided in the Loan Agreement. The Revolving Loans shall be used by the Borrower for the purpose of working capital and to retire existing debt. Under the Loan Agreement, the Borrower is required to provide written notice to Kompass prior to creating, assuming or incurring any debt or becoming liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other party. While obligations remain outstanding under the Loan Agreement, the Borrower is required to maintain a minimum balance of $97,600 in a reserve account (the “Capital Reserve Account”). Under the Loan Agreement, the Borrower is prohibited from creating, assuming, incurring or suffering or permitting to exist any lien of any kind or character upon the collateral, which consists of the Mortgaged Property and the Company’s interest in the Capital Reserve Account. The Loan Agreement contains customary covenants, representations and warranties by the Borrower.

Pursuant to the Loan Agreement, the Company issued the Revolving Note to Kompass whereby the Company and Digital Ally Healthcare jointly and severally promise to pay to the order of Kompass the lesser of (i) $4,880,000.00, or (ii) the aggregate principal amount of all Revolving Loans outstanding under and pursuant to the Loan Agreement at the maturity or maturities and in the amount or amounts stated on the records of Kompass, together with interest (computed on the actual number of days elapsed on the basis of a 360 day year) at a floating per annum rate equal to the greater of (i) the Prime Rate plus four percent or (ii) eight percent, on the aggregate principal amount of all Revolving Loans outstanding from time to time as provided in the Loan Agreement.

The Company entered into the Mortgage to secure its obligations under the Loan Agreement. The property mortgaged under the Mortgage consists of the Mortgaged Property. The Mortgage contains customary covenants, representations and warranties by the Company.

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

Entertainment Operating Segment – We have also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

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

Business Combination

In June 2023, the Company, entered into the Merger Agreement with Clover Leaf, Merger Sub, Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom Entertainment. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. Upon the Closing which is subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock of the combined company is expected to be listed on the Nasdaq under a mutually agreed new ticker symbol that reflects the name “Kustom Entertainment”.

Loan Agreement and Mortgage

On October 26, 2023, the Company entered into the Loan Agreement by and between the Company, Digital Ally Healthcare, and Kompass. In connection with the Loan Agreement, on October 26, 2023, the Company entered into the Mortgage by and between the Company, as grantor, and Kompass, as grantee, and issued the Revolving Note to Kompass. The gross proceeds to the Company are $4,880,000 before repaying those certain Senior Secured Convertible Notes issued on April 5, 2023 in the aggregate amount of $3,162,500 and paying customary fees and expenses.

Pursuant to the Loan Agreement, Kompass agreed to make the Revolving Loans available to the Borrower as the Borrower may from time to time request until, but not including, October 26, 2025, and in such amounts as the Borrower may from time to time request, provided, however, that the aggregate principal balance of the Revolving Loans outstanding at any time shall not exceed the lesser of $4,880,000.00 or an amount equal to eighty percent of the value of the Mortgaged Property. Under the Loan Agreement, the Revolving Loans made by Kompass may be repaid and, subject to customary terms and conditions, borrowed again up to, but not including October 26, 2025, unless the Revolving Loans are otherwise accelerated, terminated or extended as provided in the Loan Agreement. The Revolving Loans shall be used by the Borrower for the purpose of working capital and to retire existing debt. Under the Loan Agreement, the borrower is required to provide written notice to Kompass prior to creating, assuming or incurring any debt or becoming liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other party. While obligations remain outstanding under the Loan Agreement, the Borrower is required to maintain a minimum balance of $97,600 in a reserve account. Under the Loan Agreement, the Borrower is prohibited from creating, assuming, incurring or suffering or permitting to exist any lien of any kind or character upon the collateral, which consists of the Mortgaged Property and the Company’s interest in the Capital Reserve Account. The Loan Agreement contains customary covenants, representations and warranties by the Borrower.

Pursuant to the Loan Agreement, the Company issued the Revolving Note to Kompass whereby the Company and Digital Ally Healthcare jointly and severally promise to pay to the order of Kompass the lesser of (i) $4,880,000.00, or (ii) the aggregate principal amount of all Revolving Loans outstanding under and pursuant to the Loan Agreement at the maturity or maturities and in the amount or amounts stated on the records of Kompass, together with interest (computed on the actual number of days elapsed on the basis of a 360 day year) at a floating per annum rate equal to the greater of (i) the Prime Rate plus four percent or (ii) eight percent, on the aggregate principal amount of all Revolving Loans outstanding from time to time as provided in the Loan Agreement.

The Company entered into the Mortgage to secure its obligations under the Loan Agreement. The property mortgaged under the Mortgage consists of the Mortgaged Property. The Mortgage contains customary covenants, representations and warranties by the Company.

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2023, and September 30, 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net Revenues:
Video Solutions	$1,797,348	$2,092,927	$5,596,300	$6,152,733
Revenue Cycle Management	1,636,543	2,015,112	5,142,904	6,039,807
Entertainment	2,903,808	4,376,114	11,575,315	15,937,852
Total Net Revenues	$6,337,699	$8,484,153	$22,314,519	$28,130,392

Gross Profit:
Video Solutions	$426,795	$515,615	$1,740,397	$1,543,057
Revenue Cycle Management	625,114	866,277	2,203,220	2,520,709
Entertainment	174,240	(786,392)	1,564,361	190,432
Total Gross Profit	$1,226,149	$595,500	$5,507,978	$4,254,198

Operating Income (loss):
Video Solutions	$(1,311,143)	$(1,481,048)	$(4,639,316)	$(4,327,049)
Revenue Cycle Management	43,202	117,844	299,010	236,628
Entertainment	(1,256,681)	(2,149,412)	(2,818,617)	(5,915,953)
Corporate	(2,623,421)	(3,054,407)	(9,102,631)	(10,025,236)
Total Operating Income (Loss)	$(5,148,043)	$(6,567,023)	$(16,261,554)	$(20,031,610)

Depreciation and Amortization:
Video Solutions	$219,955	$213,446	$629,677	$584,266
Revenue Cycle Management	26,328	102,211	69,066	102,575
Entertainment	319,302	320,004	957,884	959,366
Total Depreciation and Amortization	$565,585	$635,661	$1,656,627	$1,646,207

	September 30, 2023	December 31, 2022
Assets (net of eliminations):
Video Solutions	$28,387,191	$28,509,706
Revenue Cycle Management	2,286,733	2,201,570
Entertainment	7,106,806	11,190,491
Corporate	13,575,344	14,766,295
Total Identifiable Assets	$51,356,074	$56,668,062

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

Consolidated Results of Operations

We experienced operating losses for the first three quarters of 2023 and last half of 2022. The following is a summary of our recent operating results on a quarterly basis:

	For the three months ended:
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total revenue	$6,337,699	$8,279,632	$7,697,190	$8,879,504	$8,484,153
Gross profit	1,226,149	2,737,040	1,544,792	(1,932,256)	595,500
Gross profit margin %	19.3%	33.1%	20.1%	(21.8)%	7.0%
Total selling, general and administrative expenses	6,374,192	7,677,744	7,717,598	7,769,389	7,162,523
Operating loss	(5,148,043)	(4,940,704)	(6,172,806)	(9,701,645)	(6,567,023)
Operating loss %	(81.2)%	(59.7)%	(80.2)%	(109.3)%	(77.4)%
Net loss	$(3,679,043)	$(8,320,549)	$(5,979,579)	$(9,574,258)	$(1,919,071)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; (7) the impact of COVID-19 on the economy and our businesses; and (8) the completion of corporate acquisitions. We reported a net loss of $3,679,043 on revenues of $6,337,699 for third quarter of 2023.

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

For the Three Months Ended September 30, 2023 and 2022

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended September 30, 2023 and 2022, represented as a percentage of total revenues for each such quarter:

	For the three months ended September 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	81%	93%

Gross profit	19%	7%
Selling, general and administrative expenses:
Research and development expense	9%	7%
Selling, advertising and promotional expense	30%	22%
General and administrative expense	61%	56%

Total selling, general and administrative expenses	101%	84%

Operating loss	(81)%	(77)%

Interest expense	(15)%	—%
Change in fair value of contingent consideration promissory notes	—%	(2)%
Change in fair value of warrant derivative liabilities	29%	14%
Gain on extinguishment of liabilities	8%	43%

Income (loss) before income tax benefit	(58)%	(23)%
Income tax (provision)	—%	—%

Net income/(loss)	(58)%	(23)%

Net income (loss) attributable to noncontrolling interests of consolidated subsidiary	—%	—%

Net income (loss) attributable to common stockholders	(59)%	(22)%

Net income/(loss) per share information:
Basic	$(1.32)	$(0.76)
Diluted	$(1.32)	$(0.76)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	For the three months ended September 30,
	2023	2022
Product Revenues:
Video Solutions	$977,193	$1,348,565
Revenue Cycle Management	—	—
Entertainment	1,118,044	1,713,808
Total Product Revenues	$2,095,237	$3,062,373

Product revenues for the three months ended September 30, 2023 and 2022 were $2,095,237 and $3,062,373 respectively, a decrease of $967,136 (32%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $1,118,044 in product revenues for the three months ended September 30, 2023, compared to $1,713,808 for the three months ended September 30, 2022, a decrease of $595,764 (35%). This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $977,193 during the three months ended September 30, 2023 compared to $1,348,565 for the three months ended September 30, 2022, a decrease of $371,372 (28%). In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the three months ended September 30,
	2023	2022
Service and Other Revenues:
Video Solutions	$820,155	$744,362
Revenue Cycle Management	1,636,543	2,015,112
Entertainment	1,785,764	2,662,306
Total Service and Other Revenues	$4,242,462	$5,421,780

Service and other revenues for the three months ended September 30, 2023 and 2022 were $4,242,462 and $5,421,780, respectively, a decrease of $1,179,318 (22%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $526,401 and $412,819 for the three months ended September 30, 2023 and 2022, respectively, an increase of $113,582 (28%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended September 30, 2023. We expect this trend to continue throughout 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $226,056 and $201,118 for the three months ended September 30, 2023 and 2022, respectively, an increase of $24,938 (12%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our entertainment operating segment generated service revenues totaling $1,785,764 and $2,662,306 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $876,542 (33%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totaling $1,636,543 and $2,015,112 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $378,569 (19%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the three months ended September 30, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the three months ended September 30, 2023 and 2022 were $6,337,699 and $8,484,153, respectively, a decrease of $2,146,454 (25%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended September 30, 2023, and 2022 was $2,587,750 and $3,262,457, respectively, a decrease of $674,707 (21%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended September 30, 2023, and 2022 were 124% and 107%, respectively. Cost of products sold by operating segment is as follows:

	For the three months ended September 30,
	2023	2022
Cost of Product Revenues:
Video Solutions	$957,987	$1,261,295
Revenue Cycle Management	—	—
Entertainment	1,629,763	2,001,162
Total Cost of Product Revenues	$2,587,750	$3,262,457

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. In addition, the Video Solutions Segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first quarter of 2023. Cost of product sold as a percentage of product revenues for the video solutions segment worsened to 98% for the three months ended September 30, 2023 as compared to 94% for the three months ended September 30, 2022.

The decrease in entertainment operating segment cost of product sold directly correlates to the decrease in product revenues for the three months ended September 30, 2023 compared to September 30, 2022, resulting in cost of product revenue of $1,629,763 for the three months ended September 30, 2023, compared to $2,001,162 for the three months ended September 30, 2022. Cost of product sold as a percentage of product revenues for the entertainment segment was 146% for the three months ended September 30, 2023 as compared to 117% for the three months ended September 30, 2022.

We recorded $4,570,970 and $5,489,541 in reserves for obsolete and excess inventories at September 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-progress were $3,722,014 and $4,512,329 at September 30, 2023 and December 31, 2022, respectively, a decrease of $790,315 (18%). Finished goods balances were $6,043,735 and $7,816,618 at September 30, 2023 and December 31, 2022, respectively, a decrease of $1,772,883 (23%) which was attributable to a decrease in finished goods from our entertainment segment. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, as well as a decrease in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of September 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended September 30, 2023, and 2022 was $2,523,800 and $4,626,196, respectively, a decrease of $2,102,396 (45%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended September 30, 2023, and 2022 were 59% and 85%, respectively. Cost of service revenues by operating shipment is as follows:

	For the three months ended September 30,
	2023	2022
Cost of Service Revenues:
Video Solutions	$382,430	$316,017
Revenue Cycle Management	1,011,429	1,148,835
Entertainment	1,129,941	3,161,344
Total Cost of Service Revenues	$2,523,800	$4,626,196

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 47% for the three months ended September 30, 2023 as compared to 42% for the three months ended September 30, 2022.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 62% for the three months ended September 30, 2023 as compared to 57% for the three months ended September 30, 2022.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Cost of service revenues as a percentage of service revenues for the entertainment segment was 63% for the three months ended September 30, 2023 as compared to 119% for the three months ended September 30, 2022.

Gross Profit

Overall gross profit for the three months ended September 30, 2023 and 2022 was $1,226,149 and $595,500, respectively, an increase of $630,649 (106%). Gross profit by operating segment was as follows:

	For the three months ended September 30,
	2023	2022

Gross Profit:
Video Solutions	$426,795	$515,615
Revenue Cycle Management	174,240	866,277
Entertainment	625,114	(786,392)
Total Gross Profit	$1,226,149	$595,500

The overall increase is attributable to the large increase in gross profit for the entertainment segment for the three months ended September 30, 2023 along with a decrease in the overall cost of sales as a percentage of overall revenues to 81% for the three months ended September 30, 2023 from 93% for the three months ended September 30, 2022. Our goal is to continue to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,374,192 and $7,162,523 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $788,331 (11%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 101% for the three months ended September 30, 2023 compared to 84% in the same period in 2022. The significant components of selling, general and administrative expenses are as follows:

	For the three months ended September 30,
	2023	2022
Research and development expense	$564,146	$616,174
Selling, advertising and promotional expense	1,932,982	1,832,916
General and administrative expense	3,877,064	4,713,433

Total	$6,374,192	$7,162,523

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $564,146 and $616,174 for the three months ended September 30, 2023 and 2022, respectively. Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,932,982 and $1,832,916 for the three months ended September 30, 2023 and 2022, respectively, an increase of $100,066 (6%). The increase is primarily attributable to TicketSmarter remaining active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $3,877,064 and $4,713,433 for the three months ended September 30, 2023 and 2022, respectively. The decrease in general and administrative expenses in the three months ended September 30, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the three months ended September 30, 2023 compared to the same period in 2022.

Operating Loss

For the reasons stated above, our operating loss was $5,148,043 and $6,567,023 for the three months ended September 30, 2023 and 2022, respectively, an improvement of $1,418,980 (22%). Operating loss as a percentage of revenues increased to 81% in the three months ended September 30, 2023 from 77% in the same period in 2022.

Interest Income

Interest income decreased to $12,986 for the three months ended September 30, 2023, from $13,333 in the same period of 2022, which reflects our change in cash and cash equivalent levels in the third quarter of 2023 compared to the third quarter of 2022.

Interest Expense

We incurred interest expenses of $959,898 and $14,255 during the three months ended September 30, 2023 and 2022, respectively. The increase is attributable to the convertible note issued in the second quarter, along with interest incurred on the contingent earn-out notes associated with the four Nobility Healthcare acquisitions.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $19,888 and ($138,877) during the three months ended September 30, 2023 and 2022, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from June 30, 2023, to September 30, 2023, totaled $1,863,326 which was recognized as a gain in the third quarter of 2023.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities increased to $507,304 for the three months ended September 30, 2023, from $-0- during the three months ended September 30, 2022, which reflects income related to the entertainment segment’s ability to negotiate down payables and contract liabilities during the third quarter of 2023. This gain relates to the TicketSmarter Related Party Note payable for the entertainment segment, as a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, contributed cash in the amount of $2,325,000 to TicketSmarter. Those funds were then utilized to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023, which will result in much more significant saving over the next several years.

Other income (loss)

Other income (loss) increased to $25,394 for the three months ended September 30, 2023, from ($1,892) during the three months ended September 30, 2022, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $3,679,043, and $1,919,071 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1,759,972 (92%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended September 30, 2023 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2023 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $3,679,043 and $1,919,071 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $1,759,792 (92%).

Net Income (Loss) Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $29,630 and ($16,596) for the three months ended September 30, 2023 and 2022, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $3,708,673 and $1,902,475 for the years three months September 30, 2023 and 2022, respectively, a decrease of $1,806,198 (95%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.32 and $0.76 for the three months ended September 30, 2023 and 2022, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Nine months Ended September 30, 2023 and 2022

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2023 and 2022, represented as a percentage of total revenues for each such quarter:

	For the nine months ended September 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	75%	85%

Gross profit	25%	15%
Selling, general and administrative expenses:
Research and development expense	9%	6%
Selling, advertising and promotional expense	26%	26%
General and administrative expense	62%	54%

Total selling, general and administrative expenses	97%	86%

Operating loss	(73)%	(71)%

Interest income	—%	—%
Interest expense	(11)%	—%
Loss on accrual for legal settlement	(8)%	—%
Change in fair value of contingent consideration promissory notes	1%	1%
Change in fair value of derivative liabilities	8%	24%
Gain on extinguishment of liabilities	2%	13%
Income (loss) before income tax benefit	(81)%	(33)%
Income tax (provision)	—%	—%

Net income/(loss)	(81)%	(33)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	(1)%

Net income (loss) attributable to common stockholders	(82)%	(34)%

Net income/(loss) per share information:
Basic	$(6.55)	$(3.83)
Diluted	$(6.55)	$(3.83)

Product revenues by operating segment is as follows:

	For the nine months ended September 30,
	2023	2022
Product Revenues:
Video Solutions	$3,318,815	$4,089,037
Revenue Cycle Management	—	—
Entertainment	4,307,891	3,593,577
Total Product Revenues	$7,626,706	$7,682,614

Product revenues for the nine months ended September 30, 2023 and 2022 were $7,626,706 and $7,682,614 respectively, a decrease of $55,908 (1%), due to the following factors:

●	Revenues generated by the new entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $4,307,891 in product revenues for the nine months ended September 30, 2023, compared to $3,593,577 for the nine months ended September 30, 2022. This product revenue relates to the first Kustom 440 music festival, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $3,318,815 during the nine months ended September 30, 2023 compared to $4,089,037 for the nine months ended September 30, 2022. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has been focusing on migrating customers, and in particular commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has continued to gain traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to gain momentum, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the nine months ended September 30,
	2023	2022
Service and Other Revenues:
Video Solutions	$2,277,485	$2,063,696
Revenue Cycle Management	5,142,904	6,039,807
Entertainment	7,267,424	12,344,275
Total Service and Other Revenues	$14,687,813	$20,447,778

Service and other revenues for the nine months ended September 30, 2023 and 2022 were $14,687,813 and $20,447,778, respectively, a decrease of $5,759,965 (28%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,421,174 and $1,012,129 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $409,045 (40%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the nine months ended September 30, 2023. We expect this trend to continue throughout 2023 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $659,130 and $601,460 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $57,670 (10%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our new entertainment operating segment generated service revenues totaling $7,267,424 and $12,344,275 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $5,076,851 (41%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in a new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look right-size this segment and work towards profitability.

●	Our new revenue cycle management operating segment generated service revenues totaling $5,142,904 and $6,039,807 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $896,903 (15%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the nine months ended September 30, 2023. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the nine months ended September 30, 2023 and 2022 were $22,314,519 and $28,130,392, respectively, a decrease of $5,815,873 (21%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the nine months ended September 30, 2023, and 2022 was $7,108,366 and $8,154,984, respectively, a decrease of $1,046,618 (13%). Overall cost of goods sold for products as a percentage of product revenues for the nine months ended September 30, 2023, and 2022 were 93% and 106%, respectively. Cost of products sold by operating segment is as follows:

	For the nine months ended September 30,
	2023	2022
Cost of Product Revenues:
Video Solutions	$3,658,490	$3,768,413
Revenue Cycle Management	—	—
Entertainment	3,449,876	4,386,571
Total Cost of Product Revenues	$7,108,366	$8,154,984

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first nine months of 2023, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment improved to 103% for the nine months ended September 30, 2023 as compared to 105% for the nine months ended September 30, 2022.

The increase in entertainment operating segment cost of product sold directly correlates to the increase in product revenues for the nine months ended September 30, 2023 compared to September 30, 2022, resulting in cost of product revenue of $3,449,876 for the nine months ended September 30, 2023, compared to $4,386,571 for the nine months ended September 30, 2022. Cost of product sold as a percentage of product revenues for the entertainment segment was 85% for the three months ended September 30, 2023 as compared to 107% for the nine months ended September 30, 2022.

We recorded $4,570,970 and $5,489,541 in reserves for obsolete and excess inventories at September 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-progress were $3,722,014 and $4,512,329 at September 30, 2023 and December 31, 2022, respectively, a decrease of $790,315 (18%). Finished goods balances were $6,043,735 and $7,816,618 at September 30, 2023 and December 31, 2022, respectively, a decrease of $1,772,883 (23%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the increase in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of September 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the nine months ended September 30, 2023, and 2022 was $7,174,375 and $11,095,015, respectively, a decrease of $3,920,640 (35%). Overall cost of goods sold for services as a percentage of service revenues for the nine months ended September 30, 2023, and 2022 were 69% and 74%, respectively. Cost of service revenues by operating segment is as follows:

	For the nine months ended September 30,
	2023	2022
Cost of Service Revenues:
Video Solutions	$1,024,798	$841,263
Revenue Cycle Management	2,939,682	3,519,098
Entertainment	5,733,695	11,360,849
Total Cost of Service Revenues	$9,698,175	$15,721,210

The decrease in cost of service revenues for our video solutions segment is commensurate with the decrease in service revenues in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 45% for the nine months ended September 30, 2023 as compared to 41% for the nine months ended September 30, 2022.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decrease in service revenues in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 57% for the nine months ended September 30, 2023 as compared to 58% for the nine months ended September 30, 2022.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Cost of service revenues as a percentage of service revenues for the entertainment operating segment was 79% for the nine months ended September 30, 2023 as compared to 92% for the nine months ended September 30, 2022.

Gross Profit

Overall gross profit for the nine months ended September 30, 2023 and 2022 was $5,507,978 and $4,254,198, respectively, an increase of $1,253,780 (29%). Gross profit by operating segment was as follows:

	For the nine months ended September 30,
	2023	2022
Gross Profit:
Video Solutions	$1,658,584	$1,543,057
Revenue Cycle Management	2,203,222	2,520,709
Entertainment	1,646,172	190,432
Total Gross Profit	$5,507,978	$4,254,198

The overall increase is attributable to the large overall increase in revenues for the nine months ended September 30, 2023 and an increase in the overall cost of sales as a percentage of overall revenues to 75% for the nine months ended September 30, 2023 from 85% for the nine months ended September 30, 2022. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21,769,532 and $24,285,808 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2,516,276 (10%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 97% for the nine months ended September 30, 2023 compared to 86% in the same period in 2022. The significant components of selling, general and administrative expenses are as follows:

	For the nine months ended September 30,
	2023	2022
Research and development expense	$2,039,361	$1,654,395
Selling, advertising and promotional expense	5,885,097	7,375,364
General and administrative expense	13,845,074	15,256,049

Total	$21,769,532	$24,285,808

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,039,361 and $1,654,395 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $384,966 (23%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $5,885,097 and $7,375,364 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1,490,267 (20%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $13,845,074 and $15,256,049 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $1,410,975 (9%). The decrease in general and administrative expenses in the nine months ended September 30, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the three months ended September 30, 2023 compared to the same period in 2022.

Operating Loss

For the reasons stated above, our operating loss was $16,261,554 and $20,031,610 for the nine months ended September 30, 2023 and 2022, respectively, an improvement of $3,770,056 (19%). Operating loss as a percentage of revenues changed to 73% in the nine months ended September 30, 2023 from 71% in the same period in 2022.

Interest Income

Interest income decreased to $84,071 for the nine months ended September 30, 2023, from $116,928 in the same period of 2022, which reflects our change in cash and cash equivalent levels throughout 2023 compared to 2022.

Interest Expense

We incurred interest expenses of $2,480,947 and $39,766 during the nine months ended September 30, 2023 and 2022, respectively. The increase is attributable to the convertible note entered into in the second quarter of 2023, and the contingent earn-out notes associated with the four Nobility Healthcare acquisitions, with interest rates of 3.00% per annum.

Loss on Accrual for Legal Settlement

The Company recognized a loss on accrual for legal settlement of $1,792,308 and $-0- during the nine months ended September 30, 2023 and 2022, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $93,386 and $-0- during the nine months ended September 30, 2023 and 2022, respectively. This is in connection with the convertible note issued during the nine months ended September 30, 2023 and the conversion from debt to equity during the period.

Change in Fair Value of Contingent Consideration Promissory Notes

During the nine months ended September 30, 2023, The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $177,909 and $347,169 during the nine months ended September 30, 2023 and 2022, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $84,818 during the nine months ended September 30, 2023 and 2022, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2022, to September 30, 2023, totaled $1,803,560 which was recognized as a gain in the nine months ended September 30, 2023.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities increased to $507,304 for the nine months ended September 30, 2023, from $-0- during the nine months ended September 30, 2022, which reflects income related to the entertainment segment’s ability to negotiate down payables and contract liabilities during the period. This gain relates to the TicketSmarter Related Party Note payable for the entertainment segment, as a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, contributed cash in the amount of $2,325,000 to TicketSmarter. Those funds were then utilized to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023, which will result in much more significant saving over the next several years.

Gain on Extinguishment of Warrant Derivative Liabilities

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $-0- and $3,624,794 during the nine months ended September 30, 2023 and 2022, respectively. This is in connection with the Warrant Exchange Agreement executed by the Company on August 23, 2022.

Other income

Other income increased to $76,180 for the nine months ended September 30, 2023, from $41,167 during the nine months ended September 30, 2022, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $17,979,171 and $9,299,498 for the nine months ended September 30, 2023 and 2022, respectively, a decline of $8,679,673 (93%).

Income Tax Benefit

We did not record an income tax expense related to our income for the nine months ended September 30, 2023 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2023 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $17,979,171 and $9,299,498 for the nine months ended September 30, 2023 and 2022, respectively, a decline of $8,679,673 (93%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $228,624 and $268,636 for the nine months ended September 30, 2023 and 2022, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $18,207,795 and $9,568,134 for the nine months September 30, 2023 and 2022, respectively, a deterioration of $8,639,661 (90%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $6.55 and $3.83 for the nine months ended September 30, 2023 and 2022, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents: As of September 30, 2023, we had cash and cash equivalents with an aggregate balance of $2,207,831, a decrease from a balance of $3,532,199 at December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $1,324,368 net decrease in cash during the nine months ended September 30, 2023:

●	Operating activities:	$5,842,158 of net cash used in operating activities. Net cash used in operating activities was $5,842,158 and $17,797,992 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $11,955,834. The improvement is attributable a significant decrease in the non-cash gain attributable to the change in value of the warrant derivative liability in 2023 compared to 2022, as well as the decline in the usage of cash to increase inventories, prepaid expenses, and other operating assets during the nine months ended September 30, 2023 compared to the same period in 2022.

●	Investing activities:	$197,241 of net cash used in investing activities. Cash used in investing activities was $197,241 and $3,488,972 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building; and (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets.

●	Financing activities:	$4,715,031 of net cash provided by financing activities. Cash provided by (used in) financing activities was $4,715,031 and ($4,425,437) for the nine months ended September 30, 2023 and 2022, respectively. During the first nine months of 2023, we completed a convertible note agreement, a related party note payable, made principal payments on contingent consideration promissory notes, received a Commercial Extension of Credit for our Entertainment Segment, and made principal payments on that extension of credit. During the first nine months of 2022 the Company repurchased its common stock on the open market pursuant to the stock repurchase plan, as well as principal payments on contingent consideration promissory notes.

Commitments:

We had $2,207,831 of cash and cash equivalents and net negative working capital of ($4,779,820) as of September 30, 2023. Accounts receivable and other receivables balances represented $4,640,542 of our net working capital at September 30, 2023. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2023, which would help to provide positive cash flow to support our operations during 2023. Inventory represents $5,194,779 of our net working capital at September 30, 2023. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2023 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2023.

Capital Expenditures:

We had the following material commitments for capital expenditures at September 30, 2023:

Lease commitments. Total lease expense under the six operating leases was approximately $105,439 and $402,556, during the three and nine months ended September 30, 2023, respectively.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2023:

Assets:
Operating lease right of use assets, net	$1,034,518

Liabilities:
Operating lease obligations-current portion	$264,958
Operating lease obligations-less current portion	837,755
Total operating lease obligations	$1,102,713

The components of lease expense were as follows for the nine months ended September 30, 2023:

Selling, general and administrative expenses	$402,556

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (October 1, to December 31, 2023)	$88,188
2024	336,992
2025	290,417
2026	271,868
Thereafter	334,651
Total undiscounted minimum future lease payments	1,322,116
Imputed interest	(219,403)
Total operating lease liability	$1,102,713

Debt obligations – Outstanding debt obligations comprises the following:

	September 30, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$150,000	$150,000
Convertible note payable, net of unamortized debt discount of $1,014,091	1,860,909	—
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	194,477	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	87,348	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	4,346
Commercial Extension of Credit – Entertainment Segment	68,135	—
Debt obligations	2,360,869	927,840
Less: current maturities of debt obligations	2,213,148	485,373
Debt obligations, long-term	$147,721	$442,467

Debt obligations mature as follows as of September 30, 2023:

September 30, 2023
2023 (October 1, 2023 to December 31, 2023)	$164,295
2024	3,066,170
2025	3,412
2026	3,542
2027 and thereafter	137,541

Total	$3,374,960

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

Inventories consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,680,820	$4,509,165
Work-in-process– video solutions segment	41,194	3,164
Finished goods – video solutions segment	5,676,031	6,846,091
Finished goods – entertainment segment	367,704	970,527
Subtotal	9,765,749	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(4,466,748)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(104,222)	(259,280)
Total inventories	$5,194,779	$6,839,406

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 47% of the gross inventory balance at September 30, 2023, compared to 45% of the gross inventory balance at December 31, 2022. We had $4,570,970 and $5,489,541 in reserves for obsolete and excess inventories at September 30, 2023 and December 31, 2022, respectively. Total raw materials, component parts, and work-in-process were $3,722,014 and $4,512,329 at September 30, 2023 and December 31, 2022, respectively, a decrease of $790,315 (18%). Finished goods balances were $6,043,735 and $7,816,618 at September 30, 2023 and December 31, 2022, respectively, a decrease of $1,772,883 (23%). The decrease in the inventory reserve is primarily due to the reduction in finished goods within the entertainment segment and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of September 30, 2023.

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

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $16,543 as of September 30, 2023 compared to $15,694 as of December 31, 2022 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of September 30, 2023:

	Issuance date assumptions	September 30, 2023 assumptions
Volatility - range	106.0%	105.7%
Risk-free rate	3.36%	4.60%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.5 years
Exercise price	$5.50 - 7.50	$5.50 - 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three or nine months ended September 30, 2023.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of September 30, 2023, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2022. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2023, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2023 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 22, 2023, a trust, the beneficiaries of which are the Chief Executive Officer of TicketSmarter, and his spouse, contributed cash in the amount of $2,325,000 to support TicketSmarter’s operations and to repay approved debts and obligations of TicketSmarter in exchange for the TicketSmarter Related Party Note. The TicketSmarter Related Party Note bears interest of 13.25% per annum with weekly repayments of the principal amount of $54,000.00 each, together with accrued interest, for fifty weeks, or until the principal is paid in full, commencing on January 2, 2024. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

Item 6. Exhibits.

(a) Exhibits.

10.1	Loan and Security Agreement between Digital Ally, Inc., Digital Ally Healthcare, LLC and Kompass Kapital Funding, LLC (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on October 27, 2023).

10.2	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between Digital Ally, Inc. and Kompass Kapital Funding, LLC (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K with the SEC on October 27, 2023).

10.3	Revolving Note between Digital Ally, Inc., Digital Ally Healthcare, LLC and Kompass Kapital Funding, LLC (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K with the SEC on October 27, 2023).

10.4	Promissory Note between TicketSmarter, Inc. and Jeff Goodman and Heather Goodman Joint Revocable Trust, dated September 22, 2023.

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

(*) Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

