Form 10-K
period 2023-12-31
DIGITAL ALLY, INC.
filed 2024-04-01
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14001 Marshall Drive, Lenexa, KS	66215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	DGLY	Nasdaq Capital Market
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of June 30, 2023, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price ($4.05), was: $10,255,337, which have been adjusted for the Reverse Split (as defined below).

The number of shares of our common stock outstanding as of April 1, 2024 was: 2,800,752 as adjusted for the Company’s 1-for-20 reverse stock split, which was effective on February 6, 2023 (the “Reverse Split”). All share and price per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Split.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2023

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440 (“Kustom 440”), Inc., Kustom Entertainment, Inc. (“Kustom”), and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. The following table sets forth the Company’s total revenue and the revenue derived from each reportable operating segment:

	Years Ended December 31,
	2023	2022
Net Revenues:
Video Solutions	$7,471,285	$8,252,288
Revenue Cycle Management	6,713,678	7,886,107
Entertainment	14,063,381	20,871,500
Total Net Revenues	$28,248,344	$37,009,895

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

Entertainment Operating Segment

We also provide live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter, Inc. (“TicketSmarter”) and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country.

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

Business Combination

On June 1, 2023, the Company, entered into an Agreement and Plan of Merger (the “CLOE Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company (“Yntegra”), in the capacity as the representative from and after the effective time for the stockholders of Clover Leaf in accordance with the terms and conditions of the CLOE Merger Agreement (the “Sponsor” or the “Purchaser Representative”), and Kustom, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies.

Pursuant to the CLOE Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the CLOE Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of Kustom immediately prior to the effective time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist in exchange for the right for the Company to receive the Merger Consideration (as defined below). Upon consummation of the Business Combination, Clover Leaf will change its name to “Kustom Entertainment, Inc.”

The aggregate merger consideration to be paid pursuant to the CLOE Merger Agreement to the Company as of immediately prior to the effective time will be an amount equal to (the “Merger Consideration”) (i) $125 million, minus (ii) the estimated consolidated indebtedness of Kustom as of the Closing (“Closing Indebtedness”). The Merger Consideration to be paid to the Company will be paid solely by the delivery of new shares of Clover Leaf Class A Common Stock, each valued at $11.14 per share (the “Merger Consideration Shares”). The Closing Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.

Kustom is comprised of TicketSmarter and Kustom 440, both currently wholly owned subsidiaries. Both TicketSmarter and Kustom 440 will combine their management teams and focus on concerts, entertainment and garnering additional ticketing partnerships in 2024 and beyond. Kustom 440 and TicketSmarter will use their existing sponsorships and sports property partnerships to develop alternative entertainment options for consumers.

The combined company will be known as Kustom Entertainment and will operate under the same management team as Kustom which is currently led by Stanton E. Ross, the current CEO of the Company. The transaction contemplates an equity value of $125 million for Kustom. The combined company is expected to have an implied initial pro forma equity value of approximately $222.2 million, with the proposed Business Combination expected to provide approximately $18.1 million in gross proceeds from the cash held in trust by Clover Leaf, assuming no redemptions. Additionally, the Company will distribute to its shareholders 20% of the Merger Consideration Shares obtained in Kustom immediately following the closing of the Merger and intends to distribute the balance of such Merger Consideration Shares following a six-month lock-up period.

The transaction has been approved by the board of directors of the Company (the “Board” or “Board of Directors”) and the board of directors of Clover Leaf and is subject to approval by the stockholders of Clover Leaf and other customary closing conditions. The Company, as the sole holder of Kustom common stock, has approved the transaction.

Due to the plan to consummate the Business Combination, the Company no longer expects to pursue a separation of Kustom into its own independent publicly traded company via spin-off, as announced on December 8, 2022.

In October 2023, Kustom Entertainment and Clover Leaf announced the filing of a Registration Statement on Form S-4 by Clover Leaf with the Securities and Exchange Commission (the “SEC”) on October 4, 2023, relating to the previously announced proposed Business Combination.

In December 2023, Kustom Entertainment and Clover Leaf announced the filing of the Amendment No. 1 to the Registration Statement on Form S-4 by Clover Leaf with the SEC on December 8, 2023, relating to the previously announced proposed Business Combination.

In February 2024, Kustom Entertainment and Clover Leaf announced the filing of the Amendment No. 2 to the Registration Statement on Form S-4 by Clover Leaf with the SEC on February 5, 2024, relating to the previously announced proposed Business Combination.

Our Video Solutions Operating Segment Products and Services

Through our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu, and the FirstVu HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria.

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

In-Car Digital Video “Event Recorder” System – EVO Fleet, DVM-250 Plus and FLT-250 for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools that they need to increase driver safety, track assets in real-time and minimize the company’s liability risk while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our EVO Fleet, DVM-250 Plus and FLT-250 event recorders that provide various types of commercial fleets with features and capabilities that are fully-customizable and consistent with their specific application and inherent risks.

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

The FLT-250 offers the same great features of the DVM-250 Plus in a new compact, non-mirrored form factor that allows for multiple mounting options in any vehicle type for commercial fleets. The non-mirror-based aspect of this product, allowed the FLT-250 to become more attractive for our potential customers, as it is a much simpler plug and play option compared to mirror-based products.

In the fourth quarter of 2022, Digital Ally released the EVO Fleet, offering a full-featured solution utilizing the latest in telematics technology, including immediate driver-assist feedback by recognizing pedestrians, distracted or drowsy driving, and lane shifting. We believe that, due to the new technology, including the A.I. interface, live tracking capabilities, up to four streams of video, and video on command, this product will become a very prominent product in the market and for our current and potential customers.

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

The EVO-HD has become the platform for a new family of in-car video solution products for the commercial markets. The innovative EVO-HD technology replaces the current in-car mirror-based systems with a miniaturized system that can be custom-mounted in the vehicle, while offering numerous hardware configurations to meet the varied needs and requirements of our commercial customers. In its commercial market application, the EVO-HD can support up to four HD cameras, with two cameras having pre-event and ECA capabilities to allow customers to review entire shifts. An internal cell modem will allow for connectivity to the FleetVu Manager cloud-based system for commercial fleet tracking and monitoring, which is powered by AWS and real time metadata when in the field.

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

FleetVu Manager is a web-based software that provides commercial fleet managers with the tools to increase driver safety, track assets in real-time and minimize their companies’ liability risks. FleetVu Manager is able to generate driver reports, identify at risk behaviors before an incident takes place, and enable commercial fleet managers to manage the entire fleet through a single, easy to use platform. Our products compatible with FleetVu Manager include: EVO Fleet, DVM-250 Plus and FLT-250.

ShieldTM Heath Protection Products

The Company’s ShieldTM brand offers a variety of products to help keep you safe, including; Shield Cleansers, ThermoVu, Shied Disinfectant, and a variety of personal protection equipment including masks, gloves and sanitizer wipes.

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

Our Revenue Cycle Management Operating Segment Products and Services

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

Established in late 2022, Kustom 440 is another piece of the entertainment segment of the Company, whose mission it is to attract, manage and promote concerts, sports and private events. Kustom 440 offers the production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production. These events range in size from small corporate events to full stadium multi-day events.

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

Market and Industry Overview – Video Solutions Operating Segment

Our video solutions segment has historically had a primary market of domestic and international law enforcement agencies. We have since expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. Additionally, we have expanded into event security services where we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and other events where people gather. We continue to further expand our focus on private security, homeland security, mass transit, healthcare, general retail, educational, general consumer and other commercial markets. In that regard, we have several installations involving private security on cruise ships and similar markets. We believe there are many potential private uses of our product offerings. We continue to have sales in the commercial fleet and ambulance service provider market, confirming that our EVO Fleet, DVM-250 Plus and FLT-250 products and FleetVu Manager can become a significant revenue producer for us. Additionally, our body-worn cameras have applications in law enforcement, along with private and event security, as well as commercial segments. With the recent acquisitions we completed in 2021 and 2022, we hope to utilize the connections we now have to live events, stadiums, and arenas, as well as new medical connections.

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

Market and Industry Overview – Entertainment Operating Segment

Our entertainment segment refers to the sale of event tickets primarily through our online and mobile platforms. We will buy inventory of event tickets to then sell tickets through various platforms, including our own. Our resale services refer to the sale of tickets by a holder, who originally obtained the tickets directly from a venue or entity, through our platform in which we then collect services fees on the transaction. This is commonly referred to as secondary ticketing. We work directly with consumers looking to buy or sell event tickets for particular shows, concerts, games, and other events, allowing a simple and effective platform to move tickets. We also offer production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production.

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

Competition – Revenue Cycle Management Operating Segment

Our revenue cycle management segment is a highly competitive market that is only intensifying as the market continues to grow. We face competition from a variety of sources, including internal revenue cycle management departments within healthcare organizations, as these organizations are beginning to make internal investments in these departments to keep these services in-house. Additionally, other revenue cycle management providers exist and offer similar services through software vendors, traditional consultants, and information technology sources.

Competition – Entertainment Operating Segment

Our entertainment segment faces robust competition from several sources throughout the industry. As the online and mobile ticketing market continues to increase, it has allowed for more technology-based companies to offer ticketing services and systems. The online environment consists of numerous other websites and platforms for all markets. With the market continuing to grow, resale marketplaces and websites can reach a vastly larger audience with more convenient access to tickets for a wide variety of events. We continue to build our brand and recognition, through numerous partnerships and sponsorships throughout the country, in attempt to become a preferred platform for consumers. The event production portion of this segment faces strong competition ranging from small festival production companies to large concert production companies and venues.

Worldwide Reinsurance Ltd.

In December 2021, the Company formed a wholly-owned subsidiary, Worldwide Reinsurance Ltd. (“Worldwide Re”), a Bermuda incorporated captive insurance company that provided primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our FirstVu Pro & FirstVu II body cameras, QuickVu docking stations, EVO Fleet, DVM-250 and DVM-800 products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as that of the third-party manufacturers.

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

Human Capital

As of December 31, 2023, Digital Ally, and its subsidiaries, had approximately 170 full-time employees spread throughout the country, representing the core values and objectives of the Company. These employees are spread amongst our operating segments as follows:

As of December 31,
2023
Employee headcount:
Video Solutions	98
Revenue Cycle Management [1]	60
Entertainment	12
Total Employee Headcount	170

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

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage. Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

●	Compensation Programs and Employee Benefits: the main objective of Digital Ally’s compensation program is to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. Digital Ally also seeks fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management remuneration. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
●	All employees are eligible for health insurance, paid and unpaid leaves, short-term disability, worker’s compensation, long-term disability, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk management and strategy

We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our Company grows, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our management and the Board recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

On October 26, 2023, the Company entered into a Loan and Security Agreement (the “Kompass Loan Agreement”) by and between the Company, Digital Ally Healthcare, and Kompass Kapital Funding, LLC, a Kansas limited liability company (“Kompass”). In connection with the Kompass Loan Agreement, on October 26, 2023, the Company entered into a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between the Company, as grantor, and Kompass, as grantee, and mortgaged its real property having an address of 14001 Marshall Drive, Lenexa, KS 66215.

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

On August 31, 2021, the Company completed the acquisition of another private medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from 7,436 to 8,877 thereafter, and with a termination date in March 2030.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC, through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for the TicketSmarter office space. The lease terms included monthly payments ranging from $7,211 to $7,364 and the lease was originally going to expire in December 2022. The Company signed a six-month extension through June 2023 and is currently on a month-to-month lease with plans to relocate the entertainment operating segment.

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

Culp McCauley

On May 31, 2022, the Company filed a lawsuit against Culp McAuley, Inc. (“defendant”) in the United States District Court for the District of Kansas. The lawsuit arises from the defendant’s multiple breaches of its obligations to the Company. The Company seeks monetary damages and injunctive relief based on certain conduct by the defendant. On July 18, 2022, the defendant filed its Answer to the Company’s Verified Complaint and included Counterclaims alleging breach of contract and seeking monetary damages. On August 8, 2022, the Company filed its Reply and Affirmative Defenses to the Counterclaims by, among other things, denying the allegations and any and all liability. During the second quarter of 2023, we concluded that a $1.8 million loss related to the allegations is probable, with no conclusion on the remaining $2.2 million being a probable loss related to these claims. Although we believe a further loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that the dispute is yet to enter the discovery process. We will continue to vigorously pursue these claims, and we continue to believe that we have valid grounds for recovery of the disputed deliverables. However, there can be no assurances as to the outcome of the dispute.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “DGLY”.

Holders of Common Stock

As of April 1, 2024, we had approximately 164 shareholders of record for our Common Stock.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of Common Stock. The holders of our Common Stock will be entitled to non-cumulative dividends on the shares of Common Stock, when and as declared by the Board in its discretion. We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal years 2023 and 2022; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (7) our ability to produce our products in a cost-effective manner; (8) competition from larger, more established companies with far greater economic and human resources; (9) our ability to attract and retain quality employees; (10) risks related to dealing with governmental entities as customers; (11) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (12) characterization of our market by new products and rapid technological change; (13) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVU products; (14) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (15) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (16) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (17) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (18) our ability to generate more recurring cloud and service revenues; (19) risks related to our license arrangements; (20) the fluctuation of our operation results from quarter to quarter; (21) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (22) the issuance or sale of substantial amounts of our Common Stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (23) potential dilution from the issuance of Common Stock underlying outstanding options and warrants; (24) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (25) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; (26) our ability to integrate and realize the anticipated benefits from acquisitions; (27) our ability to maintain the listing of our Common Stock on the Nasdaq Capital Market.

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

Entertainment Operating Segment - We also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events through its platform, for a wide range of events, including concerts, sporting events, theatres, and performing arts, throughout the country. We also offer production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production.

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

Entertainment Operating Segment

Our entertainment operating segment consists of ticketing services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold along with tickets, concession, merchandise, and other sales from the live events produced by this segment. Direct expenses include the cost of tickets purchased for resale by the Company and holds as inventory, artist costs, staging costs, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

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

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022
Net Revenues:
Video Solutions	$7,471,285	$8,252,288
Revenue Cycle Management	6,713,678	7,886,107
Entertainment	14,063,381	20,871,500
Total Net Revenues	$28,248,344	$37,009,895

Gross Profit (loss):
Video Solutions	$1,290,509	$(1,250,277)
Revenue Cycle Management	2,772,271	3,303,477
Entertainment	1,699,704	268,741
Total Gross Profit	$5,762,484	$2,321,941

Operating Income (loss):
Video Solutions	$(7,135,584)	$(9,278,721)
Revenue Cycle Management	292,543	357,705
Entertainment	(3,646,770)	(7,369,241)
Corporate	(11,750,742)	(13,443,001)
Total Operating Income (Loss)	$(22,240,553)	$(29,733,258)

Depreciation and Amortization:
Video Solutions	$836,699	$769,228
Revenue Cycle Management	104,352	128,082
Entertainment	1,277,186	1,279,369
Total Depreciation and Amortization	$2,218,237	$2,176,679

Assets (net of eliminations):
Video Solutions	$26,396,559	$28,509,706
Revenue Cycle Management	2,260,376	2,201,570
Entertainment	6,324,211	11,190,491
Corporate	12,047,663	14,766,295
Total Identifiable Assets	$47,028,809	$56,668,062

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

Consolidated Results of Operations

We experienced operating losses for all quarters during 2023 and 2022. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenue	$6,228,351	$6,337,699	$8,062,097	$7,620,197	$8,879,504	$8,484,153	$9,351,457	$10,294,781
Gross profit	549,031	1,226,149	2,519,505	1,467,799	(1,932,256)	595,500	1,719,078	1,939,619
Gross profit margin percentage	8.8%	19.3%	31.3%	19.3%	(21.8)%	7.0%	18.4%	18.8%
Total selling, general and administrative expenses	6,528,031	6,374,192	7,460,209	7,640,605	7,769,389	7,162,523	8,380,330	8,742,957
Operating loss	(5,979,000)	(5,148,043)	(4,940,704)	(6,172,806)	(9,701,645)	(6,567,023)	(6,661,252)	(6,803,338)
Operating loss percentage	(96.0)%	(81.2)%	(61.3)%	(81.0)%	(109.3)%	(77.4)%	(71.2)%	(66.1)%
Net income/(loss)	$(7,484,778)	$(3,679,043)	$(8,320,549)	$(5,979,579)	$(9,574,258)	$(1,919,071)	$(682,187)	$(6,698,242)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (7) the completion of corporate acquisitions including the recent purchases in the revenue cycle management and entertainment operating segments. We reported net loss of $7,484,778 on revenues of $6,228,351 for the fourth quarter of 2023.

The factors and trends affecting our recent performance include:

●	The Company formed two new operating segments in 2021 and continued to make acquisitions within these segments in 2021 and 2022 resulting in increased revenues and costs. The Company has since focused on the profitability of these segments and resulting in fluctuating revenues and costs on a quarterly basis. The entertainment operating segment generated $14,063,381 and $20,871,500 in revenue during the years ended December 31, 2023 and 2022, respectively, a decrease of $6,808,119 (33%). The revenue cycle management operating segment generated $6,713,678 and $7,886,107 in revenue for the years ended December 31, 2023 and 2022, respectively, a decrease of $1,172,429 (15%). We expect to continue to experience improved results from our two new operating segments and their recent acquisitions, along with improved results from the video solutions segment as the recurring revenue model expands.

●	Our objective is to expand our video solutions segment’s recurring service revenue to help stabilize our revenues on a quarterly basis. Revenues from cloud storages have been increasing in recent quarters and reached approximately $572,892 in the fourth quarter of 2023, an increase of $141,725 (33%) over the fourth quarter of 2022. Overall, cloud revenues increased to approximately $1,994,066 for the year ended December 31, 2023 compared to approximately $1,471,860 for the year ended December 31, 2022, an increase of $522,206, or 35%. We are pursuing several new market channels outside of our traditional law enforcement and private security customers, similar to our NASCAR and event security customers, which we believe will help expand the appeal of our products and service capabilities to new commercial markets. If successful, we believe that these new market channels could yield recurring service revenues for us in the future.

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

For the Years Ended December 31, 2023 and 2022

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2023 and 2022, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	80%	94%

Gross profit	20%	6%

Selling, general and administrative expenses:
Research and development expense	9%	6%
Selling, advertising and promotional expense	25%	25%
General and administrative expense	65%	55%

Total selling, general and administrative expenses	99%	86%

Operating loss	(79)%	(80)%

Change in fair value of derivative liabilities	7%	18%
Change in fair value of contingent consideration promissory notes and earn-out agreements	1%	1%
Gain on extinguishment of warrant derivative liability	—%	10%
Loss on accrual for legal settlement	(6)%	—%
Loss on extinguishment of convertible debt	(4)%	—%
Gain on extinguishment of debt	2%	—%
Gain on sale of property, plant and equipment	—%	1%
Interest expense	(11)%	—%
Interest income and other income, net	1%	(1)%

Loss before income tax benefit	(89)%	(51)%
Income tax expense (benefit)	—%	—%

Net loss	(89)%	(51)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	(1)%
Loss on redemption – Series A & B convertible redeemable preferred stock	—%	(6)%

Net loss attributable to common stockholders	(90)%	(58)%

Net loss per share information:
Basic	$(9.22)	$(8.50)
Diluted	$(9.22)	$(8.50)

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenues:

Product revenues primarily includes video solutions operating segment hardware sales of in-car and body-worn cameras, along with sales of our ThermoVuTM units, disinfectants, and personal protective equipment. Additionally, product revenues also include the sale of tickets by our entertainment operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our entertainment segment until their sale.

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

The following table presents revenues by type and segment:

	Year Ended December 31,
	2023	% Change	2022
Product revenues:
Video solutions	$4,303,369	(20.3)%	$5,401,089
Entertainment	5,044,576	(9.9)%	5,598,803
Total product revenues	9,347,945	(15.0)%	10,999,892
Service and other revenues:
Video solutions	3,167,916	11.1%	2,851,199
Entertainment	9,018,805	(40.9)%	15,272,697
Revenue cycle management	6,713,678	(14.9)%	7,886,107
Total service and other revenues	18,900,399	(27.3)%	26,010,003
Total revenues	$28,248,344	(23.7)%	$37,009,895

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Years ended December 31,
	2023	2022
Product Revenues:
Video Solutions	$4,303,369	$5,401,089
Revenue Cycle Management	—	—
Entertainment	5,044,576	5,598,803
Total Product Revenues	$9,347,495	$10,999,892

Product revenues for the years ended December 31, 2023 and 2022 were $9,347,495 and $10,999,892, respectively, a decrease of $1,651,947 (15%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s acquisition of TicketSmarter on September 1, 2021. The entertainment operating segment generated $5,044,576 in product revenues for the year ended December 31, 2023, compared to $5,598,803 for the fiscal year ended December 31, 2022. This largely relates to the Company focusing on right sizing and reducing costs and working towards profitability.

●	The Company’s video solutions operating segment generated product revenues totaling $4,303,369 during the year ended December 31, 2023 compared to $5,401,089 for the year ended December 31, 2022. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined over the year ended December 31, 2023 and 2022 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Years ended December 31,
	2023	2022
Service and Other Revenues:
Video Solutions	$3,167,916	$2,851,199
Revenue Cycle Management	6,713,678	7,886,107
Entertainment	9,018,805	15,272,697
Total Service and Other Revenues	$18,900,399	$26,010,003

Service and other revenues for the years ended December 31, 2023 and 2022 were $18,900,399 and $26,010,003, respectively, a decrease of $7,109,604 (27%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,994,066 and $1,471,860 for the years ended December 31, 2023 and 2022, respectively, an increase of $522,206 (35%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the year ended December 31, 2023. We expect this trend to continue for 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $860,337 and $692,017 for the years ended December 31, 2023 and 2022, respectively, an increase of $168,320 (24%). This correlates with consistent sales of hardware and additional extended warranties sold during the year.

●	Our entertainment operating segment generated service revenues totaling $9,018,805 and $15,272,697 for the years ended December 31, 2023 and 2022, respectively, a decrease of $6,253,892 (41%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC in the third quarter of 2021, thus resulting in the new revenue stream for the Company during the last fourth months of 2021 and twelve months ended December 31, 2022. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totaling $6,713,678 and $7,886,107 for the years ended December 31, 2023 and 2022, respectively, a decrease of $1,172,429 (15%). Our revenue cycle management operating segment has completed four acquisitions since formation in June 2021, thus resulting in the new service revenue stream added in the twelve months ended December 31, 2022. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the years ended December 31, 2023, and 2022 were $28,248,344 and $37,009,895, respectively, a decrease of $8,761,551 (24%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the years ended December 31, 2023, and 2022 was $9,974,890 and $14,372,115, respectively, a decrease of $4,397,225 (31%). Overall cost of goods sold for products as a percentage of product revenues for the years ended December 31, 2023, and 2022 were 107% and 131%, respectively. Cost of products sold by operating segment is as follows:

	Years Ended December 31,
	2023	2022
Cost of Product Revenues:
Video Solutions	$4,824,967	$8,332,484
Revenue Cycle Management	—	—
Entertainment	5,149,923	6,039,631
Total Cost of Product Revenues	$9,974,890	$14,372,115

The decrease in cost of goods sold for our video solutions segment products is due to numerous factors including a sizeable increase in the allowance for excess and obsolete inventory in 2022, mostly surrounding the personal protective equipment product line. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 112% for the year ended December 31, 2023 as compared to 154% for the year ended December 31, 2022.

The decrease in entertainment operating segment cost of product sold directly correlates to the lower product revenues for the year ended December 31, 2023. Cost of Product Revenues were $5,149,923 and $6,039,631 for the year ended December 31, 2023 and 2022, a decrease of $889,708 (15%). Cost of product sold as a percentage of product revenues for the entertainment segment decreased to 102% for the year ended December 31, 2023 as compared to 108% for the year ended December 31, 2022.

We recorded $4,542,461 and $5,489,541 in reserves for obsolete and excess inventories for the years ended December 31, 2023 and 2022, respectively. Total raw materials and component parts were $3,044,653 and $4,509,165 for the years ended December 31, 2023 and 2022, respectively, a decrease of $1,464,512 (32%). Finished goods balances were $5,322,693 and $7,816,618 for the years ended December 31, 2023 and December 31, 2022, respectively, a decrease of $2,493,925 (32%) which was attributable to a reduction in inventory for the video solutions product lines and a large decrease in ticket inventory for the newly acquired entertainment segment. The decrease in the inventory reserve is primarily due to the disposal of obsolete inventory that was included in the reserves during 2022. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the years ended December 31, 2023, and 2022 was $12,510,970 and $20,315,839, respectively, a decrease of $7,804,869 (38%). Overall cost of goods sold for services as a percentage of service revenues for the years ended December 31, 2023, and 2022 were 66% and 78%, respectively. Cost of service revenues by operating segment is as follows:

	Years Ended December 31,
	2023	2022
Cost of Service Revenues:
Video Solutions	$1,355,809	$1,170,081
Revenue Cycle Management	3,941,407	4,582,630
Entertainment	7,213,754	14,563,128
Total Cost of Service Revenues	$12,510,970	$20,315,839

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the year ended December 31, 2023 compared to the year ended December 31, 2022. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 43% for the year ended December 31, 2023 as compared to 41% for the year ended December 31, 2022.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment increased to 59% for the year ended December 31, 2023 as compared to 58% for the year ended December 31, 2022.

The decrease in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The Entertainment cost of service revenue was $7,213,754 for the year ended December 31, 2023, compared to $14,563,128 for the year ended December 31, 2022. Cost of service revenues as a percentage of service revenues for the entertainment segment decreased to 80% for the year ended December 31, 2023 as compared to 95% for the year ended December 31, 2022.

Gross Profit

Overall gross profit for the years ended December 31, 2023 and 2022 was $5,762,484 and $2,321,941, respectively, an increase of $3,440,543 (148%). Gross profit by operating segment was as follows:

	Years Ended December 31,
	2023	2022
Gross Profit:
Video Solutions	$1,290,509	$(1,250,278)
Revenue Cycle Management	2,772,271	3,303,477
Entertainment	1,699,704	268,742
Total Gross Profit	$5,762,484	$2,321,941

The increase is attributable to the decrease in cost of goods sold across our video and entertainment segments for the year ended December 31, 2023, as there was an overall decrease in the cost of sales as a percentage of overall revenues to 80% for the year ended December 31, 2023 from 94% for the year ended December 31, 2022. This is primarily driven by large inventory reserve being established in 2022, a focus on right sizing recent acquisitions to increase profitability and a transition to a service subscription-based model in our video solutions segment. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Overall selling, general and administrative expenses were $28,003,037 and $32,055,199 for the years ended December 31, 2023 and 2022, respectively, a decrease of $4,052,162 (13%). The decrease is primarily attributable to a focus on right-sizing the business with a reduction in administrative headcount coupled with a reduction in sponsorships and advertising where costs outweighed the returns. Our selling, general and administrative expenses as a percentage of sales increased to 99% for 2023 compared to 87% in the same period in 2022.

The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2023	2022
Research and development expense	$2,618,746	$2,290,293
Selling, advertising and promotional expense	7,137,529	9,312,204
General and administrative expense	18,246,762	20,452,702
Total	$28,003,037	$32,055,199

Research and development expense. Our video solutions operating segment continues to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $2,618,746 and $2,290,293 for the years ended December 31, 2023 and 2022, respectively, an increase of $328,453 (14%). We employed 21 engineers at December 31, 2023 compared to 21 engineers at December 31, 2022. Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and will continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $7,137,529 and $9,312,204 for the years ended December 31, 2023 and 2022, respectively, a decrease of $2,174,675 (23%). The decrease is primarily attributable to a reduction in promotional and advertising sponsorships and expenses.

Promotional and advertising expenses totaled $5,479,437 during the year ended December 31, 2023 compared to $7,668,641 during the year ended December 31, 2022, a decrease of $2,189,204 (29%). The overall decrease is primarily attributable to TicketSmarter’s very active approach to sponsorship and advertising in 2022 as they were aggressively building a brand and gaining recognition. TicketSmarter accounted for $2,328,759 and $4,024,748 of the total promotional and advertising expense for the year ended December 31, 2023 and 2022, respectively.

General and administrative expenses. General and administrative expenses totaled $18,246,762 and $20,452,702 for the years ended December 31, 2023 and 2022, respectively. The decrease in general and administrative expenses for the year ended December 31, 2023 compared to the same period in 2022 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the years ended December 31, 2023 compared to the same period in 2022.

Operating Loss

For the reasons previously stated, our operating loss was $22,240,553 and $29,733,258 for the years ended December 31, 2023 and 2022, respectively, a decrease of $7,492,705 (25%). Operating loss as a percentage of revenues improved to 78% in 2023 from 80% in 2022.

Interest Income

Interest income decreased to $95,717 for the year ended December 31, 2023, from $131,025 in 2022, which reflects our overall decline in our cash and cash equivalent levels in 2023 compared to 2022.

Interest Expense

We incurred interest expenses of $3,134,253 and $37,196 during the years ended December 31, 2023 and 2022, respectively. The increase is attributable the amortization of debt discounts associated with the convertible debt, revolving loan agreements and merchant advances.

Loss on Accrual for Legal Settlement

The Company recognized a loss on accrual for legal settlement of $1,792,308 and $-0- during the years ended December 31, 2023 and 2022, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

Loss on Conversion of Convertible Debt

The Company recognized a loss on conversion of convertible debt of $1,112,705 and $-0- during the year ended December 31, 2023 and 2022, respectively. This is in connection with the convertible notes issued during the year ended December 31, 2023, the conversion from debt to equity and cash settlement of debt during the period.

Change in Fair Value of Short-Term Investments

We recognized a loss on change in fair value of short-term investments totaling $-0- and $84,818 during the years ended December 31, 2023 and 2022, respectively. Such short-term investments are included in cash and cash equivalents as they contain original maturities of ninety (90) days or less. The decrease reflects our overall lower cash and cash equivalent levels in 2023 compared to 2022.

Change in Fair Value of Warrant Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities during year ended December 31, 2023 totaled $1,846,642, compared to $6,726,638 for the year ended December 31, 2022, which was recognized as a gain on the Consolidated Statements of Operations.

Change in Fair Value of Contingent Consideration Promissory Notes and Earn-Out Agreements

On June 30, 2021, Nobility Healthcare, a subsidiary of the Company, issued a contingent consideration promissory note (the “June Contingent Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “June Seller”) of $350,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $232,134. The estimated fair value of the June Contingent Note at December 31, 2023 is $58,819, representing a decrease in its estimated fair value of $117,637 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the year ended December 31, 2023. Therefore, the Company recorded a gain of $-0- and $27,139 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

On August 31, 2021, Nobility Healthcare, issued another contingent consideration promissory note (the “August Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “August Sellers”) of $650,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $552,256. The estimated fair value of the August Contingent Note at December 31, 2023 is $129,651, representing a decrease in its estimated fair value of $259,303 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the year ended December 31, 2023. Therefore, the Company recorded a loss of $-0- and $31,907 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $153,769. The estimated fair value of the January Contingent Note at December 31, 2023 is $-0-, representing a decrease in its estimated fair value of $208,083 as compared to its estimated fair value as of December 31, 2022, of which $32,936 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $175,146 and $421,085 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

On February 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “February Contingent Payment Note”) in connection with an asset purchase agreement between Nobility Healthcare and a private company (the “February Sellers”) of $105,000. The estimated fair value of the February Contingent Note at December 31, 2023 is $-0-,, representing a decrease in its estimated fair value of $4,347 as compared to its estimated fair value as of December 31, 2022, of which $1,584 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $2,763 and $100,654 in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

Gain on Extinguishment of Warrant Derivative Liabilities

We recognized a gain on the extinguishment of warrant derivative liabilities of $-0- and $3,624,794 during the year ended December 31, 2023 and December 31, 2022, respectively. This is in connection with the Warrant Exchange Agreements executed by the Company on August 23, 2022.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities increased to $550,867 for the year ended December 31, 2023, from $-0- during the year ended December 31, 2022, which reflects income related to the entertainment segment’s ability to negotiate down payables and contract liabilities during the period. This gain relates to the TicketSmarter Related Party Note payable for the entertainment segment, as a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, contributed cash in the amount of $2,700,000 to TicketSmarter. Those funds were then utilized to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023, which will result in much more significant savings over the next several years.

Other income

Other income increased to $144,735 for the year ended December 31, 2023, from $-0- during the year ended December 31, 2022, which largely reflects income related to a warehouse lease within the corporate headquarters.

Other expense

Other expense was $-0- for the year ended December 31, 2023, a decrease from $230,744 during the year ended December 31, 2022, which reflects expense related to a note receivable adjustment.

Income/(Loss) before Income Tax Benefit

As a result of the above, we reported a net income/(loss) before income tax benefit of ($25,463,949) and ($18,873,758) for the years ended December 31, 2023 and 2022, respectively, a decline of $6,590,191 (35%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for both 2023 and 2022 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2023 and 2022 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2023. During 2023, we decreased our valuation reserve on deferred tax assets by $7,870,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $145,035,000 of federal net operating loss carryforwards and $1,795,000 of research and development tax credit carryforwards as of December 31, 2023 available to offset future net taxable income.

Net Loss

As a result of the above, we reported a net income/(loss) of ($25,463,949) and ($18,873,758) for the years ended December 31, 2023 and 2022, respectively, a decline of $6,590,191 (35%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $224,598 and $407,933 for the years ended December 31, 2023 and 2022, respectively.

Loss on Redemption – Series A & B Convertible Redeemable Preferred Stock

During the year ended December 31, 2022, the Company redeemed 1,400,000 shares of Series A & 100,000 shares of Series B Preferred Stock, for a redemption price of $15,750,000, with a $13,365,000 carrying amount, resulting in a $2,385,000 loss on redemption.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss of $25,688,547 and $21,666,691 for the years ended December 31, 2023 and 2022, respectively, a decline of $4,021,856 (19%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was ($9.22) and ($8.50) for the years ended December 31, 2023 and 2022, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2023 and 2022 because all potentially dilutive securities during 2023 had exercise prices in excess of the market value of the company’s common stock and because of the net loss reported for 2023.

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

We had $778,149 of available cash, equivalents and restricted cash and net negative working capital of $6,963,943 as of December 31, 2023. Net working capital as of December 31, 2023, included approximately $4.7 million of accounts receivable and other receivables and $3.8 million of current inventory.

Cash, cash equivalents and restricted cash: As of December 31, 2023, we had cash, cash equivalents and restricted cash with an aggregate balance of $778,149, a decrease from a balance of $3,532,199 for the year December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $2,754,050 net decrease in cash during the year ended December 31, 2023:

●	Operating activities:	$9,893,838 of net cash used in operating activities. Net cash used in operating activities was $9,893,838 and $18,580,385 for the years ended December 31, 2023 and 2022, respectively, an improvement of $8,686,547. The improvement is attributable to a significant decrease in the non-cash gain attributable to the change in value of the warrant derivative liability in 2023 compared to 2022, as well as the decline in the usage of cash to increase inventories, prepaid expenses, and other operating assets along with the increase in operating liabilities during the year ended December 31, 2023 compared to 2022.

●	Investing activities:	$240,706 of net cash used in investing activities. Cash used in investing activities was $240,706 and $2,940,591 for the years ended December 31, 2023 and 2022 respectively. During the year ended December 31, 2023, we made capital expenditures for: (i) building improvements of the newly purchased office and warehouse building; and (ii) patent applications on our proprietary technology utilized in our new products and included in intangible assets. The improvement in cash used in investing activities was due to several large investing activities in 2022 including cost for the purchase of an aircraft for our BirdVu Jets subsidiary and the closing of one business acquisition and one asset acquisition that did not recur in 2023.

●	Financing activities:	$7,380,494 of net cash provided by financing activities. Cash provided by financing activities was $7,380,494 for the year ended December 31, 2023, compared to cash used in financing activities of $6,954,617 for the year ended December 31, 2022. In 2023, we completed a convertible note agreement, a related party note payable, a revolving loan agreement and a merchant advance for our video solution segment, received a Commercial Extension of Credit for our Entertainment Segment, receiving net proceeds of $12.5 million. We also made principal payments on the extension of credit, merchant advance and contingent consideration promissory notes and paid off the convertible loan totaling $5.2 million in principal payments. In 2022, we utilized over $4.0 million on the stock repurchase program, $2.4 million for completion of the preferred stock transaction, as well as over $0.5 million on payments of contingent consideration promissory notes related to the revenue cycle management segment.

The net result of these activities was a decrease in cash of $2,754,050 to $778,149 for the year ended December 31, 2023.

Commitments:

We had $778,149 of cash, and cash equivalents, including restricted cash of $97,600 and net negative working capital $6,963,943 as of December 31, 2023. Accounts receivable and other receivable balances represented $4,692,296 of our net working capital as of December 31, 2023. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2024, which would help to provide positive cash flow to support our operations during 2024. Inventory represented $3,845,281 of our net working capital as of December 31, 2023. We are actively managing the level of inventory and our goal is to reduce such level during 2024 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2024.

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

The Company’s revenue cycle management segment completed its third medical billing company acquisition using approximately $1.4 million in cash for the portion of the purchase price during 2022. The acquisition of the medical billing company included a contingent consideration promissory note payable to the sellers of $750,000 at closing, which management estimated its fair value of $-0- and $208,083 as of December 31, 2023 and 2022.

In addition, the Company’s revenue cycle management segment completed its fourth medical billing asset acquisition using approximately $230,000 in cash for a portion of the total purchase price. The acquisition of the fourth medical billing asset purchase price included a contingent consideration promissory note payable to the sellers with an estimated fair value of $105,000 at closing which management estimated its fair value of $-0- and $4,346 as of December 31, 2023 and 2022.

Lease commitments. On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 31, 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2023 was thirty-six months.

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The lease for the Company’s copier operating lease expired was renewed in October 2023.

The Company entered into an operating lease with a third party in October 2023 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,786 with a maturity date of October 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2023 was forty-six months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office operating lease as of December 31, 2023 was seven months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from $7,436 to $8,877 thereafter, with a termination date in March 2030. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining term for the Company’s office operating lease was seventy-five months as of December 31, 2023.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company currently rents this space on a month-to-month basis with the intention to relocate upon the identification of suitable space.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2023, was seventeen months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $534,830 for the year ended December 31, 2023 and included in selling, general and administrative expenses.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2023 and December 31, 2022 was 4.5 years and 3.3 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2023:

Assets:
Operating lease right of use assets	$1,053,159

Liabilities:
Operating lease obligations-current portion	$279,538
Operating lease obligations-less current portion	$827,836
Total operating lease obligations	$1,107,374

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2024	$358,424
2025	311,849
2026	293,300
2027	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,316,085
Imputed interest	(208,711)
Total operating lease liability	$1,107,374

Debt obligations is comprised of the following:

	December 31, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$147,781	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	129,651	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	58,819	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	4,346
Revolving Loan Agreement	4,880,000	—
Commercial Extension of Credit – Entertainment Segment	87,928	—
Unamortized debt issuance costs	(540,429)	—
Merchant Advances	1,350,000	—
Debt obligations	6,113,750	927,840
Less: current maturities of debt obligations	1,260,513	485,373
Debt obligations, long-term	$4,853,237	$442,467

Debt obligations mature as follows as of December 31, 2023:

December 31, 2023
2024	$1,260,513
2025	4,712,154
2026	3,542
2027	3,677
2028 and thereafter	133,864

Total	$6,113,750

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

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires the Company to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $207,463 and $223,084 for the years ended December 31, 2023 and 2022, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

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

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. As of December 31, 2023, our historical bad debts have been negligible, with less than $323,000 charged off as uncollectible on cumulative revenues of $284.8 million since we commenced deliveries in 2006.

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

As of December 31, 2023, and 2022, we had provided a reserve for doubtful accounts of $200,668 and $152,736, respectively.

We periodically perform a specific review of significant individual receivables outstanding for risk of loss due to uncollectability. Based on such review, we consider our reserve for doubtful accounts to be adequate as of December 31, 2023. However, should the balance due from any significant customer ultimately become uncollectible then our allowance for bad debts will not be sufficient to cover the charge-off and we will be required to record additional bad debt expense in our statement of operations.

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

Inventories consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw material and component parts	$3,044,653	$4,509,165
Work-in-process	20,396	3,164
Finished goods – video solutions	4,623,489	6,846,091
Finished goods – entertainment	699,204	970,527
Subtotal	8,387,742	12,328,947
Reserve for excess and obsolete inventory – video solutions	(4,355,666)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment	(186,795)	(259,280)
Total inventories	$3,845,281	$6,839,406

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 54.2% of the gross inventory balance as of December 31, 2023, compared to 44.5% of the gross inventory balance as of December 31, 2022. We had $4,542,461 and $5,489,541in reserves for obsolete and excess inventories as of December 31, 2023 and 2022, respectively. Total raw materials and work-in-process was $3,065,049 and $4,512,329 as of December 31, 2023 and 2022, respectively, a decrease of $1,447,280 (32%). Finished goods balances were $5,322,693 and $7,816,618 as of December 31, 2023 and 2022, respectively, a decrease of $2,493,925 (32%). The decrease in finished goods was primarily attributable to declining inventory for the new Shield product line, our new body-worn cameras and docking stations, along with a decline in inventory from our entertainment segment, acquired in September 2021. The decrease in the inventory reserve is primarily due to disposal of obsolete inventory previously reserved.

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

Our most recent annual impairment test of goodwill conducted as of December 31, 2023, indicated no impairment. Subsequent to completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $17,699 as of December 31, 2023 compared to $15,964 as of December 31, 2022 as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers, which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the year ended December 31, 2023.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of December 31, 2023:

	Issuance date assumptions	December 31, 2023 assumptions
Volatility - range	106.0%	105.4%
Risk-free rate	3.36%	3.84%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.3 years
Exercise price	$5.50 - 7.50	$5.50 - 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2023, cumulative valuation allowances in the amount of $42,070,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $7,870,000 to a balance of $42,070,000 to fully reserve our deferred tax assets at December 31, 2023. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2023, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2023, representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year; however, we believe that it is likely to have significant impact to all of our operating segments in 2024 and beyond. We do not believe that our business is seasonal in nature; however, we generally generate higher revenues during the second half of the calendar year compared to the first half.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2023, our internal control over financial reporting is not effective.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2023 and 2022, we identified a material weakness in our internal control over financial reporting related to timely review and detection of potential accounting misstatements, which in the aggregate, constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

We have completed the process of integrating our recent business acquisition, which was acquired at the beginning of 2022, into our overall internal control over the financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing our internal controls to ensure the appropriate design and operating effectiveness.

Item 9B.	Other Information.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of the members of our Board of Directors and certain information about them as of the date of this Annual Report on Form 10-K are set forth below:

Name of Board of Director Member (4)	Positions	Age	Director Since
Stanton E. Ross	Chairman and Chief Executive Officer	62	2005
Leroy C. Richie (1)(2)(3)	Lead Independent Director, Chairman of the Nominating Committee and Compensation Committee and attorney	82	2005
D. Duke Daughtery (1)	Independent Director; Chairman of Audit Committee	59	2023

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	The address of each executive officer and director listed is 14001 Marshall Drive, Lenexa, Kansas 66215.

The Board has determined that Messrs. Richie, and Daughtery are “independent directors,” as defined by the rules and listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). In making this determination, the Board considered the transactions and relationships disclosed under “Certain Relationships and Related Transactions” below.

Stanton E. Ross has served as Chairman and Chief Executive Officer (“CEO”) since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of American Noble Gas Inc. (formerly known as Infinity Energy Resources, Inc.), a publicly held oil and gas exploration and development company (“AMGAS”) and served as an officer and director of each of AMGAS’s subsidiaries. He resigned from all his positions with AMGAS in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions, and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to AMGAS in 2020. In late 2007, AMGAS sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and AMGAS and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

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

D. Duke Daughtery joined the board of directors of Digital Ally in October 2023. He serves as Chairman of the Audit Committee and is the Board’s financial expert. From 1987 to 2019, Mr. Daughtery was an assurance partner and audit practice leader with Grant Thornton and Deloitte & Touche in Kansas City. Mr. Daughtery was instrumental in the significant growth of Grant Thornton’s Kansas City audit practice. Mr. Daughtery served numerous companies ranging from high growth private equity backed clients, to multi-billion revenue private companies to public companies ranging from smaller public companies to the Fortune 500. Mr. Daughtery brings to the board of directors many years of leadership experience as an assurance partner at major accounting firms and extensive experience in developing and executing growth strategies, acquisitions and capital transactions. Digital Ally considers Mr. Daughtery to be an audit committee financial expert. Mr. Daughtery obtained his Bachelor of Arts in Accounting and in Management and Business Administration from Saint Ambrose University. Mr. Daughtery holds no public company directorships other than with the Company and has only held the forementioned position in Digital Ally during the previous five years. From 2019 to 2023 Mr. Daughtery was not employed by any company. The Company believes that Mr. Daughtery’s extensive experience as an accountant of public companies gives him the qualifications and skills to serve as a director.

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2023. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he was appointed and served in the fiscal year ended December 31, 2023. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2023 annual meeting of stockholders.

Committees of the Board of Directors

Our Board of Directors currently has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All of our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2023 and year-to-date 2024.

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

The Audit Committee is comprised of two Directors, each of whom is independent, as defined by the rules and regulations of the SEC and Nasdaq Rule 5605(a)(2). The Audit Committee held four meetings during the year ended December 31, 2023. The members of our Audit Committee are D. Duke Daughtery (Chairman), and Leroy C. Richie. The Board of Directors determined that Mr. Daughtery qualifies as an “audit committee financial expert,” as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations and is independent as noted above.

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

Our Compensation Committee is comprised of two Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The members of our Compensation Committee are Leroy C. Richie (Chairman) and D. Duke Daughtery. The Compensation Committee held two meetings and acted several times by unanimous written consent resolutions during the year ended December 31, 2023. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer (“CFO”), also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation.

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

Our Nominating Committee is comprised of two Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The Nominating Committee held one meeting during the year ended December 31, 2023. The members of our Nominating Committee are Leroy C. Richie (Chairman) and D. Duke Daughtery.

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

Our Board of Directors also believes that a lead independent director is part of an effective Board leadership structure. To this end, the Board has appointed Mr. Richie as the lead independent director. The independent directors meet regularly in executive sessions at which only they are present, and the lead independent director chairs those sessions. As the lead independent director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee that evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating Committee and the Board believe that its leadership structure, which includes the appointment of a lead independent director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent. Our Board of Directors believes that independent directors provide effective oversight of management.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Digital Ally, Inc., attention: Corporate Secretary, 14001 Marshall Drive, Lenexa, Kansas 66215. Stockholders who would like their submission directed to a member of the Board of Directors may specify and the communication will be forwarded as appropriate.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2023, we believe the following reports listed in the table below were required to be filed by such persons pursuant to Section 16(a) and were not filed on a timely basis for each such reporting person:

Name	Number of Late Reports	Description
Han Peng	1	Mr. Peng’s Form 4 was not filed on timely basis.
Stanton E. Ross	1	Mr. Ross’ Form 4 was not filed on timely basis.

Item 11.	Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) and collectively with the CEO and the CFO, the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2023 and 2022, as required by Item 402(m)(2) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2022	$300,000	$100,000	$374,500	(3)	$—	$32,034	$806,534
Chairman and CEO	2023	$250,000	$—	$87,325	(6)	$—	$11,200	$348,525

Thomas J. Heckman	2022	$120,000	$—	$80,250	(4)	$—	$16,292	$216,542
CFO, Treasurer and Secretary	2023	$120,000	$—	$18,713	(7)	$—	$6,354	$145,067

Peng Han	2022	$250,000	$—	$107,000	(5)	$—	$10,576	$367,576
COO	2023	$250,000	$—	$24,950	(8)	$—	$10,821	$285,771

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

(3) Stock awards include the following restricted stock granted during 2022 to Mr. Ross: 17,500 shares at $21.40 per share that vest 50% on January 7, 2023 and 50% on January 7, 2024, subject to Mr. Ross remaining an employee of the Company at that point in time.

(4) Stock awards include the following restricted stock granted during 2022 to Mr. Heckman: 3,750 shares at $21.40 per share that on January 7, 2023, subject to Mr. Heckman remaining an employee of the Company at that point in time.

(5) Stock awards include the following restricted stock granted during 2022 to Mr. Han: 5,000 shares at $21.40 per share that vest 20% annually on the anniversary of January 7 from 2023 to 2027, subject to Mr. Han remaining an employee of the Company at that point in time.

(6) Stock awards include the following restricted stock granted during 2023 to Mr. Ross: 17,500 shares at $4.99 per share that vest 50% on January 10, 2024 and 50% on January 10, 2025, subject to Mr. Ross remaining an employee of the Company at that point in time.

(7) Stock awards include the following restricted stock granted during 2023 to Mr. Heckman: 3,750 shares at $4.99 per share that vested on April 1, 2023.

(8) Stock awards include the following restricted stock granted during 2023 to Mr. Han: 5,000 shares at $4.99 per share that vest 20% annually on the anniversary of January 10 from 2024 to 2028, subject to Mr. Han remaining an employee of the Company at that point in time.

All Other Compensation Table

Name and Principal Position	Year	401(k) Plan contribution by Company	Company paid healthcare insurance	Flexible & health savings account contributions by Company	Company paid life, accident & disability insurance	Other Contractual payments	Total ($)
Stanton E. Ross	2022	$10,039	$20,319	$1,100	$576	$—	$32,034
Chairman and CEO	2023	$11,200	$—	$1,100	$821	$—	$13,121

Thomas J. Heckman	2022	$4,800	$10,021	$895	$576	$—	$16,292
CFO, Treasurer and Secretary	2023	$4,800	$—	$895	$659	$—	$6,354

Peng Han	2022	$10,000	$—	$—	$576	$—	$10,576
COO	2023	$10,000	$—	$—	$821	$—	$10,821

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

On January 7, 2022, the Compensation Committee restored the annual base salaries of Stanton E. Ross, Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $300,000, $120,000, and $250,000, respectively for 2022.

On January 10, 2023, the Compensation Committee restored the annual base salaries of Stanton E. Ross, Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $250,000, $120,000, and $250,000, respectively for 2023.

The Compensation Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both the individual and our performances and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executive’s responsibilities with us. The Compensation Committee determined that Messrs. Ross, Heckman, and Han were eligible for awards of stock options or restricted stock in 2022 based on their performance. Refer to the “Grants of Plan-Based Awards” table below for restricted stock awards made in 2022. The Committee also determined that Messrs. Ross, Heckman, and Han would be eligible in 2023 for awards of restricted stock or stock options.

Bonuses. The Compensation Committee determined to award bonuses to each of the executive officers in 2023 and 2022, as set forth in the foregoing table. Refer to the “Summary Compensation Table” above for the bonuses paid to Messrs. Ross, Heckman, and Han in 2023 and 2022. In fiscal 2023, Messrs. Ross, Heckman, and Han were eligible for bonuses of up to $250,000, $120,000, and $250,000, respectively.

Other. In July 2008, we amended and restated our 401(k) Plan. The amended 401(k) Plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employees’ elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2021. Each participant is 100% vested at all times in employee and employer matching contributions. As of December 31, 2023, a total of 66,946 shares of our Common Stock were held in the 401(k) Plan. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our Common Stock held in the 401(k) Plan. We have no profit-sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

The following table presents information concerning the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2023:

Grant of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All other stock awards: Number of shares of stock or units: (#) (1) (2)		Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (3)
Stanton E. Ross Chairman and CEO	January 10, 2023	January 10, 2023	17,500	(1)	$4.99	$87,325

Thomas J. Heckman
CFO, Treasurer and Secretary	—	—	—		$—	$—

Peng Han COO	January 10, 2023	January 10, 2023	5,000	(2)	$4.99	$24,950

(1) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a two-year period (50% on January 10, 2024 and 50% on January 10, 2025) contingent upon whether the individual is still employed by us at that point.

(3) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a five-year period (20% on each anniversary of January 10 from 2024 to 2028) contingent upon whether the individual is still employed by us at that point.

(3) Stock awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718. Please refer to Note 14 to the consolidated financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, for a further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

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

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on January 1, 2024 and that the amendments to the retention agreements of each person were in effect.

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

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2023:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross
Chairman and CEO		-	-	-	-	26,250	$55,650	-	$-

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-	-	-	-	$-	-	$-

Peng Han
COO	-	-	-	-	-	9,000	$19,080	-	$-

(1) These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2) Market value based upon the closing market price of $2.12 on December 31, 2023.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2023 for the Named Executive Officers for the year ended December 31, 2023:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross
Chairman and CEO	-	$-	16,250	$77,675	(1)

Thomas J. Heckman
CFO, Treasurer and Secretary	-	$-	7,500	$35,250	(2)

Peng Han
COO	-	$-	1,000	$4,780	(3)

(1)	Based on the closing market price of our Common Stock of $4.78 on January 6, 2023, the date of vesting for 7,500 shares of Common Stock, and the closing market price of our Common Stock of $4.78 on January 7, 2023, the date of vesting for 8,750 shares of Common Stock for Mr. Ross.

(2)	Based on the closing market price of our Common Stock of $4.78 on January 6, 2023, the date of vesting for 3,750 shares of Common Stock, and the closing market price of our Common Stock of $4.62 on March 31, 2023, the date of vesting for 3,750 shares of Common Stock for Mr. Heckman.

(3)	Based on the closing market price of our Common Stock of $4.78 on January 7, 2023, the date of vesting for 1,000 shares of Common Stock for Mr. Han.

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans (defined below under “Information Regarding Plans and Other Arrangements Not Subject to Security Holder Action”) is in the discretion of the administrator and therefore cannot be determined in advance. The Board of Directors’ policy in 2023 was to grant officers an award of 17,500 restricted shares of Common Stock to our CEO and 3,750 restricted shares of Common Stock to our CFO/Treasurer and each non-employee director an award of options to purchase 5,000 shares of Common Stock, all subject to vesting requirements.

The following table sets forth (a) the aggregate number of shares of Common Stock subject to options granted under the Plans during the year ended December 31, 2023 and (b) the average per share exercise price of such options.

Stock Options and Restricted Stock Grants

Name of Individual or Group	Number of Restricted Shares of Common Stock Granted	Number of Options Granted	Average per Share Exercise Price
Stanton E. Ross, Chairman of the Board of Directors & CEO	17,500	-	$-
Leroy C. Richie, Director	-	-	$-
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	3,750	-	$-
Peng Han, COO	5,000	-	$-
All executive officers, as a group	26,250	-	$-
All directors who are not executive officers, as a group	-	-	$-
All employees who are not executive officers, as a group	12,500	-	$-

Director Compensation

Our non-employee directors received the stock option grants noted in the “Director Compensation” table below for their service on the Board of Directors in 2023, including on the Audit, Nominating and Compensation Committees.

Director compensation for the year ended December 31, 2023 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors (1)	$—	$—	$—	$—
Leroy C. Richie	$60,000	$—	$—	$60,000
Daniel F. Hutchins	$55,000	$—	$—	$55,000
Michael J. Caulfield	$50,000	$—	$—	$50,000
D. Duke Daughtery	$12,500	$—	$—	$12,500

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation, stock awards or options for his services as a director.

On November 17, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97 of this Annual Report for the Company’s Clawback Policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 1, 2024, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 1, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days of April 1, 2024 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Digital Ally, Inc., 14001 Marshall Drive., Lenexa, KS 66215.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total
	Shares	%	Voting Power
5% or Greater Stockholders:
None	—	—	—
Executive Officers and Directors:
Stanton E. Ross(2)	116,065	4.1%	4.1%
Leroy C. Richie(3)	18,211	*	*
D. Duke Daughtery	1,405	*	*
Thomas J. Heckman(4)	120,513	4.3%	4.3%
Peng Han(5)	13,781	*	*

All executive officers and directors as a group (five individuals)	269,975	9.6%	9.6%

*	Represents less than 1%.

(1)	Based on 2,800,754 shares of Common Stock issued and outstanding as of April 1, 2024 and, with respect only to the ownership by all executive officers and directors as a group.

(2)	Mr. Ross’s total shares of Common Stock include 8,750 restricted shares that are subject to forfeiture to us.

(3)	Mr. Richie’s total shares of Common Stock include 16,250 shares of Common Stock to be received upon the exercise of vested options.

(4)	Mr. Heckman’s total shares of Common Stock include 66,946 shares of Common Stock held in the Company’s 401(k) Plan (on December 31, 2023) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan.

(5)	Mr. Han’s total shares of Common Stock include (i) 9,000 restricted shares that are subject to forfeiture to us and (ii) 331 shares of Common Stock to be received upon the exercise of vested options.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors adopted the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”) on September 1, 2005. The 2005 Plan authorized us to reserve 15,625 shares of our Common Stock for issuance upon exercise of options and grant of restricted stock awards. The 2005 Plan terminated in 2015 with 1,078 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2023 total 284.

On January 17, 2006, our Board adopted the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”). The 2006 Plan authorizes us to reserve 9,375 shares of Common Stock for future grants under it. The 2006 Plan terminated in 2016 with 2,739 shares of Common Stock reserved for awards that are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2023 total 531.

On January 24, 2007, our Board adopted the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”). The 2007 Plan authorizes us to reserve 9,375 shares of Common Stock for future grants under it. The 2007 Plan terminated in 2017 with 4,733 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2023.

On January 2, 2008, our Board adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan authorizes us to reserve 6,250 shares of Common Stock for future grants under it. The 2008 Plan terminated in 2018 with 2,025 shares of Common Stock reserved for awards that are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2023.

On March 18, 2011, our Board adopted the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”). The 2011 Plan authorizes us to reserve 3,125 shares of Common Stock for future grants under it. At December 31, 2023, there were 438 shares of Common Stock reserved for awards available for issuance under the 2011 Plan. Stock options granted under the 2011 Plan that remain unexercised and outstanding as of December 31, 2023 total 50.

On March 22, 2013, our Board adopted the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”). The 2013 Plan was amended on March 28, 2014 and November 14, 2014 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2013 Plan to a total of 15,000. At December 31, 2023, there were no shares of Common Stock reserved for awards available for issuance under the 2013 Plan. Stock options granted under the 2013 Plan that remain unexercised and outstanding as of December 31, 2023 total 1,000.

On March 27, 2015, our Board of Directors adopted the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”). The 2015 Plan was amended on February 25, 2016 and May 31, 2017 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2015 Plan to a total of 62,500. At December 31, 2023, there were no shares of Common Stock reserved for awards available for issuance under the 2015 Plan, as amended. Stock options granted under the 2015 Plan that remain unexercised and outstanding as of December 31, 2023 total 6,500.

On April 12, 2018, our Board of Directors adopted the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”). The 2018 Plan was amended on May 21, 2019 to increase the number of shares of Common Stock authorized and reserved for issuance under the 2018 Plan to a total of 87,500. At December 31, 2023, there were 31,275 shares of Common Stock reserved for awards available for issuance under the 2018 Plan. Stock options granted under the 2018 Plan that remain unexercised and outstanding as of December 31, 2023 total 17,000.

Our Board of Directors adopted the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”) on June 30, 2020 and the Company’s stockholders approved the 2020 Plan at the Annual Meeting held on September 9, 2020. The Company’s stockholders approved an amendment to the 2020 Plan at the Annual Meeting held on June 22, 2021 which increased the number of shares of Common Stock authorized and reserved for issuance under the 2020 Plan to a total of 125,000. At December 31, 2023, there were 12,042 shares of Common Stock reserved for awards available for issuance under the 2020 Plan. Stock options granted under the 2020 Plan that remain unexercised and outstanding as of December 31, 2023 total 29,000.

Our Board of Directors adopted the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”) on October 28, 2022 and the Company’s stockholders approved the 2022 Plan at the Annual Meeting held on December 7, 2022. The number of shares of Common Stock authorized and reserved for issuance under the 2022 Plan totals 125,000. At December 31, 2023, there were no shares of Common Stock reserved for awards available for issuance under the 2022 Plan. Stock options granted under the 2022 Plan that remain unexercised and outstanding as of December 31, 2023 total 125,000.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with SEC, which registered a total of 408,750 shares of Common Stock issued or to be issued underlying the awards under the Plans.

The following table sets forth certain information regarding the Plans as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	53,600	$45.55	408,750
Equity compensation plans not approved by stockholders	—	$—	—
Total all plans	53,600	$45.55	408,750

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In 2023, a trust, the beneficiaries of which are the Chief Executive Officer of TicketSmarter, and his spouse, contributed cash in the amount of $2,700,000 to support TicketSmarter’s operations and to repay approved debts and obligations of TicketSmarter in exchange for the TicketSmarter Related Party Note (the “TickerSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with weekly repayments of the principal amount of $54,000.00 each, together with accrued interest, for fifty weeks, or until the principal is paid in full, commencing on January 2, 2024. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

Item 14.	Principal Accountant Fees and Services.

The following table is a summary of the fees billed to us by RBSM LLP for the fiscal years ended December 31, 2023 and 2022:

Fee Category	Fiscal 2023 fees	Fiscal 2022 fees
Audit fees	$312,500	$327,415
Audit-related fees	145,000	—
Tax fees	—	—
All other fees	—	—
Total fees	$457,500	$327,415

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated August 23, 2022, between Digital Ally, Inc. and DGLY Subsidiary.	(19)
2.2	Agreement and Plan of Merger, dated June 1, 2023, by and among Clover Leaf Capital Corp., CL Merger Sub, Inc., Yntegra Capital Investments LLC, in the capacity as the Purchaser Representative, Kustom Entertainment, Inc. and Digital Ally, Inc.	(27)
3.1(i)(a)	Articles of Incorporation.	(19)
3.1(i)(b)	Articles of Merger.	(19)
3.1(i)(c)	Certificate of Amendment to Digital Ally, Inc.’s Articles of Incorporation, dated December 8, 2022.	(22)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc., dated February 6, 2023.	(23)
3.1(ii)	Bylaws	(19)
4.1	Form of Common Stock Certificate.	*
4.2	Form of Certificate of Designation of Series A Convertible Redeemable Preferred Stock.	(20)
4.3	Form of Certificate of Designation of Series B Convertible Redeemable Preferred Stock.	(20)
4.4	Form of Common Stock Purchase Warrant of Digital Ally, Inc., dated August 5, 2019.	(10)
4.5	Form of Pre-Funded Common Stock Purchase Warrant of Digital Ally, dated February 1, 2021.	(13)
4.6	Form of Common Stock Purchase Warrant of Digital Ally, dated February 1, 2021.	*
4.7	Form of Senior Secured Convertible Note, issued by Digital Ally, Inc., dated April 5, 2023.	(26)
4.8	Form of Warrant of Digital Ally, Inc., dated April 5, 2023.	(26)
4.9	Revolving Note, dated October 26, 2023, issued by Digital Ally, Inc.to Kompass Kapital Funding, LLC.	(28)
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(25)
10.1	2005 Stock Option and Restricted Stock Plan.	(2)
10.2	2006 Stock Option and Restricted Stock Plan.	(2)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(2)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(2)
10.9	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(3)
10.11	2011 Stock Option and Restricted Stock Plan	(4)
10.12	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(4)
10.13	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(5)
10.14	Form of 2015 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.15	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan.	(9)
10.16	Form of 2018 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.17	Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(11)
10.18	Amendment to Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(14)
10.19	Form of 2020 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.20	Digital Ally, Inc. 2022 Stock Option and Restricted Stock Plan.	(21)
10.21	Form of 2022 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement under the 2022 Stock Option and Restricted Stock Plan.	(24)
10.22	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(8)
10.23	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(8)
10.24	Form of Securities Purchase Agreement, dated as of January 11, 2021, by and between Digital Ally, Inc. and the Investors.	(12)
10.25	Form of Placement Agency Agreement, dated January 27, 2021, by and between Digital Ally, Inc. and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(13)

10.26	Form of Securities Purchase Agreement, dated as of January 27, 2021, by and between Digital Ally, Inc. and the Investors.	(13)
10.27	Commercial Real Estate Sales Contract, dated February 24, 2021, between Digital Ally, Inc. and DDG Holding, LLC.	(15)
10.28	Form of Operating Agreement of Nobility Healthcare, LLC, dated June 1, 2021.	(16)
10.29	Warrant Exchange Agreement, dated August 19, 2021, by and among Digital Ally, Inc. and the warrant holders who are signatories thereto.	(17)
10.30	Unit Purchase Agreement, dated September 2, 2021.	(18)
10.31	Form of Exchange Agreement, dated August 23, 2022.	(19)
10.32	Form of Securities Purchase Agreement, dated October 13, 2022, between Digital Ally, Inc. and the investors thereto.	(20)
10.33	Form of Registration Rights Agreement, dated October 13, 2022, by and among Digital Ally, Inc. and the investors named therein.	(20)
10.34	Form of Securities Purchase Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain Purchasers who are signatories thereto.	(26)
10.35	Form of Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain holders of Digital Ally, Inc.’s Senior Secured Convertible Notes who are signatories thereto.	(26)
10.36	Form of Trademark Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and a lender.	(26)
10.37	Form of Patent Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and between Digital Ally, Inc. and a lender.	(26)
10.38	Form of Subsidiary Guaranty, dated April 5, 2023, by and among Digital Ally, Inc. and its direct and indirect subsidiaries and a lender.	(26)
10.39	Form of Registration Rights Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain Purchasers, who are signatories thereto.	(26)
10.40	Loan and Security Agreement, dated October 26, 2023, by and between Digital Ally, Inc., Digital Ally Healthcare, LLC, and Kompass Kapital Funding, LLC.	(28)
10.41	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated October 26, 2023, by and between Digital Ally, Inc. and Kompass Kapital Funding, LLC.	(28)
10.42	Lock-Up Agreement, dated June 1, 2023, by and between Clover Leaf Capital Corp., Yntegra Capital Investments, LLC, and Digital Ally, Inc.	(27)
14.1	Code of Ethics and Code of Conduct.	(1)
21.1	Subsidiaries of Registrant	*
23.1	Consent of RBSM LLP	*
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97	Digital Ally, Inc. Clawback Policy	*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Schema **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase **
101.LAB	Inline XBRL Taxonomy Label Linkbase **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(2)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(5)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(6)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017.
(7)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018.
(8)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(10)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed November 16, 2020.
(12)	Filed as an exhibit to the Company’s Form 8-K filed January 12, 2021.
(13)	Filed as an exhibit to the Company’s Form 8-K filed January 28, 2021.
(14)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2021.
(15)	Filed as an exhibit to the Company’s Form 8-K filed May 3, 2021.
(16)	Filed as an exhibit to the Company’s Form 8-K filed June 9, 2021.
(17)	Filed as an exhibit to the Company’s Form 8-K filed August 19, 2021.
(18)	Filed as an exhibit to the Company’s Form 8-K filed September 9, 2021.
(19)	Filed as an exhibit to the Company’s Form 8-K filed August 23, 2022.
(20)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2022.
(21)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 28, 2022.
(22)	Filed as an exhibit to the Company’s Form 8-K filed December 8, 2022.
(23)	Filed as an exhibit to the Company’s Form 8-K filed February 7, 2023.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed February 28, 2023.
(25)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2022.
(26)	Filed as an exhibit to the Company’s Form 8-K filed April 7, 2023.
(27)	Filed as an exhibit to the Company’s Form 8-K filed June 6, 2023.
(28)	Filed as an exhibit to the Company’s Form 8-K filed October 27, 2023.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer (Principal Executive Officer)

Dated:	April 1, 2024

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

Signature and Title	Date

/s/ Stanton E. Ross	April 1, 2024
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 1, 2024
Leroy C. Richie, Director

/s/ D. Duke Daughtery	April 1, 2024
D. Duke Daughtery

/s/ Thomas J. Heckman	April 1, 2024
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of

Digital Ally, Inc. and subsidiaries

Lenexa, KS

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

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

As described in Note 22 to the consolidated financial statements, the Company’s goodwill and indefinite life intangible asset balance was $5,886,547 and $600,000, respectively as of December 31, 2023. The Company also has amortizable identifiable intangible assets of $5,600,000 and $600,000 which are being amortized over 5 years and 4 years, respectively, and are related to the Entertainment/Ticketing reporting unit. Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a market approach to estimate the fair value of its reporting unit. The key assumptions and estimates utilized in the market approach primarily include market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit, and future levels of revenue growth.

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

●	These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the entertainment/ticketing reporting unit; (ii) testing the completeness and accuracy of the underlying data used in the market approach; and (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.
●	Evaluating management’s assumptions related to the future levels of revenue growth and involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of significant assumptions related to the market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 1, 2024

PCAOB ID Number 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$680,549	$3,532,199
Accounts receivable-trade, less allowance for doubtful accounts of $200,668 – 2023 and $152,736 – 2022	1,584,662	2,044,056
Other receivables, net of $5,000 allowance – 2023 and $0 - 2022 (including $-0- due from related parties – 2023 and $138,384– 2022, refer to Note 19)	3,107,634	4,076,522
Inventories, net	3,845,281	6,839,406
Prepaid expenses	6,366,368	8,466,413

Total current assets	15,584,494	24,958,596

Property, plant, and equipment, net	7,283,702	7,898,686
Goodwill and other intangible assets, net	16,510,422	17,872,970
Operating lease right of use assets, net	1,053,159	782,129
Other assets	6,597,032	5,155,681

Total assets	$47,028,809	$56,668,062

Liabilities and Equity
Current liabilities:
Accounts payable	$10,732,089	$9,477,355
Accrued expenses	3,269,330	1,090,967
Current portion of operating lease obligations	279,538	294,617
Contract liabilities – current	2,937,168	2,154,874
Notes payable – related party – current portion	2,700,000	—
Debt obligations – current	1,260,513	485,373
Warrant derivative liabilities	1,369,738	—
Income taxes payable	61	8,097

Total current liabilities	22,548,437	13,511,283

Long-term liabilities:
Debt obligations – long term	4,853,237	442,467
Operating lease obligation – long term	827,836	555,707
Contract liabilities – long term	7,340,459	5,818,082
Lease deposit	10,445	—

Total liabilities	35,580,414	20,327,539

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 2,800,754 – 2023 and 2,720,170 – 2022	2,801	2,721
Additional paid in capital	128,441,083	127,869,342
Noncontrolling interest in consolidated subsidiary	673,292	448,694
Accumulated deficit	(117,668,781)	(91,980,234)

Total equity	11,448,395	36,340,523

Total liabilities and equity	$47,028,809	$56,668,062

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

	2023	2022
Revenue:
Product	$9,347,945	$10,999,892
Service and other	18,900,399	26,010,003

Total revenue	28,248,344	37,009,895

Cost of revenue:
Product	9,974,890	14,372,115
Service and other	12,510,970	20,315,839

Total cost of revenue	22,485,860	34,687,954

Gross profit	5,762,484	2,321,941

Selling, general and administrative expenses:
Research and development expense	2,618,746	2,290,293
Selling, advertising and promotional expense	7,137,529	9,312,204
General and administrative expense	18,246,762	20,452,702

Total selling, general and administrative expenses	28,003,037	32,055,199

Operating loss	(22,240,553)	(29,733,258)

Other income (expense):
Interest income	95,717	131,025
Interest expense	(3,134,253)	(37,196)
Other income	144,735	—
Other expense	—	(230,744)
Loss on accrual for legal settlement	(1,792,308)	—
Loss on conversion of convertible debt	(1,112,705)	—
Change in fair value of short-term investments	—	(84,818)
Change in fair value of warrant derivative liabilities	1,846,642	6,726,638
Change in fair value of contingent consideration promissory notes and earn-out agreements	177,909	516,970
Gain on the extinguishment of liabilities	550,867	—
Gain on extinguishment of warrant derivative liabilities	—	3,624,794
Gain on sale of property, plant and equipment	—	212,831

Total other income (loss)	(3,223,396)	10,859,500

Loss before income tax benefit (provision)	(25,463,949)	(18,873,758)
Income tax expense benefit (provision)	—	—

Net loss	(25,463,949)	(18,873,758)

Net income attributable to noncontrolling interests of consolidated subsidiary	(224,598)	(407,933)

Loss on redemption – Series A & B convertible redeemable preferred stock	—	(2,385,000)

Net loss attributable to common stockholders	$(25,688,547)	$(21,666,691)

Net loss per share attributable to common information:
Basic	$(9.22)	$(8.50)
Diluted	$(9.22)	$(8.50)

Weighted average shares outstanding:
Basic	2,784,894	2,548,549
Diluted	2,784,894	2,548,549

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	deficit	Total

Balance, December 31, 2021	2,545,220	$2,545	$124,476,447	$56,453	$(68,672,206)	$55,863,239

Stock-based compensation	—	—	1,282,757	—	—	1,282,757
Restricted common stock grant	35,750	36	(36)	—	—	—
Restricted common stock forfeitures	(3,250)	(3)	3	—	—	—
Distribution to noncontrolling interest in consolidated subsidiary	—	—	—	(15,692)	—	(15,692)
Issuance of common stock under rule 144 restrictions related to contemplated spin-off transaction	25,000	25	(25)	—	—	—
Repurchase and cancellation of common stock	(186,299)	(186)	—	—	(4,026,337)	(4,026,523)
Issuance of common stock through warrant exchange agreement	303,750	304	4,495,196	—	—	4,495,500
Loss on redemption of Series A and Series B Preferred Stock	—	—	(2,385,000)	—	—	(2,385,000)

Net loss	—	—	—	407,933	(19,281,691)	(18,873,758)

Balance, December 31, 2022	2,720,171	$2,721	$127,869,342	$448,694	$(91,980,234)	$36,340,523

Stock-based compensation	—	—	452,071	—	—	452,071
Restricted common stock grant	35,000	35	(35)	—	—	—
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Issuance due to rounding from reverse stock split	24,208	24	(24)	—	—	—

Net loss	—	—	—	224,598	(25,688,547)	(25,463,949)

Balance, December 31, 2023	2,800,754	$2,801	$128,441,083	$673,292	$(117,668,781)	$11,448,395

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows from Operating Activities:
Net loss	$(25,463,949)	$(18,873,758)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,218,237	2,176,679
Gain on sale of property, plant and equipment	—	(212,831)
Stock based compensation	452,071	1,282,757
Non-cash interest expense	576,380	—
Amortization of debt issuance costs	161,893	—
Gain on extinguishment of liabilities	(550,867)	—
Convertible debt discount amortization	2,169,545	—
Loss on conversion of debt	93,386	—
Loss on extinguishment of convertible debt	1,019,319	—
Loss on accrual for legal settlement	1,792,308	—
Provision for doubtful accounts receivable	47,932	(39,502)
Provision for doubtful lease receivable	5,000	140,448
Change in fair value of contingent consideration promissory notes and earn-out agreements	(177,909)	(516,970)
Change in fair value of warrant derivative liability	(1,846,642)	(6,726,638)
Gain on extinguishment of warrant derivative liabilities	—	(3,624,794)
Provision for inventory obsolescence	(947,080)	1,574,453
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	411,462	722,498
Accounts receivable – other (including related party)	963,888	(2,195,157)
Inventories	3,941,205	1,245,677
Prepaid expenses	2,100,045	1,293,080
Operating lease right of use assets	340,672	328,772
Other assets	(1,343,751)	(3,048,382)
Increase (decrease) in:
Accounts payable	1,805,601	4,709,030
Accrued expenses	289,957	(112,896)
Accrued interest - related party	95,031	—
Income taxes payable	(8,036)	6,270
Lease deposit	10,445	—
Operating lease obligations	(354,652)	(328,772)
Contract liabilities	2,304,671	3,619,651

Net cash used in operating activities	(9,893,838)	(18,580,385)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(94,165)	(2,068,508)
Proceeds from sale of property, plant and equipment	—	609,559
Purchases of intangible assets	(146,541)	(116,990)
Proceeds from sale of intangible assets	—	18,975
Cash paid for acquisition of Medical Billing Company	—	(1,153,627)
Cash paid for asset acquisition of Medical Billing Company	—	(230,000)

Net cash used in investing activities	(240,706)	(2,940,591)

Cash Flows from Financing Activities:

Repurchase and cancellation of common stock	—	(4,026,523)
Distribution to noncontrolling interest in consolidated subsidiary	—	(15,692)
Net proceeds of convertible debt with detachable warrants	2,640,000	—
Net proceeds of related party note payable	2,700,000	—
Net proceeds of revolving loan agreement – Video Solutions Segment	4,691,745	—
Proceeds – Commercial Extension of Credit – Entertainment Segment	1,455,643	—
Proceeds – Merchant Advances – Video Solutions Segment	1,000,000	—
Payments on convertible debt	(3,162,500)	—
Payments on Commercial Extension of Credit – Entertainment Segment	(1,367,715)	—
Payments on Merchant Advances – Video Solutions Segment	(162,000)	—
Principal payment on EIDL loan	(2,219)	—
Principal payment on contingent consideration promissory notes	(412,460)	(527,402)
Proceeds from issuance of Series A & B convertible redeemable preferred shares, net of issuance costs	—	13,365,000
Redemption of Series A & B convertible redeemable preferred shares	—	(15,750,000)

Net cash provided by (used in) financing activities	7,380,494	(6,954,617)

Net decrease in cash, cash equivalents and restricted cash	(2,754,050)	(28,475,593)

Cash, cash equivalents and restricted cash, beginning of year	3,532,199	32,007,792

Cash, cash equivalents, and restricted cash, end of year	$778,149	$3,532,199

Supplemental disclosures of cash flow information:
Cash payments for interest	$88,631	$49,070

Cash payments for income taxes	$1,606	$8,730

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$35	$61

Restricted common stock forfeitures	$4	$3

Issuance of contingent consideration earn-out agreement for business acquisitions	$—	$750,000

Issuance of contingent consideration promissory note for asset acquisitions	$—	$105,000

Assets acquired in business acquisitions	$—	$190,631

Goodwill acquired in business acquisitions	$—	$2,100,000

Liabilities assumed in business acquisitions	$—	$387,005

ROU and lease liability recorded on extension of lease	$611,702	$42,403

Common stock issued due to rounding from reverse stock split	$24	$—

Conversion of convertible notes payable into common stock	$119,750	$—

Issuance of common stock through warrant exchange agreement	$—	$4,495,500

Debt discount on convertible note	$3,000,000	$—

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Shield Products, LLC in May 2020 to facilitate the sales of its Shield™ line of disinfectant/cleanser products and ThermoVu® line of temperature monitoring equipment. The Company formed Nobility Healthcare, LLC (“Nobility Healthcare”) in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. The Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Worldwide Reinsurance Ltd., which is a captive insurance company domiciled in Bermuda. It will provide primarily liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Company formed Digital Connect, Inc. and BirdVu Jets, Inc. for travel and transportation purposes in 2022. The Company formed Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers, and Kustom Entertainment, Inc. in 2023 to serve as the participant in the Business Combination.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2023, the Company recognized revenue of $2.6 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2023
	December 31, 2022	Additions/Reclass	Recognized Revenue	December 31, 2023
Contract liabilities, current	$2,154,874	$2,538,187	$1,755,893	$2,937,168
Contract liabilities, non-current	5,818,082	2,328,994	806,617	7,340,459

	$7,972,956	$4,867,181	$2,562,510	$10,277,627

	December 31, 2022
	December 31, 2021	Additions/Reclass	Recognized Revenue	December 31, 2022
Contract liabilities, current	$1,665,519	$1,478,479	$989,124	$2,154,874
Contract liabilities, non-current	2,687,786	4,560,600	1,430,304	5,818,082

	$4,353,305	$6,039,079	$2,419,428	$7,972,956

Sales returns and allowances aggregated $117,713 and $118,026 for the years ended December 31, 2023 and 2022, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to, determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, the recognition of revenue, inventory valuation reserve, allowances for doubtful accounts and other receivables, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less. The following table shows the Company’s cash and cash equivalents by significant investment category as of December 31, 2023 and 2022:

	December 31, 2023
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$545,207	$—	$—	$545,207
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	135,342	—	—	135,342

	$680,549	$—	$—	$680,549

	December 31, 2022
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$897,745	$—	$—	$897,745
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	2,634,454	—	—	2,634,454

	$3,532,199	$—	$—	$3,532,199

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with numerous major financial institutions. At December 31, 2023 and 2022, the uninsured balance amounted to $29,700 and $2,495,189, respectively.

Restricted Cash:

Restricted cash of $97,600 and $-0- was included in other assets as of December 31, 2023 and 2022, respectively. Restricted cash consists of bank deposits that collateralize our debt obligations.

The following table provides a reconciliation of cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$680,549	$3,532,199
Long-term restricted cash included in other assets	97,600	—
Total cash, cash equivalents and restricted cash in the statements of cash flows	$778,149	$3,532,199

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of December 31, 2023 and concluded that there was no impairment.

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

Intangible assets include deferred patent costs and license agreements and intangibles related to acquisitions. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2023. Finance leases would be included in property, plant and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers, offices and warehouse space at December 31, 2023 but no financing leases.

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

Shipping and Handling Costs:

Shipping and handling costs video solutions segment for outbound sales orders totaled $51,061 and $70,749 for the years ended December 31, 2023 and 2022, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense video solutions segment and entertainment segments includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expenses of approximately $5,773,965 and $7,668,641 for the years ended December 31, 2023 and 2022, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2023 and 2022. There were no penalties in 2023 and 2022.

The Company is subject to taxation in the United States and various states. As of December 31, 2023, the Company’s tax returns filed for 2020, 2021 and 2022 and to be filed for 2023 are subject to examination by the relevant taxing authorities. With a few exceptions, as of December 31, 2023, the Company is no longer subject to Federal, state, or local examinations by tax authorities for taxable years prior to 2020.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which is generally incurred by the video solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2023 and 2022.

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

Lease Receivable

Lease receivable are carried at the original invoice amount less the total payments received pertaining to each individual customer’s lease agreement. These agreements range from three to five years and are removed from lease receivables upon termination of the agreement. The Company determines if an allowance for doubtful accounts by regularly evaluating individual customer lease receivables and considering a customer’s financial condition, credit history, and current economic conditions. No allowance was deemed necessary for the year ended December 31, 2023.

Notes Receivable

Notes receivable are carried at the original note amount less an estimate made for doubtful receivables based on a review of all outstanding notes on a quarterly basis. The Company determines the allowance for doubtful accounts by regularly evaluating each note receivable and considering the borrower’s financial condition, credit history, and current economic conditions. The Company entered into a promissory note, through its entertainment segment, as part of a co-marketing agreement, with a principal amount of $3,000,000. Principal payment, since its inception, on this promissory note totaled $2,849,846 as of December 31, 2023, resulting in a remaining balance of $150,154 maturing December 31, 2023.

New Accounting Standards

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Going Concern Matters and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2023 and December 31, 2022 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $22.2 million for the year ended December 31, 2023 and $29.7 million during the year ended December 31, 2022 and it had an accumulated deficit of $117.7 million as of December 31, 2023. These matters raise substantial doubt about Company’s ability to continue as a going concern. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $66.6 million in the year ended December 31, 2021 through two underwritten public offerings. These equity raises were utilized to fund its operations and acquisitions. Management expects to continue this pattern until it achieves positive cash flows from operations, although it can offer no assurance in this regard.

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

The Company has increased its contract liabilities to nearly $10.3 million as of December 31, 2023, which results in recurring revenue during the period of 2023 to 2026. The Company believes that its quality control and cost cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

The Company has significantly cut costs in its entertainment segment through the removal of several large partnerships and sponsorships. These were not yielding the results management expected; thus, it is not expected that these costs with significantly hinder total revenues in 2024 and beyond.

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

In that regard, the Company, entered into an Agreement and Plan of Merger with Clover Leaf Capital Corp., with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies. Pursuant to the Merger Agreement, the entertainment segment will become a separate publicly traded Company while the video and revenue cycle management segments will be retained by Digital Ally, Inc.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $200,668 as of December 31, 2023 and $152,736 as of December 31, 2022.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2023 and 2022, the uninsured balance amounted to $29,700 and $2,495,189, respectively. The Company uses primarily a network of unaffiliated distributors for international sales and an employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues. No one individual customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2023.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Beginning balance	$152,736	$113,234
Provision for bad debts	84,446	126,018
Charge-offs to allowance, net of recoveries	(36,514)	(86,516)
Ending balance	$200,668	$152,736

NOTE 4. OTHER RECEIVABLES

Other receivables were the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Notes receivable	$150,154	$1,598,340
Lease receivable, net	2,940,261	2,339,799
Other	17,219	138,383
Total other receivables	$3,107,634	$4,076,522

Notes receivable decreased by over $1.4 million at December 31, 2023 compared to December 31, 2022, primarily due to payments on a note receivable issued by the Company during 2022. The Company entered into a promissory note, through its entertainment segment, as part of a co-marketing agreement, with a principal amount of $3,000,000. Principal payment, since its inception, on this promissory note totaled $2,849,846 as of December 31, 2023, resulting in a remaining balance of $150,154 maturing December 31, 2023. Lease receivable increased by $0.6 million primarily due to increased sales under the Company’s subscription model during 2023. The Company determines if an allowance for doubtful accounts by regularly evaluating notes receivable and individual customer lease receivables, by considering a customer’s financial condition, credit history, and current economic conditions. The Company recorded an allowance of $5,000 and $-0- for the years ended December 31, 2023 and 2022. Other receivables relate to a related party receivable further described in Note 19.

NOTE 5. INVENTORIES

Inventories consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw material and component parts– video solutions segment	$3,044,653	$4,509,165
Work-in-process– video solutions segment	20,396	3,164
Finished goods – video solutions segment	4,623,489	6,846,091
Finished goods – entertainment segment	699,204	970,527
Subtotal	8,387,742	12,328,947
Reserve for excess and obsolete inventory– video solutions segment	(4,355,666)	(5,230,261)
Reserve for excess and obsolete inventory – entertainment segment	(186,795)	(259,280)
Total inventories	$3,845,281	$6,839,406

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $42,797 and $171,071 as of December 31, 2023 and 2022, respectively.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Prepaid inventory	$5,318,939	$6,110,321
Prepaid advertising	612,292	1,931,628
Other	435,137	424,464
Total prepaid expenses	$6,366,368	$8,466,413

Prepaid expenses decreased by approximately $2.1 million primarily due to a decline in prepaid inventory purchases and advertising in 2023.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2023 and 2022:

	Estimated Useful Life	December 31, 2023	December 31, 2022
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	2,065,092	2,048,169
Warehouse and production equipment	3-7 years	29,055	51,302
Demonstration and tradeshow equipment	3-7 years	87,987	72,341
Building improvements	5-7 years	1,328,654	1,334,374
Total cost		8,787,559	8,782,957
Less: accumulated depreciation and amortization		(1,503,857)	(884,271)

Net property, plant and equipment		$7,283,702	$7,898,686

Depreciation and amortization of property, plant and equipment aggregated $711,103 and $614,121 for the years ended December 31, 2023 and 2022, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income. The Company retired fixed assets during 2023 totaling $89,562 resulting in no gain or loss for the year ended December 31, 2023 on the Company’s Consolidated Statement of Operations. The Company retired fixed assets during 2022 totaling $549,104 resulting in a gain on sale of assets of $212,831 for the year ended December 31, 2022 on the Company’s Consolidated Statement of Operations.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$225,545	$89,887	$135,658	$211,183	$80,378	$130,805
Patents and trademarks (video solutions segment)	483,521	266,403	217,118	472,077	305,021	167,056
Sponsorship agreement network (entertainment segment)	5,600,000	2,613,333	2,986,667	5,600,000	1,493,333	4,106,667
SEO content (entertainment segment)	600,000	350,000	250,000	600,000	200,000	400,000
Personal seat licenses (entertainment segment)	180,081	14,004	166,077	180,081	8,001	172,080
Website enhancements (entertainment segment)	13,500	—	13,500	—	—	—
Client agreements (revenue cycle management segments)	999,034	226,768	772,266	999,034	126,864	872,170
	8,101,681	3,560,395	4,541,286	8,062,375	2,213,597	5,848,778

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,367,514	—	11,367,514	11,367,514	—	11,367,514
Trade name (entertainment segment)	600,000	—	600,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	1,622	—	1,622	56,678	—	56,678

Total	$20,070,817	$3,560,395	$16,510,422	$20,086,567	$2,213,597	$17,872,970

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the years ended December 31, 2023 and 2022 was $1,507,134 and $1,562,558, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31, 2023, and thereafter is as follows:

Year ending December 31:
2024	$1,502,013
2025	1,409,517
2026	904,979
2027	112,965
2028 and thereafter	611,810
$4,541,284

NOTE 9. OTHER ASSETS

Other assets were the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Lease receivable	$6,095,050	$4,700,923
Sponsorship network	—	116,828
Restricted Cash	97,600	—
Other	404,382	337,930
Total other assets	$6,597,032	$5,155,681

NOTE 10. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2023	December 31, 2022
Economic injury disaster loan (EIDL)	$147,781	$150,000
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	129,651	388,955
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	58,819	176,456
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	208,083
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	4,346
Revolving Loan Agreement	4,880,000	—
Commercial Extension of Credit- Entertainment Segment	87,928	—
Merchant Advances	1,350,000	—
Unamortized debt issuance costs	(540,429)	—
Debt obligations	6,113,750	927,840
Less: current maturities of debt obligations	1,260,513	485,373
Debt obligations, long-term	$4,853,237	$442,467

Debt obligations mature as follows as of December 31, 2023:

December 31, 2023
2024	$1,260,513
2025	4,712,154
2026	3,542
2027	3,677
2028 and thereafter	133,864

Total	$6,113,750

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

The Company made principal payments of $2,219 and $-0- for the years ended December 31, 2023 and 2022 and recorded interest expense of $5,606 in 2023.

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

The June Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $232,134. The estimated fair value of the June Contingent Note at December 31, 2023 is $58,819, representing a decrease in its estimated fair value of $117,637 as compared to its estimated fair value as of December 31, 2022. This reduction only relates to the principal payments made for the year ended December 31, 2023. Therefore, the Company recorded a gain of $-0- and $27,139 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $552,256. The estimated fair value of the August Contingent Note at December 31, 2023 is $129,651, representing a decrease in its estimated fair value of $259,303 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the year ended December 31, 2023. Therefore, the Company recorded a loss of $-0- and $31,907 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

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

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. Principal payments, since its inception, on this contingent consideration promissory note totaled $153,769. The estimated fair value of the January Contingent Note at December 31, 2023 is $-0-, representing a decrease in its estimated fair value of $208,083 as compared to its estimated fair value as of December 31, 2022, of which $32,936 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $175,146 and $421,085 in the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. The estimated fair value of the February Contingent Note at December 31, 2023 is $-0-, representing a decrease in its estimated fair value of $4,347 as compared to its estimated fair value as of December 31, 2022, of which $1,584 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $2,763 and $100,654 in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

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

The contingent consideration earn-out is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration earn-out at its estimated fair value of $3,700,000 at the acquisition date. Management determined that the actual Measurement Period EBITDA generated by TicketSmarter was less than 70% of the Projected EBITDA threshold. Therefore, no TicketSmarter Earn-Out payments amounts were due under the agreement. Therefore, the fair value of the contingent consideration earn-out agreement was reduced to zero, and the resulting gain of $-0- and $-0- was reported in our Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, respectively.

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

During the year ended December 31, 2023, the Entertainment segment drew an additional $455,643 on this agreement, with the principal balance never exceeding $1,000,000. During the year ended December 31, 2023, the Company’s Entertainment segment had repaid $1,367,715 towards the principal on the loan through remittances and had an outstanding balance of $87,928.

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

On October 26, 2023, the Company entered into a Revolving Loan Agreement of which a portion of the net proceeds were used to repay the principal amount of the Convertible debt. The Company made an aggregate payment of $3,162,500 from the proceeds, inclusive of fees to retire the convertible notes. In 2023, the Company amortized $2,169,545 in debt issuance costs associated with the convertible notes and expensed the remaining balance of $731,819 upon extinguishment of the notes. As a result a loss on extinguishment of debt totaling $1,019,319 was recorded in our Consolidated Statements of Operations for the year ended December 31, 2023. The warrants associated with the convertible debt remain outstanding.

Revolving Loan Agreement

On October 26, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and between the Company, Digital Ally Healthcare, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Digital Ally Healthcare” and, together with the Company, the “Borrower”), and Kompass Kapital Funding, LLC, a Kansas limited liability company (“Kompass”). In connection with the Loan Agreement, on October 26, 2023, the Company entered into a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Mortgage”) by and between the Company, as grantor, and Kompass, as grantee, and issued a Revolving Note (the “Revolving Note”) to Kompass. The gross proceeds to the Company are $4,880,000 before repaying those certain Senior Secured Convertible Notes issued on April 5, 2023 in the aggregate amount of $3,162,500 and paying customary fees and expenses.

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

The Company entered into the Mortgage to secure its obligations under the Loan Agreement. The property mortgaged under the Mortgage consists of the Mortgaged Property. The Mortgage contains customary covenants, representations and warranties by the Company. In addition, the Company recorded debt issuance costs of $188,255. During the year ended December 31, 2023, the Company amortized $16,997 of debt discount under interest expense, compared to $-0- for the year ended December 31, 2022.

Merchant Cash Advances

In November 2023, the Company obtained a short-term merchant advance, which totaled $1,050,000, from a single lender to fund operations. These advances included origination fees totaling $50,000 for net proceeds of $1,000,000. The advance is, for the most part, is secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,512,000 to the lender. During 2023, the Company made repayments totaling $162,000 and $1,350,000 remained outstanding, which is expected to be repaid in 2024.

During the year ended December 2023 the Company amortized $142,829 of debt discount under interest expense, compared to $-0- for year ended December 31, 2022.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,369,738	$1,369,738
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	188,470	188,470
	$—	$—	$1,558,208	$1,558,208

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	777,840	777,840
	$—	$—	$777,840	$777,840

The following table represents the change in Level 3 tier value measurements:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2022	$777,840	$—

Issuance of warrant derivative liabilities	—	3,216,380

Change in fair value of warrant derivative liabilities	—	(1,846,642)

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(411,460)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	(177,910)	—

Balance, December 31, 2023	$188,470	$1,369,738

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accrued warranty expense	$17,699	$15,694
Accrued litigation costs	2,040,292	247,984
Accrued sales commissions	87,421	55,000
Accrued payroll and related fringes	367,826	504,020
Accrued sales returns and allowances	117,713	118,026
Accrued taxes	150,981	46,408
Accrued interest - related party	95,031	—
Customer deposits	219,462	—
Other	172,905	103,835
	$3,269,330	$1,090,967

Accrued warranty expense was comprised of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning balance	$15,694	$13,742
Provision for warranty expense	63,980	71,734
Charges applied to warranty reserve	(61,975)	(69,782)

Ending balance	$17,699	$15,694

NOTE 13. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2023, and 2022 are as follows:

	2023	2022
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2023, and 2022 to the Company’s effective tax rate is as follows:

	2023	2022
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	6.0%	6.0%
Stock based compensation	4.3%	(1.5)%
Change in valuation reserve on deferred tax assets	(28.8)%	(91.2)%
Termination of warrant derivative liabilities	—%	57.0%
Contingent consideration for acquisition	(3.0)%	4.1%
Extinguishment of convertible debt	3.2%	—%
Other, net	(2.7)%	4.6%

Income tax (provision) benefit	—%	—%

The effective tax rate for the years ended December 31, 2023, and 2022 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2023, primarily because of the current year operating losses.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Stock-based compensation	$305,000	$510,000
Start-up costs	110,000	110,000
Inventory reserves	1,120,000	1,355,000
Uniform capitalization of inventory costs	115,000	70,000
Allowance for doubtful accounts receivable	50,000	40,000
Property, plant and equipment depreciation	230,000	290,000
Deferred revenue	2,535,000	1,965,000
Accrued litigation reserve	500,000	60,000
Accrued expenses	35,000	50,000
Net operating loss carryforward	35,365,000	27,940,000
Research and development tax credit carryforward	1,795,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	95,000	95,000

Total deferred tax assets	42,485,000	34,510,000
Valuation reserve	(41,610,000)	(34,200,000)

Total deferred tax assets	875,000	310,000
Deferred tax liabilities:
Warrant derivative liabilities	(455,000)	—
Intangible assets	(265,000)	(165,000
Domestic international sales company	(155,000)	(145,000)

Total deferred tax liabilities	(875,000)	(310,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $41,610,000 and $34,200,000 as of December 31, 2023, and 2022, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred operating losses in 2023 and 2022 and it continues to be in a three-year cumulative loss position at December 31, 2023 and 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $7,870,000 but continue to fully reserve its deferred tax assets at December 31, 2023. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of December 31, 2023, the Company had available approximately $140,940,000 of Federal net operating loss carry-forwards available to offset future taxable income generated. Such tax net operating loss carry-forwards expire between 2025 and 2043, with $91,352,000 of the tax net operating loss carry-forwards have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. In addition, the Company had research and development tax credit carry-forwards totaling $1,794,000 available as of December 31, 2023, which expire between 2024 and 2040.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that due to ownership changes which have occurred, approximately $765,000 of its net operating loss and $175,000 of its research and development tax credit carry-forwards are currently subject to an annual limitation of approximately $1,151,000 and may be further limited by additional ownership changes which may occur in the future. As stated above, the net operating loss and research and development credit carry-forwards expire between 2024 and 2039, allowing the Company to potentially utilize all of the limited net operating loss carry-forwards during the carry-forward period.

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

The effective tax rate for the years ended December 31, 2023, and 2022 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2023, primarily because of the current year operating losses.

The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2019 and all prior tax years.

NOTE 14. OPERATING LEASE

The Company entered into an operating lease with a third party in October 2019 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,598 with a maturity date of October 2023. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The lease for the Company’s copier operating lease expired and was renewed in October 2023.

The Company entered into an operating lease with a third party in October 2023 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,786 with a maturity date of October 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2023 was forty-six months.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2023 was thirty-six months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office operating lease as of December 31, 2023 was seven months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from $7,436 to $8,877 thereafter, with a termination date in March 2030. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining term for the Company’s office operating lease was seventy-five months as of December 31, 2023.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease terms include monthly payments ranging from $7,211 to $7,364 thereafter, with a termination date of December 2022. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on September 1, 2021. The Company currently rents this space on a month-to-month basis with intentions to relocate upon the identification of suitable space.

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The remaining lease term for the Company’s office and warehouse operating lease as of December 31, 2023, was seventeen months.

Lease expense related to the office spaces and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $534,830 for the year ended December 31, 2023.

The weighted-average remaining lease term related to the Company’s lease liabilities as of December 31, 2023 and December 31, 2022 was 4.5 years and 3.3 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2023:

Assets:
Operating lease right of use assets	$1,053,159

Liabilities:
Operating lease obligations-current portion	279,538
Operating lease obligations-less current portion	827,836
Total operating lease obligations	$1,107,374

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2024	$358,424
2025	311,849
2026	293,300
2027	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,316,085
Imputed interest	(208,711)
Total operating lease liability	$1,107,374

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

As of December 31, 2023, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) was approximately $1.8 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

General

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $207,463 and $223,084 for the years ended December 31, 2023 and 2022, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 16. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $452,071 and $1,282,757 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of common stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of December 31, 2023 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of December 31, 2023 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of December 31, 2023. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of December 31, 2023.

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

The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of December 31, 2023.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2023 and 2022 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	54,303	$47.40
Granted	1,250	19.60
Exercised	—	—
Forfeited	(1,603)	(80.80)
Outstanding at December 31, 2022	53,950	$45.80
Exercisable at December 31, 2022	53,950	$45.80

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	53,950	$45.80
Granted	—	—
Exercised	—	—
Forfeited	(350)	(83.20)
Outstanding at December 31, 2023	53,600	$45.55
Exercisable at December 31, 2023	53,600	$45.55

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the year ended December 31, 2023 and 2022 was $-0- and $22,768, respectively.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the years ended December 31, 2023 and 2022:

	2023	2022
	Assumptions	Assumptions
Volatility – range	—	111.67%
Risk-free rate	—	1.81%
Expected term	—	10.0 years
Exercise price	—	$19.60

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2023:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	6.6 years	37,000	6.6 years
$50.00 to $69.99	15,100	4.5 years	15,100	4.5 years
$70.00 to $89.99	1,500	2.4 years	1,500	2.4 years

	53,600	5.9 years	53,600	5.9 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2023 and 2022 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2022	52,869	$37.40
Granted	60,750	14.67
Vested	(31,244)	(34.73)
Forfeited	(3,250)	(21.20)
Nonvested balance, December 31, 2022	79,125	$21.73

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2023	79,125	$21.73
Granted	35,000	5.00
Vested	(56,625)	(21.29)
Forfeited	(3,625)	(22.41)
Nonvested balance, December 31, 2023	53,875	$11.27

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of December 31, 2023, there was $140,573 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-eight months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2024	27,750
2025	19,000
2026	4,125
2027	2,000
2028	1,000

NOTE 17. COMMON STOCK PURCHASE WARRANTS

2021 Purchase Warrants

The Company has issued Common Stock purchase warrants in conjunction with various debt and equity issuances. The warrants are either immediately exercisable or have a delayed initial exercise date, no more than nine months from their respective issue date and allow the holders to purchase up to 1,148,286 shares of common stock at $5.50 to $52.00 per share as of December 31, 2023. The warrants expire from July 31, 2023 through April 5, 2028 and under certain circumstances allow for cashless exercise.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of December 31, 2023:

	Issuance date assumptions	December 31, 2023 assumptions
Volatility - range	106.0%	$105.4%
Risk-free rate	3.36%	3.84%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.3 years
Exercise price	5.50 – 7.50	5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2023 and 2022:

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2022	1,300,430	$64.80
Granted	—	—
Exercised	—	—
Cancelled	(1,232,971)	(65.08)
Vested Balance, December 31, 2022	67,459	$60.26

	Warrants	Weighted average exercise price
Vested Balance, January 1, 2023	67,459	$60.26
Granted	1,125,000	6.50
Exercised	—	—
Forfeited/cancelled	(67,459)	(60.26)
Vested Balance, December 31, 2023	1,125,000	$6.50

The total intrinsic value of all outstanding warrants aggregated $-0- as of December 31, 2023 and 2022, and the weighted average remaining term was 51.2 and 3.9 months as of December 31, 2023 and 2022, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of December 31, 2023:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$5.50	375,000	4.3 years
$6.50	375,000	4.3 years
$7.50	375,000	4.3 years

	1,125,000	4.3 years

NOTE 18 - STOCKHOLDERS’ EQUITY

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

Cancellation of Restricted Stock

During the year ended December 31, 2023, the Company cancelled 3,625 shares for various reasons.

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

Period	Total Number of Shares Purchased	Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 2021	86,742	$22.80	86,742	—
January 2022	34,855	22.20	34,855	—
February 2022	34,649	22.40	34,649	—
March 2022	24,298	21.20	24,298	—
April 2022	29,774	22.80	29,774	—
May 2022	35,846	21.60	35,846	—
June 2022	26,878	19.20	26,878	—
Total all plans	273,042	$22.00	273,042	$3,998,398

On June 30, 2022, the board of directors of the Company elected to terminate the Program, effective immediately. The Program began in December 2021, with the Company purchasing a total of 273,042 shares at a cost of $6,001,602 through June 30, 2022.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $224,598 and $407,933 for the year ended December 31, 2023 and 2022, respectively.

Conversion of Convertible Note

During the year ended December 31, 2023, pursuant to the Convertible Note, the Purchasers elected to convert $125,000 principal, at the fixed price of $5.00 per share of common stock, 25,000 shares valued at $119,750.

Cancellation of Common Stock

During the year ended December 31, 2023, the Company cancelled 3,625 shares for various reasons.

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

On January 27, 2022, the board of directors appointed Christian J. Hoffmann, III as a member of the Board, effective immediately. Mr. Hoffmann is a principal owner and manager of Nobility, LLC which is currently the managing member of our consolidated subsidiary Nobility Healthcare, LLC.

The Company has advanced a total of $158,384 in the form of a working capital loan to Nobility, LLC in order to fund capital expenditures necessary for the initial growth of the joint venture during 2022. The outstanding balance of the working capital loan was $-0- as of December 31, 2023. The Company paid distributions to the noncontrolling in consolidated subsidiary totaling $-0- and $15,692, for the years ended December 31, 2023 and 2022, respectively.

The Company also accrued reimbursable expenses payable to Nobility, LLC totaling $619,301 and $265,241 for the years ended December 31, 2023 and 2022 and management fees in accordance with the operating agreement of $49,014 and $36,502 for the years ended December 31, 2023 and 2022.

On August 1, 2022, Mr. Hoffmann resigned as a member of the Board, effective immediately. He remains as a principal owner and manager of Nobility, LLC.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, contributed cash in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was contributed to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of December 31, 2023, the entire TicketSmarter Related Party note is $2,700,000, is classified as current, with an accrued interest balance of $95,031. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

NOTE 20. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders	$(25,688,547)	$(21,666,691)

Denominator for basic loss per share – weighted average shares outstanding	2,784,894	2,548,549
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,784,894	2,548,549

Net loss per share:
Basic	$(9.22)	$(8.50)
Diluted	$(9.22)	$(8.50)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2023 and 2022, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$457,079	$114,270	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$206,955	$48,290	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2023	Estimated useful life
Identifiable intangible assets:
Client agreements	$335,000	$64,208	10 years

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives in years as of the date of acquisition:

	Cost	Amortization through December 31, 2023	Estimated useful life
Identifiable intangible assets:
Trademarks	$600,000	$—	indefinite
Sponsorship agreement network	5,600,000	2,613,333	5 years
Search engine optimization/content	600,000	350,000	4 years

	$6,800,000	$2,963,333

For the period from the date of the TicketSmarter Acquisition to December 31, 2021, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2021, which resulted in adjustments to the preliminary allocation of the purchase price. These adjustments primarily related to estimated identifiable intangible asset fair values (primarily related to the sponsorship agreement network), the estimated fair value of the contingent earn-out agreement liability and goodwill. There were no adjustments to the allocation of the purchase price during the year ended December 31, 2023.

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

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022
Net Revenues:
Video Solutions	$7,471,285	$8,252,288
Revenue Cycle Management	6,713,678	7,886,107
Entertainment	14,063,381	20,871,500
Total Net Revenues	$28,248,344	$37,009,895

Gross Profit (loss):
Video Solutions	$1,290,509	$(1,250,277)
Revenue Cycle Management	2,772,271	3,303,477
Entertainment	1,699,704	268,741
Total Gross Profit	$5,762,484	$2,321,941

Operating Income (loss):
Video Solutions	$(7,135,584)	$(9,278,721)
Revenue Cycle Management	292,543	357,705
Entertainment	(3,646,770)	(7,369,241)
Corporate	(11,750,742)	(13,443,001)
Total Operating Income (Loss)	$(22,240,553)	$(29,733,258)

Depreciation and Amortization:
Video Solutions	$836,699	$769,228
Revenue Cycle Management	104,352	128,082
Entertainment	1,277,186	1,279,369
Total Depreciation and Amortization	$2,218,237	$2,176,679

Assets (net of eliminations):
Video Solutions	$26,396,559	$28,509,706
Revenue Cycle Management	2,260,376	2,201,570
Entertainment	6,324,211	11,190,491
Corporate	12,047,663	14,766,295
Total Identifiable Assets	$47,028,809	$56,668,062

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $4,355,666 and $5,230,261 and a reserve for the entertainment segment of $186,795 and $259,280 as of December 31, 2023 and 2022.

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

Note 24. SUBSEQUENT EVENTS

2023 Issuance of Restricted Common Stock

On January 31, 2024, the Compensation Committee of the Board of Directors (the “Committee”) awarded Stanton E. Ross 20,000 shares of restricted common stock, half of these share will vest on January 31, 2025 and half on January 1, 2026, or in full at the completion of the previously disclosed Transaction entered into by the Company’s wholly-owned subsidiary, Kustom Entertainment, pursuant to the Merger Agreement with Clover Leaf, and the Company, whichever occurs first, provided that he remains an officer on such dates. Peng Han was awarded 15,000 shares of restricted common stock that will vest 3,000 shares on January 31, 2024, January 31, 2025, January 31, 2026, January 31, 2027 and January 31, 2028, or in full at the completion of the Transaction, whichever occurs first, provided that he remains an officer on such dates.

Resignation of Michael J. Caulfield

On January 31, 2024, Michael J. Caulfield notified the Board of Directors (the “Board”) of Digital Ally, Inc. (the “Company”) that he resigns as a director of the Board, effective immediately.

Country Stampede Acquisition

On March 1, 2024, Kustom 440, entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with JC Entertainment, LLC, a Kansas limited liability company (“JC Entertainment”). Pursuant to the Acquisition Agreement, Kustom 440 acquired certain assets associated with a music entertainment event (“Country Stampede”), including all intellectual property arising out of and relating to Country Stampede (“Country Stampede Intellectual Property”) and certain contracts in which JC Entertainment is a party to host and operate the 2024 Country Stampede (the “Assumed Contracts”, and together with the Country Stampede Intellectual Property, the “Purchased Assets”).

Senior Secured Promissory Note

On March 1, 2024, the Company entered into a Note Purchase Agreement (the “Note Agreement”), by and between the Company, Kustom Entertainment (together with the Company, the “Borrowers”), and Mosh Man, LLC, a New Jersey limited liability company (the “Purchaser”), pursuant to which the Borrowers issued to the Purchaser a Senior Secured Promissory Note (the “Note”) with a principal amount of $1,425,000. In connection with the Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”) by and between the Borrowers, as grantor, and the Purchaser, as grantee. The gross proceeds to the Company are $1,000,000, before paying customary fees and expenses.

Pursuant to the Note, the Borrowers shall repay the Note, in full, on the earlier of (i) November 1, 2024, and (ii) the consummation of the merger between Kustom Entertainment and Clover Leaf pursuant to the Merger Agreement among the Company, Kustom Entertainment, Clover Leaf Capital Corp., Yntegra Capital Investments LLC and CL Merger Sub, dated as of June 1, 2023. The Borrowers shall pay in arrears in cash an amount equal to 50% of revenues from all ticket sales generated by Kustom Entertainment, up nine thousand tickets sold, and thereafter equal to 10% of all revenues from all ticket sales until the earlier of the date on which the Note is repaid in full or the Maturity Date. The Note bears interest at a rate of 1.58% per month. The Borrowers have the right, but not the obligation, under the Note to prepay the Note, upon written notice to the Purchaser, by payment in full of the entire outstanding principal balance plus interest. Upon a change of control of either Borrower or a sale or all or substantially all of either Borrower’s assets, the Purchaser may require the Borrowers to repay the Note, upon written notice to the Borrowers, by payment in full of the entire outstanding principal balance plus interest. In addition, upon the receipt of proceeds from any financing or extraordinary receipts, the Borrowers are required to repay the Note as follows: (A) if the aggregate proceeds of all such financings and extraordinary receipts are less than $3,000,000, the Borrowers shall prepay an amount equaling to 50% of the outstanding principal of the Note, and (B) if the aggregate proceeds of all such financings and extraordinary receipts are equal to or greater than $3,000,000, the Borrowers shall prepay the Note in full.

Pursuant to the Security Agreement, the Borrowers’ obligations under the Note and Agreement are secured by substantially all of the assets of the Borrowers, other than any real property.

Notice of Failure to Satisfy a Continued Listing Rule

On March 14, 2024, the Nasdaq Listing Qualifications staff notified Digital Ally, Inc. (the “Company”), that due to resignation of Mr. Michael J. Caulfield from the Company’s board of directors (the “Board”) effective on January 31, 2024, the Company no longer complies with the audit committee and compensation committee requirements as set forth in Listing Rule 5605 of The Nasdaq Stock Market LLC (“Nasdaq”), including the requirements that there are at least three independent directors on the Company’s audit committee and at least two independent directors on the Company’s compensation committee.

The notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, the Company is provided a cure period until the earlier of the Company’s next annual shareholders’ meeting (or July 29, 2024 if the next shareholders’ meeting will be held before July 29, 2024) or January 31, 2025 (the “Cure Period”). If the Company does not regain compliance by within the Cure Period, Nasdaq will provide written notice that the Company’s common stock, par value $0.001 per share, will be subject to delisting from the Nasdaq Capital Market, at which time, the Company may appeal the delisting determination to a Hearings Panel.

The management of the Company has resolved to take commercially reasonable steps to fill the vacancy on the Board with a new director who qualifies as independent under the Nasdaq Listing Rules as soon as is practical and anticipates regaining compliance during the Cure Period. However, there can be no assurance that the Company will be able to satisfy Nasdaq Listing Rule 5605 or will otherwise be in compliance with other Nasdaq listing criteria.

Business Combination

In February 2024, Kustom Entertainment and Clover Leaf announced the filing of Amendment No. 2 to a Registration Statement on Form S-4 by Clover Leaf with the SEC on February 5, 2024, relating to the previously announced proposed Business Combination.

