Form 10-Q
period 2024-03-31
DIGITAL ALLY, INC.
filed 2024-05-17
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2024
Common Stock, $0.001 par value per share	2,879,826

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$927,861	$680,549
Accounts receivable – trade, net of $234,727 allowance – March 31, 2024 and $200,668 – December 31, 2023	1,207,752	1,584,662
Other receivables, net of $25,000 allowance – March 31, 2024 and $5,000 – December 31, 2023	3,213,740	3,107,634
Inventories, net	3,148,689	3,845,281
Prepaid expenses	6,575,013	6,366,368

Total current assets	15,073,055	15,584,494

Property, plant, and equipment, net	6,207,795	7,283,702
Goodwill and other intangible assets, net	16,625,032	16,510,422
Operating lease right of use assets, net	925,128	1,053,159
Other assets	6,333,185	6,597,032

Total assets	$45,164,195	$47,028,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,212,697	$10,732,089
Accrued expenses	3,137,144	3,269,330
Current portion of operating lease obligations	225,960	279,538
Contract liabilities – current portion	3,299,714	2,937,168
Notes payable – related party – current portion	2,700,000	2,700,000
Debt obligations – current portion	2,403,029	1,260,513
Warrant derivative liabilities	1,718,629	1,369,738
Income taxes payable	—	61

Total current liabilities	24,697,173	22,548,437

Long-term liabilities:
Debt obligations – long term	4,875,831	4,853,237
Operating lease obligation – long term	749,718	827,836
Contract liabilities – long term	7,285,206	7,340,459
Lease Deposit	10,445	10,445

Total liabilities	37,618,373	35,580,414

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 2,879,826 shares issued – March 31, 2024 and 2,800,754 shares issued – December 31, 2023	2,880	2,801
Additional paid in capital	128,481,699	128,441,083
Noncontrolling interest in consolidated subsidiary	661,044	673,292
Accumulated deficit	(121,599,801)	(117,668,781)

Total stockholders’ equity	7,545,822	11,448,395

Total liabilities and stockholders’ equity	$45,164,195	$47,028,809

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue:
Product	$1,565,846	$2,453,810
Service and other	3,963,505	5,243,380

Total revenue	5,529,351	7,697,190

Cost of revenue:
Product	1,567,393	2,301,100
Service and other	2,438,259	3,851,298

Total cost of revenue	4,005,652	6,152,398

Gross profit	1,523,699	1,544,792

Selling, general and administrative expenses:
Research and development expense	487,466	934,939
Selling, advertising and promotional expense	761,118	1,847,489
General and administrative expense	3,914,149	4,935,170

Total selling, general and administrative expenses	5,162,733	7,717,598

Operating loss	(3,639,034)	(6,172,806)

Other income (expense):
Interest income	19,356	15,477
Interest expense	(648,567)	(5,664)
Other income	27,602	25,393
Change in fair value of warrant derivative liabilities	(348,891)	—
Change in fair value of contingent consideration promissory notes and earn-out agreements	—	158,021
Gain on extinguishment of liabilities	682,345	—
Gain on sale of intangibles	5,582	—
Loss on sale of property, plant and equipment	(41,661)	—

Total other income	(304,234)	193,227

Income (loss) before income tax benefit	(3,943,268)	(5,979,579)
Income tax benefit	—	—

Net loss	(3,943,268)	(5,979,579)

Net (income) loss attributable to noncontrolling interests of consolidated subsidiary	12,248	(126,239)

Net loss attributable to common stockholders	$(3,931,020)	$(6,105,818)

Net loss per share information:
Basic	$(1.37)	$(2.22)
Diluted	$(1.37)	$(2.22)

Weighted average shares outstanding:
Basic	2,861,229	2,751,662
Diluted	2,861,229	2,751,662

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid In	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	deficit	Total
Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	448,694	$(91,980,234)	$36,340,523

Stock-based compensation	—	—	114,848	—	—	114,848
Restricted common stock grant	35,000	35	(35)	—	—	—
Issuance due to rounding from reverse stock split	54	—	—		—	—
Net Income (loss)	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	2,756	127,984,155	574,933	(98,086,052)	30,475,792

Balance, December 31, 2023	2,800,754	$2,801	$128,441,083	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	80,197	80	(80)	—	—	—
Restricted common stock forfeitures	(1,125)	(1)	1	—	—	—
Net Income (loss)	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	2,879,826	$2,880	$128,481,699	$661,044	$(121,599,801)	$7,545,822

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash Flows from Operating Activities:
Net loss	$(3,943,268)	$(5,979,579)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	550,991	543,110
Loss on sale of property, plant and equipment	41,661	—
Gain on sale of intangible	(5,582)	—
Stock-based compensation	40,695	114,848
Amortization of debt issuance costs	360,330	—
Gain on extinguishment of liabilities	(682,345)	—
Change in fair value of warrant derivative liabilities	348,891	—
Provision for inventory obsolescence	(56,072)	80,434
Provision for doubtful accounts receivable	34,059	29,025
Provision for doubtful lease receivable	20,000	5,000
Change in fair value of contingent consideration promissory note	—	(158,021)

Change in operating assets and liabilities (net of assets and liabilities acquired):
(Increase) decrease in:
Accounts receivable – trade	142,606	(211,201)
Other receivable	(126,106)	1,479,476
Inventories	793,664	837,893
Prepaid expenses	(154,645)	684,403
Operating lease right of use assets	54,137	110,115
Other assets	263,847	(2,445,206)
Increase (decrease) in:
Accounts payable	1,569,346	3,009,912
Accrued expenses	(132,185)	(184,976)
Operating lease obligations	(57,801)	(110,115)
Income taxes payable	(61)	—
Lease deposit	—	10,445
Contract liabilities	19,293	967,561

Net cash used in operating activities	(918,545)	(1,216,876)

Cash Flows from Investing Activities:
Purchases of furniture, fixtures and equipment	(18,467)	(23,657)
Additions to intangible assets	(61,882)	(46,988)
Cash paid for acquisition of Country Stampede	(400,000)	—
Proceeds from sale of intangible assets	90,535	—
Proceeds from sale of property, plant and equipment	550,644	—

Net cash provided by (used in) investing activities	160,830	(70,645)

Cash Flows from Financing Activities:
Proceeds – Merchant Advances – Video Solutions Segment	700,000	—
Proceeds – Merchant Advances – Entertainment Segment	915,000	—
Proceeds – Commercial Extension of Credit – Entertainment Segment	275,000	1,000,000
Payments on Commercial Extension of Credit – Entertainment Segment	(87,928)	(264,166)
Payments on Merchant Advances – Video Solutions Segment	(702,000)	—
Principal payment on EIDL loan	(810)	—
Principal payment on contingent consideration promissory notes	(94,235)	(120,789)

Net cash provided by financing activities	1,005,027	615,045

Net increase (decrease) in cash, cash equivalents, and restricted cash	247,312	(672,476)

Cash, cash equivalents, and restricted cash, beginning of period	778,149	3,532,199

Cash, cash equivalents, and restricted cash, end of period	$1,025,461	$2,859,723

Supplemental disclosures of cash flow information:
Cash payments for interest	$158,517	$6,348

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$80	$35

Restricted common stock forfeitures	$1	$—

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$549,356	$—

Assets acquired in business acquisitions	$605,000	$—

Goodwill acquired in business acquisitions	$225,959	$—

Liabilities assumed in business acquisitions	$288,000	$—

Amounts payable for Country Stampede acquisition	$142,959	$—

Commercial Extension of Credit repaid through accrued revenue – Entertainment Segment	$205,357	$26,977

ROU and lease liability recorded on extension (termination) of lease	$(73,894)	$517,039

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

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The Company has experienced net losses and cash outflows from operating activities since inception. For the three months ended March 31, 2024, the Company had a net loss attributable to common stockholders of $3,931,020, net cash used in operating activities of $918,545, $160,830 provided by investing activities and $1,005,027 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended March 31, 2024, the Company recognized revenue of $241,371 related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	March 31, 2024
	December 31, 2023	Additions/Reclass	Recognized Revenue	March 31, 2024
Contract liabilities, current	$2,937,168	$535,598	$173,052	$3,299,714
Contract liabilities, non-current	7,340,459	13,066	68,319	7,285,206

	$10,277,627	$548,664	$241,371	$10,584,920

	March 31, 2023
	December 31, 2022	Additions/Reclass	Recognized Revenue	March 31, 2023
Contract liabilities, current	$2,154,874	$562,809	$92,813	$2,624,870
Contract liabilities, non-current	5,818,082	868,211	370,646	6,315,647

	$7,972,956	$1,431,020	$463,459	$8,940,517

Sales returns and allowances aggregated $93,170 and $117,713 as of March 31, 2024 and December 31, 2023, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, the recognition of revenue, allowance for doubtful accounts, the estimate of fair value of the lease liabilities and related right of use asset, inventory valuation reserve, fair value of assets and liabilities acquired in a business combination, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less. The following table shows the Company’s cash and cash equivalents by significant investment category as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$769,982	$—	$—	$769,982
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	157,879	—	—	157,879

	$927,861	$—	$—	$927,861

	December 31, 2023
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$545,207	$—	$—	$545,207
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	135,342	—	—	135,342

	$680,549	$—	$—	$680,549

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2024 and December 31, 2023, the uninsured balance amounted to $296,799 and $29,700, respectively.

Restricted Cash:

Restricted cash of $97,600 and $97,600 was included in other assets as of March 31, 2024 and December 31, 2023, respectively. Restricted cash consists of bank deposits that collateralize our debt obligations.

The following table provides a reconciliation of cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$927,861	$680,549
Long-term restricted cash included in other assets	97,600	97,600
Total cash, cash equivalents and restricted cash in the statements of cash flows	$1,025,461	$778,149

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company last assessed potential impairments of its long-lived assets as of December 31, 2023 and concluded that there was no impairment. Subsequent to completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test.

Intangible assets include deferred patent costs, license agreements, trademarks and trade names. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain the exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,938,434	$3,044,653
Work-in-process– video solutions segment	26,091	20,396
Finished goods – video solutions segment	4,180,699	4,623,489
Finished goods – entertainment segment	489,854	699,204
Subtotal	7,635,078	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,315,132)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(171,257)	(186,795)
Total inventories	$3,148,689	$3,845,281

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $51,099 and $42,797 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$146,971	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	64,826	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	29,409	58,819
Revolving Loan Agreement	4,880,000	4,880,000
Commercial Extension of Credit- Entertainment Segment	69,643	87,928
Merchant Advances – Video Solutions Segment	1,348,000	1,350,000
Merchant Advances – Entertainment Segment	1,425,000	—
Unamortized debt issuance costs	(684,989)	(540,429)
Debt obligations	7,278,860	6,113,750
Less: current maturities of debt obligations	2,403,029	1,260,513
Debt obligations, long-term	$4,875,831	$4,853,237

Debt obligations mature as follows as of March 31, 2024:

March 31, 2024
2024	$2,402,188
2025	4,735,589
2026	3,542
2027	3,677
2028 and thereafter	133,864

Total	$7,278,860

2020 Small Business Administration Notes.

On May 12, 2020, the Company received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the recently enacted CARES Act. The EIDL is evidenced by a secured promissory note, dated May 8, 2020, in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments began in November 2022, after being deferred for thirty months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the SBA a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property.

The Company made principal payments of $810 during the three months ended March 31, 2024 and recorded interest expense of $1,383.

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $261,543. The estimated fair value of the June Contingent Note at March 31, 2024 is $29,409, representing a reduction in its estimated fair value of $29,409 as compared to its estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the three months ended March 31, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three months ended March 31, 2024.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $617,082. The estimated fair value of the August Contingent Note at March 31, 2024 is $64,826, representing a decrease in its estimated fair value of $64,826 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the three months ended March 31, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the three months ended March 31, 2024.

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

Lender shall retain 25% of each remittance owed to Borrower under the terms of the Private Label Agreement. Such remittances shall include regular weekly remittances and any additional incentive payments to which the Borrower may be entitled. The 25% withholding of the Borrower’s applicable remittance shall be deemed a “Payment” under the terms of this Note, and Payments shall continue until the earlier of (i) repayment of the Principal Sum, accrued Interest, and a fee of $35,000 or (ii) expiration of the Private Label Agreement on December 31, 2023.

During the three months ended March 31, 2024, the Entertainment segment Company’s Entertainment segment repaid the outstanding principal of $87,928 and did not renew this agreement.

2024 Commercial Extension of Credit

On January 22, 2024, the Company’s Entertainment segment entered into an extension of credit in the form of a loan to use in marketing and operating its business in accordance with the Ticket Solution Agreement. The Lender, Ticket Evolution, Inc., agreed to extend, subject to the conditions hereof, and Borrower agreed to take, a Loan for Principal Sum of $75,000 with monthly advances of $100,000.

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The total advances received for the three months ended March 31, 2024 were $275,000 and payments made totaled $205,357. The outstanding balance as of March 31, 2024 was $69,643.

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

The Company recognized the full warrant derivative value, with the remaining amount being allocated to the debt obligation. As the warrant derivative value exceeded the net proceeds from the issuance, the excess amount is recognized as a loss on the date of the issue date. Thus, the Company recorded a loss of $576,380 as an interest expense on the date of issuance relating to the Notes. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the Notes:

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

Revolving Loan Agreement

On October 26, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and between the Company, Digital Ally Healthcare, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Digital Ally Healthcare” and, together with the Company, the “Borrower”), and Kompass Kapital Funding, LLC, a Kansas limited liability company (“Kompass”). In connection with the Loan Agreement, on October 26, 2023, the Company entered into a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Mortgage”) by and between the Company, as grantor, and Kompass, as grantee, and issued a Revolving Note (the “Revolving Note”) to Kompass. The gross proceeds to the Company were $4,880,000 before repaying those certain Senior Secured Convertible Notes issued on April 5, 2023 in the aggregate amount of $3,162,500 and paying customary fees and expenses.

Pursuant to the Loan Agreement, Kompass agreed to make revolving loans (the “Revolving Loans”) available to the Borrower as the Borrower may from time to time request until, but not including, October 26, 2025, and in such amounts as the Borrower may from time to time request, provided, however, that the aggregate principal balance of the Revolving Loans outstanding at any time shall not exceed the lesser of $4,880,000 or an amount equal to eighty percent of the value of the mortgaged property, which consists of the real property owned by the Company having an address of 14001 Marshall Drive, Lenexa, KS 66215 (the “Mortgaged Property”). Under the Loan Agreement, the Revolving Loans made by Kompass may be repaid and, subject to customary terms and conditions, borrowed again up to, but not including October 26, 2025, unless the Revolving Loans are otherwise accelerated, terminated or extended as provided in the Loan Agreement. The Revolving Loans shall be used by the Borrower for the purpose of working capital and to retire existing debt. Under the Loan Agreement, the Borrower is required to provide written notice to Kompass prior to creating, assuming or incurring any debt or becoming liable, whether as endorser, guarantor, surety or otherwise, for any debt or obligation of any other party. While obligations remain outstanding under the Loan Agreement, the Borrower is required to maintain a minimum balance of $97,600 in a reserve account (the “Capital Reserve Account”). Under the Loan Agreement, the Borrower is prohibited from creating, assuming, incurring or suffering or permitting to exist any lien of any kind or character upon the collateral, which consists of the Mortgaged Property and the Company’s interest in the Capital Reserve Account. The Loan Agreement contains customary covenants, representations and warranties by the Borrower.

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

The Company entered into the Mortgage to secure its obligations under the Loan Agreement. The property mortgaged under the Mortgage consists of the Mortgaged Property. The Mortgage contains customary covenants, representations and warranties by the Company. In addition, the Company recorded debt issuance costs of $188,255. During the three months ended March 31, 2024, the Company amortized $23,435 of debt discount under interest expense.

Merchant Cash Advances – Video Solutions Segment

In November 2023, the Company obtained a short-term merchant advance, which totaled $1,050,000, from a single lender to fund operations. These advances included origination fees totaling $50,000 for net proceeds of $1,000,000. The advance is, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,512,000 to the lender. The loan bears interest at 2.9% per week. During the three months ended March 31, 2024, the Company made repayments totaling $702,000 and received additional proceeds of $700,000. As of March 31, 2024 the outstanding balance was $1,348,000 which is expected to be repaid in 2024.

During the three months ended March 31, 2024 the Company amortized $278,256 of debt discount under interest expense.

Merchant Cash Advances – Entertainment Segment

In March 2024, the Company obtained a short-term merchant advance, which totaled $1,000,000, from a single lender to fund operations. These advances included origination and issuance fees totaling $85,000 for net proceeds of $915,000. The advance is, for the most part, is secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,425,000 to the lender. The loan bears interest at 5.05% per annum. During the three months ended March 31, 2024, the Company made no repayments. As of March 31, 2024 the outstanding balance was $1,425,000 which is expected to be repaid in 2024.

During the three months ended March 31, 2024 the Company amortized $63,750 of debt discount and issuance costs under interest expense.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,718,629	$1,718,629
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	94,235	94,235
	$—	$—	$1,812,864	$1,812,864

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,369,738	$1,369,738
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	188,470	188,470
	$—	$—	$1,558,208	$1,558,208

The following table represents the change in Level 3 tier value measurements for the three months ended March 31, 2024:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2023	$188,470	$1,369,738

Issuance of warrant derivative liabilities	—	—

Change in fair value of warrant derivative liabilities	—	348,891

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(94,235)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	—	—

Balance, March 31, 2024	$94,235	$1,718,629

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued warranty expense	$20,529	$17,699
Accrued litigation costs	2,040,292	2,040,292
Accrued sales commissions	40,000	87,421
Accrued payroll and related fringes	161,763	367,826
Accrued sales returns and allowances	93,170	117,713
Accrued taxes	66,114	150,981
Accrued interest - related party	187,346	95,031
Customer deposits	45,380	219,462
Other	482,550	172,905
	$3,137,144	$3,269,330

Accrued warranty expense was comprised of the following for the three months ended March 31, 2024:

Beginning balance	$17,699
Provision for warranty expense	14,201
Charges applied to warranty reserve	(11,371)

Ending balance	$20,529

NOTE 6. INCOME TAXES

The effective tax rate for the three months ended March 31, 2024 and 2023 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2024, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2024. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $140.9 million (based on its December 31, 2023 tax return) in net operating loss carryforwards to offset future taxable income as of March 31, 2024.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid inventory	$5,570,087	$5,318,939
Prepaid advertising	485,429	612,292
Other	519,497	435,137
Total prepaid expenses	$6,575,013	$6,366,368

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	Estimated Useful Life	March 31, 2024	December 31, 2023
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	826,929	2,065,092
Warehouse and production equipment	3-7 years	239,055	29,055
Demonstration and tradeshow equipment	3-7 years	87,987	87,987
Building improvements	5-7 years	1,328,654	1,328,654
Total cost		7,759,396	8,787,559
Less: accumulated depreciation and amortization		(1,551,601)	(1,503,857)

Net property, plant and equipment		$6,207,795	$7,283,702

Depreciation expense for the three months ended March 31, 2024 and 2023 was $162,712 and $171,631, respectively, and is included in general and administrative expenses.

During the three months ended March 31, 2024 the Company engaged a broker and sold its aircraft for $1,100,000 less closing costs of $1,500. The carrying amount of the aircraft on the date of sale was $1,141,661. As a result of the sale the Company recorded a loss of $41,161 in the Consolidated Statement of Operations.

NOTE 9. OPERATING LEASE

The Company entered into an operating lease with a third party in October 2023 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,786 with a maturity date of October 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of March 31, 2024 was forty-three months.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of March 31, 2024 was thirty-three months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office operating lease as of March 31, 2024 was four months.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from $7,436 to $8,877 thereafter, with a termination date in March 2030. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining term for the Company’s office operating lease was seventy-two months as of March 31, 2024.

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

On January 1, 2022, the Company completed the acquisition of a private medical billing company, through its revenue cycle management segment. Upon completion of this acquisition, the Company became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $4,233 to $4,626, with a termination date of June 2025. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The Company took possession of the leased facilities on January 1, 2022. The Company terminated this lease in January 2024 and reversed the right of use asset and lease liability by $73,894.

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the operating leases was approximately $108,879 during the three months ended March 31, 2023.

The weighted-average remaining lease term related to the Company’s lease liabilities as of March 31, 2023 was 4.5 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2024:

Assets:
Operating lease right of use assets	$925,128

Liabilities:
Operating lease obligations-current portion	$225,960
Operating lease obligations-less current portion	749,718
Total operating lease obligations	$975,678

The components of lease expense were as follows for the three months ended March 31, 2024:

Selling, general and administrative expenses	$108,879

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (April 1, to December 31, 2024)	$225,247
2024	288,720
2025	293,300
2026	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,159,779
Imputed interest	(184,101)
Total operating lease liability	$975,678

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2024 and December 31, 2023:

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended March 31, 2024 and 2023 was $388,278 and $371,478, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

	March 31, 2024			December 31, 2023
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$225,545	$92,525	$133,020	$225,545	$89,887	$135,658
Patents and trademarks (video solutions segment)	483,521	306,702	176,819	483,521	266,403	217,118
Sponsorship agreement network (entertainment segment)	5,600,000	2,893,333	2,706,667	5,600,000	2,613,333	2,986,667
SEO content (entertainment segment)	600,000	387,500	212,500	600,000	350,000	250,000
Personal seat licenses (entertainment segment)	87,679	7,542	80,137	180,081	14,004	166,077
Software	23,653	—	23,653
Website enhancements (entertainment segment)	25,630	1,878	23,752	13,500	—	13,500
Client agreements (revenue cycle management segments)	999,034	251,744	747,290	999,034	226,768	772,266
	8,045,062	3,941,224	4,103,838	8,101,681	3,560,395	4,541,286

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,593,473	—	11,593,473	11,367,514	—	11,367,514
Trade name (entertainment segment)	900,000	—	900,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	27,721	—	27,721	1,622	—	1,622

Total	$20,566,256	$3,941,224	$16,625,032	$20,070,817	$3,560,395	$16,510,422

Year ending December 31:
2024 (April 1, to December 31, 2024)	$1,117,290
2025	1,413,938
2026	909,400
2027	113,600
2028 and thereafter	549,610
$4,103,838

NOTE 11. OTHER ASSETS

Other assets were the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Lease receivable	$5,880,809	$6,095,050
Restricted Cash	97,600	97,600
Other	354,776	404,382
Total other assets	$6,333,185	$6,597,032

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

As of March 31, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) was approximately $1.8 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $40,695 and $114,848 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of common stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of March 31, 2024 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of March 31, 2024 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of March 31, 2024. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of March 31, 2024.

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of March 31, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the three months ended March 31, 2024 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	53,600	$45.55
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2024	53,600	$45.55
Exercisable at March 31, 2024	53,600	$45.55

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2024 and 2023.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at March 31, 2024 and December 31, 2023, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2024:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	6.4 years	37,000	6.4 years
$50.00 to $69.99	15,100	4.2 years	15,100	4.2 years
$70.00 to $89.99	1,500	2.1 years	1,500	2.1 years

	53,600	5.6 years	53,600	5.6 years

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

A summary of all restricted stock activity under the Plans for the three months ended March 31, 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2023	53,875	$11.27
Granted	80,197	2.12
Vested	(30,750)	10.06
Forfeited	(1,125)	22.20
Nonvested balance, March 31, 2024	102,197	$4.34

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2024, there were $245,233 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-eight months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2024 (April 1, 2024 through December 31, 2024)	1,500
2025	73,349
2026	18,349
2027	5,000
2028	4,000

NOTE 14. COMMON STOCK PURCHASE WARRANTS

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2024:

	Issuance date assumptions	March 31, 2024 assumptions
Volatility - range	106.0%	$108.5%
Risk-free rate	3.36%	4.21%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.0 years
Exercise price	5.50 – 7.50	5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2024 and 2023:

	Warrants	Weighted average exercise price
Vested Balance, December 31, 2023	1,125,000	$6.50
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—
Vested Balance, March 31, 2024	1,125,000	$6.50

The total intrinsic value of all outstanding warrants aggregated $-0- as of March 31, 2024 and 2023, and the weighted average remaining term was 48.2 months as of March 31, 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of March 31, 2024:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$5.50	375,000	4.0 years
$6.50	375,000	4.0 years
$7.50	375,000	4.0 years

	1,125,000	4.0 years

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

2024 Issuance of Restricted Common Stock

In January 2024, the board of directors approved the grant of 55,000 shares of common stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2028, provided that each grantee remains an officer or employee on such dates. Additionally, the board of directors approved the grant of 25,197 restricted common shares to certain new employees of the Company. Such shares will generally vest over a period of one to two years on their respective anniversary dates in January through January 2026, provided that each grantee remains an employee of the company on such dates.

Cancellation of Restricted Stock

During the three months ended March 31, 2024, the Company cancelled 1,125 shares due to termination of employee.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net (income) loss attributable to noncontrolling interests of consolidated subsidiary of $12,248 and ($126,239) for the three months ended March 31, 2024 and 2023, respectively.

NOTE 16. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders	$(3,931,020)	$(6,105,818)

Denominator for basic loss per share – weighted average shares outstanding	2,861,229	2,751,662
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,861,229	2,751,662

Net loss per share:
Basic	$(1.37)	$(2.22)
Diluted	$(1.37)	$(2.22)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive and, therefore, not included in the computation of diluted income (loss) per share.

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

As consideration for acquiring the Purchased Assets, Kustom 440 paid JC Entertainment the aggregate purchase price amount $542,959, with the sum of $400,000 paid at the time of closing (“Closing”), and the remainder to be paid on or before thirty days from the time of Closing. Kustom 440 shall receive a credit for all non-refunded festival ticket sales for the 2024 Country Stampede to be calculated immediately prior to Closing, and JC Entertainment shall be entitled to keep all ticket sale proceeds made and/or received prior to Closing. Kustom 440 shall be obligated, to the extent a refund is sought after Closing, to provide such refund, if appropriate, to the customer requesting a refund, and shall indemnify and hold harmless JC Entertainment from any and all claims, liabilities, costs, suits, or the like relating to such refund request.

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Country Stampede Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Country Stampede Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The Country Stampede Acquisition was structured as an asset purchase; however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

The purchase price of the Country Stampede Acquisition was allocated to tangible assets, goodwill, identifiable intangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company will continue to evaluate the fair value of the identified intangible assets. The preliminary estimated fair value of assets acquired, and liabilities assumed in the Country Stampede Acquisition were as follows:

As allocated (Preliminary)
Description	March 1, 2024
Assets acquired (provisional):
Tangible assets acquired	$305,000
Identifiable intangible assets acquired (Trademarks and trade names)	300,000
Goodwill	225,959
Liabilities assumed	(288,000)
Net assets acquired and liabilities assumed	$542,959
Consideration:
Cash paid at Country Stampede Acquisition date	$400,000
Cash paid subsequent to closing	142,959

Total Country Stampede Acquisition purchase price	$542,959

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

The Video Solutions Segment encompasses our law, commercial, and Shield™ divisions. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of March 31, 2024, and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Net Revenues:
Video Solutions	$1,718,293	$1,899,364
Revenue Cycle Management	1,434,598	1,781,590
Entertainment	2,376,460	4,016,236
Total Net Revenues	$5,529,351	$7,697,190

Gross Profit:
Video Solutions	$565,694	$534,195
Revenue Cycle Management	463,731	775,934
Entertainment	494,274	234,663
Total Gross Profit	$1,523,699	$1,544,792

Operating Income (loss):
Video Solutions	$(891,588)	$(1,963,186)
Revenue Cycle Management	(24,031)	103,765
Entertainment	(642,219)	(1,233,006)
Corporate	(2,081,196)	(3,080,379)
Total Operating Loss	$(3,639,034)	$(6,172,806)

Depreciation and Amortization:
Video Solutions	$198,028	$198,122
Revenue Cycle Management	26,715	25,507
Entertainment	326,248	319,481
Total Depreciation and Amortization	$550,991	$543,110

	March 31, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$24,172,478	$26,396,559
Revenue Cycle Management	1,989,068	2,260,376
Entertainment	6,482,510	6,324,211
Corporate	12,520,139	12,047,663
Total Identifiable Assets	$45,164,195	$47,028,809

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $4,315,132 and a reserve for the entertainment segment of $171,257 as of March 31, 2024.

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

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $576,690 and $265,241 for the three months ended March 31, 2024 and 2023 and management fees in accordance with the operating agreement of $12,379 and $32,181 for the three months ended March 31, 2024 and 2023.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of March 31 2024, the entire TicketSmarter Related Party note is $2,700,000, is classified as current, with an accrued interest balance of $187,346. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

NOTE 20. SUBSEQUENT EVENTS

Series A Preferred Stock and Series B Preferred Stock Elimination

On April 5, 2024, Digital Ally, Inc., a Nevada corporation (the “Company”), filed with the Secretary of State of the State of Nevada an Elimination of Certificate of Designations of the Preferences, Rights and Limitations of the Series A Convertible Redeemable Preferred Stock (the “Series A Elimination Certificate”) and Elimination of Certificate of Designations of the Preferences, Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (the “Series B Elimination Certificate”) in order to eliminate and cancel all designations, rights, preferences and limitations of the shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and Series B Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). In December 2022, all 1,400,000 shares of Series A Preferred Stock that had originally been issued pursuant to the Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (the “Series A Certificate of Designations”) and all 100,000 shares of Series B Preferred Stock that had originally been issued pursuant to the Certificate of Designations of the Preferences, Rights and Limitations of the Series B Preferred Stock of the Company (the “Series B Certificate of Designations”) were exchanged for shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. Such shares of Series A Preferred Stock and Series B Preferred Stock have resumed the status of authorized but unissued shares of preferred stock of the Company.

Prior to the filing of the Series A Elimination Certificate, none of the 1,400,000 authorized shares of Series A Preferred Stock or 100,000 authorized shares of Series B Preferred Stock were issued and outstanding, and no shares of Series A Preferred Stock or Series B Preferred Stock were to be issued subject to the Series A Certificate of Designations or Series B Certificate of Designations. The Series A Elimination Certificate and Series B Elimination Certificate became effective upon their filing with the Secretary of State of the State of Nevada.

Merchant Cash Advances – Video Solutions Segment

In April 2024, the Company received additional advances of $444,000 from the lender and agreed to new terms where total proceeds received since inception totaled $2,144,000. The Company will repay an aggregate of $2,880,000 to the lender. The advances remain secured by expected future sales of the Company with payments on a weekly basis and the full amount is expected to be repaid in 2024.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal years 2024 and 2023; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (7) our ability to produce our products in a cost-effective manner; (8) competition from larger, more established companies with far greater economic and human resources; (9) our ability to attract and retain quality employees; (10) risks related to dealing with governmental entities as customers; (11) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (12) characterization of our market by new products and rapid technological change; (13) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVU products; (14) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (15) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (16) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (17) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (18) our ability to generate more recurring cloud and service revenues; (19) risks related to our license arrangements; (20) the fluctuation of our operation results from quarter to quarter; (21) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (22) the issuance or sale of substantial amounts of our Common Stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (23) potential dilution from the issuance of Common Stock underlying outstanding options and warrants; (24) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our Common Stock; (25) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; (26) our ability to integrate and realize the anticipated benefits from acquisitions; (27) our ability to maintain the listing of our Common Stock on the Nasdaq Capital Market

Current Trends and Recent Developments for the Company

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

Revenue Cycle Management Operating Segment – We entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition in June 2021, when it acquired a private medical billing company, and has since completed three additional acquisitions of private medical billing companies, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Net Revenues:
Video Solutions	$1,718,293	$1,899,364
Revenue Cycle Management	1,434,598	1,781,590
Entertainment	2,376,460	4,016,236
Total Net Revenues	$5,529,351	$7,697,190

Gross Profit:
Video Solutions	$565,694	$534,195
Revenue Cycle Management	463,731	775,934
Entertainment	494,274	234,663
Total Gross Profit	$1,523,699	$1,544,792

Operating Income (loss):
Video Solutions	$(891,588)	$(1,963,186)
Revenue Cycle Management	(24,031)	103,765
Entertainment	(642,219)	(1,233,006)
Corporate	(2,081,196)	(3,080,379)
Total Operating Loss	$(3,639,034)	$(6,172,806)

Depreciation and Amortization:
Video Solutions	$198,028	$198,122
Revenue Cycle Management	26,715	25,507
Entertainment	326,248	319,481
Total Depreciation and Amortization	$550,991	$543,110

	March 31, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$24,172,478	$26,396,559
Revenue Cycle Management	1,989,068	2,260,376
Entertainment	6,482,510	6,324,211
Corporate	12,520,139	12,047,663
Total Identifiable Assets	$45,164,195	$47,028,809

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

Consolidated Results of Operations

We experienced operating losses for the first quarter of 2024 and all quarters during 2023. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenue	$5,529,351	$6,228,351	$6,337,699	$8,062,097	$7,697,190
Gross profit	1,523,699	549,031	1,226,149	2,519,505	1,544,792
Gross profit margin %	27.6%	8.8%	19.3%	31.3%	20.1%
Total selling, general and administrative expenses	5,162,733	6,528,031	6,374,192	7,460,209	7,717,598
Operating income (loss)	(3,639,034)	(5,979,000)	(5,148,043)	(4,940,704)	(6,172,806)
Operating income (loss) %	(65.8)%	(96.0)%	(81.2)%	(61.3)%	(80.2)%
Net income (loss)	$(3,943,268)	$(7,484,778)	$(3,679,043)	$(8,320,549)	$(5,979,579)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (7) the completion of corporate acquisitions including the recent purchases in the revenue cycle management and entertainment operating segments. We reported a net loss of $3,943,268 on revenues of $5,529,351 for first quarter of 2024.

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

For the Three Months Ended March 31, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended March 31, 2024 and 2023, represented as a percentage of total revenues for each such quarter:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	72%	80%

Gross profit	28%	20%
Selling, general and administrative expenses:
Research and development expense	9%	12%
Selling, advertising and promotional expense	14%	24%
General and administrative expense	71%	64%

Total selling, general and administrative expenses	94%	100%

Operating loss	(66)%	(80)%

Change in fair value of derivative liabilities	(6)%	—%
Gain on extinguishment of debt	13%	2%
Interest expense	(12)%	—%
Other income and interest income (expense), net	—%	—%

Income (loss) before income tax benefit	(71)%	(78)%
Income tax (provision)	—%	—%

Net income/(loss)	(71)%	(78)%

Net income (loss) attributable to noncontrolling interests of consolidated subsidiary	—%	(2)%

Net income (loss) attributable to common stockholders	(71)%	(80)%

Net income/(loss) per share information:
Basic	$(1.37)	$(2.22)
Diluted	$(1.37)	$(2.22)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment are as follows:

	Three Months Ended March 31,
	2024	2023
Product Revenues:
Video Solutions	$721,188	$1,193,021
Revenue Cycle Management	—	—
Entertainment	844,658	1,260,789
Total Product Revenues	$1,565,846	$2,453,810

Product revenues for the three months ended March 31, 2024 and 2023 were $1,565,846 and $2,453,810 respectively, an decrease of $887,964 (36%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The entertainment operating segment generated $844,658 in product revenues for the three months ended March 31, 2024, compared to $1,260,789 for the three months ended March 31, 2023. This product revenue relates to the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $721,188 during the three months ended March 31, 2024 compared to $1,193,021 for the three months ended March 31, 2023. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment are as follows:

	Three Months Ended March 31,
	2024	2023
Service and Other Revenues:
Video Solutions	$997,105	$706,343
Revenue Cycle Management	1,434,599	1,781,590
Entertainment	1,531,801	2,755,447
Total Service and Other Revenues	$3,963,505	$5,243,380

Service and other revenues for the three months ended March 31, 2024 and 2023 were $3,963,505 and $5,243,380, respectively, a decrease of $1,279,875 (24%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $616,488 and $422,823 for the three months ended March 31, 2024 and 2023, respectively, an increase of $193,665 (46%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended March 31, 2024. We expect this trend to continue throughout 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services and other services were $380,618 and $283,520 for the three months ended March 31, 2024 and 2023, respectively, an increase of $97,098 (34%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our entertainment operating segment generated service revenues totaling $1,531,801 and $2,755,447 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1,223,646 (44%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to present a strong revenue outlook moving forward.

●	Our revenue cycle management operating segment generated service revenues totaling $1,434,599 and $1,781,590 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $346,991 (20%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended March 31, 2024 and 2023 were $5,529,351 and $7,697,190, respectively, a decrease of $2,167,839 (28%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended March 31, 2024, and 2023 was $1,567,393 and $2,301,100, respectively, a decrease of $733,707 (32%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended March 31, 2024, and 2023 were 100% and 94%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of Product Revenues:
Video Solutions	$797,494	$1,037,594
Revenue Cycle Management	—	—
Entertainment	769,899	1,263,506
Total Cost of Product Revenues	$1,567,393	$2,301,100

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. In addition, the Video Solutions Segment recorded valuation allowances for its older product lines and a portion of its Shield™ products during the first quarter of 2023. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 111% for the three months ended March 31, 2024 as compared to 87% for the three months ended March 31, 2023.

The decrease in entertainment operating segment cost of product sold directly correlates to the decrease in product revenues for the three months ended March 31, 2024 compared to March 31, 2023, resulting in cost of product revenue of $769,899 for the three months ended March 31, 2024, compared to $1,263,506 for the three months ended March 31, 2023. Cost of product sold as a percentage of product revenues for the entertainment segment was 91% for the three months ended March 31, 2024 as compared to 100% for the three months ended March 31, 2023.

We recorded $4,486,389 and $4,542,461 in reserves for obsolete and excess inventories at March 31, 2024 and December 31, 2023, respectively. Total raw materials, component parts, and work-in-progress were $2,964,525 and $3,065,049 at March 31, 2024 and December 31, 2023, respectively, a decrease of $100,524 (3%). Finished goods balances were $4,670,553 and $5,322,693 at March 31, 2024 and December 31, 2023, respectively, a decrease of $652,140 (12%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the decrease in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of March 31, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended March 31, 2024, and 2023 was $2,438,259 and $3,851,298, respectively, a decrease of $1,413,039 (37%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended March 31, 2024, and 2023 was 62% and 73%, respectively. Cost of service revenues by operating shipment is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of Service Revenues:
Video Solutions	$355,105	$327,575
Revenue Cycle Management	970,867	1,005,656
Entertainment	1,112,287	2,518,067
Total Cost of Service Revenues	$2,438,259	$3,851,298

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 36% for the three months ended March 31, 2024 as compared to 46% for the three months ended March 31, 2023.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 68% for the three months ended March 31, 2024 as compared to 56% for the three months ended March 31, 2023.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Cost of service revenues as a percentage of service revenues for the entertainment segment was 73% for the three months ended March 31, 2024 as compared to 91% for the three months ended March 31, 2023.

Gross Profit

Overall gross profit for the three months ended March 31, 2024 and 2023 was $1,523,699 and $1,544,792, respectively, a decrease of $21,093 (1%). Gross profit by operating segment was as follows:

	Three Months Ended March 31,
	2024	2023

Gross Profit:
Video Solutions	$565,694	$534,195
Revenue Cycle Management	463,731	775,934
Entertainment	494,274	234,663
Total Gross Profit	$1,523,699	$1,544,792

The overall decrease is attributable to the decrease in revenues for the three months ended March 31, 2024 and a decrease in the overall cost of sales as a percentage of overall revenues to 72% for the three months ended March 31, 2024 from 80% for the three months ended March 31, 2023. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,162,732 and $7,717,598 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2,554,865 (33%). The decrease was primarily attributable to the reduction in sponsorships and advertising being by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 93% for the three months ended March 31, 2024 compared to 100% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	Three months ended March 31,
	2024	2023
Research and development expense	$487,466	$934,939
Selling, advertising and promotional expense	761,118	1,847,489
General and administrative expense	3,914,149	4,935,170

Total	$5,162,733	$7,717,598

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $487,466 and $934,939 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $447,473 (48%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $761,118 and $1,847,489 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1,086,371 (59%). Promotional and advertising expenses represent the primary component of these costs and totaled $377,231 during the three months ended March 31, 2024, compared to $1,460,823 during the three months ended March 31, 2023, a decrease of $1,083,592 (74%). The decrease is primarily attributable to the reduction in sponsorships being entered into by the Company.

General and administrative expense. General and administrative expenses totaled $3,914,149 and $4,935,170 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $1,021,021 (21%). The decrease in general and administrative expenses in the three months ended March 31, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries, as payroll begins to adjust from the new acquisitions completed by the Company and reductions in headcount. General and administrative expenses also decreased due to a decline in rent expenses for the three months ended March 31, 2024 compared to the same period in 2023.

Operating Loss

For the reasons stated above, our operating loss was $3,639,034 and $6,172,806 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2,533,772 (41%). Operating loss as a percentage of revenues decreased to 66% in the three months ended March 31, 2024 from 80% in the same period in 2023.

Interest Income

Interest income decreased to $14,938 for the three months ended March 31, 2024, from $15,477 in the same period of 2023, which primarily represents interest charges on our subscription receivables.

Interest Expense

We incurred interest expenses of $648,567 and $5,664 during the three months ended March 31, 2024 and 2023, respectively. The increase is attributable to interest charges and the amortization of debt issuance and discounts associated with several debt issuances.

Change in Fair Value of Contingent Consideration Promissory Notes

The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $-0- compared to a loss of $158,021 during the three months ended March 31, 2024 and 2023, respectively. This is in connection with the four acquisitions made by our revenue cycle management segment.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities during three months ended March 31, 2024 totaled $348,891, compared to $-0- for the three months March 31, 2023, which was recognized as a loss on the Consolidated Statements of Operations.

Gain on Extinguishment of Liabilities

Gain on extinguishment of liabilities increased to $682,345 for the period ended March 31, 2024, from $-0- during the period ended March 31, 2023, which reflects income related to the video segment’s ability to negotiate down payables and contract liabilities during the period.

Loss on sale of fixed asset

The Company recorded a loss on sale of fixed assets of $41,661 and $-0- for the three months ended March 31, 2024 and 2023.

Other income

Other income increased to $27,602 for the three months ended March 31, 2024, from $25,393 during the three months ended March 31, 2023, which largely reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $3,943,268 and $5,979,579 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2,036,311 (34%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended March 31, 2024 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2024. We had approximately $145.0 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of March 31, 2024 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $3,943,268 and $5,979,579 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2,036,311 (34%).

Net Income/(Loss) Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/(loss) of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income/(loss) attributable to noncontrolling interests of consolidated subsidiary of ($12,248) and $126,239 for the three months ended March 31, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $3,931,020 and $6,105,818 for the three months March 31, 2024 and 2023, respectively, a decrease of $2,174,798 (36%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.37 and $2.22 for the three months ended March 31, 2024 and 2023, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents, and restricted cash: As of March 31, 2024, we had cash, cash equivalents, and restricted cash with an aggregate balance of $1,025,461, an increase from a balance of $778,149 at December 31, 2023. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $247,312 net increase in cash during the three months ended March 31, 2024:

●	Operating activities:	$918,545 of net cash used in operating activities. Net cash used in operating activities was $918,545 and $1,216,876 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $298,331. The decrease is attributable to the decrease in net loss and a decrease in the usage of cash for operating assets during the three months ended March 31, 2024 compared to the same period in 2023.

●	Investing activities:	$160,830 of net cash provided by investing activities. Cash provided by investing activities was $160,830 for the three months ended March 31, 2024 compared to cash used in investing activities of $70,645 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we made capital expenditures for: (i) acquired Country Stampede; (ii) sold an aircraft; and (iii) sold personal seat licenses.

●	Financing activities:	$1,005,027 of net cash provided by financing activities. Cash provided by financing activities was $1,005,027 and $615,045 for the three months ended March 31, 2024 and 2023, respectively. During the first three months of 2024, we most notably made principal payments on contingent consideration promissory notes and merchant advances, received additional funds from the merchant advance and entered into an additional advance agreement. During the first three months of 2023 we received proceeds from a Commercial Extension of Credit agreement and the Company made principal payments on contingent consideration promissory notes and the credit agreement.

Commitments:

We had $1,025,461 of cash and cash equivalents, including restricted cash of $97,600, and net negative working capital $9,624,118 as of March 31, 2024. Accounts receivable and other receivables balances represented $4,421,492 of our net working capital at March 31, 2024. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2024, which would help to provide positive cash flow to support our operations during 2024. Inventory represents $3,148,689 of our net working capital at March 31, 2024. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2024 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2024.

Capital Expenditures:

We had the following material commitments for capital expenditures at March 31, 2024:

Lease commitments. The following sets forth the operating lease right of use assets and liabilities as of March 31, 2024:

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2024:

Assets:
Operating lease right of use assets	$925,128

Liabilities:
Operating lease obligations-current portion	$225,960
Operating lease obligations-less current portion	749,718
Total operating lease obligations	$975,678

The components of lease expense were as follows for the three months ended March 31, 2024:

Selling, general and administrative expenses	$108,879

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2023 (April 1, to December 31, 2024)	$225,247
2024	288,720
2025	293,300
2026	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,159,779
Imputed interest	(184,101)
Total operating lease liability	$975,678

Debt obligations is comprised of the following:

	March 31, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$146,971	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	64,826	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	29,409	58,819
Revolving Loan Agreement	4,880,000	4,880,000
Commercial Extension of Credit- Entertainment Segment	69,643	87,928
Merchant Advances – Video Solutions Segment	1,348,000	1,350,000
Merchant Advances – Entertainment Segment	1,425,000	—
Unamortized debt issuance costs	(684,989)	(540,429)
Debt obligations	7,278,860	6,113,750
Less: current maturities of debt obligations	2,403,029	1,260,513
Debt obligations, long-term	$4,875,831	$4,853,237

Debt obligations mature as follows as of March 31, 2024:

March 31, 2024
2024	$2,402,188
2025	4,735,589
2026	3,542
2027	3,677
2028 and thereafter	133,864

Total	$7,278,860

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill, other intangible assets, fair value of assets and liabilities acquired in business combinations;

●	Warranty Reserves;

●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

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

Inventories consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,938,434	$3,044,653
Work-in-process– video solutions segment	26,091	20,396
Finished goods – video solutions segment	4,180,699	4,623,489
Finished goods – entertainment segment	489,854	699,204
Subtotal	7,635,078	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,315,132)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(171,257)	(186,795)
Total inventories	$3,148,689	$3,845,281

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 59% of the gross inventory balance at March 31, 2024, compared to 54% of the gross inventory balance at December 31, 2023. We had $4,486,389 and $4,542,461 in reserves for obsolete and excess inventories at March 31, 2024 and December 31, 2023, respectively. Total raw materials, component parts, and work-in-process were $2,964,525 and $3,065,049 at March 31, 2024 and December 31, 2023, respectively, a decrease of $100,524 (3%). Finished goods balances were $4,670,553 and $5,322,693 at March 31, 2024 and December 31, 2023, respectively, a decrease of $652,140 (12%). The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of March 31, 2024.

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

Our most recent annual impairment test of goodwill was a qualitative analysis conducted as of December 31, 2023 that indicated no impairment. Subsequent to completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test. Note 1 — Nature of Business and Summary of Significant Accounting Policies and Note 10 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements provide additional information regarding the Company’s goodwill and other intangible assets.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were increased to $20,529 as of March 31, 2024 compared to $17,699 as of December 31, 2023 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of March 31, 2024:

	Issuance date assumptions	March 31, 2024 assumptions
Volatility - range	106.0%	$108.5%
Risk-free rate	3.36%	4.21%
Dividend	0%	0%
Remaining contractual term	5.0 years	4.0 years
Exercise price	5.50 – 7.50	5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three months ended March 31, 2024.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of March 31, 2024, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $7,410,000 to a balance of $41,610,000 to fully reserve our deferred tax assets at December 31, 2023. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2024 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our Video Solutions and Revenue Cycle Management segments business are seasonal in nature, however; the Entertainment Segment is expected to generate higher revenues during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the first quarter of 2024 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

3.1	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.1	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on March 5, 2024).

10.2	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K with the SEC on March 5, 2024).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K with the SEC on March 5, 2024).

10.4	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K with the SEC on March 5, 2024).

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2024

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

